Form 10-K
period 2013-12-31
Platform Specialty Products Corp
filed 2014-03-31
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission file number: 001-36272
_______________

 (Exact name of Registrant as specified in its charter)
_______________
Delaware	37-1744899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Blue Lagoon Drive, Suite 855 Miami, Florida	33126 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (203) 575-5850
_______________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated filer ☐             Non-Accelerated filer ☒                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

The number of shares of Common Stock outstanding as of March 26, 2014 was 119,969,706. The aggregate market value of the Common Stock held by non-affiliates as of March 26, 2014 was approximately $1.08 billion, based upon the last reported sales price for such date on the NYSE.  The Common Stock was not traded on June 30, 2013, the last day of the second fiscal quarter in 2013. All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to the registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2013, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

Part I

Item 1. Business

Unless the context otherwise requires, all references in this section to “we”, “us”, “our”, “Successor” and "Platform" refer to Platform Specialty Products Corporation and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition (as defined below).  All references in this annual report on Form 10-K (the “Annual Report”) to our “Predecessor” refer to MacDermid, Incorporated, a Connecticut corporation (“MacDermid”) and its subsidiaries for all periods prior to the MacDermid Acquisition (as defined below).

Overview

Platform is a global producer of high-technology specialty chemical products and provider of technical services.

We were initially incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013 under the name Platform Acquisition Holdings Limited. We were created for the purpose of acquiring a target company or business with an anticipated enterprise value of between $750 million and $2.50 billion.  We completed our initial public offering in the United Kingdom on May 22, 2013, raising approximately $881 million net proceeds and were listed on the London Stock Exchange.

On October 31, 2013, we indirectly acquired substantially all of the equity of MacDermid Holdings, LLC (“MacDermid Holdings”), which, at the time, owned approximately 97% of MacDermid (the “MacDermid Acquisition”). As a result, we became a holding company for the MacDermid business.   We acquired the remaining 3% of MacDermid (the “MacDermid Plan Shares”) on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan (the “MacDermid Savings Plan”).  Concurrently with the closing of the MacDermid Acquisition, we changed our name to Platform Specialty Products Corporation. On January 22, 2014, we changed our jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”), and on January 23, 2014, our shares of common stock, par value $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PAH”.

The total consideration for the MacDermid Acquisition and the Exchange Agreement was approximately $1.80 billion (including the assumption of approximately $756 million of indebtedness), plus (i) up to $100 million of contingent consideration tied to achievement of EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation.  The consideration for the MacDermid Acquisition was paid in both equity interests and cash.  Certain sellers elected to receive common stock in our wholly owned subsidiary Platform Delaware Holdings, Inc. (“PDH”) representing approximately $97.0 million of the total consideration.  Holders of PDH common stock have the right to exchange such shares for shares of our Common Stock, on a one-for-one basis, at 25% per year, after the earlier of October 31, 2014 or a change of control of Platform.

Our Business

We are a global producer of high technology specialty chemical products and provider of technical services. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “asset lite, high touch” philosophy, which involves dedicating extensive resources to research and development and highly technical, post-sale customer service, while limiting our investments in fixed assets and capital expenditures. To date, Platform has completed one acquisition, the MacDermid Acquisition, on October 31, 2013.

Currently, our business involves the manufacture of a broad range of specialty chemicals, which we create by blending raw materials, and the incorporation of these chemicals into multi-step technological processes. These specialty chemicals and processes together encompass the products we sell to our customers in the electronics, metal and plastic plating, graphic arts, and offshore oil production and drilling industries. We refer to our products as “dynamic chemistries” due to their delicate chemical compositions, which are frequently altered during customer use. Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.

We generate revenue through the manufacture and sale of our dynamic chemistries and by providing highly technical post-sale service to our customers through our extensive global network of specially trained service personnel. Our personnel work closely with our customers to ensure that the chemical composition and function of our dynamic chemistries are maintained as intended. As an example, a customer will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer’s circuit boards. In addition to providing such product, a member of our professional service team would visit the customer’s manufacturing facilities on a regular basis post-sale to ensure that the process sold maintains the correct chemical balance and can be used effectively in the manner and for the purpose desired.

We have more than 3,500 customers worldwide. Among these customers are some of the world’s preeminent companies, such as FIAT, Ford, GM, LG, Molex, Samsung, Stanley Black & Decker and major companies in the offshore oil and gas industries. We believe that we are able to service these customers and that we will attract new customers successfully through a global network of 14 manufacturing sites, 21 technical service facilities, including eight research centers, a direct sales force in 24 countries and through our several distribution partners in an additional ten countries. Our international reach, coupled with our local presence, enables us to meet the global and local needs of our customers.

We leverage our close customer relationships to execute our growth strategies by working with our customers to identify opportunities for new products, which we develop by drawing upon our significant intellectual property portfolio and technical expertise. We believe that our customers place significant value on the “MacDermid” brand, which has been developed through innovation, product leadership and customer service.

The diversity of our materials and suppliers, our end markets, products, product applications, customer base and the range of geographic regions in which we operate help to mitigate the effects of any adverse event affecting a particular raw material or a specific end market or region. In many of the regions in which we operate, we are able to increase our prices in response to increases in our costs.

While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers and allow us to retain customers and maintain our market positions.

We believe our business is currently benefiting from global growth trends in many of our end markets, including the increasing use of electronic devices such as mobile phones and computers, growth in worldwide automotive production and increasing oil production from offshore, sub-sea wells. We also believe that we are effectively expanding the existing market for our dynamic chemistries by developing new applications within the electronics, general industrial and automotive, graphic arts and offshore oil production and drilling markets. These new applications include surface coatings for solar panels, plated antennas for smart mobile devices, flexographic plates for printing consumer packaging materials, decorative components for automobile interiors and control system fluids used to prevent oil from seeping from ocean floor valves.

We report our business in two operating segments: a Performance Materials segment and a Graphic Solutions segment.

Performance Materials—Our Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries. We operate in the Americas, Asia and Europe. Our products include surface and coating materials and water-based hydraulic control fluids. In conjunction with the sale of these products, we provide extensive technical service and support to ensure superior performance of their application. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. To better serve customers in these markets, we have developed state-of-the-art facilities in São Paulo, Brazil and Suzhou, China. We have over 600 personnel and three manufacturing facilities in Asia and remain focused on further increasing our presence in the region.

Our Performance Materials segment utilizes shared manufacturing facilities and administrative resources to provide specialty chemicals to three industries:

Industrial. We believe that we are one of the worldwide leaders in industrial metal and plastic finishing chemistries based on our 2013 net sales. In this industry, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces. These coatings may have functional uses, such as improving wear and tear or providing corrosion resistance for appliance parts, or decorative uses, such as providing gloss finishes to components used in automotive interiors. As of December 31, 2013, we manufactured more than 1,000 chemical compounds for these surface coating applications, including cleaning, activating, polishing, electro and electroless plating, phosphatizing, stripping and coating, anti-tarnishing and rust inhibiting for metal and plastic surfaces. Electroless plating is a method of plating metals onto a variety of base materials using chemical reduction without the application of electrical power. Electro plating, in contrast, involves plating metals with the use of an electrical current. Phosphatizing is the application of phosphates, such as iron and zinc, to prevent corrosion of steel surfaces. Our industrial customer base is highly fragmented and includes customers in the following end markets: automotive parts, industrial parts, transportation equipment, electronics equipment and appliances and plumbing goods. We believe our growth in this industry will be primarily driven by increased world-wide automobile production and demand for appliances, computers and general engineering hardware.

Electronics. We believe we are one of the leading global suppliers of chemical compounds to the printed circuit board fabrication industry based on our combined 2013 net sales. In this industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. Our product portfolio in this business is focused on niches such as final finishes, through hole metallization and circuit formation, in which we are a small cost to the overall finished product, but a critical component for maintaining the products’ performance. We believe our growth in this industry will be driven by demand in telecommunication, wireless devices and computers, and the increasing use of electronics in automobiles. Our customer base includes customers in the following end markets: computers, telecommunications, wireless devices, audio visual, automotive and office equipment.

Offshore. We produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. Production fluids are used in the control systems that open and close critical valves for the deep water oil extraction and transportation process. Drilling fluids are used in control systems to operate valves on the ocean floor. Our current customer base is primarily in the production area of this business. We believe there is significant growth potential for this business as the oil and gas industry continues to grow and as oil is produced from new offshore, sub-sea wells.

Graphic Solutions—Our Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. We manufacture photopolymers used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. Our products are used to improve print quality and printing productivity. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. Photopolymers are molecules that change properties upon exposure to light. Our business mix in this segment is focused on high innovation, higher cash flow businesses by offering new products. We believe growth in this segment will be driven by consumer demand and advertising.

Both of our operating segments include significant foreign operations. There are certain risks associated with our foreign operations. See Part I, Item 1A Risk Factors – “Our substantial international operations subject us to risks not faced by domestic competitors, including unfavorable political, regulatory, labor, tax and economic conditions in other countries that could adversely affect our business, financial condition and results of operations” included in this Annual Report.

For financial information about our operating segments, see Note 19 to our audited consolidated financial statements for the period from April 23, 2013 (inception) through December 31, 2013, which we refer to as the Successor 2013 Period, for the ten month period ended October 31, 2013, which we refer to as the Predecessor 2013 Period, and the years ended December 31, 2012 and 2011 included in this Annual Report.  For financial information about the geographic areas in which we operate see Note 19 to our consolidated audited financial statements for the Successor and Predecessor 2013 Periods and the years ended December 31, 2012 and 2011 included in this Annual Report.

Our Competitive Strengths

We believe that the following are our key competitive strengths:

Strong Market Position in Attractive Niche Markets. We believe, based on our combined 2013 net sales, that we are one of the leaders in each of the product markets that we serve. We believe that the combination of our global presence, innovative technology, process know-how, strong commitment to research and development, dedication to customer service and broad range of proprietary products distinguishes us from our competitors, allowing us to maintain our strong market share positions. Furthermore, we believe the diversity of the niche markets we serve will enable us to continue our growth throughout economic cycles and mitigate the impact of a downturn in any single market.

Proprietary Technology and Service Oriented Business Model. Our commitment to technological innovation and our extensive intellectual property portfolio of over 750 issued patents enables us to develop our cutting-edge products. In order to continue to provide innovative products and highly technical service to our customers, we place a premium on maintaining a specialized and qualified employee base. Our global sales and service personnel possess extensive knowledge of and experience in our local markets. For instance, our technical management team serving our Asian markets has, on average, over 20 years of experience, including decades of joint product development with our key customers located in the greater China region. We believe that our proprietary technology, extensive industry experience and customer service-focused business model are difficult for our competitors to replicate. As a result, and in order to avoid the transition risks that go along with switching suppliers, customers may elect not to switch from our products to those of our competitors. Switching suppliers generally may not make sense for our customers from a cost-benefit standpoint: the cost of our products is low relative to the potential cost savings, as switching expenses (including conducting expensive trials to ensure quality assurance and compliance with regulatory requirements, industry standards and internal protocols) can be significant.

The key role our products play in improving the efficacy of our customers’ manufacturing processes and reducing their total costs, combined with our extensive experience in local markets, our focus on highly technical customer service and the significant customer switching risks and costs inherent in our industry, have enabled us to establish and maintain our long-term customer relationships. We leverage these close relationships to identify opportunities for new products and position our portfolio of products within the ever-changing business environment.

Customer, Product, Application, End-Market and Geographic Diversity. We offer a broad range of products and services to diverse end markets, ranging from electronics to printing to offshore oil drilling. We have more than 3,500 customers globally. No single customer accounted for more than 3% of net sales for the Successor 2013 Period or Predecessor 2013 Period. We believe, based on our combined 2013 net sales to customers in Asia and Brazil, that we have a significant presence in the rapidly growing Asian and Brazilian markets. In addition, each of our product lines serves numerous and often unrelated end markets. Our customer, product and geographic diversity help to mitigate the effects of any adverse event affecting a specific industry, end market or region.

Limited Raw Material Concentration and Low Exposure to Energy Prices. We use in excess of 1,000 chemicals as raw materials in the manufacture of our proprietary products. No single raw material represented more than 4% of cost of sales for the Successor 2013 Period or the Predecessor 2013 Period. Further, the raw materials that are of greatest importance to our global operations are, in most cases, obtainable from multiple sources worldwide. In addition, energy costs, which have historically been volatile, only represented approximately 2% of cost of sales for the Successor 2013 Period and the Predecessor 2013 Period.

Our Business Strategy

We intend to continue to grow our business, improve profitability and strengthen our balance sheet by pursuing the following integrated strategies:

Build our Core Businesses. We believe that we can capitalize on our technical capabilities, sophisticated process know-how, strong customer relationships and deep industry knowledge to enhance growth by:

•
Extending Product Breadth: We intend to extend many of our product offerings through the development of new applications for our existing products in our existing markets. For example, we are extending our capabilities for films used in in-mold decoration for high-end automotive interiors, exteriors and other applications. We are also leveraging our capabilities in plating technology for printed circuits and automotive applications to meet the emerging technological and environmental needs of our customers.

•
Continuing to Grow Internationally with Our Customers: We intend to continue to grow internationally by expanding our product sales to our existing multinational customers as they penetrate emerging regions. We continue to make investments, especially in technical staff, in high-growth markets such as the greater China region and Brazil in order to better serve our customers.

Leverage our Capabilities to Grow into New Markets and Applications. Building on our core competencies in product innovation, applications development and technical services, we intend to expand into new high-growth markets and expand upon our existing technologies to develop new products for new applications in markets that are adjacent to those we currently serve. Examples of our initiatives include:

•
Plating for Molded Interconnect Devices: Molded interconnect devices are devices made with injection-molded parts that integrate mechanical and electrical functions into a single piece. We are extending our “plating on plastics” technology into antenna manufacturing for smartphones. We believe that our technology results in a higher manufacturing yield and lower cost to our customers;

•
Light-Emitting Diode (“LED”) Lighting Market: We are developing products for thermal management systems and using silver as a wire-bondable and reflective finish option to enhance energy conversion into light;

•
High Value PET Recycling: As worldwide demand for recycled polyethylene terephthalate (“PET”) grows, we are leveraging our strong position in Europe for specialized cleaners and defoamers that are used in recycling plastic products made of PET to expand that business globally, especially in emerging markets such as Asia and South America. Our specialized cleaners and defoamers enable recycled PET to be used in higher value applications such as bottle resin; and

•
Digital Flexographic Printing: We have developed an innovative LUX® process, which uses a flat top dot processing technology that significantly increases the quality and consistency of the printed image from a flexographic printing plate in a manner that is more efficient and cost effective for our customers. The LUX® process is a proprietary process we developed that changes the form of the dots on printing plates and enables printing with higher definition and fidelity.

Maintain our Commitment to Technology. We believe that our focused commitment to technology and research and development will result in future success in our product innovation and applications development. Because the highly technical service we provide to our customers is an integral part of their successful use of our products, our service personnel become closely acquainted, and develop deep relationships, with our customers. These close customer relationships enable us to identify and forecast the needs of our customers and draw upon our intellectual property portfolio and expertise in technology research and development to create new products and successfully position our portfolio of products within the ever-changing business environment.

Pursue Strategic Acquisitions. To the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue. We anticipate that the fragmented nature of the specialty chemical products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses. However, there can be no assurance that we will complete an acquisition in any given year or that any such acquisition will be significant or successful. We will only pursue a candidate when it is deemed to be fiscally prudent and that meets our acquisition criteria. We anticipate that any future acquisitions would be financed through any combination of cash on hand, operating cash flow, availability under our credit facilities and new capital market offerings.

Continue to Pursue Operational Efficiencies. We consistently focus on opportunities to reduce operating expenses through facility optimization, product and raw material rationalization and by maintaining a relatively low fixed cost structure that supports our growth strategy. We believe our operational restructurings and strategic project initiatives were primarily responsible for our strong gross profit margins.

Focus on Human Capital. The success of our business depends on our ability to continue to capitalize on our technical capabilities, unique process know-how, strong customer relationships and industry knowledge. Our technical expertise and history of innovation demonstrated by the MacDermid employees we acquired in the MacDermid Acquisition reflect the specialized and highly skilled nature of our research and development personnel. Our strong customer relationships and familiarity with our local markets result from the work of our highly talented and experienced sales and service personnel. As such, we intend to focus on attracting, retaining and developing the best human talent across all levels of our organization, which is key to our ability to successfully operate and grow our business.

Our Products

We review our portfolio of products quarterly to identify and replace low margin products with high margin products. Accordingly, our product mix may frequently change depending upon customer demand and the cost and selling prices related to any given product. In our Performance Materials segment, we offer various products to the electronics, industrial and offshore end markets.

As of December 31, 2013, the following products were among those that we offered to customers in the Performance Materials segment:

•	Plating products, which are used to plate holes drilled through printed circuit boards to connect opposite sides of the board and to connect the different layers of multi-layer printed circuit boards;

•	Final finishes, which are used on printed circuit boards to preserve the solderability of the finished boards;

•	Circuit formation products, which are an assortment of products to promote adhesion and form circuit patterns;

•	Oxides, which are conversion coatings used in the fabrication of multilayer circuit boards;

•
Pre-treatment and cleaning solutions, which are applied to prepare the surfaces of a wide variety of industrial products for additional treatment. We have a complete line of aqueous and semi-aqueous pre-treatment and cleaning products, which are more environmentally friendly than the solvents they replace;

•
Functional conversion coatings, which are applied to metals to enhance corrosion resistance and paint adhesion in a wide spectrum of industrial applications where heavy duty usage and exposure to unfavorable environments are anticipated. Our products plate various parts that are used in automotive and aerospace equipment, appliances, computer hard disks and other electronic products;

•
Electroless nickel, which is applied to a variety of metal and plastic surfaces to enhance corrosion resistance, wear resistance, solderability and to repair worn or over-machined surfaces in a variety of applications. MacDermid was among the earliest developers of electroless nickel products, which are safer and more environmentally friendly than the products they replace;

•
Decorative plating products, which can be used on all surface conditions to provide mirror-like finishes on steel, alloys or plastic in a more environmentally friendly manner. We offer an extensive range of quality decorative plating processes used in the plating of appliances, plumbing goods and automotive trim;

•	Hard-coated films for the membrane switch and touch screen markets;

•	Production fluids which are water-based hydraulic control fluids used in subsea production control systems to operate valves for the deep water oil extraction and transportation process; and

•	Drilling fluids, which are water-based hydraulic control fluids used in subsea control systems to operate valves for drilling rigs on the ocean floor.

As of December 31, 2013, the following products were among those that we offered to customers in the Graphic Solutions segment:

•
Solid sheet printing elements, which are digital and analog printing sheets used in the flexographic printing and platemaking processes. Our extensive line of flexographic plates are used in the commercial packaging and letterpress newspaper and publication industries;

•	Liquid products, which are liquid photopolymers used to produce printing plates for transferring images onto commercial packaging; and

•	Printing equipment, which are thermal plate processing systems that allow press-ready printing plates to be created without solvents.

Customers and Classes of Products: We believe that our business is not materially dependent upon a single customer. However, although we have a diverse customer base and no customer or distributor constitutes 10% or more of our consolidated net sales, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on our results of operations for the affected earnings periods. Both our Performance Materials segment and our Graphic Solutions segment are dependent on such customers and distributors. The principal two types of products purchased by such customers are surface finishing chemicals in our Performance Materials segment and solid sheet printing elements in our Graphic Solutions segment. Within our Performance Materials segment, as of December 31, 2013 , three classes of products each represented 10% or more of our net sales. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

Proprietary sales are generated from manufactured chemical compounds produced from our own research and development laboratories and manufacturing facilities. In many cases, these products are protected with patents or trademarks. Proprietary products have higher gross margins than non-proprietary products, and are perceived by our management to be more critical to our overall performance.

Methods for selling and marketing our proprietary products vary slightly by geographic region. In total, we generate business through the efforts of sales and service personnel and regional distributors and manufacturing representatives. In the Americas, approximately 290 sales and service personnel market our entire line of proprietary products. In certain areas of the United States, distributors and manufacturing representatives also sell and service many of our products. We market certain of our products through wholly owned subsidiaries in Canada and Mexico, and through 95% ownership of our operations in Brazil. In Europe, approximately 340 sales and service representatives, who are employed by our wholly owned subsidiaries located in Belgium, Czech Republic, France, Germany, Great Britain, Italy, Luxembourg, the Netherlands, Spain and Sweden, market our proprietary products. In the Asia-Pacific region, our local subsidiaries employ approximately 420 sales and service representatives to market our proprietary products through either wholly owned subsidiaries or branches in Australia, mainland China, Hong Kong, Japan, Singapore, South Korea, Taiwan and Thailand. In addition to the countries where we have wholly owned subsidiaries, some of our proprietary chemicals are sold in other countries throughout Asia, Europe and South America through distributors. Such resale items are marketed in conjunction with the sale of proprietary chemicals.

Revenue from product sales, including freight charged to customers, is recorded upon shipment to the customer if the collection of the resulting receivable is probable. Our stated shipping terms are customarily FOB shipping point and do not include customer inspection or acceptance provisions. Equipment sales arrangements may include right of inspection or acceptance provisions in which case revenue is deferred until these provisions have been satisfied. If circumstances arise where title has not passed, or revenue is not earned, we defer revenue recognition in accordance with criteria set forth in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements and Staff Accounting Bulletin No. 104, Revenue Recognition.

There is no material portion of our business that is subject to seasonality.

Employees

           In order to ensure that we are able to continue to provide innovative products and highly technical service to our customers, we place a premium on maintaining a highly specialized and qualified employee base. As of December 31, 2013, we employed approximately 2,000 full-time employees across over 20 countries, including approximately 1,000 research and development chemists and experienced technical service and sales personnel. Our management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Research in connection with proprietary products is performed principally in China, Great Britain, Japan and the United States. We spent approximately $23.9 million during 2013, which includes the Predecessor 2013 Period and the Successor 2013 period, and $25.0 million during the year ended December 31, 2012 on research and development activities. Substantially all research and development activities were performed internally.

Patents, Trademarks and Proprietary Products

We own more than 750 domestic and foreign patents. The patents we hold are important to our business and have remaining lives of varying duration. Although certain of these patents are becoming increasingly more important to our business, we believe that our ability to provide technical and testing services to customers, and to meet our customers’ rapid delivery requirements is equally, if not, more important. No specific group or groups of intellectual property rights are material to our business. However, we have many proprietary products which are not covered by patents and which are responsible for a large component of our total sales. Further, we hold a number of domestic and foreign trade names and trademark registrations and applications for registration, which we consider to be of value in identifying the MacDermid business and our products. We do not hold nor have we granted any franchises or concessions.

Government and Environmental Regulation

We are subject to numerous federal, state and local laws and regulations in the countries in which we operate, including tax and other laws that govern the way we conduct our business. However, no portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the governments in the countries in which we operate.

We are subject to the Foreign Corrupt Practices Act of 1977 (the “FCPA”), which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage. Our reliance on independent distributors to sell some of our proprietary chemicals internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions. Other U.S. companies have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals. We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery. These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof. Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations. In recent years, several jurisdictions have enhanced their laws and regulations in this area, increased their enforcement activities, and increased the level of cross-border coordination and information sharing. We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

We maintain a Business Conduct and Ethics Policy (the “Policy”) and a Code of Ethics for Senior Financial Officers (the “Code of Ethics”) which were approved by Platform’s Board of Directors. The Policy and the Code of Ethics cover compliance with the FCPA and similar anti-corruption laws, as well as other legal areas applicable to our operations. We provide compliance training to our employees in an effort to raise awareness, foster compliance and set an expectation of compliance at all levels within the company. The Policy establishes a duty to report non-compliance and provides avenues for making such reports, including a reporting hotline. We also maintain a system for auditing compliance with applicable laws.

As a manufacturer and distributor of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated properties and occupational safety and health matters. We have and may in the future incur significant costs, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damage or personal injuries as a result of past or future violations of, or liabilities under, such laws and regulations. As of December 31, 2013, we had appropriate reserves for various non-material environmental matters.

Domestic and international laws regulate the production and marketing of chemical substances. Almost every country has its own legal procedures for registration and import. Of these, the laws and regulations in Brazil, China, the European Union, Taiwan, the United Kingdom and the United States (Toxic Substances Control Act) are the most significant to our business. Additionally, other laws and regulations may also limit our expansion into other countries. Chemicals that are not included on one or more of these, or any other country’s chemical inventory lists, can usually be registered and imported, but may first require additional testing or submission of additional administrative information.

The European Commission enacted a regulatory system in 2006, known as Registration, Evaluation, Authorization and Restriction of Chemical substances (“REACH”), which requires manufacturers, importers and consumers of certain chemicals to register these chemicals and evaluate their potential impact on human health and the environment. As REACH matures, significant market restrictions could be imposed on the current and future uses of chemical products that we use as raw materials or that we sell as finished products in the European Union. Other countries may also enact similar regulations.

In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.

In addition, many of our full-time employees are employed outside the United States. In certain jurisdictions where we operate, particularly Brazil, France, Germany, Italy and Japan, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or works councils. These laws, coupled with the requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.

Competitive Environment

We provide a broad line of proprietary chemical compounds and supporting services. Broadly speaking, we compete in the specialty chemicals market. On a more narrow scale, we compete in markets for specialty chemicals for electronic applications, general metal and plastic finishing, printing and oil exploration and production.

We have many competitors in some proprietary product areas. Some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products. Some large competitors operate globally, as we do, but most operate only locally or regionally. We encounter competition from numerous and varied competitors in all areas of our business; however, our most significant competitors are Atotech Inc. (a division of Total S.A.), Enthone Inc. (an Alent plc company) and Rohm and Haas (a division of The Dow Chemical Company) for our Performance Materials segment and Asahi, E.I. du Pont de Nemours and Company  (“DuPont”) and Flint Group for our Graphic Solutions segment. See Part I, Item 1A Risk Factors - “We face intense competition, and our failure to compete successfully may have an adverse effect on our net sales, gross profit and financial condition” included in this Annual Report.

We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products and services, and service and support. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. We believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and internationally.

Corporate Information

Our principal executive offices are located at 5200 Blue Lagoon Drive, Suite 855, Miami, FL 33126 and our telephone number is (203) 575-5850.

Item 1A.  Risk Factors

The ownership of our Common Stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Risks Relating to our Business

Our business and results of operations could be adversely affected if we fail to protect our intellectual property rights.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights and the rights to our proprietary processes, methods, compounds and other technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or in our having to pay other companies for infringing on their intellectual property rights. We rely on confidentiality agreements and patent, trade secret, trademark and copyright law as well as judicial enforcement of all of the foregoing to protect such technologies and intellectual property rights. In addition, some of our technologies are not covered by any patent or patent application.

We may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization or from independently developing intellectual property and other proprietary information that is similar to ours, particularly in countries where the laws do not protect our proprietary rights to the same degree as in the United States. The use of our intellectual property and other proprietary information by others could reduce or eliminate any competitive advantages we have developed, cause us to lose sales or otherwise harm our business. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, and we may not prevail.

Our patents also may not provide us with any competitive advantage and may be challenged by third parties. Further, our competitors may attempt to design around our patents. Our competitors may also already hold or have applied for patents in the United States or abroad that, if enforced or issued, could prevail over our patent rights or otherwise limit our ability to manufacture or sell one or more of our products in the United States or abroad. With respect to our pending patent applications, we may not be successful in securing patents for these claims. Our failure to secure these patents may limit our ability to protect inventions that these applications were intended to cover. In addition, the expiration of a patent can result in increased competition with consequent erosion of profit margins.

Competitors or other parties may, from time to time, assert issued patents or other intellectual property rights against us. If we are legally determined to infringe or violate the intellectual property rights of another party, we may have to pay damages, stop the infringing use, or attempt to obtain a license agreement with the owner of such intellectual property. Further, even if we are successful in defending our rights, such litigation could be burdensome and costly.

In some cases, we rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally will enter into confidentiality agreements with our employees and third parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise. In addition, adequate remedies may not be available in the event of unauthorized use or disclosure of our trade secrets or manufacturing expertise. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition.

In addition, we rely on both registered and unregistered trademarks to protect our name and brands. Failure by us to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection, which could result in the loss of goodwill and brand recognition in relation to our name and products. In addition, successful third-party challenges to the use of any of our trademarks may require us to rebrand our business or certain products or services associated therewith.

The failure of our patents, applicable intellectual property law or our confidentiality agreements to protect our intellectual property and other proprietary information, including our processes, apparatuses, technology, trade secrets, trade names and proprietary manufacturing expertise, methods and compounds, or if we are unsuccessful in our judicial enforcement proceedings, could have a material adverse effect on our competitive advantages and could have a material adverse effect on our business, results of operations and share price.

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. We cannot guarantee that we will not experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others. For example, we are currently a defendant in a patent infringement claim, which has been vigorously opposed by us, relating to technology that is important to us, although we do not expect this claim to have a material adverse effect on our business, financial conditions, results of operations or reputation. From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products. Such actions could include payment of damages, stopping the use, obtaining licenses from these parties or substantially re-engineering our products or processes in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our products successfully. Moreover, if we are sued for infringement and lose, we could be required to pay substantial damages or be enjoined from using or selling the infringing products or technology. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

Our relationship with our employees could deteriorate, and certain of our key employees could leave, which could adversely affect our business and our results of operations.

Our business involves complex operations and therefore demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. As a company focused on manufacturing and highly technical customer service, we rely on our ability to attract and retain skilled employees, including our specialized research and development and sales and service personnel, to maintain our efficient production processes, to drive innovation in our product offerings and to maintain our deep customer relationships. As of December 31, 2013, we employed approximately 2,000 full-time employees, approximately 1,000 of whom were members of our research and development and sales and service teams. The departure of a significant number of our highly skilled employees or of one or more employees who hold key regional management positions could have an adverse impact on our operations, including as a result of customers choosing to follow a regional manager to one of our competitors.

In addition, many of our full-time employees are employed outside the United States. In certain jurisdictions where we operate, particularly Brazil, France, Germany, Italy and Japan, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment. In addition, in certain countries where we operate, our employees are members of unions or are represented by a works council as required by law. We are often required to consult and seek the consent or advice of these unions and/or works councils. These laws, coupled with the requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.

The due diligence undertaken in connection with the MacDermid Acquisition may not have revealed all relevant considerations or liabilities of MacDermid, which could have a material adverse effect on our financial condition or results of operations.

There can be no assurance that the due diligence undertaken by us in connection with the MacDermid Acquisition has revealed all relevant facts that may be necessary to evaluate such acquisition. Furthermore, the information provided during due diligence may have been incomplete, inadequate or inaccurate. As part of the due diligence process, we have also made subjective judgments regarding the results of operations, financial condition and prospects of MacDermid. If the due diligence investigation has failed to correctly identify material issues and liabilities that may be present in MacDermid, or if we consider any identified material risks to be commercially acceptable relative to the opportunity, we may incur substantial impairment charges or other losses following the MacDermid Acquisition. In addition, we may be subject to significant, previously undisclosed liabilities of MacDermid that were not identified during due diligence and which could contribute to poor operational performance and have a material adverse effect on our financial condition and results of operations.

Conditions in the global economy may directly adversely affect our net sales, gross profit and financial condition and may result in delays or reductions in our spending that could have a material adverse effect on our results of operations, prospects and share price.

Our products are sold in industries that are sensitive to changes in general economic conditions, including the metals and plastics finishings, electronics, oil production and drilling and graphic arts industries. Accordingly, our net sales, gross profit and financial condition depend significantly on general economic conditions and the demand for our specialty chemical products and services in the markets in which we compete. Delays or reductions in our customers’ chemical products purchasing that result from economic downturns would reduce demand for our products and services and could, consequently, have a material adverse effect on our results of operations, prospects and share price.

Our net sales and gross profit have varied depending on our product, customer and geographic mix for any given period, which makes it difficult to forecast future operating results.

Our net sales and gross profit vary among our products and customer groups and markets, and therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, customer and geographic mix reflected in that period’s net sales. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory conditions and other factors may result in reductions in revenue or pressure on the gross profit margins of certain segments in a given period. Given the nature of our business, the impact of these factors on our business and results of operations will likely vary from period to period and from product to product. For example, a change in market trends that results in a decline in demand for high margin products will have a disproportionately greater adverse effect on our gross profits for that period. The varying nature of our product, customer and geographic mix between periods therefore has materially impacted our net sales and gross profit between periods during certain recessionary times and may lead to difficulties in measuring the potential impact of market, regulatory and other factors on our business. As a result, we may be challenged in our ability to forecast our future operating results. Further, potential future business acquisitions can compound the difficulty in making comparisons between prior, current and future periods because acquisitions and divestitures, which are not ordinary course events, also affect our gross profit margins and our overall operating results.

Our business is significantly influenced by trends and characteristics in the specialty chemical industry and the printing industry.

        We believe that the specialty chemical industry and the printing industry are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, raw material price fluctuations and changes in product supply and demand. The specialty chemical industry is currently being affected by globalization and a shift in customers' businesses while the printing industry is currently shrinking. The trends and characteristics in these industries may cause significant fluctuations in our results of operations and cash flows and have a material adverse effect on our financial condition.

We face intense competition, and our failure to compete successfully may have an adverse effect on our net sales, gross profit and financial condition.

Our industry is highly competitive, and most of our product lines compete against product lines from at least two competitors. We encounter competition from numerous and varied competitors in all areas of our business; however, our most significant competitors are Atotech Inc. (a division of Total S.A), Enthone Inc. (an Alent plc company) and Rohm and Haas (a division of The Dow Chemical Company) for our Performance Materials segment and Asahi, DuPont and Flint Group for our Graphic Solutions segment. Further, in our Performance Materials segment, our products compete not only with similar products manufactured by our competitors, but also against a variety of chemical and non-chemical alternatives provided by our competitors. Industry consolidation may result in larger, more homogeneous and potentially stronger competitors in the markets in which we compete.

We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products, and service and support. We expect our competitors to continue to develop and introduce new products and to enhance their existing products, which could cause a decline in market acceptance of our products. Our competitors may also improve their manufacturing processes or expand their manufacturing capacity, which could make it more difficult or expensive for us to compete successfully. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers, which could limit our ability, or make it significantly more expensive, to acquire necessary raw materials or to generate sales.

Some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products. Unlike many of our competitors who specialize in a single or limited number of product lines, we have a portfolio of businesses and must allocate resources across those businesses. As a result, we may invest less in certain areas of our business than our competitors invest in competing businesses, and our competitors may therefore have greater financial, technical and marketing resources available to them with respect to those businesses.

Some of our competitors may also incur fewer expenses than we do in creating, marketing and selling certain products and may face fewer risks in introducing new products to the market. This circumstance results from the nature of our business model, which is based on providing innovative and high quality products and therefore may require that we spend a proportionately greater amount on research and development than some of our competitors. If our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our net sales, gross profit and our prospects. Further, because many of our competitors are small divisions of large, international businesses, these competitors may have access to greater resources then we do and may therefore be better able to withstand a change in conditions within our industry and throughout the economy as a whole.

If we do not compete successfully by developing and deploying new cost effective products, processes and technologies on a timely basis and by adapting to changes in our industry and the global economy, our net sales, gross profit and financial condition could be adversely affected.

Our substantial international operations subject us to risks not faced by domestic competitors, including unfavorable political, regulatory, labor, tax and economic conditions in other countries that could adversely affect our business, financial condition and results of operations.

Currently, we operate, or others operate on our behalf, facilities in 24 countries, in addition to our operations in the United States. We expect sales from international markets to represent an increasing portion of our net sales. Accordingly, our business is subject to risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to our international operations include the following:

•	agreements and intellectual property rights may be difficult to enforce and receivables difficult to collect through a foreign country’s legal system;

•
foreign customers may have increased credit risk and different financial conditions, which may necessitate longer payment cycles or result in increased bad debt write-offs or additions to reserves related to our foreign receivables;

•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign exchange controls may delay, restrict or prohibit the repatriation of funds, and any restrictions on the repatriation of funds may result in adverse tax consequences and tax inefficiencies;

•	U.S. export licenses may be difficult to obtain;

•	there may be delays and interruptions in transportation of our products;

•
fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. Dollars of products and services provided by us in markets where payment for our products and services is made in currencies other than the U.S. Dollar;

•
general economic conditions in the countries in which we operate, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control, could have an adverse effect on our net sales in those countries;

•
our results of operations in a particular country could be affected by political or economic instability on a country-specific or global level from various causes, including the possibility of hyperinflationary conditions, natural disasters and terrorist activities and the response to such conditions and events;

•	we may experience difficulties in staffing and managing multi-national operations, including the possibility of labor disputes abroad;

•
unexpected adverse changes in foreign laws or regulatory requirements may occur, including environmental, health and safety laws (such as the European Commission’s REACH regulations) and laws and regulations affecting export and import duties and quotas;

•	compliance with a variety of foreign laws and regulations may be difficult;

•	we may be subject to the risks of divergent business expectations resulting from cultural incompatibility; and

•	overlap of different tax regimes may subject us to additional taxes.

Our business in emerging markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, upon our ability to succeed in different legal, regulatory, economic, social and political conditions. We cannot assure you that we will succeed in developing and implementing policies and strategies which will be effective in each location where we do business. Furthermore, any of the foregoing factors or any combination thereof could have a material adverse effect on our business, financial condition and results of operations.

We have made investments in and are expanding our business into emerging markets and regions, which exposes us to certain risks.

As the regional sales mix in the Performance Materials segment has shifted from more industrialized nations towards emerging markets, we have increased our presence in emerging markets, including greater China, Southeast Asia and South America, by investing significantly in these regions. For example, we have developed state-of-the-art facilities in São Paulo, Brazil and Suzhou, China to better serve our customers and we remain focused on further increasing our presence in these markets. Furthermore, sales into Asia (excluding the non-emerging markets of Australia, Hong Kong, Japan and Singapore) and Brazil represented 27% of all net sales for the year ended December 31, 2013. Our operations in these markets may be subject to a variety of risks including economies that may be dependent on only a few products and therefore subject to significant fluctuations, consumers with limited or fluctuating disposable income and discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization, changes in customs or tax regimes, or other government actions affecting the flow of goods and currency. Accordingly, changes in any of these areas may have significant negative impacts on our financial condition and operating results.

We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and may significantly affect the comparability of our results between financial periods.

The results of operations and financial condition of each of our foreign operating subsidiaries are reported in the relevant local currency and then translated to U.S. Dollars for inclusion in our audited consolidated financial statements. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and are likely to continue to do so in the future. For the combined Successor and Predecessor 2013 Periods, an average of approximately 67% of our net sales were denominated in currencies other than the U.S. Dollar. These foreign currencies included predominantly the Brazilian Real, British Pound Sterling, Chinese Yuan, Euro, Hong Kong Dollar and Japanese Yen. A depreciation of these currencies against the U.S. Dollar will decrease the U.S. Dollar equivalent of the amounts derived from operations reported in these foreign currencies and an appreciation of these currencies will result in a corresponding increase in such amounts. From time to time we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. We cannot, however, assure you that this arrangement or any other exchange rate hedging arrangements we may enter into from time to time will be effective. If our hedging activities are not effective or if additional hedging transactions are not available, changes in currency exchange rates may have a more significant impact on our results of operations.

Because we do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates on our net sales, cash flows and reported amount of assets and liabilities, our financial performance can be positively or negatively impacted by changes in foreign exchange rates in any given reporting period.

Besides currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from their functional currency. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our financial condition or results of operations.

Failure to comply with the FCPA, and other similar anti-corruption laws, could subject us to penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain certain policies and procedures. Certain of the jurisdictions in which we conduct business are at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

Changes in our customers’ products and processes can reduce the demand for our specialty chemicals.

Our specialty chemicals are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our specialty chemicals unnecessary, which would reduce the demand for those chemicals. We have had, and may continue to have, customers that find alternative materials or processes and therefore no longer require our products, which would have a material adverse effect on our business, financial condition and results of operations.

We generally do not have long-term contracts with the customers in our Performance Materials segment.

With some exceptions, our relationships with the customers in our Performance Materials segment are based primarily upon individual sales orders. As such, our customers in the Performance Materials segment could cease buying our products from us at any time, for any reason, with little or no recourse. If multiple customers, or a material customer, within this segment elected not to purchase products from us, our business prospects, financial condition and results of operations could be adversely affected.

The loss of certain customers or independent, third-party distributors in either our Performance Materials or Graphic Solutions segment could adversely affect our overall sales and profitability.

In both our Performance Materials and our Graphic Solutions segment, we have customers and independent, third-party distributors, the loss of which could have a material adverse effect on our results of operations for the affected earnings periods. The principal products purchased by such customers are surface finishing chemicals in our Performance Materials segment and solid sheet printing elements in our Graphic Solutions segment.

Our net sales, gross profit and financial condition could be reduced by decreases in the average selling prices of products in the specialty chemicals industry.

Decreases in the average selling prices of our products may have a material adverse effect on our net sales, gross profit and financial condition. Our ability to maintain or increase our gross profit margin will continue to be dependent, in large part, upon our ability to offset decreases in average selling prices by improving production efficiency or by shifting to higher margin chemical products. In the past, MacDermid has elected to discontinue selling certain products as a result of sustained material decreases in the selling price of its products and its inability to effectively offset such decrease through shifts in operations. If we are unable to respond effectively to decreases in the average selling prices of our products in the future, our net sales, gross profit and financial condition could be materially and adversely affected. Further, while we may elect to discontinue products that are significantly affected by such price decreases, we cannot assure you that any such discontinuation will mitigate the related declines in our financial condition.

Increases in costs or reductions in the supplies of specialty and commodity chemicals we use in our manufacturing process could materially and adversely affect our results of operations.

We use a variety of specialty and commodity chemicals in our manufacturing processes. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels. Further, in some cases, we are limited in our ability to purchase certain raw materials from other suppliers by our supply agreements which contain certain minimum purchase requirements. Additionally, we cannot assure you that, as our supply contracts expire, we will be able to renew them or, or if they are terminated, that we will be able to obtain replacement supply agreements on terms favorable to us. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increase significantly.

From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. In addition, some of the raw materials that we use are derived from petrochemical-based feedstocks, and there have been historical periods of rapid and significant upward and downward movements in the prices of these feedstocks. We cannot always pass on these price increases to our customers due to competitive pricing pressure, and, even when we have been able to do so, there has historically been a time delay between increased raw material prices and our ability to increase the prices of our products. Any limitation on, or delay in, our ability to pass on any price increases could have an adverse effect on our results of operations.

We may incur material costs relating to environmental and health and safety requirements or liabilities.

As a manufacturer and distributor of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated properties and occupational safety and health matters. We could in the future incur significant costs, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damage or personal injuries as a result of past or future violations of, or liabilities under, such laws and regulations.

Liability under some environmental laws relating to contaminated sites can be imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination. Some of our manufacturing facilities have an extended history of chemical manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations. We are actively remediating certain of these properties. As of December 31, 2013, we had appropriate reserves for various non-material environmental matters. Ultimate environmental costs are difficult to predict and may vary from current estimates and reserves, and the discovery of additional contaminants at these or other sites, or the imposition of additional cleanup obligations at these or other sites, or third-party claims relating thereto, could result in significant additional costs.

In addition, MacDermid in the past has incurred, and will in the future incur, significant costs and capital expenditures in complying with environmental, health and safety laws and regulations. Future events, such as changes in or more rigorous enforcement of environmental laws and regulations, could require us to make additional expenditures, modify or curtail our operations or install pollution control equipment.

Global climate change legislation could negatively impact our results of operations or limit our ability to operate our business.

We operate production facilities in several countries. In many of the countries in which we operate, legislation has been passed, or proposed legislation is being considered, to limit greenhouse gases through various means, including emissions credits. Greenhouse gas regulation in the jurisdictions in which we operate could negatively impact our future results from operations through increased costs of production. We may be unable to pass such increased costs on to our customers, which may decrease our gross profit and results of operations. In addition, the potential impact of climate change regulation on our customers is highly uncertain and may also adversely affect our business.

We may be unable to respond effectively to technological changes in our industry, which could reduce the demand for our products and adversely affect our results of operations.

Our future business success will depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.

Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.

As of December 31, 2013, on a consolidated basis, we had approximately $751 million in debt outstanding under our first lien credit facility.

Our substantial indebtedness could have important consequences to you. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the amended and restated credit agreement governing our first lien credit facility and our revolving credit facility contains covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, repurchase our shares of Common Stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interest. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default. An event of default under our amended and restated credit agreement, if not waived or cured, may allow our creditors to accelerate the related debt.  Furthermore, substantially all of our domestic assets (including equity interests) secure our indebtedness under our amended and restated credit agreement.  If we default on our amended and restated credit agreement, our lenders could foreclose on their security interest in such assets, which would have a material adverse effect on our business, results of operations and financial condition.

Our ability to borrow under our revolving credit facility depends on our level of indebtedness and our financial performance, and any deterioration in our results of operations or increase in our indebtedness could therefore have a material adverse effect on our liquidity.

Deterioration in our results of operations or an increase in our indebtedness may limit our access to borrowings under our revolving credit facility that is part of our credit facilities. Under the terms of our amended and restated credit agreement governing our credit facilities, if our borrowings under our revolving credit facility exceed $12.5 million in the aggregate as of the last day of any fiscal quarter, we must maintain a 6.5 to 1.0 ratio of (x) consolidated indebtedness served by a first lien minus unrestricted cash and cash equivalents to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.

Our ability to comply with these financial maintenance covenants depends, in part, on our financial performance and may be affected by events beyond our control. Any material deviations from our operating forecasts could require us to seek waivers or amendments of these covenants, alternative sources of financing or reductions in expenditures. We may not be able to obtain such waivers, amendments or alternative financings, or if we obtain them, they may not be on terms favorable to us.

Despite the restrictions set forth in the agreements governing our existing indebtedness, we may be able to incur substantial additional indebtedness in the future. Increases in the aggregate amount of our indebtedness may also result in our being unable to comply with the financial maintenance covenants, and our inability to borrow under our revolving credit facility as a result of such non-compliance could have an adverse effect on our cash flow and liquidity.

Chemical manufacturing is inherently hazardous and could result in accidents that disrupt our operations or expose us to significant losses or liabilities.

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations. These hazards could lead to an interruption or suspension of operations and have a material adverse effect on the productivity and profitability of a particular manufacturing facility or on our business as a whole. These potential risks include:

•	pipeline and storage tank leaks and ruptures;

•	explosions and fires;

•	inclement weather and natural disasters;

•	terrorist attacks;

•	mechanical failure;

•	unscheduled downtime;

•	labor difficulties;

•	transportation interruptions; and

•	chemical spills and other discharges or releases of toxic or hazardous substances or gases.

These hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs and claims by governmental entities or third parties. We are dependent on the continued operation of our production facilities, and the loss or shutdown of operations over an extended period at our Morristown, Tennessee facility, which is our only Graphic Solutions segment sheet production facility, or any of our other major operating facilities could have a material adverse effect on our financial condition and results of operations.

Our offshore industry products are subject to the hazards inherent in the offshore oil production and drilling industry, and we may incur substantial liabilities or losses as a result of these hazards.

We produce water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deep water production and drilling applications. Offshore deep water oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of a significant offshore deep water oil production or drilling event that results in liability to us that is not fully insured could materially and adversely affect our results of operations and financial condition.

We are not insured against all potential risks.

To the extent available, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, including certain hazards incidental to our business, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. For example, the occurrence of a significant offshore deep water oil production or drilling event, or a significant business interruption in the operation of one or more of our facilities, could result in liability to us that is not insured and therefore could materially and adversely affect our results of operations and financial condition. In addition, our products are used in or integrated with many high-risk end products and therefore if such products were involved in a disaster or catastrophic accident, we could be involved in litigation arising out of such incidents and susceptible to significant expenses or losses.

Compliance with government regulations, or penalties for non-compliance, could prevent or increase the cost of the development, distribution and sale of our products.

We, our business, our products and our customers’ products are subject to regulation by many U.S. and non-U.S. supranational, national, federal, state and local governmental authorities. These regulations include customs, imports and international trade laws, export control, antitrust laws, environmental requirements and zoning and occupancy laws that regulate manufacturers generally or govern the importation, promotion and sale of our products, the operation of our factories and warehouse facilities and our relationship with our customers, suppliers and competitors. Our products and manufacturing processes are also subject to ongoing reviews by certain governmental authorities.

New laws and regulations may be introduced, or existing laws and regulations may be changed or may become subject to new interpretations, which could result in additional compliance costs, seizures, confiscations, recalls, monetary fines or delays that could affect us or our customers. These effects could prevent or inhibit the development, distribution and sale of our products and may harm our reputation. In addition, changes in foreign governmental, federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefit costs, which could negatively impact our profitability. Further, if any of the regulations to which we are subject were violated by our management, employees, suppliers, buying agents or trading companies, the costs of certain goods could increase, or we could experience delays in shipments of our goods, be subject to fines or penalties, or suffer reputational harm, which could reduce demand for our products, hurt our business and negatively impact our results of operations and share price.

Further, in some circumstances, before we may sell some of our products, governmental authorities must approve these products, our manufacturing processes and facilities. In order to obtain regulatory approval of certain new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The approval process can be costly, time consuming and subject to unanticipated and significant delays.

We cannot assure you that approvals will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products.

We are exposed to intangible asset risk.

We have recorded intangible assets, including goodwill in connection with the MacDermid Acquisition. Such valuation amounts are preliminary and will be updated with a third party valuation report in conjunction with purchase accounting. Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. We do not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite useful lives are tested for impairment periodically. Indefinite-lived intangible assets are reviewed for potential impairment on an annual basis or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired by comparing the estimated fair value of the indefinite-lived intangible assets to their carrying value. Goodwill will be tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.

Obligations and expenses related to our defined benefit pension plans and other postretirement benefit plans could negatively affect our financial condition and results of operations.

We have defined benefit pension plans and other postretirement benefit plans in the United States and a number of other countries. Changes in the market value of plan assets, investment returns, discount rates, mortality rates, regulations and the rate of increase in compensation levels may affect the funded status of our plans and could cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status of the plans. As of December 31, 2013, our U.S. pension plans were underfunded by approximately $10.4 million and our U.S. post-retirement benefits plans were underfunded by approximately $6.8 million. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows for a particular period and on our financial condition.

We may not be able to consummate future acquisitions or successfully integrate acquisitions into our business, which could result in unanticipated expenses and losses.

Part of our strategy is to grow through acquisitions. Consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from the acquisitions.

In connection with potential future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with acquisitions include:

•	unexpected losses of key employees or customers of the acquired company;

•	conforming the acquired company’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	hiring additional management and other critical personnel;

•	negotiating with labor unions; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of businesses we may acquire. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our financial condition or results of operations.

Business disruptions could seriously harm our net sales and increase our costs and expenses.

Our worldwide operations could be subject to extraordinary events, including natural disasters, political disruptions, terrorist attacks, acts of war and other business disruptions, which could seriously harm our net sales and increase our costs and expenses. Some areas, including parts of the East Coast and Midwest of the United States, have previously experienced, and may in the future experience, major power shortages and blackouts, significant floods and strong tornadoes and other storms. These blackouts, floods and storms could cause disruptions to our operations or the operations of our suppliers, distributors, resellers or customers. Similar losses and interruptions could also be caused by earthquakes, telecommunications failures, water shortages, tsunamis, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters for which we are predominantly self-insured.

Productivity initiatives aimed at making our company more profitable and our operations more efficient are part of our strategy. We may not realize all of the anticipated benefits from the implementation of such productivity initiatives.

Our initiatives may reduce our workforce in our manufacturing, research and development, selling, technical, general and administrative functions. We cannot assure you that the assumptions underlying our decisions as to which reductions and eliminations to make as part of these operational restructuring initiatives will prove to be correct and, accordingly, we may determine that we have reduced or eliminated resources that are necessary to, or desirable for, our business. Any reduction or elimination of resources made in error could adversely affect our ability to operate or grow our business and may negatively impact our results of operations. Further, we may not realize all of the anticipated benefits from productivity initiatives in which we may engage in the future.

We are subject to litigation that could have an adverse effect upon our business, financial condition or results of operations.

We are a defendant in numerous lawsuits that result from, and are incidental to, the conduct of our business. These suits concern issues including product liability, contract disputes, labor-related matters, patent infringement, environmental proceedings, property damage and personal injury matters. For example, we are currently a defendant in a patent infringement claim, which has been vigorously opposed by us, relating to technology that is important to us, although we do not expect this claim to have a material adverse effect on our business, financial conditions, results of operations or reputation. The ultimate resolution of such claims, proceedings and lawsuits is inherently unpredictable and, as a result, our estimates of liability, if any, are subject to change and actual results may materially differ from our estimates. If there is an unfavorable resolution of a matter, our reputation may be harmed and there could be a material adverse effect on our business, financial condition or results of operations. Moreover, we cannot assure you that we will have any or adequate insurance coverage to protect us from any adverse resolution.

We may be liable for damages based on product liability claims brought against our customers in our end use markets, and any successful claim for damages could have a material adverse effect on our financial condition or results of operations.

Many of our products provide critical performance attributes to our customers’ products that are sold to consumers who could potentially bring product liability suits related to such products. Our sale of these products therefore involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. While we endeavor to protect ourselves from such claims and exposures in our contractual negotiations, we cannot assure you that our efforts in this regard will ultimately protect us from any such claims.

We will face new challenges, increased costs and administrative responsibilities as an independent public company, particularly after we are no longer an “emerging growth company”.

As a publicly traded company with listed equity securities, we are required to comply with certain laws, regulations and requirements, including certain provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), certain regulations of the Securities and Exchange Commission (the “SEC”) and certain of the NYSE requirements applicable to public companies. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our Board of Directors and management and will significantly increase our costs and expenses.

We are required to:

•	institute a more comprehensive compliance framework;

•
update, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of Sarbanes-Oxley and the related rules and regulations of the SEC;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	revise our existing internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	comply with SEC rules and guidelines requiring registrants to provide their financial statements in interactive data format using eXtensible Business Reporting Language (“XBRL”);

•	involve and retain to a greater degree outside counsel and accountants in the above activities; and

•	enhance our investor relations function.

However, for as long as we are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to, and intend to, take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated issuer” as defined under the federal securities laws. For so long as we remain an “emerging growth company,” we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley;

•
comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

•
submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

•
include detailed compensation discussion and analysis in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and instead may provide a reduced level of disclosure concerning executive compensation.

Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an emerging growth company. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act. In addition, we also expect that being a public company subject to these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee.

Failure to establish and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and share price.

As a publicly traded company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which will require, beginning with our annual report on Form 10-K for the year ending December 31, 2014, annual management assessments of the effectiveness of our internal control over financial reporting. Additionally, as of the later of the filing of such annual report and the date we are no longer an “emerging growth company” as defined in the JOBS Act, Section 404 of Sarbanes-Oxley will require a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” as of December 31 of a particular year if (1) we had gross revenue of $1 billion or more in such year, (2) the market value of our shares of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 in such year or (3) at any point in such year, we would have issued more than $1 billion of non-convertible debt during the three-year period prior thereto. During the course of our testing, we may identify weaknesses or deficiencies. If such weaknesses or deficiencies are not remediated in time, investors may lose confidence in the accuracy of our financial reporting, which could have a material adverse effect on the price of our Common Stock.

Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified executive officers and members of our Board of Directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley and, when applicable to us, our independent registered public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of other public companies. As a result of this and other reduced disclosure and governance requirements applicable to “emerging growth companies”, our shares of Common Stock may be less attractive to investors.

In addition to taking advantage of certain exemptions from various reporting requirements listed above, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We may elect to delay such adoption of new or revised accounting standards, and as a result, we may choose not to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies other than “emerging growth companies”. As a result of such election, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates of such new or revised accounting standards. We cannot predict if investors will find our Common Stock less attractive because we will rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less attractive trading market for our Common Stock and our stock price may be more volatile.

Risks Relating to Ownership of our Common Stock

An active trading market for our Common Stock may not develop.

We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market on the NYSE or how liquid that market might become. An active public market for our Common Stock may not develop or be sustained. If an active public market does not develop or is not sustained, it may be difficult for you to sell your shares of Common Stock at a price that is attractive to you, or at all.

We have numerous equity instruments outstanding that would require us to issue additional shares of Common Stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our Common Stock, or the anticipation of such issuances, could have an adverse effect on our stock price.

We currently have outstanding numerous equity instruments outstanding that would require us to issue additional shares of Common Stock for no or a fixed amount of additional consideration. Specifically, as of March 26, 2014, we had outstanding the following:

•
2,000,000 shares of Series A preferred stock (the “Series A Preferred Stock”), which were automatically converted from ordinary shares held by Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd. (collectively, the “Founder Entities”) before the Domestication, and which are convertible into shares of our Common Stock, on a one-for-one basis, at any time at the option of the Founder Entities;

•	4,573,602 warrants, which will be exercisable for 1,524,534 shares of our Common Stock at $11.50 per share;

•
8,905,776 exchange rights which will require us to issue shares of our Common Stock for shares of PDH common stock at the option of the holder, on a one-for-one basis, at 25% per year after the earlier of October 31, 2014 or a change of control of Platform; and

•	250,000 options which are exercisable to purchase share of our Common Stock, on a one-for-one basis, at any time at the option of the holder.

In addition, beginning in 2014, if the average stock price of our shares of Common Stock exceeds $11.50 per share during the calendar year, we are required to pay dividends on the Series A Preferred Stock in the form of shares of our Common Stock equal to 20% of the appreciation over $10.00 of the market price for the last ten days of our calendar year, which could have a dilutive impact on, and reduce the value of, our outstanding Common Stock. For more information of the Series A Preferred Stock, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report. We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our Common Stock, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

Our Board of Directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding Common Stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our Common Stock and which could have certain anti-takeover effects.

We cannot assure you that we will declare dividends or have the available cash to make dividend payments.

To the extent we intend to pay dividends on our Common Stock, we will pay such dividends at such times (if any) and in such amounts (if any) as our Board of Directors determines appropriate and in accordance with applicable law. Payments of such dividends will be dependent on the availability of any dividends or other distributions from MacDermid and its subsidiaries to us. Additionally, we are subject to certain restrictions in our amended and restated credit agreement which may prohibit or limit our ability to pay dividends. We can therefore give no assurance that we will be able to pay dividends going forward or as to the amount of such dividends, if any.

We are governed by Delaware law, which has anti-takeover implications.

As a result of the Domestication, we and our organizational documents are governed by Delaware law rather than British Virgin Islands law. The application of Delaware law to us may have the effect of deterring hostile takeover attempts or a change in control. In particular, Section 203 of the Delaware General Corporation Law imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our Common Stock. A Delaware corporation may opt out of this provision either with an express provision in its original certificate of incorporation or in an amendment to its certificate of incorporation or by-laws approved by its stockholders. We have not opted out of this provision. Section 203 could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

We operate as a holding company and our principal source of operating cash will be income received from our subsidiaries.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid from our subsidiaries to us will depend on many factors, including results of operations and financial condition, limits on dividends under applicable law, its constitutional documents, documents governing any indebtedness of the respective subsidiary, and other factors which may be outside our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on the shares of Common Stock.

Item 1B. Unresolved Staff Comments

         Not applicable.

Item 2. Properties

At December 31, 2013, we lease or own facilities and laboratories throughout the United States, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 0.9 million square feet. We lease or own international facilities encompassing approximately 1.3 million square feet primarily in Asia, Europe and South America. Of the United States and international manufacturing and warehouse facilities, approximately 1.6 million square feet of space is owned, while the remaining 0.6 million square feet of space is leased. The approximate percentage of the facility square footage used by the Performance Materials segment and the Graphic Solutions segment is 71% and 29%, respectively. We believe that all of our facilities and equipment are in good condition, well maintained, adequate for our present operations and utilized for their intended purposes.

Item 3. Legal Proceedings

In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, product liability claims, contractual disputes, premises claims and employment and environmental, health, and safety matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows and results of operations.

We are a manufacturer and distributor of specialty chemical products, and are therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal or releases of hazardous materials. We have received notices of violation with respect to instances of non-compliance with environmental laws. A number of our facilities and former facilities have been environmentally impacted from historic operations and some of our facilities are in the process of being investigated and remediated. See Note 16 to our audited consolidated financial statements for the year ended December 31, 2013.

We or our affiliates have been named as a potentially responsible party in numerous superfund sites due to historic operations. Asbestos and other hazardous substances are or may be present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of December 31, 2013, we had appropriate reserves for various non-material environmental matters.

Item 4. Mine Safety Disclosure

         Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our ordinary shares (which were converted into shares of Common Stock upon the Domestication) were previously listed for trading on the London Stock Exchange under the ticker symbol “PAH” in U.S. Dollars. Our shares began trading on the London Stock Exchange on May 17, 2013 and were traded until October 10, 2013 when trading was halted due to the announcement of the then-pending MacDermid Acquisition. The following table sets forth the quarterly range of high and low reported sale prices of our ordinary shares as reported on the London Stock Exchange for the periods indicated:

Period	High	Low
Second Quarter 2013 (May 17, 2013 to June 30, 2013)	$11.00	$10.05
Third Quarter 2013	$10.80	$10.13
Fourth Quarter 2013 (through October 10, 2013)	$10.60	$10.46

Our Common Stock commenced trading under the ticker symbol “PAH” on the NYSE on January 23, 2014.

Holders

As of March 26, 2014, we had approximately 373 registered holders of record of our Common Stock, par value $0.01 per share.

Dividends

We have not declared or paid any dividends on the shares of our Common Stock (or the ordinary shares from which our shares of Common Stock were converted) since our inception and have no current plans to pay dividends on such shares of Common Stock in the foreseeable future. Beginning in 2014, if the average stock price of our shares of Common Stock exceeds $11.50 per share during the calendar year, we are required to pay dividends on the Series A Preferred Stock in the form of shares of our Common Stock equal to 20% of the appreciation over $10.00 of the market price for the last ten days of our calendar year. Additionally, we are subject to certain restrictions in our amended and restated credit agreement which may prohibit or limit our ability to pay dividends.

Recent Sales of Unregistered Securities

In December 2013, we issued to certain of our employees, pursuant to purchase rights under the Platform Specialty Products Corporation 2013 Incentive Compensation Plan (as may be amended from time to time, the “2013 Plan”) an aggregate of 349,691 common shares for aggregate consideration of approximately $3.8 million. The securities issued under the 2013 Plan were not registered under the Securities Act and were issued pursuant to Rule 701 promulgated by the SEC under the Securities Act.

In December 2013, prior to the Domestication, we sold an aggregate 1,900 ordinary shares to an accredited investor for a total consideration of $0.02 million.  The securities issued under such offering were not registered under the Securities Act and were issued pursuant to Rule 506 of the Securities Act.

Item 6. Selected Financial Data

Platform’s Selected Consolidated Financial Information

The following table presents our selected consolidated historical financial data for us and our Predecessor as of the dates and for each of the periods indicated.  The selected consolidated historical data for the period from our inception (April 23, 2013) to December 31, 2013 (“Successor 2013 Period”) and as of December 31, 2013 has been derived from our audited consolidated financial statements included in this Annual Report.  The selected consolidated historical data for our Predecessor for the period from January 1, 2013 to October 31, 2013 (“Predecessor 2013 Period”) and the years ended December 31, 2012 and 2011 (“Predecessor 2012 Period” and “Predecessor 2011 Period”, respectively) and as of December 31, 2012 and December 31, 2011 have been derived from the audited consolidated financial statements of our Predecessor included in this Annual Report. The selected consolidated historical financial data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented. The selected historical consolidated financial data included below and elsewhere in this Annual Report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.

Unless the context otherwise requires, all references in this section to “we”, “us”, “our” and “Successor” refer to Platform and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.  All references in this section to our “Predecessor” refer to MacDermid and its subsidiaries for all periods prior to the MacDermid Acquisition.

(amounts in thousands, except per share data)	Successor		Predecessor
Statement of Operations Data	Period from Inception (April 23, 2013) to December 31, 2013		Period from January 1, 2013 to October 31, 2013		Year Ended December 31, 2012	Year Ended December 31, 2011

Net sales	$118,239		$627,712		$731,220	$728,773
Gross profit	35,652		322,837		355,054	340,475
Operating (loss) profit	(195,632)	(1)	91,749	(2)	115,097	55,948
(Loss) income from continuing operations before income taxes, non-controlling interest and accumulated payment-in-kind dividend on cumulative preferred shares	(201,444)	(1)	26,475	(2)	70,939	11,306
Income tax benefit (expense)	5,819		(12,961)		(24,673)	(9,953)
Net (loss) income	(195,625)	(1)	13,514	(2)	46,266	1,353
Basic earnings per share	(2.10)	(1)	n/a		n/a	n/a
Diluted earnings per share	(2.10)	(1)	n/a		n/a	n/a

	Successor		Predecessor
	December 31, 2013		December 31, 2012

Balance Sheet Data
Cash & cash equivalents	$123,040		$143,351
Working capital (3)	242,847		246,383
Total assets	2,241,888		1,233,917
Total debt & capital lease obligations	752,249		720,640
Total Equity	1,128,616		272,437

(1)   Includes the following significant items related to the MacDermid Acquisition affecting comparability in the Successor 2013 Period:

•	Non-cash charge related to the Founder Preferred Share dividend rights of $172.0 million;
•	Purchase accounting adjustment of $23.9 million charged to cost of sales for the manufacturer’s profit in inventory adjustment; and
•	Transaction costs, primarily comprised of professional fees, of $15.2 million.

(2)   Includes the following significant items related to the MacDermid Acquisition affecting comparability in the Predecessor 2013 Period:

•
Transaction costs primarily for professional fees and fees paid to Predecessor shareholders resulting from management fees payable in conjunction with consummation of  the MacDermid Acquisition of $16.9 million; and

•	Deemed compensation expense related to pre-acquisition share awards of approximately $9.3 million.

(3)  Working capital is defined as current assets less current liabilities.

Platform has not declared or paid any dividends on its shares of Common Stock since its incorporation and does not anticipate that it will do so in the foreseeable future. Beginning in 2014, if the average stock price of our shares of Common Stock exceeds $11.50 per share for the last ten days of the calendar year, we are required to pay dividends on the Series A Preferred Stock in the form of shares of our Common Stock equal to 20% of the appreciation over $10.00 of the market price for the last ten days of our calendar year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations during the Successor 2013 Period and each of the Predecessor 2013 Period, the Predecessor 2012 Period and the Predecessor 2011 Period. We did not own MacDermid for any of the Predecessor periods or for the entirety of the Successor 2013 Period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods. This discussion should be read in conjunction with the section entitled “Financial Statements and Supplementary Data,” included in Part II, Item 8 of this Annual Report, and with the section entitled “Selected Financial Data” included in Part II, Item 6 of this Annual Report.

Unless the context otherwise requires, all references in this section to “we”, “us”, “our, “Successor” and “Platform” refer to Platform Specialty Products Corporation and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.  All references in this section to our “Predecessor” refer to MacDermid and its subsidiaries for all periods prior to the MacDermid Acquisition.

Overview

We are a global producer of high technology specialty chemical products and provider of post-sale technical services. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “asset lite, high touch” philosophy, which involves dedicating extensive resources to research and development and highly technical, post-sale customer service, while limiting our investments in fixed assets and capital expenditures. To date, Platform has completed one acquisition, the MacDermid Acquisition, on October 31, 2013.

Currently, our business involves the manufacture of a broad range of specialty chemicals, which we create by blending raw materials, and the incorporation of these chemicals into multi-step technological processes. These specialty chemicals and processes together encompass the products we sell to our customers in the electronics, metal and plastic plating, graphic arts, and offshore oil production and drilling industries. We refer to our products as “dynamic chemistries” due to their delicate chemical compositions, which are frequently altered during customer use. Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.

We were initially incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013 under the name Platform Acquisition Holdings Limited. We were created for the purpose of acquiring a target company or business with an anticipated enterprise value of between $750 million and $2.50 billion.  We completed our initial public offering in the United Kingdom on May 22, 2013, raising $881.2 million net proceeds and were listed on the London Stock Exchange.

On October 31, 2013, we indirectly acquired substantially all of the equity of MacDermid Holdings, LLC (“MacDermid Holdings”), which, at the time, owned approximately 97% of MacDermid, which we refer to as the “MacDermid Acquisition”. As a result, we became a holding company for the MacDermid business. We acquired the remaining 3% of MacDermid (the “MacDermid Plan Shares”) on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan (the “MacDermid Savings Plan”). Concurrently with the closing of the MacDermid Acquisition, we changed our name to Platform Specialty Products Corporation (“Platform”). On January 22, 2014, we changed our jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”) and on January 23, 2014, our shares of Common Stock, par value $0.01 per share (“Common Stock”) began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PAH”.

Prior to the MacDermid Acquisition, we had no revenue. During the Successor 2013 Period, we had losses relating to formation and administrative costs and approximately $4 million of diligence costs related to the MacDermid Acquisition. We had no other operations other than the active solicitation of a target business with which to complete a business combination. We relied upon the sale of our ordinary and preferred shares to fund our limited acquisition-related operations.

We manage our business in two operating segments:

Performance Materials – Our Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries. We operate in the Americas, Asia and Europe. Our products include surface and coating materials and water-based hydraulic control fluids. In conjunction with the sale of these products, we provide post-sale technical service and support when necessary to ensure superior performance of their application.

Graphic Solutions – Our Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. Sales in the Graphic Solutions segment are predominately in the Americas and Europe.

We sell our products into three geographic regions: the Americas, Asia and Europe. Because the Performance Materials segment utilizes shared facilities and administrative resources and offers products that are distinct from those within the Graphic Solutions segment, we make decisions about how to manage our operations by reference to each segment and not with respect to the underlying products or geographic regions that comprise each segment.

Global Economic and Industry Conditions

Our products are sold in industries that we believe are sensitive to changes in general economic conditions. Accordingly, net sales, gross profit and financial condition depend significantly on general economic conditions and the impact of these conditions on demand for our dynamic chemistries and services in the markets in which we compete. Our business is particularly impacted by demand for chemistry products utilized in the automotive, printed circuit board, offshore oil production and commercial packaging industries.

Our business is also significantly influenced by trends and characteristics in the specialty chemical industry and the printing industry. We believe that these industries are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, raw material price fluctuations and changes in product supply and demand.

The specialty chemical industry is currently being affected by globalization and a shift in customers’ businesses out of traditional geographic markets and into high-growth, emerging markets.

The printing industry is currently shrinking, which is reflected in the newspaper closures and consolidations that have occurred during the past three years. The newspapers are also reducing capital spending due to outsourcing their production. As a result, sales of newspaper plates have been adversely impacted by these trends. This adverse impact has been offset by the double digit growth in the consumer packaging market, which typically commands higher margins.

Net sales in future periods will depend, among other factors, upon a continued general improvement in global economic conditions, our ability to meet unscheduled or temporary changes in demand, and our ability to penetrate new markets with strategic product initiatives in specific targeted markets.

Foreign Currency Exposure

For the Successor 2013 Period and the Predecessor 2013 Period, approximately 68% and 67%, respectively, of net sales, were denominated in currencies other than the U.S. Dollar—predominantly the Brazilian Real, British Pound Sterling, Chinese Yuan, Euro, Hong Kong Dollar and Japanese Yen. For the years ended December 31, 2012 and 2011, approximately 67% and 69%, respectively, of our net sales were denominated in currencies other than the U.S. Dollar. We do not manage our foreign currency exposure in a manner that eliminates the effects of changes in foreign exchange rates on its net sales, cash flows or the reported amount of its assets and liabilities. Therefore, our financial performance is positively or negatively impacted by changes in foreign exchange rates in any given reporting period. For most currencies, we are a net receiver of the foreign currency and therefore benefits from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency.

For both the Successor 2013 Period and the Predecessor 2013 Periods, net sales were negatively impacted as the U.S. Dollar strengthened against the Brazil Real, British Pound Sterling and Euro when compared to 2012. However, the absolute impact on the combined Successor and Predecessor 2013 net sales was not material.

For the year ended December 31, 2012, net sales were negatively impacted as the U.S. Dollar strengthened against the Brazil Real, British Pound Sterling and Euro when compared to 2011. However, the absolute impact on 2012 net sales was not material.

Factors Affecting Comparability of Results of Operations

 The MacDermid Acquisition

The MacDermid Acquisition was accounted for using the acquisition method of accounting, or “acquisition accounting”, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations. Acquisition accounting provides a period of up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at October 31, 2013.  As of December 31, 2013, we have recorded preliminary acquisition accounting allocations. Acquisition accounting resulted in certain items that affect the comparability of the results of operations between us and our Predecessor, including changes in asset carrying values (and related depreciation and amortization), and expenses related to assumption of the debt that financed the MacDermid Acquisition that were capitalized and amortized as interest expense. See Note 1 of the accompanying audited consolidated financial statements included in Part II, Item 8 “Financial Statements and Supplementary Data” describing the preliminary allocation of consideration to the net tangible and intangible assets acquired and liabilities assumed.

In connection with the MacDermid Acquisition, fees and expenses related to the MacDermid Acquisition totaled $41.4 million ($15.2 million in the Successor 2013 Period and $26.2 million in the Predecessor 2013 Period), including $32.1 million ($15.2 million in the Successor 2013 Period and $16.9 million in the Predecessor 2013 Period) consisting principally of professional fees and deemed compensation expenses related to pre-acquisition share awards of $9.3 million (in the Predecessor 2013 Period) all of which are included as a component of our selling, technical, general and administrative expenses.

Results of Operations

         The following table summarizes the results of operations for both the Successor 2013 Period and Predecessor 2013 Period:

	Period from
	Inception	January 1,
	(April 23, 2013)	2013
Statement of Operations Data:	through	through	Year Ended
(amounts in thousands)	December 31,	October 31,	December 31,
	2013	2013	2012	2011
	Successor	Predecessor	Predecessor	Predecessor

Net sales	$118,239	$627,712	$731,220	$728,773
Cost of sales	82,587	304,875	376,166	388,298
Gross profit	35,652	322,837	355,054	340,475

Operating expenses:
Selling, technical, general and administrative	54,521	207,554	214,614	260,665
Non-cash charge related to preferred stock dividend rights	172,006	-	-	-
Research and development	3,995	19,898	25,051	22,966
Restructuring	762	3,636	292	896
Total operating expenses	231,284	231,088	239,957	284,527

Operating (loss) profit	(195,632)	91,749	115,097	55,948
Other income (expense):
Interest, net	(5,372)	(45,929)	(49,139)	(54,054)
Loss on extinguishment of debt	-	(18,788)	-	-
Other (expense) income, net	(440)	(557)	4,981	9,412
	(5,812)	(65,274)	(44,158)	(44,642)
(Loss) income before income taxes, non-controlling
interest and accumulated payment-in-kind dividend
on cumulative preferred shares	(201,444)	26,475	70,939	11,306
Income tax benefit (provision)	5,819	(12,961)	(24,673)	(9,953)
Net (loss) income	(195,625)	13,514	46,266	1,353
Net loss (income) attributable to the non-controlling
interest	1,403	(295)	(289)	(366)
Net (loss) income attributable to Platform Specialty Products
Corporation	(194,222)	13,219	45,977	987
Accrued payment-in-kind dividend on cumulative
preferred shares	-	(22,454)	(44,605)	(40,847)
Net (loss) income attributable to common shares	$(194,222)	$(9,235)	$1,372	$(39,860)

Successor 2013 Period (April 23, 2013 to December 31, 2013)

Net Sales

Net sales for the Successor 2013 Period were approximately $118 million which were comprised of global sales from our Performance Materials and Graphic Solutions segments of $92.7 million and $25.6 million, respectively.  We believe that net sales of products that we have identified as new products, which represent opportunities to enter markets adjacent to those we currently serve, were $11.2 million for the Successor 2013 Period.  We not only periodically introduce new products to market, but also continuously modify our existing products, often at the request of, or in collaboration with, our customers. The impact of new product sales is a recurring factor to our results of operations.

For the Successor 2013 Period, net sales in the Americas were $42.7 million. In Europe and Asia, net sales were $41.0 million and $34.6 million, respectively, for the Successor 2013 Period.

Changes in our product mix and the average selling prices of products did not have a material impact on net sales for the Successor 2013 Period.

Gross Profit

For the Successor 2013 Period, gross profit was $35.7 million and gross margin was 30.2%. The largest driver of the decrease in the gross margin as compared to the Predecessor periods was a $23.9 million charge to cost of sales for the recognition of two-thirds of the inventory step up in connection with the MacDermid Acquisition. Excluding this charge, our gross margin was 50.4%. Changes in the product mix and the average selling prices of products did not have a material impact on gross profit for the Successor 2013 Period.

Non-Cash Charges related to Preferred Stock Dividend Rights

Preferred stock issued by Platform has dividend rights that were triggered upon the successful close of an acquisition.  Beginning in 2014, if the average price of our Common Stock exceeds $11.50 per share for 10 consecutive trading days, which has occurred, the holders of the Preferred stock are entitled to a dividend in the form of ordinary shares.   The dividend amount is calculated at the end of each calendar year equal to 20% of the appreciation of the market price of our Common Stock (calculated as the average Common Stock price for the last ten days of the calendar year) compared to the initial offering price of $10.00 per ordinary share times the number of common shares issued in the initial offering (approximately 90.5 million shares). In subsequent years, the dividend amount will be calculated based on the appreciated Common Stock price compared to the highest Common Stock price previously used in calculating the dividend. Dividends are paid for the term the Preferred stock is outstanding. The Preferred shares will be automatically converted into shares of our Common Stock on a one for one basis (i) in the event of a change of control of Platform following an acquisition or (ii) upon the last day of the seventh full financial year following the completion of the MacDermid Acquisition, being December 31, 2020 (extendable by our Board of Directors for three additional years). Each Preferred share is convertible into one share of our Common Stock at the option of the holder until December 31, 2020 and has certain voting rights.  We recognized a non-cash charge related to the fair value of the preferred dividend rights of $172,006 upon the completion of the MacDermid Acquisition.  The fair value of the preferred dividend rights was measured based on significant inputs not observable in the market (Level 3 inputs).  Key assumptions included the fair value of our Common Stock and an assumption of volatility.  The fair value was calculated using a Monte-Carlo simulation.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense was $54.5 million for the Successor 2013 Period. As a percentage of net sales, selling, technical, general and administrative expense was 46.1% for the Successor 2013 Period. Such expenses were higher than the Predecessor periods due primarily to acquisition-related charges of $15.2 million for professional fees in addition to incremental amortization expense on newly valued intangible assets.

Research and Development Expense

Research and development expense for the Successor 2013 Period was $4.0 million and was the result of additional investments made to support certain strategic projects. As a percentage of net sales, research and development expense was 3.4% for the Successor 2013 Period.

Operating Profit (Loss)

Operating losses for the Performance Materials segment and the Graphic Solutions segment for the Successor 2013 Period were approximately $(109) million and $(86.6) million, respectively. The operating losses were due to the segment allocation of adjustments recorded in connection with the MacDermid Acquisition.

Restructuring Expense

Restructuring expense for the Successor 2013 Period was $0.8 million and was comprised of several small restructuring initiatives in an effort to achieve cost savings.

Interest Expense, net

Interest expense, net for the Successor 2013 Period was $5.4 million and primarily represents interest, inclusive of amortization of deferred financing fees, on the first lien credit facility assumed in the MacDermid Acquisition of $5.5 million net of interest income.

Other (Expense) Income, net

Other expense for the Successor 2013 Period was $0.4 million due primarily to foreign exchange losses.

Income Tax (Benefit) Expense

For the Successor 2013 Period, we recorded an income tax benefit of $5.8 million. Our effective tax rate was 2.89% income tax benefit on pre-tax losses of $201.4 million.  The effective tax rate was negatively impacted by the non-deductible charge related to preferred stock dividend rights of $60.2 million and non-deductible transaction costs of $4.2 million.

Predecessor 2013 Period (January 1, 2013 to October 31, 2013)

The following discussion and analysis compares (1) the operating results of the Predecessor for the period January 1, 2013 to October 31, 2013, which we refer to as the Predecessor 2013 Period, to the year ended December 31, 2012 and (2) the operating results for the years ended December 31, 2012 and 2011 to one another.

Net Sales

MacDermid’s net sales decreased in the Predecessor 2013 Period by approximately $104 million, or 14.2%, as compared to the annual 2012 period. The decrease in net sales is primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months.  MacDermid believes that net sales of products that it has identified as new products, which represent opportunities to enter markets adjacent to those it currently serves, was $65.6 million for the Predecessor 2013 Period, compared to $66.7 million for the year ended December 31, 2012. MacDermid not only periodically introduces new products to market, but also continuously modifies its existing products, often at the request of, or in collaboration with, its customers. The impact of new product sales is a recurring factor to MacDermid’s results of operations.

Net sales in the Performance Materials segment decreased by $77.7 million, or 13.9%, as compared to the annual 2012 period. The decrease in net sales is primarily attributable to comparing operating results for a ten month period to one consisting of a full twelve months. Net sales in the Graphic Solutions segment decreased by $25.8 million, or 15.0%, as compared to the annual 2012 period. The decrease in net sales is primarily attributable to comparing operating results for a ten month period to a period consisting of a full 12 months.

For the Predecessor 2013 Period, net sales in the Americas were $237 million. In Europe and Asia, net sales were $214 million and $177 million, respectively, for the Predecessor 2013 Period.

Changes in the average selling prices of MacDermid products did not have a material impact on net sales for the Predecessor 2013 Period compared to the year ended December 31, 2012.

Gross Profit

Gross profit decreased in the Predecessor 2013 Period by $32.2 million, or 9.1%, as compared to the annual 2012 period. The decrease in gross profit is primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months. Despite lower gross profit, the gross margin of 51.4% in the Predecessor 2013 Period represented an increase of 280 basis points as compared to the year ended December 31, 2012 period gross margin of 48.6% primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense decreased in the Predecessor 2013 Period by $7.1 million, or 3.3%, as compared to the annual 2012 period. The decrease in selling, technical, general and administrative is primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months. As a percentage of net sales, selling, technical, general and administrative expense was 33.1% and 29.4% for the Predecessor 2013 Period and the year ended December 31, 2012, respectively. The Predecessor 2013 Period includes $16.9 million of acquisition-related costs primarily comprised of professional fees in addition to compensation expense of $9.3 million associated with recognition of legacy MacDermid Class C Junior shares representing 100% of expense for the vested shares due to the MacDermid Acquisition being sufficiently probable. Excluding these charges, selling, technical, general and administrative expense as a percentage of sales was 29.0%.

Research and Development Expense

Research and development expense decreased in the Predecessor 2013 Period by $5.2 million, or 20.6%, as compared to the annual 2012 period. The decrease in research and development expense is primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months. As a percentage of net sales, research and development expense was 3.2% and 3.4% for the Predecessor 2013 Period and the year ended December 31, 2012, respectively. The slight decrease is due to higher investments made to support certain strategic projects for the year ended December 31, 2012 that were non-recurring in the Predecessor 2013 Period.

Operating Profit (Loss)

Operating profit for the Performance Materials segment in the Predecessor 2013 Period decreased by $8.5 million, or 10.4%, as compared to the year ended December 31, 2012. The decrease in operating profit is primarily attributable to the allocation of approximately $13.0 million of acquisition-related costs as previously discussed in addition to comparing operating results for a ten month period to one consisting of a full twelve months. Partially offsetting these decreases are increases from higher sales of offshore industry products and higher margins on industrial products sold in the United States and electronics industry products sold in Asia.

Operating profit for the Graphic Solutions segment in the Predecessor 2013 Period decreased by $14.8 million, or 45.0%, as compared to the annual 2012 period. The decrease in operating profit is primarily attributable to the allocation of approximately $13.0 million of acquisition-related costs as previously discussed in addition to comparing operating results for a ten month period to a period consisting of a full twelve months. Partially offsetting these decreases are increases in operating profit from higher net sales in the Americas and Europe, as discussed above, and the continued market share gains related to new and higher margin products.

Restructuring Expense

           Restructuring expense increased in the Predecessor 2013 Period by $3.3 million as compared to the year ended December 31, 2012. The primary driver of the increase is due to $2.2 million of restructuring charges related to the elimination of certain positions in the Graphic Solutions segment in the Americas and $0.7 million related to the elimination of certain positions in the Performance Materials segment in Europe. MacDermid anticipates that these headcount reductions will have annual cash cost savings of approximately $3.4 million going forward. Actual cash cost savings to be realized depend on the timing of payments and many other factors, some of which are beyond MacDermid’s control, and could differ materially from its estimates. MacDermid anticipates recognizing the estimated cash cost savings once all payments have been finalized related to these restructuring initiatives.

Interest Expense, net

Interest expense, net decreased in the Predecessor 2013 Period by $3.2 million, or 6.5%, as compared to the annual 2012 period. The decrease in interest expense is primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months. Partially offsetting the favorable impact due to the lower number of months of operations included in each period were higher debt balances outstanding in the Predecessor 2013 Period.

Loss on Extinguishment of Debt

In the Predecessor 2013 Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes. This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.

Other (Expense) Income, net

The Predecessor 2013 Period included other expense, net of $0.6 million compared to other income, net of $5.0 million for the year ended December 31, 2012. The primary components of other expense, net in the Predecessor 2013 Period were foreign currency exchange losses of $1.4 million partially offset by a remeasurement gain of $1.1 million on Euro denominated debt, due to the fluctuation of the Euro compared to the U.S.Dollar. The primary components of other income, net for the year ended December 31, 2012 were a remeasurement gain of $8.4 million on foreign currency denominated intercompany loans partially offset by a remeasurement loss of $2.7 million on Euro denominated debt and foreign exchange losses of $1.1 million.

Income Tax Expense

 Income tax expense was $13.0 million in the Predecessor 2013 Period compared to $24.7 million for the year ended December 31, 2012. For the Predecessor 2013 Period and the year ended December 31, 2012, MacDermid’s effective tax rate was 49.0% and 34.8%, respectively. The effective tax rate for the Predecessor 2013 Period was increased by non-deductible transaction costs of $1.9 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $3.6 million.  MacDermid is a U.S. based company with a statutory income tax rate of 35%. MacDermid operates in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate. The effective tax rate for the period ended December 31, 2012 was impacted by the imposition of foreign taxes at different tax rates of ($11.6 million), an increase in uncertain tax positions of $5.7 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $6.9 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

Net sales of approximately $731 million for the year ended December 31, 2012 increased by $2.4 million, or 0.3%, compared to the same period in 2011. Net sales for the year ended December 31, 2011 were negatively impacted by $18.6 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2012 compared to the same period in 2011. MacDermid believes that net sales of products that it has identified as new products, which represent opportunities to enter markets adjacent to those it currently serves, were $66.7 million for the year ended December 31, 2012, compared to $56.0 million for the same period in 2011. MacDermid not only periodically introduces new products to market, but also continuously modifies its existing products, often at the request of, or in collaboration with, its customers. The impact of new product sales is a recurring factor to MacDermid’s results of operations.

The Performance Materials segment had lower net sales for the year ended December 31, 2012 of $9.1 million, or 1.6%, compared to the same period in 2011. This decrease was attributable to an increase of $17.2 million, or 25.2%, in net sales of offshore industry products due primarily to higher worldwide demand for offshore fluids, offset by a decrease of $15.3 million, or 4.5%, in net sales of industrial products due to a stronger U.S. Dollar against the Britain Pound Sterling and Euro, lower automotive sales in Brazil and Europe and a decrease of $10.9 million, or 6.8%, in net sales of electronics industry products primarily attributable to lower product sales in China during 2012. The Graphic Solutions segment had higher net sales for the year ended December 31, 2012 of $11.5 million, or 7.2%, compared to the same period in 2011 due to higher sales of new products and market share gains.

For the year ended December 31, 2012, net sales in the Performance Materials segment increased by $14.1 million, or 8.6%, in the Americas due to higher demand for offshore industry products as discussed above. In Asia, net sales in the Performance Materials segment decreased by $12.1 million, or 6.0%, for the year ended December 31, 2012 compared to the same period in 2011 due to lower sales in Japan as economic conditions in Japan caused lower consumer demand for electronics and MacDermid’s strategic decision in 2011 to cease selling low margin products in Asia negatively impacting sales in 2012. In Europe, net sales in the Performance Materials segment decreased by $11.1 million, or 5.5%, for the year ended December 31, 2012 compared to the same period in 2011 due to a stronger U.S. Dollar which increased by 1.1% against the British Pound Sterling and 7.7% against the Euro. Excluding the impact of the stronger U.S. dollar, the Performance Materials segment in Europe experienced modest growth from the year ended December 31, 2011 to the year ended December 31, 2012.

The Graphic Solutions segment in the Americas reported higher net sales levels for the year ended December 31, 2012 of $9.0 million, or 10.2%, compared to the same period in 2011 due to stronger customer demand for digital printing sheets and the introduction of new products. This increase primarily reflects a gain in market share as a result of customers switching to MacDermid’s LUX® process. The Graphic Solutions segment in Europe had higher net sales for the year ended December 31, 2012 of $2.6 million, or 4.6%, compared to the same period in 2011 due to market share gains from new product sales. Changes in MacDermid’s product mix and the average selling prices of products did not have a material impact on net sales for the year ended December 31, 2012 compared to the same period in 2011.

Gross Profit

For the year ended December 31, 2012, gross profit increased $14.6 million, or 4.3%, compared to the same period in 2011 primarily attributable to MacDermid’s decision in 2011 to cease selling low margin products in Asia and higher sales levels of high margin products in 2012. Gross profit for the year ended December 31, 2011 was negatively impacted by $9.7 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2012 compared to the same period in 2011. As a percentage of net sales, gross profit for the year ended December 31, 2012 was 48.6%, as compared to 46.7% for the same period in 2011. Changes in the product mix and the average selling prices of products did not have a material impact on gross profit for the year ended December 31, 2012 compared to the same period in 2011.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense increased $1.9 million, or 1.0%, for the year ended December 31, 2012 compared to the same period in 2011 primarily as the result of higher selling expenses associated with higher sales and an increase in salary expenses. As a percentage of net sales, selling, technical, general and administrative expense was 25.6% for the year ended December 31, 2012, compared to 25.5% for the same period in 2011.

Research and Development Expense

Research and development expense for the year ended December 31, 2012 increased $2.1 million, or 9.1%, from the same period in 2011 primarily due to additional investments made to support certain strategic projects. As a percentage of net sales, research and development expense was 3.4% for the year ended December 31, 2012, as compared to 3.2% for the same period in 2011, due to higher salary expense.

Restructuring Expense

During the year ended December 31, 2012, MacDermid recorded $0.3 million of restructuring expense primarily due to the elimination of certain positions in the Performance Materials segment in Europe. MacDermid anticipates that these headcount reductions will have annual cash savings of approximately $0.3 million going forward. The actual cash cost savings to be realized depend on the timing of payments and many other factors, some of which are beyond MacDermid’s control, and could differ materially from our estimates.

During the year ended December 31, 2011, MacDermid recorded $0.9 million of operational restructuring expense primarily due to the elimination of certain positions in the Performance Materials segment in Europe

Impairment Charges

During 2011, MacDermid recorded $46.4 million of impairment charges related to a write down of certain customer list intangible assets in the Performance Materials segment in Asia to their estimated fair values. MacDermid concluded that certain indicators were present suggesting a potential impairment of certain customer list intangible assets of the Performance Materials segment in Asia. The indicators of this potential impairment included:

•	Recent reductions in gross profit margins of certain products;

•	Increases in raw material prices used in manufacturing process that were difficult to pass along to customers;

•	Increased pricing pressure for certain products from competitors; and

•	Customers’ reluctance to accept product price increases and MacDermid’s reluctance to continue selling certain products, which require technical support, at low margin levels.

Based upon the above indicators, MacDermid evaluated these customer list intangible assets for potential impairment. In accordance with ASC 360, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that a long-lived asset (asset group) may not be recoverable. Under ASC 360, impairment is defined as the condition that exists when the carrying amounts of a long-lived asset (asset group) exceeds its fair value. MacDermid utilized an “income approach” method to test the Performance Materials Asia customer list intangible assets for impairment. In step one of the testing, MacDermid compared the carrying amounts of the Performance Materials Asia customer list intangible assets to the undiscounted cash flows expected to be generated from the use and eventual disposition of the customer list intangible assets over their remaining useful lives. Four of the customer lists passed the first step of the testing procedures, with significant headroom. Two of the customer lists failed the first step of the testing procedures; therefore, MacDermid performed the second step of impairment testing. In the second step of the testing procedures, the estimated fair value of the Performance Materials Asia customer list intangible assets was determined by estimating the after-tax cash flows attributable to the assets and then discounting these cash flows to a present value using a risk-adjusted discount rate. The cash flow model utilized in the customer list intangible asset impairment test involves significant judgments related to future growth rates, discount rates and tax rates, among other considerations. The step-two testing procedures indicated that the two customer lists that failed the first step of the testing were impaired because the carrying value of these assets exceeded their estimated fair value by $46.4 million.

Interest Expense, net

Interest expense for the year ended December 31, 2012 decreased by $4.9 million, or 9.0%, compared to the same period in 2011 due to lower outstanding debt balances.

Other (Expense) Income, net

Other income, net for the year ended December 31, 2012 was $5.0 million compared to the $9.4 million of other income, net recorded during the same period in 2011. For the year ended December 31, 2012, MacDermid recorded a net remeasurement gain of $5.7 million on foreign currency denominated debt partially offset by foreign exchange losses of $1.1 million. For the year ended December 31, 2011, MacDermid recorded a net remeasurement gain of $9.2 million on foreign currency denominated debt and a gain of $0.6 million on settled foreign currency hedges partially offset by foreign exchange of $0.2 million.

Income Tax Expense

Income tax expense was $24.7 million in the year ended December 31, 2012 compared to $10 million for the year ended December 31, 2011.  For the year ended December 31, 2012, MacDermid’s effective tax rate was 34.8% compared to 88.0% for the same period in 2011. MacDermid is a U.S. based company with a statutory income tax rate of 35%.  MacDermid operates in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate. The effective tax rate for the period ended December 31, 2012 was impacted by the imposition of foreign taxes at different tax rates of ($11.6 million), an increase in uncertain tax positions of $5.7 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $6.9 million.  The effective tax rate for the period ended December 31, 2011 was impacted an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $6.7 million.

Segment Reporting

The following discussion breaks down MacDermid’s net sales and operating profit by operating segment for the year ended December 31, 2012 compared to the same period in 2011.

Performance Materials—Net sales decreased by $9.1 million, or 1.6%, for the year ended December 31, 2012 as compared to the same period in 2011, and were negatively impacted by $14.8 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2012 compared to the same period in 2011. Our Americas operations experienced the highest net sales growth among the geographic regions in our Performance Materials segment for the year ended December 31, 2012 of $14.1 million, or 8.6%, due to an increase in our sales of offshore industry products. In Europe, our Performance Materials segment had lower sales of $11.1 million, or 5.5%, due to a stronger U.S. Dollar against the Euro and British Pound Sterling as discussed above. Our Performance Materials segment in Asia had lower sales of $12.1 million, or 6.0%, for the year ended December 31, 2012 compared to the year ended December 31, 2011 due to lower sales in China as a result of our strategic decision in 2011 to cease selling low margin products in Asia which negatively impacted sales in 2012 and the sale of our Australian and New Zealand industrial operations in 2011, which negatively impacted 2012 sales by approximately $6.8 million. Overall our sales of our offshore products increased by 25.5% from the year ended December 31, 2011 compared to same period in 2012 within our Performance Materials segment while our sales of our industrial and electronics products decreased by 4.5% and 6.8%, respectively, from the year ended December 31, 2011 compared to the same period in 2012 within our Performance Materials segment.

Operating profit for the Performance Materials segment for the year ended December 31, 2012 increased by $51.8 million, or 170.7%, as compared to the same period in 2011. This increase is primarily attributable to the $46.4 million of impairment charges related to a write down of certain customer list intangible assets in the Performance Materials segment in Asia recorded during the year ended December 31, 2011 and the decision in 2011 to cease selling low margin products in Asia. The Performance Materials segment operating profit was positively impacted by $2.3 million for the year ended December 31, 2012 due to the increase in value of the U.S. Dollar during the year ended December 31, 2012 compared to the same period in 2011.

	Year Ended
	December 31,
	2012	2011	Change
(amounts in thousands)	Predecessor	Predecessor
Performance Materials
Net sales	$559,520	$568,578	-1.6%
Operating profit	82,101	30,331	170.7%

Graphic Solutions—Net sales increased by $11.5 million, or 7.2%, for the year ended December 31, 2012 as compared to the same period in 2011, and were negatively impacted by $3.8 million due to the increase in value of the U.S. Dollar. The Graphic Solutions segment in the Americas reported higher net sales levels for the year ended December 31, 2012 of $9.0 million, or 10.2%, compared to the same period in 2011 due to stronger customer demand for digital printing sheets and the introduction of new products. This increase primarily reflects a gain in market share as a result of customers switching to MacDermid’s LUX® process. The Graphic Solutions segment in Europe had higher net sales for the year ended December 31, 2012 of $2.6 million, or 4.6%, compared to the same period in 2011 due to market share gains from new product sales.

Operating profit for the Graphic Solutions segment for the year ended December 31, 2012 was $7.4 million, or 28.8%, higher than the same period in 2011, an increase primarily due to the increase in net sales in the Graphic Solutions segment in the Americas and Europe, as discussed above, and the introduction of higher margin products in 2011 in those operations which carried into the full year of 2012. The Graphic Solutions segment operating profit for the year ended December 31, 2012 was negatively impacted by $1.1 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2012 compared to the same period in 2011.

	Year Ended
	December 31,
	2012	2011	Change
(amounts in thousands)	Predecessor	Predecessor
Graphic Solutions
Net sales	$171,700	$160,195	7.2%
Operating profit	32,996	25,617	28.8%

Liquidity and Capital Resources

Our primary sources of liquidity in the Successor 2013 Period were cash raised from the initial equity offering, the warrant exchange and cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expense, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months.  At December 31, 2013, we had $123 million in cash and cash equivalents.

Of our $123 million of cash and cash equivalents at December 31, 2013, $41.5 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in any material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of December 31, 2013, we had the ability to repatriate $10.3 million of cash at our discretion from the foreign subsidiaries and branches while the remaining balance of $31.2 million was held at subsidiaries in which earnings are considered permanently reinvested.  Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated ($ in thousands):

	Period from Inception	January 1, 2013	Year Ended
	(April 23, 2013) to	through	December 31,
	December 31, 2013	Octobesr 31, 2013	2012	2011
(amounts in thousands)	Successor	Predecessor	Predecessor	Predecessor

Cash and cash equivalents, beginning of the period	$-	$143,351	$113,452	$106,740

Cash provided by operating activities	7,523	56,062	75,176	49,746
Cash used in investing activities	(920,231)	(7,815)	(18,277)	(3,454)
Cash provided by (used in) financing activities	1,035,656	(104,240)	(27,232)	(37,798)
Exchange rate impact on cash and cash equivalents	92	(303)	232	(1,782)

Cash and cash equivalents, end of the period	$123,040	$87,055	$143,351	$113,452

Successor 2013 Period (April 23, 2013 to December 31, 2013)

Operating Activities

During the Successor 2013 Period, we generated $7.5 million in cash from operating activities primarily due to the favorable changes in working capital of approximately $8.1 million.

Investing Activities

During the Successor 2013 Period, we used cash from investing activities of approximately $920 million primarily for the MacDermid Acquisition.

Financing Activities

During the Successor 2013 Period, we generated cash from financing activities of $1.04 billion from proceeds received from the issuance of common and preferred shares and warrants.

Predecessor 2013 Period (January 1, 2013 to October 31, 2013)

Operating Activities

During the Predecessor 2013 Period, we generated cash from operating activities of $56.1 million which was primarily comprised of net income of $13.5 million, depreciation and amortization of $32.8 million, and $18.8 million related to the loss on extinguishment of debt partially offset by unfavorable changes in working capital of $13.6 million.

Investing Activities

During the Predecessor 2013 Period, we used cash from investing activities of $7.8 million primarily for the purchase of capital expenditures of $8.9 million.

Financing Activities

During the Predecessor 2013 Period, we used cash from financing activities of approximately $104 million as borrowings of $1.10 billion (net of debt discounts of $5.5 million) were used primarily to (1) pay off tranche B and tranche C terms loans of approximately $380 million, (2) pay off  senior subordinated notes of approximately $355 million (inclusive of a call premium payment), (3) repurchase approximately $270 million of outstanding Series A preferred stock, (4) pay accumulated dividends on the Series A preferred stock of approximately $230 million and (5) pay $13.6 million of financing costs. Additionally, an advance of $33.3 million was sent by Platform Acquisition Holdings Limited and received by MacDermid prior to the acquisition.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Activities

 MacDermid generated cash flows from operating activities of $75.2 million for the year ended December 31, 2012, compared to $49.7 million for the same period in 2011. The increase in cash flow provided by operations, for the year ended December 31, 2012 was primarily attributable to an increase in earnings of $44.9 million, a decrease of $46.4 million in impairment charges, a $3.5 million increase in remeasurement charges on foreign currency denominated debt, an increase of deferred income taxes of $7.6 million primarily due to a change in the deferred tax balances associated with the Euro denominated debt and the $46.4 million of impairment charges related to a write down of customer list intangible assets, a decrease in accounts receivable of $4.5 million, an increase in accounts payable of $6.8 million attributable to higher inventory levels, a $9.1 million increase in accrued expenses due to higher bonus accruals and a $5.3 million increase in income tax balances due to recording higher income taxes payable based upon earnings.

We review accounts receivable on a consolidated basis on a business-by-business level. These quarterly reviews focus primarily on the seasonality and collectability of accounts receivable. As a result of these reviews, MacDermid determined that the composition of accounts receivable did not change in any material respect during (1) the Successor 2013 Period, (2) the Predecessor 2013 Period or (3) the year ended December 31, 2012 compared to the year ended December 31, 2011. MacDermid’s management uses days sales outstanding (“DSO”) to measure how efficiently MacDermid manages the billing and collection of accounts receivable. MacDermid calculates DSO by dividing the product of 360 and its accounts receivable balance by its annualized net sales. At December 31, 2013 and December 31, 2012, DSO was 73 days and 68 days, respectively.

The primary components of MacDermid’s inventory are finished goods, raw materials and supplies and equipment. MacDermid reviews its inventories quarterly on a consolidated basis on a business-by-business level for obsolescence and excess quantities and to evaluate the appropriateness of the composition of its inventory at any given time. MacDermid’s management uses days in inventory (“DII”) to calculate its efficiency at realizing inventories. MacDermid calculates DII by dividing the product of 360 and its inventory balance, net of reserves, by its annualized cost of sales, excluding any intercompany sales. At December 31, 2013 and December 31, 2012, DII was 88 days (inclusive of finished goods step-up adjustment of $35.9 million and related recognition of two-thirds of the inventory step-up in the Successor 2013 Period of $23.9 million in connection with the MacDermid Acquisition) and 73 days, respectively. Its products generally have shelf lives that exceed one year.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2012 was $18.3 million compared to $3.5 million for the same period in 2011. The decrease of $14.8 million was primarily attributable to $13.4 million of capital expenditures and $5.0 million related to the acquisition of a company in Brazil during the year ended December 31, 2012 compared to $3.3 million of proceeds from the sale of business units, $0.3 million of proceeds from the sale of assets, capital expenditures of $8.7 million, the purchase of equity securities of $0.8 million and the redemption of a certificate of deposit of $2.5 million during the year ended December 31, 2011.

Financing Activities

          Net cash flows used in financing activities for the year ended December 31, 2012 was $27.2 million compared to $37.8 million for the same period in 2011, a decrease of $10.6 million primarily due to $10.9 million in lower payments of long-term debt made during the year ended December 31, 2012 compared to the same period in 2011. The decrease in long-term debt payments was due to a $14.6 million mandatory excess cash flow payment based upon MacDermid’s 2011 operating results made during the first quarter of 2012, compared to a $24.2 million mandatory excess cash flow payment based upon MacDermid’s 2010 operating results made during the same time period in 2011. MacDermid also had a decrease in short term borrowings of $1.3 million for the year ended December 31, 2012 compared to the same period in 2011, offset by lower proceeds from capital leases of $1.1 million for the year ended December 31, 2012 compared to the same period in 2011.

Financial Borrowings

Credit Facilities

We are party to an amended and restated credit agreement consisting of (i) a $755 million first lien credit facility (which we refer to as our “first lien credit facility”) and (ii) a $50.0 million revolving credit facility (which we refer to as our “revolving credit facility”, and together with our first lien credit facility, our “credit facilities”).  A portion of our revolving credit facility not in excess of $15.0 million is available for the issuance of letters of credit.  As of December 31, 2013, we had approximately $751 million of indebtedness outstanding under our first lien credit facility and there were no borrowings under our revolving credit facility, other than stand-by letters of credit issued in the amount of $4.6 million which reduce the borrowings available under our revolving credit facility.  Our credit facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the revolving credit facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the revolving credit facility exceeds $12.5 million at the end of any fiscal quarter. In June 2013, we entered into a $360 million second lien facility that was repaid in connection with the MacDermid Acquisition.

Senior Subordinated Notes

On April 12, 2007, MacDermid issued $350 million of senior subordinated notes with a fixed interest rate of 9.50% at par. The senior subordinated notes were called and retired in the Predecessor 2013 Period.

Contractual Obligations and Commitments

We own most of our major manufacturing facilities, but we do lease certain office, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments to make future payments in connection with debt and minimum lease payment obligations (net of minimum sublease income) as of December 31, 2013:

	Payment Due by Period
						2019 and
(amounts in thousands)	2014	2015	2016	2017	2018	Thereafter	Total

Debt obligations (including
short-term debt (1)	$7,550	$7,550	$7,550	$7,550	$7,550	$713,475	$751,225
Capital lease obligations (2)	408	342	186	71	17	-	1,024
Operating leases (3)	7,449	4,970	3,625	2,900	2,482	17,295	38,721
Interest payments (4)	29,924	29,611	29,300	28,994	28,690	40,596	187,115
Redeemable 401(k) plan interest (5)	20,972	-	-	-	-	-	20,972
Long term contingent consideration (6)	-	-	-	-	-	100,000	100,000
Total cash contractual obligations	$66,303	$42,473	$40,661	$39,515	$38,739	$871,366	$1,099,057

(1)	Reflects the principal payments on the credit facilities.
(2)	Excludes interest on capital lease obligations of $0.1 million at December 31, 2013.
(3)	Amounts are net of sublease income on operating leases of approximately $0.1 million in 2014 and $0.1 million in 2015.
(4)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.
(5)	Reflects payment to be made pursuant to the Exchange Agreement to the fiduciaries of the MacDermid Savings Plan.
(6)	Reflects the expected payout of 100% of the contingent purchase price relating to the MacDermid Acquisition in December 2020.

To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $25.7 million of such liabilities at December 31, 2013, we are unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

Off-Balance Sheet Transactions

We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Significant Accounting Policies and Critical Estimates

Our significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements. As disclosed in Note 1, the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that impact the reported amounts and accompanying disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based. We apply judgment based on our understanding and analysis of the relevant circumstances to reach these decisions. By their nature, these judgments are subject to an inherent degree of uncertainty. Accordingly, actual results could differ significantly from the estimates applied.

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

Stock-based Compensation

We expense employee stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates, if any. Compensation cost is determined using the Black-Scholes option pricing model to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge. The assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of judgment. The amount of the compensation expense is based on the estimated fair value of the awards of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. On May 17, 2013, we issued an aggregate of 250,000 options to our non-founder directors. The expense related to this issuance is included in stock-based compensation expense in the accompanying Statement of Operations.

Revenue Recognition – The Company recognizes revenue, including freight charged to customers, when the earnings process is complete.  This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is probable and pricing is fixed or determinable.  Shipping terms are customarily “FOB shipping point” and do not include right of inspection or acceptance provisions.  Equipment sales arrangements may include right of inspection or acceptance provisions, in which case revenue is deferred until these provisions are satisfied.

Earnings per Share

Basic earnings (loss) per ordinary share excludes dilution and is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per ordinary share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity. Since we have only incurred losses, basic and diluted losses per share are the same. The amount of potentially dilutive securities excluded from the calculation at December 31, 2013 was 16,247,554 ordinary shares underlying 48,742,662 warrants, 2,000,000 preferred shares (convertible into ordinary shares on a one-for-one basis) and options to purchase 250,000 ordinary shares.

Fair Value Measurement

We record cash equivalents at fair value. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1—	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—
Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active,or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3—
Unobservable inputs that reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

We used Level 1 fair value hierarchy assumptions to measure the fair value of all of our cash and cash equivalents as of December 31, 2013.

Goodwill

Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired. We test goodwill for impairment at our reporting unit level in accordance with ASC 350-20 “Intangibles—Goodwill and Other”. Our reporting units are determined based upon our organizational structure in place at that date of the goodwill impairment test. Our evaluation of potential impairment of goodwill did not change for the Successor 2013 Period, the Predecessor 2013 Period or the years ended December 31, 2012 and 2011. For goodwill, a two-step impairment test is performed at the reporting unit level. In the first step of impairment testing, the fair value of each reporting unit is compared to its carrying value. The fair value of each reporting unit is determined based on the present value of discounted future cash flows. The discounted cash flows are prepared based upon cash flows at the reporting unit level for the twelve months ended preceding the date of impairment testing. The cash flows utilized in goodwill impairment testing differ from actual consolidated cash flows due to exclusion of non-recurring charges. The cash flow model utilized in the goodwill impairment test involves significant judgments related to future growth rates, discount rates and tax rates, among other considerations. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is performed. If the carrying value of the net assets assigned to that reporting unit exceeds the fair value of that reporting unit, then the second step of the impairment test must be performed to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recorded equal to the difference. For the Predecessor annual impairment testing related to goodwill performed on April 1, 2011, 2012 and 2013, respectively, no reporting units had lower estimated fair values than carrying values in the first step of goodwill impairment evaluation; therefore no further testing was performed and no goodwill impairment charges were recorded. Platform will perform its annual goodwill assessment on October 1. There were no other events or changes in circumstances indicated that goodwill might be impaired.

As of April 1, 2013 and 2012, we had four reporting units that have been allocated goodwill. As of April 1, 2013, no reporting units had lower estimated fair values than carrying values in the first step of the goodwill impairment evaluation; therefore no further testing was performed and no goodwill impairment charges were recorded. As of April 1, 2013, the estimated fair value of all of the reporting units substantially exceeded their carrying value. The estimated discounted cash flows utilized in our April 1, 2013 goodwill impairment testing procedures were prepared based upon the cash flows at the reporting unit level for the 12 months preceding the date of the impairment testing. The cash flows utilized in the goodwill impairment testing differ from the actual consolidated cash flows due to exclusion of non-recurring charges utilized in the cash flows.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets (including our tradenames) are reviewed for potential impairment on an annual basis when events or circumstances indicate that these indefinite-lived intangible assets may be impaired by comparing the estimated fair value of the indefinite-lived purchased intangible assets to the carrying value. An impairment charge is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value. We use the “relief from royalty” method to test trade name intangible assets for impairment. The primary assumptions in these calculations are our net sales projections, growth rates and the weighted average cost of capital (“WACC”) that we apply to determine the present value of these cash flows. The WACC we utilize is based upon comparable industry averages. We then apply a royalty rate to the projected net sales. The royalty rate is based on market royalty rates and royalties we pay to outside parties. The resulting royalty savings are reduced by income taxes resulting from the annual royalty savings at a market participant corporate income tax rate to arrive at the after-tax royalty savings associated with owning the trade names. Finally, the present value of the estimated annual after-tax royalty savings for each year is used to estimate the fair value of the trade names. Assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve as well as uncertainties related to sales growth, economic growth, future product development and cost estimates.

Long-Lived Assets Including Finite-Lived Intangible Assets

Finite-lived intangible assets such as developed technology and customer lists are amortized on a straight-line basis over their estimated useful lives, which are currently range between seven to ten years for developed technology and between eight and twenty years for customer lists. If circumstances require a long-lived asset group to be tested for possible impairment, we first determine whether the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, based on comparable market values.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement bases and the tax bases of assets, liabilities, net operating losses and tax credit carry-forwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carry-forwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable and tax planning strategies in this assessment. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences and loss carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating its uncertain tax positions and determining its provision for income taxes. The first step in evaluating the tax position for recognition is to determine the amount of evidence that supports a favorable conclusion for the tax position upon audit. In order to recognize the tax position, we must determine whether it is more likely than not that the position is sustainable. The final requirement is to measure the tax benefit as the largest amount that has a more than 50% chance of being realized upon final settlement.

The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.

Employee Benefits and Pension Obligations

Amounts recognized in our audited consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations. Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, mortality rates. These assumptions are updated annually and are disclosed in Note 7 to our audited consolidated financial statements. In accordance with GAAP, actual results that differ from the assumptions are accumulated in other comprehensive income and amortized over future periods and, therefore, affect expense recognized.

We consider a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets. We consider the historical long-term return experience of our assets, the current and expected allocation of our plan assets, and expected long-term rates of return. We derive these expected long-term rates of return with the assistance of our investment advisors. We base our expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income, real estate and alternative asset classes. The measurement date used to determine pension and other postretirement benefits is December 31, at which time the minimum contribution level for the following year is determined.

With respect to U.S. plans, our investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments. We believe this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash. The corporate bond mutual funds held by the pension plan include primarily corporate bonds from companies from diversified industries located in the U.S. The listed stocks are investments in large-cap and mid-cap companies located in the U.S. The assets from the limited partnership investments primarily include listed stocks located in the U.S. The weighted average asset allocation of the MacDermid, Incorporated Employees’ Pension Plan (the “Pension Plan”) was 22% equity securities and managed equity funds, 65% limited partnership interests, 9% bond mutual fund holdings and 4% cash at December 31, 2013. Return on asset (“ROA”) assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index. In determining an assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the Pension Plan. The asset allocation strategy and ROA assumptions for the non-U.S. plans are determined based on similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an "emerging growth company" or (ii) affirmatively and irrevocably opt out of this extended transition period. We may elect to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No.2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. We adopted the amendments in this ASU effective January 1, 2013, and the initial adoption of the amendments in this ASU concerns presentation and disclosure only and did not have a significant impact on our audited consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. We do not anticipate the adoption of this new ASU to have a material impact on our audited consolidated financial statements.

In July 2013, the FASB also issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. We adopted this new ASU in the period ended October 31, 2013. The adoption of this ASU did not have a material impact on our audited consolidated financial statements.

In July 2013, the FASB also issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, (a Consensus of the FASB Emerging Issues Task Force),” which permits the use of the Fed Funds Effective Swap Rate (OIS) as an acceptable benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the LIBOR swap rate. This ASU was effective upon issuance and should be applied prospectively for qualifying new or redesignated hedging relationships entered into. We do not anticipate the adoption of this new ASU to have a material impact on our audited consolidated financial statements.

Information Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of Platform. Platform may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report, other filings with the SEC and in reports to its stockholders. Such forward-looking statements include Platform’s adjusted earnings per share, expected or estimated revenue, the outlook for Platform’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin improvement requirement and expansion, organic net sales growth, bank debt covenants, the success of new product introductions, growth in costs and expenses, the impact of commodities and currencies and Platform’s ability to manage its risk in these areas, and the impact of acquisitions, divestitures, restructuring and other unusual items, including Platform’s ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated and future acquisitions. These statements are made on the basis of management’s views and assumptions as of the time the statements are made and Platform undertakes no obligation to update these statements. There can be no assurance, however, that its expectations will necessarily come to pass. Significant factors affecting these expectations are set forth in Part I, Item 1A.—Risk Factors of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We conduct a significant portion of our business in currencies other than the U.S. Dollar, the currency in which our audited consolidated financial statements are reported. Generally, each of our operations utilizes the local currency of the operation as its functional currency—the currency in which it incurs operating expenses and collects accounts receivable. Our business is exposed to foreign currency risk primarily from changes in the exchange rate between the U.S. Dollar and the following currencies: the Euro, British Pound Sterling, Hong Kong Dollar, Chinese Yuan, Japanese Yen and Brazilian Real. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar.

Generally, we have not utilized foreign currency hedges to mitigate exchange rate changes between the U.S. Dollar and the foreign currencies of our operations other than with respect to the British Pound Sterling. However, approximately 25% of the net sales of our Autotype foreign subsidiary, which is based in the United Kingdom and utilizes the British Pound Sterling as its functional currency, are denominated in U.S. Dollars. For that reason, we utilize foreign currency hedges between the British Pound Sterling and the U.S. Dollar to help mitigate the risk of a stronger British Pound Sterling for our Autotype foreign subsidiary. To hedge against the risk of a stronger British Pound Sterling with respect to our Autotype foreign subsidiary, in 2013, 2012 and 2011, we contracted with a financial institution to deliver U.S. Dollars at a fixed British Pound Sterling rate and to receive British Pound Sterling in exchange for the U.S. Dollar. We did not pay up-front premiums to obtain the hedge. As of December 31, 2013, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, designated as hedges, was $9.5 million. These contracts were all denominated in British Pound Sterling. The fair value of the foreign currency forward contract at December 31, 2013, was a $0.2 million current asset.

Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.

Interest Rate Risk

We are also exposed to interest rate risk associated with our cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt, and other financing commitments. At December 31, 2013, we had cash and cash equivalents of $123 million. At December 31, 2013, we had total debt of approximately $752 million including approximately $751 million of variable interest rate debt based on 1-month LIBOR. Our remaining variable interest rate debt is subject to interest rate risk, because its interest payments will fluctuate as the underlying interest rates change from market changes. A 100 basis point increase in LIBOR rates would result in a higher interest expense of approximately $1.3 million annually.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. The credit exposure related to these financial instruments is represented by the fair value of contracts with an obligation fair value as of December 31, 2013. On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate. As of December 31, 2013, we believe that our exposure to counterparty risk is immaterial.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements,” in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures - We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, who is our principal executive officer (“CEO”), and Chief Financial Officer, who is our principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Annual Report, with the supervision and participation of management, including our CEO and CFO, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting - This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Platform’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In addition, we are an “emerging growth company,” as defined under the JOBS Act, and are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of such company's internal control over financial reporting audited by its external auditors for as long as such company is deemed to be an emerging growth company.

Changes to Internal Control Over Financial Reporting - There were no changes in our internal control over financial reporting during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amended and Restated By-laws

On and effective as of March 26, 2014, our Board of Directors amended and restated Platform’s by-laws (the “Amended and Restated By-laws”) to provide in Article I, Section 1.7 that, at any meeting of stockholders, all elections, questions or matters presented to the stockholders at such meeting shall be decided by the affirmative vote of the holders of at least a majority of the votes cast at such meeting with respect to any such election, question or other matter presented to the stockholders (unless a different number or voting by class is required pursuant to an express provision of our certificate of incorporation, by-laws or the laws of the State of Delaware). Platform’s by-laws previously provided for the affirmative vote of the holders of at least a majority in voting power of the then outstanding shares of capital stock of Platform entitled to vote.

On and effective as of March 26, 2014, our Board of Directors also amended and restated Platform’s by-laws to add a forum selection provision for the adjudication of certain disputes as Article VII, Section 7.7. The provision provides that unless Platform consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Platform, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Platform to Platform or Platform's stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the State of Delaware, in all cases subject to such court having personal jurisdiction over the indispensible parties named as defendants. The provision further provides that any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of Platform shall be deemed to have notice of and consented to the provisions of such Section 7.7.

The foregoing description of Platform’s Amended and Restated By-laws is qualified in its entirety by reference to, and should be read in conjunction with, the complete text of the Amended and Restated By-laws, a copy of which is filed herewith as Exhibit 3.2.

Code of Ethics for Senior Financial Officers

On March 26, 2014, our Board of Directors approved a Code of Ethics for Senior Financial Officers (the “Code of Ethics”), which is applicable to our CEO, CFO and principal accounting officer in addition to Platform’s Business Conduct and Ethics Policy, which is applicable to all directors and employees of Platform and its subsidiaries. The Code of Ethics is located on our website at www.platformspecialtyproducts.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendment to or waiver of our Code of Ethics on our website within four business days following the date of such amendment or waiver.

A copy of Platform’s Code of Ethics is filed herewith as Exhibit 14.1.

Director and Officer Indemnification Agreement

In connection with the approval from our Board of Directors, on October 31, 2013, of a form of Director and Officer Indemnification Agreement (the “Indemnification Agreement”) to be entered into between Platform and its directors and officers, Platform entered into an Indemnification Agreement with each of its current directors and executive officers. The Indemnification Agreement clarifies and supplements indemnification provisions already contained in Platform’s certificate of incorporation and by-laws, and generally provides that Platform shall indemnify each director and officer to the fullest extent permitted by Delaware law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director and/or officer of Platform. The Indemnification Agreement also includes rights to advancement of expenses and contribution.

The form of Indemnification Agreement was attached as Exhibit 10.12 to Platform’s Registration Statement on Form S-4, which was filed with the SEC on January 2, 2014.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

We maintain a Business Conduct and Ethics Policy (the “Policy”) applicable to all directors and employees of Platform and its subsidiaries. The Policy is located on our website at www.platformspecialtyproducts.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendment to or waiver of our Policy on our website within four business days following the date of such amendment or waiver.

We also maintain a Code of Ethics for Senior Financial Officers (the “Code of Ethics”) applicable to our CEO, CFO and principal accounting officer. The Code of Ethics is located on our website at www.platformspecialtyproducts.com under “Investor Relations – Corporate Governance.” We intend to provide disclosure of any amendment to or waiver of our Code of Ethics on our website within four business days following the date of such amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from Platform’s Proxy Statement for its 2014 annual meeting of stockholders. Platform intends to file its Proxy Statement no later than April 30, 2014.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from Platform’s Proxy Statement for its 2014 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Equity Compensation Plan Information table required by Item 201(d) of Regulation S-K and the remaining items required by Part III, Item 12 are incorporated herein by reference from Platform’s Proxy Statement for its 2014 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than April 30, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from Platform’s Proxy Statement for its 2014 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than April 30, 2014.

Item 14. Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from Platform’s Proxy Statement for its 2014 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than April 30, 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
2.1	Business Combination Agreement And Plan Of Merger, dated as of October 10, 2013, by and among Platform Acquisition Holdings Limited, Platform Delaware Holdings, Inc., Platform Merger Sub, LLC, MacDermid Holdings, LLC, MacDermid, Incorporated, Tartan Holdings, LLC, and CSC Shareholder Services LLC as seller representative for the direct and indirect beneficial owners of the Company	S-4	333-192778	2.1	12/11/13
2.2	Exchange Agreement, dated as of October 25, 2013, by and between Platform Acquisition Holdings Limited and the MacDermid Incorporated Profit Sharing and Employee Savings Plan	S-4	333-192778	2.2	12/11/13
3.1	Certificate of Incorporation	S-4 POS	333-192778	3.1	01/24/14
3.2	Amended and Restated By-laws					X
4.1	Specimen Common Stock certificate	S-4	333-192778	4.1	01/02/14
4.2	Warrant Instrument, dated as of May 17, 2013, executed by Platform Acquisition Holdings Limited (form of Warrant contained in Schedule 1 thereto)	S-4	333-192778	4.2	01/02/14
4.3	Form of Supplement to Warrant Instrument	S-4	333-192778	4.3	01/02/14
10.1	Severance Agreement Letter, dated as of May 23, 2011, between MacDermid, Incorporated and Daniel H. Leever	S-4	333-192778	10.1	01/02/14
10.2	Severance Agreement Letter, dated as of January 7, 2003, between MacDermid, Incorporated and Frank J. Monteiro	S-4	333-192778	10.2	01/02/14
10.3	Severance Agreement Letter, dated as of July 22, 2002, between MacDermid, Incorporated and John L. Cordani	S-4	333-192778	10.3	01/02/14
10.4	Memorandum of Agreement, dated as of July 9, 2001, between MacDermid, Incorporated and John L. Cordani	S-4	333-192778	10.4	01/02/14
10.5	MacDermid, Incorporated Profit Sharing and Employee Savings Plan (as amended and restated generally effective January 1, 2010)	S-4	333-192778	10.5	12/11/13
10.6	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated generally effective January 1, 2009)	S-4	333-192778	10.6	12/11/13
10.7	MacDermid, Incorporated Supplemental Executive Retirement Plan, effective April 1, 1994, as amended on February 25, 2005, and as further amended on July 11, 2013	S-4	333-192778	10.7	01/02/14
10.8	Second Amendment to MacDermid, Incorporated Employees’ Pension Plan, 2009 Restatement	S-4	333-192778	10.8	01/02/14
10.9	Amendment No. 1 to MacDermid, Incorporated Supplemental Executive Retirement Plan (as Previously Amended and Restated)	S-4	333-192778	10.9	01/02/14

Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date	Included in this Annual Report
10.10	Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	S-8	333-194012	10.1	02/18/14
10.11	Form of Restricted Stock Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4	333-192778	10.11	01/02/14
10.12	Form of Director and Officer Indemnification Agreement	S-4	333-192778	10.12	01/02/14
10.13	Amended and Restated Credit Agreement, dated as of October 31, 2013, among, inter alia, Platform Acquisition Holding Limited, MacDermid Holdings, LLC, Matrix Acquisition Corp., MacDermid, Incorporated (as successor to Matrix Acquisition Corp., the borrower), the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Credit Suisse AG, as administrative agent and as collateral agent	S-4	333-192778	10.13	01/02/14
10.14	Form of Retaining Holder Securityholders Agreement	S-4	333-192778	10.14	01/02/14
10.15	Advisory Services Agreement, dated October 31, 2013, by and between Platform Specialty Products Corporation and Mariposa Capital, LLC	S-4	333-192778	10.15	01/02/14
10.16	Letter Agreement with respect to Supplemental Executive Retirement Plan payment, dated as of October 29, 2013, between Platform Acquisition Holdings Limited and Daniel H. Leever	S-4	333-192778	10.16	01/02/14
10.17	Security Holder’s Agreement dated as of November 7, 2013	S-4	333-192778	10.17	01/02/14
10.18	Placing Agreement, dated May 17, 2013, by and between Platform Acquisition Holdings Limited, certain of its Directors, Berggruen Acquisition Holdings IV Ltd., Mariposa Acquisition, LLC, and Barclays Bank and Citigroup Global Markets Limited as placing banks	S-4	333-192778	10.18	01/02/14
10.19	Form of Option Deeds	S-4	333-192778	10.19	01/02/14
10.20	Form of Interest Notice	S-4	333-192778	10.20	01/15/14
10.21	Third Amendment to Amended and Restated MacDermid, Incorporated Employees’ Pension Plan	S-4	333-192778	10.21	01/02/14
10.22	Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4	333-192778	10.22	01/02/14
10.23	Form of Incentive Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4	333-192778	10.23	01/02/14
10.24	Irrevocable Election	S-4	333-192778	10.24	01/17/14
10.25	Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013					X
14.1	Code of Ethics for Senior Financial Officers					X
21.1	List of subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of KPMG LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Frank J. Monteiro
Name: Frank J. Monteiro
Title: Senior Vice President and Chief Financial Officer
Date:	March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel H. Leever	Chief Executive Officer, President and Vice Chairman	March 31, 2014
Daniel H. Leever	(Principal executive officer)

/s/ Frank J. Monteiro	Senior Vice President and Chief Financial Officer	March 31, 2014
Frank J. Monteiro	(Principal financial officer and principal accounting officer)

/s/ Martin E. Franklin	Chairman of the Board	March 31, 2014
Martin E. Franklin

/s/ Ian G.H. Ashken	Director	March 31, 2014
Ian G. H. Ashken

/s/ Nicolas Berggruen	Director	March 31, 2014
Nicolas Berggruen

/s/ Michael F. Goss	Director	March 31, 2014
Michael F. Goss

/s/ Ryan Israel	Director	March 31, 2014
Ryan Israel

/s / E. Stanley O’Neal	Director	March 31, 2014
E. Stanley O’Neal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’
of Platform Specialty Products Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the period from inception (April 23, 2013) to December 31, 2013 present fairly, in all material respects, the financial position of Platform Specialty Products Corporation and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the period from inception (April 23, 2013) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MacDermid, Incorporated:

We have audited the accompanying consolidated balance sheet of MacDermid, Incorporated and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the ten-month period ended October 31, 2013 and each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the ten-month period ended October 31, 2013 and as of and for each of the years in the two-year period ended December 31, 2012.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MacDermid, Incorporated and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the ten-month period ended October 31, 2013 and each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 11, 2014

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Period from
	Inception	January 1,
	(April 23, 2013)	2013
	through	through	Year Ended
	December 31,	October 31,	December 31,
	2013	2013	2012	2011
	Successor	Predecessor	Predecessor	Predecessor

Net sales	$118,239	$627,712	$731,220	$728,773
Cost of sales	82,587	304,875	376,166	388,298
Gross profit	35,652	322,837	355,054	340,475

Operating expenses:
Selling, technical, general and administrative	54,521	207,554	214,614	260,665
Non-cash charge related to preferred stock dividend rights	172,006	-	-	-
Research and development	3,995	19,898	25,051	22,966
Restructuring	762	3,636	292	896
Total operating expenses	231,284	231,088	239,957	284,527

Operating (loss) profit	(195,632)	91,749	115,097	55,948

Other (expense) income:
Interest, net	(5,372)	(45,929)	(49,139)	(54,054)
Loss on extinguishment of debt	-	(18,788)	-	-
Other (expense) income, net	(440)	(557)	4,981	9,412
	(5,812)	(65,274)	(44,158)	(44,642)
(Loss) income before income taxes, non-controlling
interests and accrued payment-in-kind dividends on
cumulative preferred shares	(201,444)	26,475	70,939	11,306
Income tax benefit (provision)	5,819	(12,961)	(24,673)	(9,953)
Net (loss) income	(195,625)	13,514	46,266	1,353
Net loss (income) attributable to the non-controlling
interests	1,403	(295)	(289)	(366)
Net (loss) income attributable to Common
Shareholders	(194,222)	13,219	45,977	987
Accrued payment-in-kind dividend on cumulative
preferred shares	-	(22,454)	(44,605)	(40,847)
Net (loss) income attributable to common shares	$(194,222)	$(9,235)	$1,372	$(39,860)

Earnings (loss) per share
Basic	$(2.10)	n/a	n/a	n/a
Diluted	$(2.10)	n/a	n/a	n/a

Weighted average shares outstanding (In thousands)
Basic	92,563	n/a	n/a	n/a
Diluted	92,563	n/a	n/a	n/a

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Period from
	Inception	January 1,
	(April 23, 2013)	2013
	through	through	Year Ended
	December 31,	October 31,	December 31,
	2013	2013	2012	2011
	Successor	Predecessor	Predecessor	Predecessor

Net (loss) income	$(195,625)	$13,514	$46,266	$1,353

Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	12,855	(6,136)	(6,232)	(5,683)
Pension and postretirement plans	3,534	30,716	(16,653)	(22,691)
Unrealized gain (loss) on available for sale securities	65	223	290	(153)
Derivative financial instruments revaluation	163	(384)	3,047	3,485
Total other comprehensive (loss) income, before tax	16,617	24,419	(19,548)	(25,042)
Income tax (expense) benefit on comprehensive (loss) income	(1,838)	(10,082)	4,247	6,085
Other comprehensive income (loss), net of tax	14,779	14,337	(15,301)	(18,957)
Comprehensive loss (income) attributable to the non-controlling interests	1,403	(292)	(299)	(366)
Comprehensive (loss) income attributable to Common Shareholders	$(179,443)	$27,559	$30,666	$(17,970)

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of December 31,
	2013	2012
	Successor	Predecessor
Assets
Cash & cash equivalents	$123,040	$143,351
Accounts receivable, net of allowance for doubtful accounts of $10,113
and $8,831 at December 31, 2013 and 2012, respectively	140,525	138,970
Inventories	89,618	76,093
Prepaid expenses & other current assets	30,056	16,115
Total current assets	383,239	374,529

Property, plant & equipment, net	139,670	100,391
Goodwill	1,002,886	476,232
Intangible assets, net	683,004	251,772
Other assets	33,089	30,993
Total assets	2,241,888	1,233,917

Liabilities & Stockholders' Equity
Accounts payable	56,156	53,416
Accrued salaries, wages and employee benefits	22,656	14,289
Accrued interest	143	6,985
Current installments of long-term debt	7,958	26,819
Accrued income taxes payable	6,610	4,443
Accrued expenses and other current liabilities	25,897	22,194
Total current liabilities	119,420	128,146

Long-term debt	744,291	693,821
Long-term retirement benefits, less current portion	25,129	54,207
Long-term deferred income taxes	138,273	49,411
Long-term contingent consideration	34,800	-
Other long-term liabilities	30,387	35,895
Total liabilities	1,092,300	961,480

Commitments and contingencies (Note 16)	-	-
Redeemable 401(k) plan interest	20,972	-

Stockholders' Equity
Successor preferred shares (2,000,000 designated as Series A), 5,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2013	-	-
Predecessor 9.00% cumulative Series A preferred shares, 316,000 shares authorized and issued, 315,144 shares outstanding at December 31, 2012	-	525,027
Predecessor 9.50% cumulative Series B preferred shares, 44,977 shares authorized and 0 shares outstanding at December 31, 2012	-	-
Successor common shares, 200,000,000 shares authorized, 103,571,941 shares issued and outstanding at December 31, 2013	-	-
Predecessor common shares, 50,000,000 shares authorized and issued, 49,582,936 shares outstanding at December 31, 2012	-	50,000
Additional paid-in capital	1,212,038	2,318
Accumulated deficit	(194,222)	(273,086)
Accumulated other comprehensive income (loss)	14,779	(30,270)
Less: Treasury stock, at stock (856 Predecessor 9% Series A cumulative preferred shares and 417,064 Predecessor common shares at December 31, 2012)	-	(1,264)
Total stockholders equity	1,032,595	272,725
Non-controlling interests	96,021	(288)
Total equity	1,128,616	272,437

Total liabilities, redeemable 401(k) plan interest and stockholders equity	$2,241,888	$1,233,917

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Period from
	Inception	January 1,
	(April 23, 2013)	2013
	through	through	Year Ended
	December 31,	October 31,	December 31,
	2013	2013	2012	2011
	Successor	Predecessor	Predecessor	Predecessor

Cash flows from operating activities:
Net (loss) income	$(195,625)	$13,514	$46,266	$1,353
Adjustments to reconcile net (loss) income from operations
to net cash flows provided by operating activities:
Non-cash charge related to preferred stock dividend rights	172,006	-	-	-
Depreciation and amortization	12,778	32,835	42,193	46,745
Deferred income taxes	(7,481)	(4,845)	(8,364)	(16,010)
Manufacturer's profit in inventory adjustment	23,912	-	-	-
Loss on extinguishment of debt	-	18,788	-	-
Equity compensation expense	542	9,317	162	727
Impairment charges	-	427	-	46,438
Other, net	(523)	6,754	335	(877)

Changes in assets & liabilities, net of acquisitions:
Accounts receivable	6,222	(11,345)	(4,912)	(401)
Inventory	2,090	(4,612)	789	1,481
Accounts payable	(193)	2,367	3,274	(3,498)
Accrued expenses	(8,719)	3,915	(3,603)	(12,743)
Income tax balances	(1,321)	(8,231)	3,315	(2,011)
Long term assets	(419)	(2,243)	(1,550)	(10,977)
Other assets and liabilities	4,254	(579)	(2,729)	(481)
Net cash flows provided by operating activities	7,523	56,062	75,176	49,746

Cash flows from investing activities:
Capital expenditures	(2,263)	(8,931)	(13,399)	(8,741)
Proceeds from sale of non-financial assets	4,393	2,133	140	3,528
Acquisition of business, net of cash acquired	(922,361)	-	(5,059)	-
Purchases of marketable securities	(359,934)	-	-	-
Redemption of marketable securities	359,934	-	-	-
Other, net	-	(1,017)	41	1,759
Net cash flows used in investing activities	(920,231)	(7,815)	(18,277)	(3,454)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and fees	200	1,109,513	-	-
Repayments of borrowings	(2,180)	(732,873)	(26,092)	(36,983)
Repurchase of Series A preferred stock	-	(270,167)	-	-
Advance from Platform Acquisition Holdings Limited	-	33,268	-	-
Proceeds from issuance of preferred stock, net	20,000	-	-	-
Proceeds from issuance of common stock, net	1,019,491	-	-	-
Payment of accumulated dividends on Series A preferred stock	-	(229,833)	-	-
Payment of financing fees	(1,830)	(13,589)	(321)	(264)
Other, net	(25)	(559)	(819)	(551)
Net cash flows provided by (used in) financing activities	1,035,656	(104,240)	(27,232)	(37,798)

Effect of exchange rate changes on cash and cash equivalents	92	(303)	232	(1,782)

Net increase (decrease) in cash and cash equivalents	123,040	(56,296)	29,899	6,712

Cash and cash equivalents at beginning of period	-	143,351	113,452	106,740
Cash and cash equivalents at end of period	$123,040	$87,055	$143,351	$113,452

Supplemental disclosure information:
Cash paid for interest	$5,084	$49,958	$45,235	$50,040
Cash paid for income taxes	$2,932	$21,808	$27,144	$25,878

Non-cash financing activities:
Cash paid by Platform Acquisition Holdings, Ltd for interest	$-	$5,028	$-	$-

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

Predecessor
	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Additional Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Shares	Non-controlling interest	Total equity (deficit)
Balance at December 31, 2011	$480,449	$-	$50,000	$2,156	$(274,458)	$(14,959)	$(994)	$(388)	$241,806
Net income	-	-	-	-	45,977	-	-	289	46,266
Equity compensation	-	-	-	162	-	-	-	-	162
Accrual of paid in kind dividend on cumulative preferred shares	44,605	-	-	-	(44,605)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(6,242)	-	10	(6,232)
Pension and postretirement plans, net of tax benefit of $5,415	-	-	-	-	-	(11,238)	-	-	(11,238)
Derivatives valuation, net of tax expense of $1,067	-	-	-	-	-	1,980	-	-	1,980
Shares repurchased	-	-	-	-	-	-	(270)	-	(270)
Unrealized gain on available for sale equity securities, net of tax expense of $101	-	-	-	-	-	189	-	-	189
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	(677)	(677)
Dividend paid on preferred stock	(27)	-	-	-	-	-	-	-	(27)
Assignment of value for non controlling interest in business acquisition	-	-	-	-	-	-	-	447	447
Sale of noncontrolling interest in subsidiary	-	-	-	-	-	-	-	31	31
Balance at December 31, 2012	525,027	-	50,000	2,318	(273,086)	(30,270)	(1,264)	(288)	272,437

Net income	-	-	-	-	13,219	-	-	295	13,514
Equity compensation	-	-	-	281	-	-	-	-	281
Accrual of paid in kind dividend on cumulative preferred shares	20,805	1,649	-	-	(22,454)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(6,133)	-	(3)	(6,136)
Pension and postretirement plans, net of tax expense of $10,139	-	-	-	-	-	20,577	-	-	20,577
Derivatives valuation, net of tax benefit of $135	-	-	-	-	-	(249)	-	-	(249)
Unrealized loss on available for sale equity securities, net of tax expense of $79	-	-	-	-	-	145	-	-	145
Shares repurchased	(500,000)		-	-	-	-	(35)	-	(500,035)
Shares exchanged	(44,977)	44,977	-	-	-	-	-	-	-
Shares canceled	(855)	-	(417)	-	-	-	1,272	-	-
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	(552)	(552)
Assignment of value for non controlling interest in business acquisition	-	-	-	-	-	-	-	17	17
Balance at October 31, 2013	$-	$46,626	$49,583	$2,599	$(282,321)	$(15,930)	$(27)	$(531)	$(200,001)

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In thousands, except share and per share amounts)

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)		Non-controlling interest	Total equity

Total stockholders' equity as of April 23, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Issuance of 2 preferred shares @ $10.00 per share on April 25, 2013	2	-	-	-	-	-	-	-	-	-
Issuance of 1,999,998 preferred shares @ $10.00 per share with matching warrants on May 22, 2013 along with 2 matching warrants matching with previously issued preferred shares	1,999,998	-	-	-	20,000	-	-	20,000	-	20,000
Issuance of 88,529,500 common shares @ $10.00 per share with matching warrants on May 22, 2013	-	-	88,529,500	-	885,000	-	-	885,000	-	885,000
Equity offering cost	-	-	-	-	(24,078)	-	-	(24,078)	-	(24,078)
Equity compensation	-	-	-	-	542	-	-	542	-	542
Exercise of warrants for 13,071,199 common shares @ $10.50 per share on October 30, 2013	-	-	13,071,199	-	137,248	-	-	137,248	-	137,248
Preferred stock dividend rights	-	-	-	-	172,006	-	-	172,006	-	172,006
Exercise of warrants for 391,081 common shares @ $10.50 on November 13, 2013	-	-	391,081	-	4,106	-	-	4,106	-	4,106
Issuance of 761,904 common shares @ $10.50 per share on November 13, 2013	-	-	761,904	-	8,000	-	-	8,000	-	8,000
Exchange of warrants for 466,666 common shares @ $11.50 per share on November 20, 2013	-	-	466,666	-	5,367	-	-	5,367	-	5,367
Issuance of 349,691 common shares @ $11.00 per share on December 23, 2013	-	-	349,691	-	3,847	-	-	3,847	-	3,847
Issuance of 1,900 common shares @ $11.00 per share on December 23, 2013 to an unrelated third party for services	-	-	1,900	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(194,222)	-	(194,222)	(1,403)	(195,625)
Foreign currency translation adjustments	-	-	-	-	-	-	12,855	12,855	16	12,871
Pension and postretirement plans, net of tax expense of $1,750	-	-	-	-	-	-	1,784	1,784	-	1,784
Derivatives valuation, net of tax expense of $63	-	-	-	-	-	-	100	100	-	100
Unrealized gain on available for sale equity securities, net of tax expense of $25	-	-	-	-	-	-	40	40	-	40
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	-	(25)	(25)
Assignment of value for non controlling interest in business acquisition	-	-	-	-	-	-	-	-	97,433	97,433
Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212,038	$(194,222)	$14,779	$1,032,595	$96,021	$1,128,616

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company – Platform Specialty Products Corporation (“Platform” or the “Company”) (formerly named Platform Acquisition Holdings Limited) is a global producer of high-technology specialty chemical products and provider of technical services and currently operates through its indirect subsidiary, MacDermid, Incorporated (“MacDermid” or the “Predecessor”).  Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013. Until its acquisition of MacDermid on October 31, 2013, the Company had neither engaged in any operations nor generated any income. As such, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies. The Company selected December 31 as its fiscal year end. All activity through October 31, 2013 was related to the Company’s formation, initial public offering (the “Offering”) and identification and investigation of prospective target businesses with which to consummate an initial business combination.

On October 31, 2013, Platform indirectly acquired substantially all of the equity of, MacDermid Holdings, LLC (“MacDermid Holdings”), which owned approximately 97% of MacDermid (the “MacDermid Acquisition”). As a result, we became a holding company for the MacDermid business.   We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan (the “MacDermid Savings Plan”).  Concurrently with the closing of the MacDermid Acquisition, we changed our name to Platform Specialty Products Corporation. On January 22, 2014, we changed our jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”) and on January 23, 2014, our shares of Common Stock, par value $0.01 per share (“Common Stock”) began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PAH”.

Business Description – The Company develops, produces and markets a broad line of specialty chemical and printing products that are used worldwide. These products are supplied to the metal and plastic finishing markets (for automotive and other applications), the electronics industry (to create electrical patterns on circuit boards), the offshore oil and gas markets (for oil production) and to the commercial printing and packaging industries (for image transfer applications). The Company’s products are delivered primarily to customers directly or secondarily through distributors. The financial statements and information included herein are for the Company as of December 31, 2013 and for the period from April 23, 2013 (inception) through December 31, 2013 (the “Successor 2013 Period”), and for MacDermid (the “Predecessor”) as of December 31, 2012 and for the ten month period ended October 31, 2013 (the “Predecessor 2013 Period”) and the years ended December 31, 2012 and 2011, which was prior to the consummation of the MacDermid Acquisition.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Successor or the Predecessor, as applicable, and all of its majority-owned domestic and foreign subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates – In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), Company management must undertake decisions that impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and also assumptions upon which accounting estimates are based.  The Company applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.  Significant items subject to such estimates and assumptions include the useful lives of fixed assets; allowances for doubtful accounts and sales returns, deferred tax asset valuation allowances, inventory valuation, share-based compensation, liabilities for employee benefit obligations, environmental liabilities, income tax uncertainties, contingent consideration in connection with the acquisition as discussed in Note 2 below and other contingencies.

Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Credit Risk Management – The Company’s products are sold primarily to customers in the automotive, electronic and printing industries.  This level of concentration exposes the Company to certain collection risks which are subject to a variety of factors, including economic and technological change within these industries.  As is common industry practice, the Company generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  The Company establishes reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Derivatives – The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur.  If it is deemed probable that the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments.

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of Accumulated other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.

Inventories – Inventories are stated at the lower of weighted-average cost or market with cost being determined principally by the first-in, first out method. The Company regularly reviews inventories for obsolescence and excess quantities and calculates a reserve based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.  Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation.  The Company records depreciation on a straight-line basis over the estimated useful life of each asset.  Estimated useful lives by asset class are as follows

Buildings and building improvements -	5 to 20 years
Machinery, equipment & fixtures -	3 to 15 years
Leasehold improvements -	Lesser of useful life or lease life

Maintenance and repair costs are charged directly to expense; renewals and betterments which significantly extend the useful life of the asset are capitalized. Costs and accumulated depreciation on assets, retired or disposed of, are removed from the accounts and any resulting gains or losses are recorded to earnings in the period of disposal.

Goodwill and Indefinite-Lived Purchased Intangible Assets – Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of an acquired business. The Company does not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite lives are tested for impairment.  Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.  MacDermid’s annual test for goodwill impairment was historically performed as of April 1st. Our annual impairment testing date for goodwill is October 1st.

The quantitative goodwill impairment analysis is a two-step process.  The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill.  The Company uses an income approach derived from a discounted cash flow model to estimate the fair value of its reporting units.  The aggregate fair value of the Company’s reporting units is compared to the Company’s market capitalization on the valuation date to assess its reasonableness.  The initial recognition of goodwill, as well as the annual review of the carrying value of goodwill, requires that the Company develop estimates of future business performance.  These estimates are used to derive expected cash flow and include assumptions regarding future sales levels and the level of working capital needed to support a given business.  The Company relies on data developed by business segment management as well as macroeconomic data in making these calculations. The discounted cash flow model also utilizes a risk adjusted weighted average cost of capital to discount estimated future cash flows. Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of acquired intangible assets as well as the overall expected value of a given reporting unit.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated impairment.  The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment.  If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess.  An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the subsequent reversal of goodwill impairment losses is not permitted.

Indefinite-lived intangible assets consist of tradenames which are reviewed for potential impairment on an annual basis, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.  MacDermid’s annual test for indefinite-lived intangible assets impairment was historically performed as of April 1st. Our annual impairment testing date for indefinite-lived intangible assets is October 1st. Indefinite-lived intangible assets are reviewed for impairment by comparing the estimated fair value of the indefinite-lived  intangible assets to the carrying value.  The estimated fair value of these intangible assets is determined using the “relief from royalty” approach.  An impairment loss is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value.

Long-lived Assets Including Finite-Lived Intangible Assets – Finite-lived intangible assets such as developed technology and customer lists are amortized on a straight-line basis over their estimated useful lives, which currently range between seven to ten years for developed technology and eight and twenty years for customer lists.  The Company evaluates long-lived assets, such as property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. If circumstances require a long-lived asset group to be tested for possible impairment, the Company first determines if the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Asset Retirement Obligations – The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred, if a reasonable estimate of fair value can be made. Upon initial recognition of a liability, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

Employee Benefits – The Company sponsors a variety of employee benefit programs, some of which are non-contributory.  The accounting policies used to account for these plans are as follows:

Retirement – The Company provides non-contributory defined benefit plans to domestic and certain foreign employees.

The projected unit credit actuarial method is used for financial reporting purposes.  The Company recognizes the funded status; the difference between the fair value of the plan assets and the projected benefit obligation (pension plans) or the accumulated postretirement benefit obligation (other postretirement plan) in its Consolidated Balance Sheets. The Company’s funding policy for qualified plans is consistent with federal or other local regulations and customarily equals the amount deductible for federal and local income tax purposes.  Foreign subsidiaries contribute to other plans, which may be administered privately or by government agencies in accordance with local regulations.  The Company also provides the defined contribution MacDermid Savings Plan (401(a), (k) and 501(a)) for substantially all domestic employees.  The Company may make discretionary contributions to the MacDermid Savings Plan; however, there were no such discretionary contributions made during the Predecessor 2013 Period or Successor 2013 Period or for the years ended December 31, 2012 or 2011. Effective with the MacDermid Acquisition on October 31, 2013, the MacDermid Savings Plan was terminated. Refer to Note 20 for discussion regarding the 401(k) Exchange that occurred on March 4, 2014.

Post-retirement – The Company currently accrues for post-retirement health care benefits for U.S. employees hired prior to April 1, 1997.  The post-retirement health care plan is unfunded.

Post-employment – The Company currently accrues for post-employment disability benefits to United Kingdom (“U.K.”) employees meeting specified service requirements.  The post-employment benefits plan is unfunded.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, investments, accounts payable, contingent consideration and current and long-term debt.  The Company believes that the carrying value of the cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values because of the short maturities of these instruments.  Available for sale equity investments are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive (loss) income.  See Note 11 for the fair value of the Company’s financial instruments.

Foreign Currency Translation – Primarily all of the Company’s foreign subsidiaries use their local currency at their functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using foreign currency exchange rates prevailing as of the balance sheet dates.  Revenue and expense accounts are translated at weighted-average foreign currency exchange rates for the periods presented.  Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets. Gains and losses realized from foreign currency transactions are included in miscellaneous income (expense), net in the Consolidated Statements of Operations.

Revenue Recognition – The Company recognizes revenue, including freight charged to customers, when the earnings process is complete.  This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is probable and pricing is fixed or determinable.  Shipping terms are customarily “FOB shipping point” and do not include right of inspection or acceptance provisions.  Equipment sales arrangements may include right of inspection or acceptance provisions, in which case revenue is deferred until these provisions are satisfied.

Cost of Sales – Cost of sales consists primarily of raw material costs and related purchasing and receiving costs used in the manufacturing process, direct salary and wages and related fringe benefits, packaging costs, shipping and handling costs, plant overhead and other costs associated with the manufacture and distribution of the Company’s products.  In addition, for the Successor 2013 Period, cost of sales includes a manufacturer’s profit in inventory adjustment of approximately $23.9 million associated with the inventory revaluation related to the MacDermid Acquisition.

Shipping and Handling Costs - Costs related to shipping and handling are recognized as incurred and included in cost of sales in the Consolidated Statements of Operations.

Selling, technical, general and administrative expenses – Selling, technical, general and administrative expenses consist primarily of personnel and travel costs, advertising and marketing expenses, administrative expenses associated with accounting, finance, legal, human resource, amortization of intangible assets, risk management and overhead associated with these functions.

Research and development – Research and development costs, primarily relating to internal salaries, are expensed as incurred.

Income Taxes – The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as the net change in deferred tax assets and liabilities during the period. Deferred income taxes are recorded at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities.  Deferred federal and state income taxes are not provided on the undistributed earnings of certain foreign subsidiaries where management has determined that such earnings have been  permanently reinvested.

Equity-based Compensation Plans – The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation - Stock Compensation”. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is determined by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted net (loss) income per common share assumes the issuance of all potentially dilutive share equivalents using the treasury stock method. For stock options it is assumed that the proceeds will be used to buy back shares. Such proceeds equal the average unrecognized compensation plus the assumed exercise of weighted average number of options outstanding and windfall tax benefits. For unvested restricted shares, the proceeds equal the average unrecognized compensation plus windfall tax benefits.

New Accounting Standards – In February 2013, the Financial Accounting Standards Board (the “FASB”) issued ASU No.2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income,” which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. We adopted the amendments in this ASU effective at our inception. The predecessor adopted the amendment in this ASU effective January 1, 2013. As the adoption of the amendments in this ASU only related to presentation and disclosure, it did not impact our consolidated financial position, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. We do not anticipate the adoption of this new ASU to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB also issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires standard presentation of an unrecognized tax benefit when a carryforward related to net operating losses or tax credits exist. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013, with early adoption permitted. The Predecessor adopted the amendments in this ASU effective January 1, 2013 and as a result of the adoption, we present liabilities related to unrecognized tax benefits on a net basis which resulted in an initial reduction of the unrecognized tax benefits by the Company upon adoption of $7,635.

In July 2013, the FASB also issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, (a Consensus of the FASB Emerging Issues Task Force),” which permits the use of the Fed Funds Effective Swap Rate (OIS) as an acceptable benchmark interest rate for hedge accounting purposes in addition to U.S. Treasury rates and the LIBOR swap rate. This ASU was effective upon issuance and should be applied prospectively for qualifying new or redesignated hedging relationships entered into. The adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The guidance in this ASU is intended to reduce complexity and costs of the annual impairment tests for indefinite-lived intangible assets by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The amendments in this ASU include examples of events and circumstances that might indicate that an asset's fair value is less than its carrying value. The amendments in this ASU are effective for annual and interim indefinite-lived intangible assets impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We adopted the amendment at our inception. The Predecessor adopted the amendments in this ASU effective January 1, 2013, without impact on the consolidated financial position, results of operations or cash flows.

2.  ACQUISITIONS OF BUSINESSES

MacDermid Acquisition

On October 31, 2013, the Company completed the MacDermid Acquisition. The total consideration paid in connection with the MacDermid Acquisition and the acquisition of the approximately 3% of MacDermid equity interests (the “MacDermid Plan Shares”) not already held by MacDermid Holdings was approximately $1,800,000 (including the assumption of approximately $754,200 of indebtedness), plus (i) up to $100,000 of contingent consideration tied to achievement of EBITDA and stock trading price performance metrics over a seven-year period following the closing of the acquisition and (ii) an interest in certain MacDermid pending litigation. As a result of a favorable adjustment to the preliminary estimated working capital factored into the purchase price, the Company received a payment of approximately $8,540 in January 2014 which was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2013.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The fair value of contingent consideration was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included in the fair value calculation of the EBITDA related earnout include a discount rate of approximately 2% and expected future value of payments of $60,000 calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Key assumptions included in the fair value calculation of the stock price related earnout include the fair value of common stock and an assumption of volatility.  The stock price related earnout was calculated using a Monte Carlo simulation.  At the inception of the acquisition, the fair value of the contingent payments was $35,500. As of December 31, 2013, the fair value of the contingent consideration was $34,800, which was included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

The Company paid approximately $15,200 and $16,925 of MacDermid Acquisition related expenses in the Successor and Predecessor 2013 Periods, respectively. These costs were recorded in Selling, technical, general and administrative expenses in the respective Successor and Predecessor 2013 Periods.

The excess of the cost of the MacDermid Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as goodwill. None of the goodwill recorded in connection with the MacDermid Acquisition is expected to be deductible for tax purposes. The purchase price allocation for the MacDermid Acquisition is substantially complete. As the Company finalizes its purchase price allocation, it is anticipated that additional adjustments will be recorded relating to the valuations of certain assets, various opening balance sheet contingencies and income tax matters. The Company anticipates that it will complete its purchase price allocation in the second quarter of 2014. The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed, which the Company does not expect to be material. Based on this preliminary fair valuation, the purchase price is allocated as follows:

Preliminary Purchase Price Allocation (in thousands):
Preliminary value assigned:
Accounts receivable	$147,400
Inventories	115,300
Other current assets	26,200
Property, plant and equipment	142,800
Customer relationships	458,400
Developed technology	155,000
Tradenames	73,400
Goodwill	993,800
Other assets	30,800
Accounts payable	(55,900)
Other current liabilities	(62,100)
Long-term debt	(754,200)
Non-current deferred tax liability	(140,700)
Contingent consideration	(35,500)
Redeemable 401(k) plan interest	(21,000)
Other liabilities	(66,500)
Total purchase price	$1,007,200

Certain sellers of MacDermid exchanged their equity in MacDermid for equity in a wholly owned subsidiary, PDH and a proportionate share of the contingent consideration described above and an interest in certain MacDermid pending litigation (referred to as “Retaining MacDermid Holdings”). This 6.76% ownership has been accounted for as a non-controlling interest in the financial statements. The holders of the Retaining MacDermid Holdings can exchange their shares for Platform common stock beginning on November 1, 2014 up to 25% a year at their election. Potential platform shares issuable upon the exchange are 8,900,000. This equity is classified as a non-controlling interest on the Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Upon the closing of the MacDermid Acquisition, the MacDermid Savings Plan retained a 3% interest in MacDermid, Incorporated, that was paid subsequent to the listing of stock on the NYSE. The fair value of the obligation to purchase these shares of $20,972 was recorded as a redeemable 401(k) interest in the mezzanine section of the Consolidated Balance Sheets since it can be settled in either cash or stock. Refer to Note 20 for further discussion.

Customer relationships have useful lives ranging from 8 to 20 years and developed technology have useful lives ranging between 7 to 10 years. This results in weighted average useful lives for customer relationships and developed technology, of approximately 16 years and 10 years, respectively, for an aggregate weighted average useful life of approximately 15 years at December 31, 2013. As the Company’s inception date was April 23, 2013, no pro-forma financial disclosures are necessary as all of the results of operations of MacDermid are included in the Successor and Predecessor 2013 Periods.

Other

During the quarter ended March 31, 2012, MacDermid acquired 95% of the stock of a specialty chemical business in Brazil. This business was acquired to complement the service and product offerings within Brazil and its balance sheet and results of operations have been integrated into the Performance Materials segment. The total purchase price was approximately $8,900.  At December 31, 2013, approximately $1,200 remains payable to the former owners of the acquired business. The payable represents the estimated fair value of contingent consideration expected to be payable in the event that the acquired business achieves specific performance metrics over the next year. Assets and liabilities of the acquired business were recorded as of the date of acquisition based on their estimated fair value as determined in a purchase price allocation, using available information and making assumptions the Company believes are reasonable. The Company’s allocation of purchase price for this acquisitions included current assets of approximately $2,000, property, plant and equipment of approximately $2,000, goodwill of approximately $1,900 and intangible assets of $3,000. No goodwill from this acquisition is expected to be deductible for tax purposes. Of the $3,000 of acquired intangible assets, $500 was assigned to registered trademarks that are not subject to amortization. The remaining $2,500 of acquired intangible assets has a weighted-average useful life of approximately six years.

3.  INVENTORIES

The major components of inventory were as follows

	December 31, 2013	December 31, 2012
	Successor	Predecessor
Finished goods	$58,360	$46,820
Raw materials and supplies	29,870	27,657
Equipment	1,388	1,616
Total inventory, net	$89,618	$76,093

In connection with the MacDermid Acquisition, finished goods were marked up by $35,868 to reflect fair value. Of this amount, $23,912 was charged through the Consolidated Statement of Operations in the Successor 2013 period based on our estimated inventory turnover. The remaining portion of the mark up of $11,956 is included in finished goods at December 31, 2013.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)
4.  PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment were as follows:

	December 31, 2013	December 31, 2012
	Successor	Predecessor
Land and leasehold improvements	$31,246	$22,370
Buildings and improvements	41,118	63,979
Machinery, equipment and fixtures	63,475	98,401
	135,839	184,750
Less: accumulated depreciation	(3,900)	(89,118)
	131,939	95,632
Construction in process	7,731	4,759
Property, plant and equipment, net	$139,670	$100,391

For the Successor and Predecessor 2013 Periods, the Company recorded depreciation expense of $3,900 and $10,459, respectively. For the years ended December 31, 2012 and 2011, the Company recorded depreciation expense of $15,093 and $18,167, respectively.

5.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Performance Materials	Graphic Solutions	Total
Predecessor:
Balance, December 31, 2011	$446,101	$28,480	$474,581
Addition from acquisitions	1,940	-	1,940
Foreign currency translation and other	(289)	-	(289)
Balance, December 31, 2012	447,752	28,480	476,232
Foreign currency translation and other	(4,436)	-	(4,436)
Balance, October 31, 2013	$443,316	$28,480	$471,796

Successor:
Balance, April 23, 2013 (Inception)	-	-	-
Addition from acquisitions	766,994	226,825	993,819
Foreign currency translation and other	6,719	2,348	9,067
Balance, December 31, 2013	$773,713	$229,173	$1,002,886

The Company is in the process of completing its analysis of fair value of the assets acquired related to the MacDermid Acquisition as discussed in Note 2 and anticipates that the final assessment of values will not differ materially from the preliminary assessment.

Accumulated goodwill impairment related to the Performance Materials reporting segment recognized prior to December 31, 2011 (Predecessor) was $57,515. There was no goodwill impairment in either reporting segment in the Successor or Predecessor 2013 Periods or for the years ended December 31, 2012 and 2011, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The carrying value of indefinite-lived intangible assets other than goodwill was as follows:

	December 31, 2013	December 31, 2012
	Successor	Predecessor
Tradenames	$73,400	$58,417

Intangible assets subject to amortization were as follows:

	December 31, 2013			December 31, 2012
	Successor			Predecessor

	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value

Customer lists	$458,400	$(2,290)	$456,110	$276,480	$(119,120)	$157,360
Developed technology	155,000	(1,506)	153,494	83,760	(47,883)	35,877
Other	-	-	-	376	(258)	118
Total	$613,400	$(3,796)	$609,604	$360,616	$(167,261)	$193,355

Customer relationships have useful lives ranging from 8 to 20 years and developed technology have useful lives ranging between 7 to 10 years. This results in weighted average useful lives for customer relationships and developed technology, of approximately 16 years and 10 years, respectively, for an aggregate weighted average useful life of approximately 15 years at December 31, 2013.

For the Successor and Predecessor 2013 Periods, the Company recorded amortization expense on intangible assets of $8,878 and $22,376, respectively. For the years ended December 31, 2012 and 2011, the Predecessor recorded amortization expense on intangible assets of $27,100 and $28,578, respectively.

Estimated future amortization of intangible assets for each of the next five fiscal years from 2014 through 2018 is $53,266.

For the year ended December 31, 2011, MacDermid recorded $46,438 of impairment charges related to a write down of certain customer list intangible assets in the Performance Materials segment to their estimated fair values. This impairment charge is included in Selling, technical, general and administrative expenses in the Consolidated Statement of Operations.

6.  EQUITY COMPENSATION PLANS

On October 31, 2013, the Company’s Board of Directors approved the Platform Specialty Products Corporation 2013 Incentive Compensation Plan, and on December 16, 2013 the Board of Directors approved the Amended and Restated Platform Specialty Products Corporation 2013 Incentive Compensation Plan (the “2013 Plan”). The 2013 Plan was approved by the Board of Directors on March 6, 2014 and will be submitted to the Company’s stockholders for approval within 12 months. The purpose of the 2013 Plan is to assist the Company and its subsidiaries and other designated affiliates in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to our Company or its affiliates. The 2013 Plan is to be administered by a committee designated by the Company’s Board of Directors consisting of not less than two directors (the “Committee”); provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board of Directors may exercise any power or authority granted to the Committee under the 2013 Plan. The Committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the 2013 Plan, construe and interpret the 2013 Plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2013 Plan. The total number of common shares of our Company that may be subject to the granting of awards under the 2013 Plan is equal to 15,500,000 shares. At December 31, 2013, no shares were issued under the Plan.

On May 17, 2013, the Company issued an aggregate 250,000 option deeds to its non-founder Directors. The exercise price of each option is $11.50 and the option deeds expire in five years from the date of completion of acquisition and vest on completion of acquisition.

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing. In applying this model, the Company uses the following assumptions:

•	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

•	Expected Term: The Company determined the expected term equal to the life of the contract.

•	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method over the vesting period. The following assumptions were used:

Stock option plans
Exercise price	$11.50
Expected stock price volatility	18.49%
Risk-free rate of interest	0.37%
Expected life of options	5.0 years

Stock-based compensation expense from option deeds was approximately $247 for the period from inception (April 23, 2013) to December 31, 2013. The options vested on the date of completion of an acquisition, which was October 31, 2013 and accordingly, the total value of the options at issuance are amortized over the period from inception to October 31, 2013.

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at April 23, 2013	—

Options granted	250,000
Options exercised	—
Options forfeited	—
Options cancelled	—

Outstanding at December 31, 2013	250,000	$11.50	$—	4.4

Options vested and exercisable	250,000	$11.50	$—	4.4

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 13, 2007, the Predecessor authorized and issued 2,150,000 Class A Junior Shares (the “A Shares”) to employees who purchased both preferred and common shares of the Predecessor as part of a $7,000 management buy-in of both preferred and common shares of the Predecessor. The issuance of the A Shares was designed to compensate certain of the Predecessor’s employees for their long-term commitment to the Predecessor and, in a liquidation event, to permit employees to share in the value of equity in the Predecessor. Vesting of the A Shares occurred evenly over a five year period and required continued employment. Forfeited A Shares could be reissued at the Board of Directors’ discretion. Holders of the A Shares were not entitled to any dividends at the time that they vest, but were entitled to distributions if declared by the Board of Directors of MacDermid Holdings, LLC. Any such distributions, when declared, would be paid in the order of priority specified in the MacDermid Holdings, LLC operating agreement. The redemption value of the A Shares was based on a sliding formula which took into account the final valuation of MacDermid at a “liquidity event”, such as an initial public offering or sale of the Company. At the point of the liquidity event, the A Shares were to be liquidated in their order of priority or seniority, as compared to each of MacDermid’s debt and equity instruments. If during the liquidity event, there were not enough proceeds to redeem the Company’s debt and equity instruments with senior claims, then the A Shares would potentially have a $0 value.

The A Shares were valued at $1.00 per share for equity compensation expense purposes. The Predecessor determined the estimated fair value of the A Shares as of the date of grant based upon the issuance price of the common stock in connection with the Merger, which was determined based on various factors including the lack of liquidity of the common stock, the general and industry specific economic outlook and the relative rights of the holders of capital stock of the Predecessor and MacDermid Holdings, LLC to receive assets of the Predecessor upon a liquidation event. A key assumption in determining the value of the A Shares was that the Predecessor would attain the performance metrics required for full vesting of the B Shares described below because the number of B Shares vested at the time of any liquidation event would impact the amount of assets available for distribution to the A Shares upon such liquidation event. None of the specific terms of the A Shares, other than their vesting terms and the rights of the holders of the A Shares in a liquidation event relative to the rights of the holders of the common shares, preferred shares and B Shares, impacted the fair value of the A Shares.

As the A Shares vested, the Predecessor recorded equity based compensation expense and the number of vested A Shares reflected on the balance sheet was increased. For the ten month period ended October 31, 2013 the Predecessor recorded equity based compensation expense of $8, based upon the vesting of the A Shares. The Predecessor did not receive any funds upon the vesting of the A Shares. The total intrinsic value of A Shares exercised for the ten month period ended October 31, 2013 and the year ended 2012 was $0. As of December 31, 2012, there was $11 of unrecognized compensation cost related to the A Shares and 1,880,192 vested A Shares, respectively. In connection with the MacDermid Acquisition, the A shares liquidation value was approximately $22,063.

The following table presents the activity in the A Shares in the Predecessor 2013 Period:

A Shares:	A Shares	Weighted Average Grant Date Fair Value
Outstanding non-vested balance at December 31, 2012	18,598	$1.00
Changes during the period:
Vesting	(12,598)	1.00
Forfeited	(6,000)	1.00
Granted	-	-
Nonvested balance at October 31, 2013	-	$1.00

On April 13, 2007, the Predecessor authorized 1,620,000 B Shares for issuance. In May 2008, the Company issued 1,364,000 Class B Junior Performance Shares (“B Shares”). The B Shares carried a vesting period of one to four years as well as performance conditions when issued. The issuance of the B Shares was designed to compensate certain of the Predecessor’s employees for their long-term commitment to the Predecessor, motivate sustained increases in the Predecessor’s financial performance and, in a liquidation event, permit employees to share in the value of equity in the Predecessor.

The B Shares were modified by resolution of the Predecessor’s Board of Directors on February 28, 2011, subject to MacDermid Holdings, LLC member consent, to take into account the divestitures and acquisitions undertaken by the Company since 2007 and the difficult global economic conditions that occurred in 2009. MacDermid Holdings, LLC’s’ member consent was completed on April 4, 2011. The change resulted in the reinstatement of shares previously forfeited under the former performance metrics. As a result of the modification of the performance metrics, the Predecessor determined the estimated fair value of the B Shares as of the modification date to be $0.67 per share. The stock valuation model that the Predecessor utilized and that was used to estimate the fair value of the B Shares considered a number of factors including operating and financial performance, the lack of liquidity of the Predecessor’s common stock and the relative rights of the holders of capital stock of the Predecessor and MacDermid Holdings, LLC to receive assets of the Predecessor upon a liquidation event. The key assumptions and estimates in determining the value of the B Shares were (1) the assumption that the Predecessor would attain the modified performance metrics required for full vesting of the B Shares and (2) the estimation of the fair value of the Predecessor’s common stock on the modification date of the B Shares. None of the specific terms of the B Shares, other than their vesting terms and the rights of the holders of the B Shares in a liquidation event relative to the rights of the holders of the common shares, preferred shares and A Shares, impacted the fair value of the B Shares.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The B Shares were to vest ratably on each of March 31, 2011, 2012, 2013, 2014 and 2015 (each, a “Vesting Date”) if the Predecessor attained the modified performance metrics with respect to the calendar year immediately prior to the year of the applicable Vesting Date (a “Performance Vesting Target”), or upon a change in control. The Company met the modified performance metrics for calendar year 2011 and 2012 resulting in 20% of the B shares vesting as of March 31, 2013 and 2012.  As of December 31, 2012, there were 411,756 vested B shares.

Based on the consummation of the MacDermid Acquisition, the change in control provisions caused the B shares to fully vest at October 31, 2013. There were 1,056,640 vested B shares as of October 31, 2013. The Predecessor did not receive any funds upon the vesting of the B Shares.

In connection with the MacDermid Acquisition, the B shares liquidation value was approximately $12,317.

The following table presents the activity in the non-vested B Shares in the Predecessor 2013 Period:

B Shares:	B Shares	Weighted Average Grant Date Fair Value
Nonvested balance at December 31, 2012	653,064	$0.67
Changes during the period:
Forfeited	(8,000)	0.67
Canceled	-	-
Vested	(645,064)	0.67
Granted	-	-
Nonvested balance at October 31, 2013	-	$0.67

On January 29, 2013, the Predecessor authorized for issuance 5,000,000 Class C Junior Shares. The Class C Junior Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares (collectively, “C Shares”). The Class C-1 Junior Shares vested upon the grant date of January 29, 2013. Class C-2 Junior Shares were to vest on January 1, 2014 and the Class C-3 Junior Shares were to vest on January 1, 2015. The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares. The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings, LLC based on the estimated equity value of the Predecessor. The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings, LLC upon a change in control, liquidating event or initial public offering. Payment for the C shares required continued employment through a change in control, liquidating event, or initial public offering. The C Shares were considered liability-classified awards with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period. During the Predecessor 2013 Period, $9,030 was recognized as compensation expense related to the C Shares due to the consummation of the MacDermid Acquisition eliminating the risk that consummation of the business combination will not occur.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

The Company has multiple deferred compensation arrangements, which are described below.  The Company has defined benefit pension plans for certain domestic and foreign employees, a supplemental executive retirement plan (“SERP”) for executive officers and a post-employment benefits program for certain domestic employees.  Aggregate amounts charged to earnings for these plans by the Company for the Successor and Predecessor 2013 Periods was ($2,742) and $3,544, respectively. In connection with the MacDermid Acquisition as discussed in Note 2, certain benefits in the MacDermid, Incorporated Employees’ Pension Plan (the “Pension Plan”) were frozen resulting in a curtailment gain of $3,028 which was recorded in the Successor 2013 Period.  For the years ended December 31, 2012 and 2011, amounts charged to earnings were $3,209 and $1,873, respectively.

Domestic Defined Benefit Pension Plan

The Company has a non-contributory domestic defined benefit pension plan (“Pension Plan”), which provides retirement benefits based upon years of service and compensation levels. At December 31, 2013 and 2012, the projected benefit obligation for the Pension Plan was $131,303 and $137,078, respectively. The measurement date used to determine pension and other postretirement benefits was December 31, 2013 and 2012, at which time the minimum contribution level for the following year was determined. As the Pension Plan is overfunded as of December 31, 2013, the Company does not currently expect contributions will be required in 2014 or in each of the four years thereafter. In connection with the MacDermid Acquisition as discussed in Note 2, certain benefits in the Pension Plan were frozen resulting in a curtailment gain of $3,028 which was recorded in the Successor 2013 Period.

The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash. The corporate bond mutual funds held by the Pension Plan include primarily corporate bonds from companies from diversified industries located in the U.S. The listed stocks are investments in large-cap and mid-cap companies located in the U.S. The limited partnership funds primarily include listed stocks located in the U.S. The weighted average asset allocation of the Pension Plan was 22% equity securities, 65% limited partnership interests and managed equity funds, 9% bond mutual fund holdings and 4% cash at December 31, 2013.

An investment committee, appointed by the Board of Directors, manages Pension Plan assets in accordance with the Pension Plan’s investment policies. The investment committee meets at least four times per year to assess risk factors, rates of return, investment managers and asset allocation limitations as prescribed by the committee’s investment policy statement. Return on asset (“ROA”) assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index. In determining an assumed rate of return on plan assets, the Company considers past performance and economic forecasts for the types of investments held by the Pension Plan.

Actual pension expense and future contributions required to fund the Pension Plan will depend on future investment performance, changes in future discount rates, the level of contributions the Company makes and various other factors related to the populations participating in the Pension Plan. The Company will re-evaluate the Pension Plan’s actuarial assumptions, on an annual basis including the expected long-term rate of return on assets and discount rate, and will adjust the assumptions as necessary to ensure proper funding levels are maintained so the Pension Plan can meet its obligations as they become due.

Supplemental Executive Retirement Plan

The Company sponsors an unfunded Supplemental Executive Retirement Plan (“SERP”) that entitles certain executive officers to the difference between the benefits actually paid to them and the benefits they would have received under the Pension Plan were it not for certain restrictions imposed by the Internal Revenue Service Code, which relate to the amount of annual compensation which may be taken into account in determining benefits under the SERP.  Covered compensation under the SERP includes an employee’s annual salary and bonus.  At December 31, 2013 and 2012, the projected benefit obligation under the SERP was $6,055 and $7,276, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Foreign Pension Plans

The Company has retirement and death benefit plans (the “U.K. Pension Plan”) covering employees in the U.K. The U.K. Pension Plan is comprised of a defined benefit plan and a defined contribution plan. The defined benefit plan is closed to new entrants and, effective March 31, 2000, existing active members ceased accruing any further benefits exclusive of adjustments for an inflation factor. The defined contribution plan is structured whereby the Company contributes an amount equal to a specified percentage of each employee’s contribution up to an annual maximum contribution per participant.

The projected benefit obligation of the U.K. Pension Plan was $67,567 and, $68,564 at December 31, 2013 and 2012, respectively. The measurement date used to determine U.K. Pension Plan benefits is December 31, at which time the minimum contribution level for the following year is also determined. The Company does not anticipate making any contribution pension funding payments in each of the next five years as the U.K. Pension Plan is overfunded. The U.K. Pension Plans’ assets consist primarily of pooled funds that invest in bonds, listed stocks and property.

The weighted-average asset allocation of the U.K. Pension Plan as of December 31, 2013 was 82% pooled bond funds, 13% pooled equity funds and 5% cash. An independent trustee committee, appointed by Company management and employees participating in the U.K. Pension Plan meet to assess risk factors, rates of return, and asset allocations prescribed by the committee’s investment policy statement. In addition, an annual review is conducted to ensure that proper funding levels are maintained so the U.K. Pension Plan can meet its obligations as they become due.

The Company also has retirement and death benefit plans covering employees in Taiwan and certain former employees in Germany. The Company also has longevity plans covering employees in France. These plans are not significant, individually or in the aggregate, to the consolidated financial position, results of operations or cash flows. Information for these plans, along with the U.K. Pension Plan, is included in the tables below.

Certain other foreign subsidiaries maintain benefit plans that are consistent with statutory practices but do not meet the criteria for accounting rules under defined benefit plans under ASC 715-30 Compensation – Retirement Benefits – Defined Benefit Plans - Pensions. These benefit plans had obligation balances of $3,776 as of December 31, 2013 and $3,741 as of December 31, 2012. Of these amounts, $3,719 and $3,698, respectively, are included in Retirements Benefits with the remainder included in Other Current Liabilities on the Consolidated Balance Sheets and are excluded from the accompanying tables of pension benefits.

Domestic Defined Benefit Post-Retirement Medical and Dental Plan

The Company sponsors a defined benefit post-retirement medical and dental plan that covers all of its domestic full-time employees, hired prior to April 1, 1997, who retire after age fifty-five, with at least ten to twenty years of service (depending upon the date of hire).

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Health Care Acts”) were approved in the U.S. The Health Care Acts include several provisions that may affect a company’s postretirement benefit plans. The Company has evaluated the effects of the Health Care Acts and has concluded that there was no current impact on the Company’s domestic defined benefit post-retirement medical and dental plans.

Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits. The subsidy level is based on the date of retirement from MacDermid. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5% for those retiring prior to March 31, 1989 and 3% for those retiring after April 1, 1989. Retirees will be required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions.

The projected benefit obligation for the post-retirement plan at December 31, 2013 was comprised of 28% retirees, 42% fully eligible active participants and 30% other active participants. As described above, the annual increase in healthcare cost to the Company is subject to a defined limit of 3% or 5% for post-retirement medical benefits, based on the date of retirement; therefore, the healthcare trend rate assumption has no effect on the amounts reported.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Foreign Defined Benefit Post-Retirement Medical Plan

The Company has recorded the obligation for a government sponsored defined benefit post retirement medical plan that covers certain employees located in Brazil.  This plan was mandated by the Brazilian government in 2012 at which time the Company recorded the liability related to this plan.

Domestic Defined Benefit Post-Employment Compensation Plan

The Company sponsors a defined benefit post-employment compensation continuation plan that covers all full-time domestic employees. Employees who have completed at least six months of service, and become permanently disabled and are unable to return to work, are eligible to receive a benefit under the plan. The benefit may range from one week to a maximum of six months of compensation. The estimated ongoing after-tax annual cost is not material to the overall consolidated financial statements. The Company does not expect to make any cash contributions to the postretirement benefit plan in 2014 or in each of the four years thereafter.

The components of net periodic benefit cost of the pension, SERP and post-employment benefit plans were as follows:

	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)

Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic benefit expense:
Service cost	$698	$130	$3,595	$560	$3,647	$678	$2,982	$654
Interest cost on the projected benefit obligation	1,178	495	5,216	2,453	6,096	3,096	5,806	3,262
Expected return on plan assets	(1,576)	(714)	(6,632)	(4,088)	(7,330)	(4,478)	(7,104)	(4,314)
Amortization of prior service cost	-	-	77	-	93	-	54	-
Amortization of net loss	-	-	1,654	433	601	508	(54)	90
Plan curtailments	(3,028)	(2)	-	-	-	68	-	-
Net periodic (benefit) cost	$(2,728)	$(91)	$3,910	$(642)	$3,107	$(128)	$1,684	$(308)

	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)

Postretirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic benefit expense:
Service cost	$11	$5	$60	$35	$65	$-	$99	$-
Interest cost on the projected benefit obligation	54	6	243	31	305	-	398	-
Amortization of prior service cost	-	-	(117)	24	(140)	-	-	-
Net periodic cost (benefit)	$65	$11	$186	$90	$230	$-	$497	$-

Key assumptions used to determine the net periodic benefit expense of the pension and post-retirement benefit liabilities are as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Pension and SERP Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	4.1%	4.4%	4.2%	5.2%	4.6%	5.7%	5.1%
Rate of compensation increase	4.0%	3.3%	4.0%	3.4%	4.0%	3.4%	4.0%	3.4%
Long-term rate of return on assets	7.8%	4.9%	7.8%	6.5%	7.8%	6.5%	8.0%	7.4%

Postretirement Medical Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.0%	11.7%	4.4%	10.8%	5.2%	10.8%	5.7%	N/A
Rate of compensation increase	**	**	**	**	**	**	**	**
Long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
**Not a meaningful statistic

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows:

	For the period from inception (April 23, 2013) through December 31, 2013
	(Successor)

	Pension		Postretirement Medical Benefits
	Domestic	Foreign	Domestic	Foreign	Total

Current year actuarial gain (loss)	$5,655	$(1,851)	$(71)	$46	$3,779
Amortization of actuarial (loss) gain	-	(228)	-	-	(228)
Translation adjustment	-	(40)	-	(1)	(41)
Total recognized in other comprehensive income (loss) (pre tax)	$5,655	$(2,119)	$(71)	$45	$3,510

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	For the ten months ended October 31, 2013
	(Predecessor)

	Pension		Postretirement Medical Benefits
	Domestic	Foreign	Domestic	Foreign	Total

Current year actuarial (loss) gain	$(22,877)	$(5,307)	$(171)	$(96)	$(28,451)
Amortization of prior service cost	(77)	-	118	(23)	18
Amortization of actuarial (loss) gain	(1,654)	(433)	-	-	(2,087)
Translation adjustment	-	(360)	-	(19)	(379)
Total recognized in other comprehensive (loss) income (pre tax)	$(24,608)	$(6,100)	$(53)	$(138)	$(30,899)

	For the year ended December 31, 2012
	(Predecessor)

	Pension		Postretirement Medical Benefits
	Domestic	Foreign	Domestic	Foreign	Total

Current year actuarial (loss) gain	$(14,830)	$(1,792)	$(780)	$-	$(17,402)
Amortization of prior service cost	93	-	(139)	(364)	(410)
Amortization of actuarial (loss) gain	601	576	-	-	1,177
Translation adjustment	-	(701)	-	-	(701)
Total recognized in other comprehensive (loss) income (pre tax)	$(14,136)	$(1,917)	$(919)	$(364)	$(17,336)

The Company does not expect to recognize any accumulated other comprehensive income (loss) in net periodic benefit cost for the year ending December 31, 2014 as the amount is de-minimus.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table summarizes changes in the funded status of the Company’s pension and SERP plans:

	Pension and SERP Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Projected Benefit Obligation:
Beginning of period balance	$-	$-	$144,354	$74,996	$121,459	$67,609	$103,749	$63,323
Acquisitions	142,038	72,860	-	-	-	-	-	-
Service cost	698	130	3,595	560	3,647	678	2,982	654
Interest cost	1,179	495	5,216	2,453	6,096	3,096	5,806	3,262
Plan curtailment	(3,028)	226	-	-	-	-	-	-
Actuarial (gain)/ loss due to assumption change	(2,845)	(999)	(7,124)	1,570	15,436	3,871	9,440	4,196
Actuarial (gain)/ loss due to plan experience	10	(183)	(647)	(3,170)	1,492	530	2,582	(129)
Benefits and expenses paid	(694)	(869)	(3,356)	(2,686)	(3,776)	(3,570)	(3,544)	(3,124)
Amendments	-	-	-	-	-	-	444	-
Settlement	-	(558)	-	-	-	(347)	-	-
Translation adjustment	-	1,994	-	(863)	-	3,129	-	(573)
End of period balance	$137,358	$73,096	$142,038	$72,860	$144,354	$74,996	$121,459	$67,609

	Pension and SERP Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Fair Value of Plan Assets:
Beginning of period balance	$-	$-	$102,640	$79,639	$90,988	$68,094	$85,909	$65,209
Acquisitions	123,272	86,781	-	-	-	-	-	-
Actual return on plan assets, net of expenses	4,397	(2,317)	21,738	7,368	9,428	6,668	2,623	709
Employer contributions	-	2,478	2,250	2,729	6,000	5,086	6,000	5,260
Benefits paid	(694)	(869)	(3,356)	(2,259)	(3,776)	(3,152)	(3,544)	(2,688)
Settlement	-	(558)	-	-	-	(347)	-	-
Translation adjustment	-	2,623	-	(696)		3,290	-	(396)
End of period balance	$126,975	$88,138	$123,272	$86,781	$102,640	$79,639	$90,988	$68,094

Funded status of plan	$(10,383)	$15,042	$(18,766)	$13,921	$(41,714)	$4,643	$(30,471)	$485

The accumulated benefit obligation for all defined benefit pension plans was $191,810 and $194,183 at December 31, 2013 and 2012, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table summarizes changes in the Company’s post-retirement medical benefit obligations:

	Postretirement Medical Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Accumulated Benefit Obligation:
Beginning of period balance	$-	$-	$6,814	$364	$6,028	$-	$7,168	$-
Acquisitions	6,671	311	-	-	-	-	-	-
Service cost	11	5	60	35	65	-	99	-
Interest cost	54	6	243	31	305	-	398	-
Employee contributions	35	-	181	-	271	-	-	-
Actuarial loss/(gain) due to assumption change	79	(35)	(56)	(88)	625	-	(458)	-
Actuarial loss/(gain) due to plan experience	(8)	(11)	(115)	(7)	155	-	(2)	-
Other	-	-	-	-	-	364	-	-
Benefits and expenses paid	(90)	-	(456)	(2)	(635)	-	(435)	-
Translation adjustment	-	(23)	-	-	-	-	-	-
Amendments	-	-	-	(22)	-	-	(742)	-
End of period balance	$6,752	$253	$6,671	$311	$6,814	$364	$6,028	$-

	Postretirement Medical Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Fair Value of Plan Assets:
Beginning of period balance	$-	$-	$-	$-	$-	$-	-	$-
Employer contributions	55	-	275	2	364	-	435	-
Employee contributions	35	-	181	-	271	-	-	-
Benefits paid	(90)	-	(456)	(2)	(635)	-	(435)	-
End of period balance	$-	$-	$-	$-	$-	$-	-	$-

Funded status of plan	$(6,752)	$(253)	$(6,671)	$(311)	$(6,814)	$(364)	(6,028)	$-

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Amounts included in the Consolidated Balance Sheets consist of the following:

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Prepaid pension assets
Foreign pension	$19,107	$9,261
Total long term assets	19,107	9,261

Other current liabilities
Domestic pension	-	3,000
Total current liabilities	-	3,000

Retirement benefits, less current portion
Domestic pension & SERP	10,383	38,714
Foreign pensions	4,022	4,618
Domestic postretirement medical benefits	6,752	6,814
Foreign postretirement medical benefits	253	364
Total non-current liabilities	$21,410	$50,510

Key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
	December 31, 2013		December 31, 2012
	(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to measure benefit obligations at measurement date:
Discount rate	5.2%	4.2%	4.4%	4.2%
Rate of compensation increase	4.0%	3.3%	4.0%	3.4%

Postretirement Medical Benefits
	December 31, 2013		December 31, 2012
	(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to measure benefit obligations at measurement date:
Discount rate	5.1%	12.4%	4.7%	10.8%
Rate of compensation increase	**	**	**	**
**Not a meaningful statistic

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Amounts recognized in Accumulated other comprehensive income (loss) consist of the following:

	Pension and SERP Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net actuarial gain (loss)	$5,655	$(2,119)	$10,473	$10,824	$(35,004)	$(16,924)	$(20,775)	$(15,007)
Prior service credits (costs)	-	-	586	-	(663)	-	(756)	-
	$5,655	$(2,119)	$11,059	$10,824	$(35,667)	$(16,924)	$(21,531)	$(15,007)

	Postretirement Medical Benefits
	For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	(Successor)		(Predecessor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net actuarial (loss) gain	$(71)	$45	$124	$(93)	$295	$-	$485	$-
Prior service (costs) credits	-	-	(485)	319	(602)	364	742	-
	$(71)	$45	$(361)	$226	$(307)	$364	$1,227	$-

The major categories of assets in the Company’s various defined benefit pension plans as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor) are presented in the following tables. Assets are segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 11 - Fair Value Measurements). The Company’s domestic and foreign post-retirement plans are unfunded.

		Fair Value Measurements Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
	(Successor)
Asset Category
Domestic equities	$19,124	$19,124	$		$-
Pooled funds holding global equity securities	10,945	-		10,945	-
Pooled funds holding global fixed income securities	71,166	-		71,166	-
Mutual funds holding U.S. Treasury Securities	11,762	11,762		-	-
Mutual funds holding domestic securities	4,399	4,399		-	-
Limited partnership interests(b)	82,355	-		82,355	-
Designated benefit fund(c)	1,464	-		1,464	-
Cash and cash equivalents	13,898	13,898		-	-
Total	$215,113	$49,183		$165,930	$-

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

		Fair Value Measurements Using
	December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
	(Predecessor)
Asset Category
Domestic equities	$17,523	$17,523	$		$-
Pooled funds holding global equity securities	42,361	-		42,361	-
Pooled funds holding global fixed income securities	24,285	-		24,285	-
Pooled funds holding property in the United Kingdom(a)	5,376	-		-	5,376
Mutual funds holding U.S. Treasury Securities	11,774	11,774		-	-
Mutual funds holding domestic securities	3,005	3,005		-	-
Limited partnership interests(b)	62,356	-		62,356	-
Designated benefit fund(c)	1,815	-		1,815	-
Cash and cash equivalents	13,784	13,784		-	-
Total	$182,279	$46,086		$130,817	$5,376

(a)	This category represents investments in real estate directly held by the pooled funds.
(b)	This category represents limited partner investments with general partners that invest in equity securities.
(c)	This category includes assets held in a fund with the Bank of Taiwan as prescribed by the Taiwan government in accordance with local statutory rules.

The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed due to the following:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Predecessor)	(Predecessor)

Beginning balance	$-	$5,376	$5,298
Acquisitions	5,424
Unrealized gains relating to instruments still held in the reporting period	115	293	342
Purchases	-	-	-
Sales	(5,539)	(245)	(264)
Ending balance	$-	$5,424	$5,376

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company’s retirement plan assets are reported at fair value.  Level 1 assets include investments in publicly traded equity securities and mutual funds. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges.  Level 2 assets consist of global fixed-income securities, limited partnership interests and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings.  Plan assets that are invested in limited partnership interests and commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying fair value of investments of the fund.  Level 3 assets include investments in pooled funds holding real estate in the United Kingdom which are valued using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. Valuation estimates are supplemented by third-party appraisals on a monthly basis.

As of December 31, 2013, expected future benefit payments related to the Company’s defined benefit plans were as follows:

Year End	Domestic	Foreign	Postretirement Benefits	Total
2014	$4,514	$3,254	$398	$8,166
2015	5,671	3,338	408	9,417
2016	5,188	3,448	408	9,044
2017	5,442	3,473	421	9,336
2018	5,796	3,537	430	9,763
Thereafter	39,154	18,859	2,028	60,041
Total	$65,765	$35,909	$4,093	$105,767

8. INCOME TAXES

(Loss) income before income taxes, non-controlling interests and accrued payment-in-kind dividends on cumulative preferred shares are as follows:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Domestic (1) (2)	$(7,949)	$(74,244)	$(36,846)	$(45,363)
Foreign (1)	(193,495)	100,719	107,785	56,669
Total	$(201,444)	$26,475	$70,939	$11,306

(1) Income in the period from inception (April 23, 2013) through December 31, 2013 was impacted by costs associated with the MacDermid Acquisition.

(2) Income for the period ended October 31, 2013 was impacted by the recapitalization transaction.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Income tax (benefit) expense consisted of the following:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
U.S.:
Federal	$282	$(5,267)	$1,839	$(4,221)
State and local	52	297	473	324
Foreign	1,328	22,776	30,725	29,860
Total current	1,662	17,806	33,037	25,963
Deferred:
U.S.:
Federal	(2,049)	(3,104)	(4,937)	3,459
State and local	(313)	79	100	(615)
Foreign	(5,119)	(1,820)	(3,527)	(18,854)
Total deferred	(7,481)	(4,845)	(8,364)	(16,010)
Provision for income taxes	$(5,819)	$12,961	$24,673	$9,953

Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pretax income, as a result of the following:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%	35.0%

Taxes computed at U.S. statutory rate	$(70,505)	$9,267	$24,829	$3,957
State income taxes, net of Federal benefit	389	(2,232)	(459)	(702)
Preferred dividend valuation	60,202	-	-	-
Tax on foreign operations	396	805	(11,613)	(1,469)
Net change in reserve	(713)	(76)	5,724	(27)
Change in valuation allowances	(880)	3,635	6,915	6,674
Provision for tax on undistributed foreign earnings	752	(682)	204	(260)
Change of tax rate	-	(487)	(1,054)	(847)
Foreign exchange impact on provision	-	54	100	1,193
Non-deductible Transaction Costs	4,234	1,901	-	-
Other, net	306	776	27	1,434
Income tax (benefit) expense	$(5,819)	$12,961	$24,673	$9,953
Effective tax rate	2.89%	48.95%	34.78%	88.02%

The Company has not recognized a deferred tax liability for U.S. taxes on the undistributed earnings of certain foreign subsidiaries which have been determined to be indefinitely reinvested in those subsidiaries.  A deferred tax liability will be recognized when the Company expects to recover those earnings in a taxable transaction, such as the receipt of dividends or sale of the investment in foreign subsidiary, net of foreign tax credits.  A determination of the deferred tax liability related to the undistributed earnings of foreign subsidiaries that are indefinitely reinvested is not practical.  The undistributed earnings of those subsidiaries were $185,067 and $127,001 at December 31, 2013 and December 31, 2012, respectively.

The components of deferred income taxes at December 31, 2013 and 2012 are as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Deferred tax assets:
Accounts receivable	$1,758	$1,313
Inventory	3,272	2,414
Accrued liabilities	3,683	1,617
Employee benefits	12,166	18,910
Research and development costs	14,093	13,267
Tax credits	34,041	39,541
Net operating losses	26,681	12,783
Other	10,876	5,194
Total deferred tax assets	106,570	95,039
Valuation allowance	(22,349)	(41,446)
Total gross deferred tax assets	84,221	53,593

Deferred tax liabilities:
Plant and equipment	16,467	882
Goodwill and intangibles	178,951	73,962
Partnership basis difference	179	11,585
Undistributed foreign earnings	6,301	6,185
Other	7,627	3,409
Total gross deferred tax liabilities	209,525	96,023

Net deferred tax liability	$125,304	$42,430

The following schedule presents net current and net long-term deferred tax assets and liabilities as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Net current deferred tax asset	$10,760	$5,169
Net noncurrent deferred tax asset	2,209	1,812
	12,969	6,981

Net noncurrent deferred tax liability	138,273	49,411

Total net deferred tax liability	$125,304	$42,430

Net current deferred tax assets are included in prepaid expenses and other current assets and net noncurrent deferred tax assets are included in Other assets on the Consolidated Balance Sheets.

Valuation allowances reflect our assessment that it is more likely than not that certain deferred tax assets for state and foreign net operating losses, foreign tax credits and state tax credit carry-forwards will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. The valuation allowance for deferred tax assets was $22,349 and $41,446 at December 31, 2013 and December 31, 2012, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

At December 31, 2013, the Company had Federal, state and foreign net operating loss carry forwards of approximately $17,019, $266,640 and $11,811 respectively.  The Federal net operating loss expires in 2033. The majority of the state net operating loss carry-forwards expire between the years 2016 and 2026.  The state net operating loss carry-forwards result in a deferred tax asset of $17,609.  A valuation allowance of $15,182 has been provided against the deferred tax asset because it is more likely than not that the Company will not be able to utilize all of the state net operating losses before they expire based on the Company’s domestic operations and structure.  The foreign tax net operating loss carry-forwards expire between the years 2016 through 2030, with some being unlimited in utilization.  This results in a deferred tax asset of $3,115.  A valuation allowance of $702 has been provided against the deferred tax assets associated with certain foreign net operating loss carry-forwards because the recent results of the business units associated with the loss carry-forwards indicate that it is more likely than not that the benefits from the net operating loss carry-forwards will not be realized. A valuation allowance of $1,021 has been provided against the deferred tax asset for interest benefit recorded at a foreign subsidiary where it is more likely than not that the recognition of the benefit will not be realized.

In addition, at December 31, 2013, the Company has approximately $22,822, $6,890, $2,070 and $2,259 of foreign tax credits, research and development credits, alternative minimum tax credits and state tax credits (net of federal tax), respectively, that are available for carryforward.  These carry-forward periods range from ten years to an unlimited period of time. A valuation allowance of $3,185 and $2,259 is provided for foreign tax credits and state tax credits, respectively, that the Company believes the benefits from the credits will not be realized.

Tax Uncertainties – The following table summarizes the activity related to the Company’s unrecognized tax benefits for the Successor and Predecessor 2013 Periods and the years ended December 31, 2012 and December 31, 2011:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Unrecognized tax benefits at beginning of period	$-	$22,759	$18,833	$22,502
Additions based on current year tax positions	328	837	2,308	3,716
Additions based upon prior year tax positions (including acquired uncertain tax positions)	26,349	283	1,748	(3,881)
Reductions due to closed statutes	(1,024)	(379)	(130)	-
Reductions for settlements and payments	-	-	-	(3,504)

Total Unrecognized Tax benefits at end of period	$25,653	$23,500	$22,759	$18,833

The Company has $25,653 of total unrecognized tax benefits as of December 31, 2013, of which $25,653, if recognized, would impact the Company’s effective tax rate. The Company estimates that $618 of the total unrecognized benefits will reverse within the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense. The Company has approximately $4,245 and $3,972 accrued for interest and penalties as of December 31, 2013 and December 31, 2012, respectively. Changes in these balances are recorded in income tax expense or as a reduction of the balance for payments made. The Company made no payments in 2013.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has closed all U.S. federal tax matters for years through 2005. Federal income tax returns for 2006 through December 2013 are currently open to examination although no audits are ongoing. The Company is undergoing audits in the United Kingdom for the 2009 and 2011 tax years as well as a notification requesting that the 2008 tax year remain open for one subsidiary.

As of December 31, 2013 the following tax years remained subject to examination by the major tax jurisdiction indicated:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Major Jurisdiction	Open Years
Brazil	2008 through 2013
China	2011 through 2013
France	2010 through 2013
Germany	2009 through 2013
Italy	2008 through 2013
Japan	2012 through 2013
Netherlands	2007 through 2013
Singapore	2008 through 2013
United Kingdom	2008 through 2013
United States	2006 through 2013

9.  DEBT AND CAPITAL LEASES

The Company’s debt and capital lease obligations consisted of the following:

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Borrowings under lines of credit	$-	$-

First lien secured credit facility, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at December 31, 2013	751,225	-
Senior secured credit facility, tranche B due 2014, LIBOR plus 2.00%, weighted average interest rate of 0% and 2.29%, respectively; Credit facility paid in full June 7, 2013	-	217,656
Senior secured credit facility, tranche C due 2014, EURIBOR plus 2.25%, weighted average interest rate of 0% and 2.64%, respectively; credit facility paid in full June 7, 2013	-	147,337
Called senior subordinated notes due 2017, 9.5% interest rate; notes paid in full July 8, 2013	-	350,000
Japanese senior secured bank debt, due in 2014, weighted average interest rate of 2.40% and 1.90%, respectively, paid in full October 2013	-	4,698
Capital lease obligations	1,024	949
Total debt and capital lease obligations	752,249	720,640
Less: current portion debt and capital lease obligations	(7,958)	(26,819)
Total long-term debt and capital lease obligations	$744,291	$693,821

Minimum future principal payments on short-term debt, long-term debt and capital leases are as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Year End	Capital leases	Long-term debt	Total
2014	$408	$7,550	$7,958
2015	342	7,550	7,892
2016	186	7,550	7,736
2017	71	7,550	7,621
2018	17	7,550	7,567
Thereafter	-	713,475	713,475
Total	$1,024	$751,225	$752,249

Refinancing

On June 7, 2013, the Predecessor completed a refinancing arrangement whereby the outstanding Tranche B term loan, Tranche C term loan, revolving credit facility and senior subordinated notes payable were replaced with two new senior secured credit facilities. The new senior secured credit facilities consist of (i) a $805,000 first lien credit facility allocated between a $755,000 term loan denominated in U.S. Dollars (“first lien term loan”), a $25,000 revolving credit facility denominated in U.S. Dollars and $25,000 multi-currency revolving credit facility and (ii) a $360,000 second lien term loan credit facility denominated in U.S. Dollars (“second lien term loan”). The first lien term loan and related revolving credit facilities accrue interest at the greater of 4.00% or LIBOR plus 3.00% and has quarterly principal payments of $1,888. The revolving credit facility portion of the first lien term loan matures June 7, 2018. The first lien term loan matures June 7, 2020. The second lien term loan accrued interest at the greater of 7.75% or LIBOR plus 6.75% and matures December 7, 2020. The first lien term loan was originally issued at a discount of $1,887 and the second lien term loan was issued at a discount of $3,600. The new senior secured credit facilities are guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and are secured by the personal property now owned or hereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and also 65% of the stock of the Company’s first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms.

In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid entered into Amendment No. 1 to the First Lien Credit Agreement (the “Amended and Restated First Lien Credit Facility”) and MacDermid paid $373,000 in connection with the repayment of the $360,000 in principal on the second lien credit facility. Pursuant to the Amended and Restated First Lien Credit Facility, Platform became a co-borrower on all obligations under the $50,000 Revolving Credit Facility and the term loan (together, the “First Lien Facilities”) and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure. Otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the first lien term loan was marked to fair value by adding the original discount of $1,775 to the carrying value at the time.

During the Successor 2013 Period and Predecessor 2013 Period, interest payments of $5,105 and 12,241, respectively, were made on the first lien term loan. During each of the Successor 2013 Period and Predecessor 2013 Period, principal payments of $1,888 were made on the first lien term loan.

During the Predecessor 2013 Period, interest payments of $11,315 were made on the second lien term loan.

The Company also has letters of credit outstanding of $4,559 at December 31, 2013. The letters of credit reduce the borrowings available under the new revolving credit facility.

Predecessor Retired Senior Secured Credit Facility

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 12, 2007, the Predecessor closed three new senior secured credit facilities consisting of (i) a $360,000 tranche B term loan credit facility denominated in U.S. Dollars (“tranche B”), (ii) a $250,000 tranche C term loan credit facility denominated in Euros (“tranche C”) and (iii) a $50,000 revolving credit facility denominated in U.S. Dollars.

During the Predecessor 2013 Period, interest payments of $2,054 were made on the tranche B term loan. During the Predecessor 2013 Period, interest payments of $1,454 were made on the tranche C term loan.

During the Predecessor 2013 Period, principal payments of $217,656 were made on the tranche B term loan. The tranche B principal payments for the Predecessor 2013 Period consist of a quarterly payment of $900, excess cash flow prepayment of $10,277 and the retirement payoff of the outstanding balance of $206,479.

During the Predecessor 2013 Period, principal payments of $146,194 were made on the tranche C term loan. The principal payments for the Predecessor 2013 Period consist of a quarterly payment of $647, excess cash flow prepayment of $6,810 and the payoff of the outstanding balance of $138,737.

During the Predecessor 2013 Period, the Company recorded $1,137 of other income related to the remeasurement gain on the foreign currency denominated tranche C term loan.

During the year ended December 31, 2012, $3,600 and $5,066 of principal and interest payments, respectively, were made on the tranche B term loan and $2,606 and $3,878 of principal and interest payments, respectively, were made on the tranche C loan.

During the year ended December 31, 2011, $3,600 and $5,316 of principal and interest payments, respectively, were made on the tranche B term loan and $2,756 and $5,750 of principal and interest payments, respectively, were made on the tranche C loan.

During the year ended December 31, 2012, the Predecessor recorded $2,710 of other expense related to the remeasurement loss on the foreign currency denominated tranche C term loan.

During the year ended December 31, 2011, the Company recorded $4,736 of other income related to the remeasurement gain on the foreign denominated tranche C term loan.

In addition to scheduled repayments, the tranche B and tranche C loans contain mandatory prepayment provisions, whereby the Company was required to reduce the outstanding principal amounts of these loans based on excess cash flow (as defined in the credit agreement for the tranche B and tranche C loans) as of the most recent completed fiscal year. The Predecessor estimated mandatory excess cash flow prepayments, based upon 2012 operating results, of $10,199 on the tranche B term loan and $6,904 on the tranche C term loan. These prepayments were due by March 31, 2013 and are included in current installments of long-term obligations in the Consolidated Balance Sheet as of December 31, 2012. During the year ended December 31, 2012, the Predecessor made a mandatory excess cash flow prepayment, based on 2011 operating results, of $8,726 on the tranche B loan and $5,882 on the tranche C loan.

Predecessor Retired Revolving Credit Facility

As discussed above, on April 12, 2007, the Predecessor entered into a $50,000 revolving credit facility. In May 2012, the revolving credit facility was amended and extended; the facility was retired on June 7, 2013 as part of the refinancing.  There were no balances outstanding under the revolving credit facility on the retirement date or as of December 31, 2012. During the Predecessor 2013 Period, the Company paid commitment fees of $118 for the revolving credit facility. During the year ended December 31, 2012, the Predecessor paid commitment fees of $292 for the revolving credit facility.

The Predecessor had letters of credit outstanding of $3,874 at December 31, 2012. The letters of credit reduced the borrowings available under the revolving credit facility. Upon the retirement of this revolving credit facility, the outstanding letters of credit were reissued under the new revolving credit facility

Predecessor Senior Subordinated Notes

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 12, 2007, the Predecessor issued $350,000 of senior subordinated notes with a fixed interest rate of 9.50% at par.  As discussed above and as part of the refinance and recapitalization, the senior subordinated notes were called on June 7, 2013 and $249,519 of principal and a redemption premium of $9,357 were paid to retire the tendered senior subordinated notes.  Additionally, $105,864 of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $100,481.  Additionally, proceeds from the refinance were escrowed for a redemption premium of $3,182 on the called senior subordinated notes outstanding and accrued interest of $2,201 related to these called senior subordinated notes.  The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013.

During the Predecessor 2013 Period, the Company made interest payments of $20,049 under the senior subordinated notes. During each of the years ended December 31, 2012 and 2011, $33,250 of interest payments were made on the senior subordinated notes.

Japanese Senior Secured Bank Debt

In February 2007, the Predecessor borrowed approximately $15,000 denominated in Japanese Yen in three separate notes that were paid in full by their respective maturity dates between 2009 and 2013. In May 2007 the Predecessor borrowed an additional $7,557, denominated in Japanese Yen which was paid in full in May 2012. In September 2007, the Predecessor borrowed an additional $2,519 denominated in Japanese Yen which was paid in full in July 2013. In October 2009, the Predecessor borrowed $5,569 denominated in Japanese Yen which was paid in full in October 2013.

During the Predecessor 2013 Period, the Company made principal and interest payments of $4,179 and $50, respectively, on Japanese senior secured bank debt. During the year ended December 31, 2012, $4,624 and $144 of principal and interest payments, respectively, were made on the Japanese senior secured bank debt. During the year ended December 31, 2011, $5,935 and $245 of principal and interest payments, respectively, were made on the Japanese senior secured bank debt.

Debt Covenants

The new senior secured credit facilities contain various covenants including restrictions on liens, limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, transactions with affiliates, use of loan proceeds, capital expenditures, restricted payments, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the new revolving credit facilities requires the Company to comply with certain financial covenants, including a maximum consolidated leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures if the Company’s funding under the revolving credit facility exceeds $12,500 at the end of the fiscal quarter. As of December 31, 2013, the Company was in compliance with the debt covenants contained in the new senior secured credit facilities.

Other debt facilities

The Company carries various short-term debt facilities worldwide which are used to fund short-term cash needs.  As of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), there were no borrowings under these other debt facilities.  The Company also has various overdraft facilities available.  At December 31, 2013 (Successor) and December 31, 2012 (Predecessor), the capacity under these overdraft facilities was approximately $22,075 and $18,761, respectively.  As of December 31, 2013, the Company’s overdraft lines bore interest rates ranging from 1% to 6.25%.

10. DERIVATIVE INSTRUMENTS

In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as interest rate collars are used to manage changes in market conditions related to debt obligations. All derivatives are recognized on the consolidated balance sheets at fair value at the end of each year. The counterparty to the Company’s derivative agreements is a major international financial institution. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Interest Rates

The Predecessor entered into an interest rate collar agreement (“collar”) in June 2007 to protect against interest rate changes on its floating rate U.S. Dollar denominated debt.  The collar had a floor of 5.20% and a ceiling of 6.25%, a notional amount of $100,000 and covered the period from June 30, 2010 through June 30, 2012.

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings.  Amounts reclassified into earnings related to the interest rate collar are included in interest expense.  For the year ended December 31, 2012, $(13) was recorded as other expense in the statement of operations for hedge ineffectiveness.  For the year ended December 31, 2012, the Predecessor recorded $1,462 of unrealized gains, net of tax, to Other Comprehensive Income.

During the years ended December 31, 2012 and 2011, the Company made payments of $2,364 and $4,949, respectively,  related to the difference between the interest rate collar agreement rate of 5.20% and the actual interest rate on the Company’s floating rate U.S. Dollar denominated debt. These payments were recorded as interest expense in the Consolidated Statement of Operations.

Foreign Currency

The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, the currency in which the consolidated financial statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s Autotype subsidiary in the United Kingdom uses the British Pound Sterling (“GBP”) as its functional currency while approximately 25 percent of its revenues are denominated in U.S. Dollars. In order to protect against the risk of a strengthening GBP, the Corporate Treasury Group entered into forward contracts in 2012 and 2013, on behalf of the Autotype subsidiary to deliver U.S. dollars at a fixed GBP rate and to receive GBP in exchange for the U.S. dollar.

As of December 31, 2013, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, designated as hedges, was $9,500. The Company uses the discounted period-end forward rates methodology to determine market value of its forward contracts.

During the Successor and Predecessor 2013 Periods, $163 and $(384), respectively, of unrealized gains (losses) were recorded in other comprehensive income relating to foreign currency exchange contracts. During the Successor and Predecessor 2013 Periods, the Company recorded realized gains (losses) of $115 and $(387), respectively, in other income (expense) related to the settlement of foreign exchange contracts. During the year ended December 31, 2012, unrealized gains and (losses) of $518, net of tax, was recorded to other comprehensive income related to foreign currency hedges. During the years ended December 31, 2012 and 2011, the Predecessor recorded realized gains of $128 and $555, respectively, in other income (expense) related to the settlement of hedged foreign exchange contracts.

The following table summarizes foreign currency forward contract derivative instrument amounts as of December 31, 2013, by currency and the portion of the asset that settles within the next twelve months.

	Local Currency Amount	U.S. Dollar Amount	Percentage Settled Within One Year	Dates Contracts are Through
Derivative Assets
Great Britain Pound	£2,796	$4,500	100%	March 31, 2014
Great Britain Pound	£3,107	5,000	100%	June 30, 2014
		$9,500

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table summarizes the fair value of derivative instruments reported in the Consolidated Balance Sheets:

		December 31, 2013 U.S. Dollar Amount	December 31, 2012 U.S. Dollar Amount
Derivatives designated as hedging instruments:	Assets Balance Sheet Location	(Successor)	(Predecessor)

Foreign exchange contracts	Other current assets	$163	$336

Total derivative contracts		$163	$336

An accumulated other comprehensive pre-tax gain of $163 related to the foreign exchange contracts is expected to be reclassified into earnings by June 30, 2014.

11. FAIR VALUE MEASUREMENTS

The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market in which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.

Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

The three levels of the fair value hierarchy are as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in non-active markets; and model derived valuations whose inputs are observable or whose significant valuation drivers are observable.

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.

The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

		Fair Value Measurement Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	Successor
Asset Category
Money market accounts	$78,633	$78,633	$-	$-
Available for sale equity securities	2,302	1,470	832	-
Derivatives	163	-	163	-
Total	$81,098	$80,103	$995	$-

Liability Category
Long term contingent consideration	$34,800	$-	$-	$34,800

		Fair Value Measurement Using
	December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	Predecessor
Asset Category
Money market accounts	$110,867	$110,867	$-	$-
Available for sale equity securities	2,233	2,233	-	-
Derivatives	336	-	336	-
Total	$113,436	$113,100	$336	$-

Money market accounts are included in cash and cash equivalents in the balance sheet.  Available for sale equity securities are included in other long term assets in the balance sheet.

Nonrecurring Fair Value Measurements

In accordance with the provisions of ASC Topic 350, an indefinite lived intangible asset with a carrying amount of $4,300 in the Graphic Solutions segment was written down to its estimated fair value of $3,900, resulting in impairment charges of $400 recorded as in Selling, technical, general and administrative expenses in the Predecessor 2013 Period.

The following table presents the Company’s financial instruments, assets and liabilities that are measured at fair value on a nonrecurring basis in the Predecessor 2013 Period and for the year ended December 31, 2011. No such measurements were required in the Successor 2013 period or for the year ended December 31, 2012.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

		Fair Value Measurement Using
For the ten months ended October 31, 2013	Carrying Value Prior to Impairment Analysis	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
	Predecessor
Asset Category
Other intangible assets – Graphic Solutions	$4,300	$-	$-	$3,900	$(400)
Total	$4,300	$-	$-	$3,900	$(400)

		Fair Value Measurement Using
For the year ended December 31, 2011	Carrying Value Prior to Impairment Analysis	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Losses
	Predecessor
Asset Category
Customer list intangible assets – Performance Materials	$51,138	$-	$-	$4,700	$(46,438)
Total	$51,138	$-	$-	$4,700	$(46,438)

The following table presents the carrying value and estimated fair value of the Company’s first lien, second lien, tranche B, tranche C and Senior subordinated notes debt:

	December 31, 2013		December 31, 2012
	(Successor)		(Predecessor)
	Carrying Value	Fair Value	Carrying Value	Fair Value

First lien loan, including current portion	$751,225	$752,637	$-	$-
Tranche B, tranche C and senior subordinated notes debt outstanding, including current portion	-	-	714,993	727,589
	$751,225	$752,637	$714,993	$727,589

The carrying value of the Company’s Japanese senior secured bank debt approximates fair value as of December 31, 2012. As discussed in Note 9, this debt was paid in full in connection with the MacDermid Acquisition.

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets and liabilities:

Money market accounts - The Company invests in various money market funds which are managed by financial institutions. These money market funds are not publicly traded, but historically have been highly liquid. The fair value of the money market accounts is determined by the banks based upon the funds’ net asset values (“NAV”). All of the money market accounts currently permit daily investments and redemptions at $1.00 NAV.

Derivatives - The fair values of foreign currency derivatives were determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies.

Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

First Lien, Tranche B, Tranche C and senior subordinated notes debt– The first lien tranche B, tranche C and senior subordinated debt are measured using quoted market prices at the reporting date multiplied by the carrying amount of the related debt. Such instruments are valued using Level 2 inputs.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

 12.  STOCKHOLDERS’ EQUITY

Successor

Founder Preferred Shares

On April 25, 2013, the Company issued two preferred shares, one to each of the founder entities (“Founders”) for $20. In connection with the initial public offering on May 22, 2013, the Founders purchased an additional 1,999,998 preferred shares (“Preferred” shares or stock; no par value) for $20,000. Beginning in 2014, if the average stock price of the common shares exceeds $11.50 per share for ten consecutive trading days, which it has, the holders of the Preferred stock receive a dividend in the form of common shares equal to 20% of the appreciation of the market price of common shares issued to common shareholders in the initial offering (90,500,000 shares). In the first year a dividend is payable (if any), the dividend amount will be calculated at the end of each calendar year based on the appreciated stock price as determined above (the “Dividend Price) compared to the initial offering price of $10.00 per ordinary share. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest Dividend Price previously used in calculating the Preferred stock dividends. Dividends are paid for the term the Preferred stock is outstanding. The Preferred shares will be automatically converted into ordinary shares on a one for one basis (i) in the event of a Change of Control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following acquisition, being December 31, 2020 (extendable by our Board of Directors for three additional years). Each Preferred share is convertible into one ordinary share at the option of the holder until December 31, 2020 and has certain voting rights.  During the Successor 2013 Period, the Company recognized a non-cash charge related to the fair value of the preferred dividend rights of $172,006. The fair value of the preferred dividend rights was measured based on significant inputs not observable in the market (Level 3 inputs).  Key assumptions included the fair value of the common stock and an assumption of volatility.  The fair value was calculated using a Monte-Carlo simulation.

Ordinary Shares

In connection with the initial offering on May 22, 2013, the Company issued 88,500,000 common shares (no par value) for gross proceeds of $885,000. Also, on May 22, 2013, the Company issued an aggregate of 29,500 common shares to non-founder directors for $10.00 per share. Each common share has voting rights and winding-up rights.

Each of the 2,000,000 Preferred shares, 88,500,000 Common shares issued with the initial offering as well as the 29,500 Common shares issued to the non-founder directors was issued with a warrant (90,529,500 warrants in aggregate), entitling the holder of each warrant to purchase one-third of common shares with a strike price of $11.50 per common share. Each warrant is exercisable until three years from the date of an acquisition, unless mandatorily redeemed by the Company. The warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a common share exceed $18.00 for 10 consecutive trading days.

In order to fund a portion of the cash consideration for the MacDermid Acquisition, the Company conducted an offer to issue common shares of the Company in exchange for $10.50 and 3 warrants, up to a maximum of half of the warrants outstanding (the Warrant Exchange Offer”) in which 40,386,840 warrants and $141,354 in cash were exchanged in return for the issuance of 13,462,280 common shares. In conjunction with the Warrant Exchange Offer not being fully subscribed, the Company issued 380,952 shares at $10.50 per share to the Founders and issued 190,476 shares each to two of its independent directors at $10.50 per share.

During the fourth quarter of 2013, the Company issued 818,257 common shares in connection with the exercise of 1,399,998 warrants and issuances of common stock to employees and consultants. At December 31, 2013, there were 48,742,662 warrants outstanding.

Non-Controlling Interest

In connection with the MacDermid Acquisition, approximately $97,500 was raised in new equity consisting of shares of a wholly owned subsidiary of Platform that may be exchanged for shares of Platform at a rate of 25% per year over a four year period. This equity is classified as a non-controlling interest on the Consolidated Balance Sheets at December 31, 2013 and will continue to be until such time as it is exchanged for Platform ordinary common shares. As the holders of this equity have a 6.76% interest in PDH, approximately $1,434 of net loss has been allocated to them as included in the Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Predecessor

The Company had previously issued 50,000,000 shares at $1.00 par value per share of common share prior to the MacDermid Acquisition. As of December 31, 2012, there were 49,582,936 common shares outstanding.

The Company also issued 316,000 preferred shares at $1,000 original cost per share. The preferred shares accrued a 9% cumulative payment in kind dividend compounded quarterly. At December 31, 2012, the amount of the cumulative payment in kind dividend was $209,027. At December 31, 2012, there were 315,144 preferred shares outstanding. The preferred shares were not redeemable and had no voting rights, covenants or restrictions. Upon the liquidation of the Company, the preferred shares would first receive, to the extent funds are available, proceeds equal to the payment in kind dividend then the unreturned preferred share original cost, which was $1,000 per share. Then, the holders of the common shares will receive the unreturned common share original issue cost, which was $1.00 per share. The holders of the common shares and junior Class A and B shares shall be entitled to receive the remaining portion of the proceeds from liquidation. Based on the MacDermid Acquisition described in Note 2, the respective shareholders were paid in accordance with these terms.

Accumulated other comprehensive (loss) income consisted of the following:

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Foreign currency translation adjustments	$12,855	$3,317
Pension and postretirement benefit plans, net of tax	1,784	(33,908)
Foreign currency hedges - derivative valuation, net of tax	100	217
Avaialble for sale securities, net of tax	40	104
Accumulated other comprehensive income (loss)	$14,779	$(30,270)

13.  EARNINGS PER SHARE

A computation of the weighted average shares outstanding for the Successor 2013 Period follows. No such computation is necessary for the Predecessor 2013 Period or for the years ended December 31, 2012 and 2011.

(in thousands)	2013
Weighted average shares outstanding:
Basic	92,563
Convertible securities	-	1
Diluted	92,563

1	No share adjustments are included in the dilutive weighted average shares outstanding computation as the Successor 2013 Period resulted in a net loss.

At December 31, 2013, the portion of 16,247,554 outstanding common shares convertible from the 48,742,662 outstanding warrants, accounted for under the treasury stock method, have been excluded from the computation of diluted earnings per share as the effect would be antidilutive.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

14.  OPERATING LEASE COMMITMENTS

The Company leases certain land, office space, warehouse space and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2047. Total rental expense for leases for the Successor and Predecessor 2013 Periods was $1,458 and $9,142, respectively. Total rental expense for leases for the years ended December 31, 2012 and 2011 was $9,700 and $10,224, respectively. The fixed operating lease commitments detailed below assume that the Company continues the leases through their initial lease terms.

Minimum future non-cancelable operating lease commitments are as follows:

2014	$7,449
2015	4,970
2016	3,625
2017	2,900
2018	2,482
Thereafter	17,295
$38,721

15.  OTHER (EXPENSE) INCOME, NET

The major components of other (expense) income, net are as follows:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Other income:
Remeasurement gain on foreign currency denominated debt	$-	$1,137	$-	$4,093
Remeasurement gain on foreign currency denominated intercompany loans	-	-	8,430	5,063
Other, net	190	93	521	986
Total other income	$190	$1,230	$8,951	$10,142

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Other expense:
Remeasurement loss on foreign currency denominated debt	$-	$-	$(2,728)	$-
Foreign exchange loss, net	(630)	(1,380)	(1,050)	(208)
Other, net	-	(407)	(192)	(522)
Total other expense	(630)	(1,787)	(3,970)	(730)

Net other (expense) income	$(440)	$(557)	$4,981	$9,412

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

16. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

Asset Retirement Obligations

The Company has recognized asset retirement obligations (“AROs”) for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. At December 31, 2013 (Successor) and December 31, 2012 (Predecessor), the Company has accrued $4,765 and $2,283, respectively, for its AROs at sites in the U.S., Europe and Japan.  The AROs are included in the other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012. Changes in the Company’s AROs for the Successor and Predecessor 2013 Periods  are as follows:

Successor:
Balance, April 23, 2013 (inception)	$-
Acquisitions	2,206
Additional obligations incurred	2,558
Accretion expense	31
Foreign currency adjustments	(30)
Balance, December 31, 2013	$4,765

Predecessor:
Balance, December 31, 2012	$2,283
Settlements	(96)
Accretion expense	117
Foreign currency adjustments	(98)
Balance, October 31, 2013	$2,206

Changes in the Company’s AROs for the years ended December 31, 2012 and 2011, respectively, are as follows:

Predecessor:
Balance, December 31, 2011	$2,497
Additional obligations incurred	100
Settlements	(259)
Accretion expense	227
Revisions	(200)
Foreign currency adjustments	(82)
Balance, December 31, 2012	$2,283

Predecessor:
Balance, December 31, 2010	$2,283
Accretion expense	170
Foreign currency adjustments	44
Balance, December 31, 2011	$2,497

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Environmental

The Company is a manufacturer and distributor of specialty chemical products, and is exposed to claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials.  The Company is subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties.  The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations.  Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated.  As of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), $2,896 and $2,142, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs.  The Company’s management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor) would not be material to the consolidated financial position, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the normal course of its business. MacDermid believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2013 (Successor) and December 31, 2012 (Predecessor), the Company has reserved approximately $2,881 and $1,041, respectively, for its outstanding legal proceedings.

17.  RELATED PARTY TRANSACTIONS

For the Predecessor 2013 Period, the Company paid management fees of $7,515 to Court Square Capital Partners II LP (“Court Square” or “CSC”), an investor. For the years ended December 31, 2012 and 2011, the Predecessor paid management fees of $305 and $509, respectively, to Court Square. Three of MacDermid’s board members prior to the MacDermid Acquisition were employees of Court Square. The significant increase in management fees paid compared to the year ended December 31, 2012 was due to a final payment made to CSC in connection with the consummation of the MacDermid Acquisition and per the terms of the Management Agreement.

For the Predecessor 2013 Period, the Company paid management fees to Weston Presidio, an investor, of $1,723. For the years ended December 31, 2012 and 2011, the Predecessor paid management fees to Weston Presidio of $116 and $70, respectively.

On August 26, 2013, MacDermid loaned $275 to an officer in exchange for a promissory note bearing interest atPrime plus 1% per annum. As collateral, the note was secured by real estate owned by the officer. The principal amount of the loan and the accrued interest was repaid in full on October 31, 2013.

On October 31, 2013, in order to complete the MacDermid Acquisition, Platform advanced $33,268 to MacDermid representing the portion of the cash consideration required to purchase the equity held by MacDermid employee shares in connection with the MacDermid Acquisition. Also in conjunction with closing of the MacDermid Acquisition, Platform paid $5,028 of interest on the first and second lien credit facilities on MacDermid’s behalf.

Immediately prior to the closing of the MacDermid Acquisition, each holder of a portion of MacDermid Holdings not owned by Platform (each, a “Retaining Holder”), including certain officers of MacDermid, executed a Retaining Holder Securityholders’ Agreement (a “RHSA”) with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of common stock of Platform’s subsidiary Platform Delaware Holdings, Inc. (the “PDH Common Stock”), at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation (the “CLP”), and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the Closing Date (the “CPP”) as discussed further in Note 2. Immediately prior to the closing of the MacDermid Acquisition, members of MacDermid management and certain affiliates, including certain officers of MacDermid, contributed all or a portion of their MacDermid Holdings interests to Tartan Holdings, LLC, a newly-formed Delaware limited liability company (“Tartan”), and Tartan agreed to receive the PDH Common Stock in exchange for such MacDermid Holdings equity interests. The resulting noncontrolling interest percentage for the Retaining Holders was 6.76%.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On October 31, 2013, the Company entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors. Under this agreement, Mariposa Capital, LLC will provide certain advisory services. In connection with these services, Mariposa Capital, LLC will be entitled to receive an annual fee equal to $2,000, payable in quarterly installments. This agreement will expire on October 31, 2014 but will be automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of its directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be. The Company paid $440 during 2013 under this agreement.

On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square Capital Management, L.P. (“Pershing Square”), the beneficial owner of approximately 31.0% of the Company’s outstanding shares. Those shares were acquired by Pershing Square in the Offering and the Warrant Exchange Offer. Pursuant to the agreement, for so long as any of the included funds managed by Pershing Square holds any Platform shares, the Company agreed to cooperate with such holders’ reasonable requests to facilitate any proposed sale of shares by the requesting holder(s) in accordance with the provisions of Rule 144 promulgated under the Securities Act or any successor rule (“Rule 144”), including, without limitation, by complying with the current public information requirements of Rule 144 and providing opinions of counsel, to the extent required. Additionally, the Company agreed that promptly after becoming eligible to utilize a Form S-3 registration statement, the Company will file with the SEC a registration statement on Form S-3 registering (among other securities) the resale of the Company shares held by the holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after its filing. The Company’s obligations under the registration rights agreement shall terminate on the earlier of (i) the date on which all of a holder’s shares have been sold, and (ii) the date on which all of a holder’s shares may be sold pursuant to Rule 144 without volume or other restrictions.

18.  RESTRUCTURING ACTIVITIES

The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions. The Predecessor implemented certain restructuring actions which were intended to better align the Company’s manufacturing capacity, eliminate excess capacity by lowering operating costs, and streamline the organizational structure for improved long-term profitability. The restructuring actions consist of facility consolidations and closures and employee terminations. The Company expects to incur incremental manufacturing costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. The restructuring plans initiated in 2013 primarily related to the consolidation of manufacturing processes which affected a manufacturing facility in the Graphic Solutions segment.

During the Successor 2013 Period and the Predecessor 2013 Period, the Company recorded $762 and $3,636, respectively, of restructuring expense primarily relating to the elimination of certain positions in both the Graphic Solutions the Performance Materials segments. As of December 31, 2013, the Company has accrued restructuring costs of $2,029 that are anticipated to be paid out in the next twelve months.

During the year ended December 31, 2012, the Company recorded $292 of restructuring expense primarily relating to the elimination of certain positions in the Performance Materials Europe reporting unit.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The activity in the restructuring liabilities was as follows:

		For the Successor 2013 Period
Successor	Balance, November 1, 2013	Charges to Expense	Cash Payments	Non-cash Adjustments	Total Costs and Adjustments	Balance, December 31, 2013
Graphic Solutions:
Severance and other benefits	$666	$-	$-	$33	$33	$699
Total Graphics Solutions	666	-	-	33	33	699

Performance Materials:
Severance and other benefits	1,671	762	(1,117)	14	(341)	1,330
Total Performance Materials	1,671	762	(1,117)	14	(341)	1,330

Total restructuring liability	$2,337	$762	$(1,117)	$47	$(308)	$2,029

		For the Predecessor 2013 Period
Predecessor	Balance, December 31, 2012	Charges to Expense	Cash Payments	Non-cash Adjustments	Total Costs and Adjustments	Balance, October 31, 2013
Graphic Solutions:
Severance and other benefits	$-	$2,159	$(1,493)	$-	$666	$666
Total Graphics Solutions	-	2,159	(1,493)	-	666	666

Performance Materials:
Severance and other benefits	632	1,477	(458)	20	1,039	1,671
Total Performance Materials	632	1,477	(458)	20	1,039	1,671

Total restructuring liability	$632	$3,636	$(1,951)	$20	$1,705	$2,337

		For the year ended December 31, 2012
Predecessor	Balance, December 31, 2011	Charges to Expense	Cash Payments	Non-cash Adjustments	Total Costs and Adjustments	Balance, December 31, 2012
Graphic Solutions:
Severance and other benefits	$20	$67	$(87)	$-	$(20)	$-
Total Graphics Solutions	20	67	(87)	-	(20)	-

Performance Materials:
Severance and other benefits	1,012	396	(814)	22	(396)	616
Other	215	(171)	(28)	-	(199)	16
Total Performance Materials	1,227	225	(842)	22	(595)	632

Total restructuring liability	$1,247	$292	$(929)	$22	$(615)	$632

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

19.  SEGMENT INFORMATION

The Company’s operations are organized into two reportable segments: Performance Materials and Graphic Solutions. The segments represent businesses for which separate financial information is utilized by the chief operating decision maker (the “CODM”) for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president who report to the CODM.

The Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries. Its products include surface and coating materials and water-based hydraulic control fluids. In conjunction with the sale of these products, we provide extensive technical service and support to ensure superior performance of their application. Within the Performance Materials segment, the Company has two primary categories of products. Industrial products are materials used to improve the performance or look of a component of an industrial part or process. Electronic products are materials used to manufacture and improve the performance of circuit boards and similar electronic items.

The Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. The Company evaluates the performance of its operating segments based on net sales and operating profit. Operating profit for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating profit for each segment includes an allocation of corporate costs such as corporate salary and wages, equity compensation expense and legal costs.

Segment assets include cash, prepaid expenses, receivables, inventories, capital assets, goodwill, intangible assets, deferred taxes and other long term assets. Segment assets exclude corporate assets, which consist primarily of cash and cash equivalents, corporate property, plant and equipment, goodwill and other intangible assets.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Net Sales:
Performance Materials	$92,671	$481,823	$559,520	$568,578
Graphic Solutions	25,568	145,889	171,700	160,195
Consolidated net sales	118,239	627,712	731,220	728,773

Depreciation and amortization:
Performance Materials	9,698	26,520	33,965	37,827
Graphic Solutions	3,080	6,315	8,228	8,918
Consolidated depreciation and amortization	12,778	32,835	42,193	46,745

Operating (loss) profit:
Performance Materials	(109,043)	73,588	82,101	30,331
Graphic Solutions	(86,589)	18,161	32,996	25,617
Consolidated operating (loss) profit	$(195,632)	$91,749	$115,097	$55,948

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Total assets by reportable segment as of December 31, 2013 (Successor) and December 31, 2012 (Predecessor) were as follows:

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Performance Materials	$1,260,840	$665,354
Graphic Solutions	803,446	421,402
Corporate/ Unallocated	177,602	147,161
Total consolidated assets	$2,241,888	$1,233,917

The following tables provide information for those countries that represent 10 percent or more of net sales and long-lived assets:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Net Sales*:
United States	$31,506	$176,390	$205,567	$187,480

Foreign Net Sales:
United Kingdom	17,756	93,395	115,160	113,129
China	13,524	64,179	66,294	72,763
Other countries	55,453	293,748	344,199	355,401
Total Foreign Net Sales	86,733	451,322	525,653	541,293
Total consolidated net sales	$118,239	$627,712	$731,220	$728,773

* Net sales are attributed to countries based on the country which generates the sale.

	December 31, 2013	December 31, 2012
	(Successor)	(Predecessor)

Long lived assets, net (1):
United States	$57,267	$39,818

Foreign countries
United Kingdom	30,649	21,463
Italy	13,687	14,266
China	17,162	8,766
Other countries	20,905	16,078
	82,403	60,573
Total long lived assets, net	$139,670	$100,391

(1)Long-lived assets represent property, plant and equipment, net.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table shows the Company's external party sales by product for the periods presented:

	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Performance Materials
Industrial Group	$67,807	$353,397	$411,091	$409,251
Electronics Group	24,864	128,426	148,429	159,327
	92,671	481,823	559,520	568,578

Graphic Solutions	25,568	145,889	171,700	160,195
Total consolidated net sales	$118,239	$627,712	$731,220	$728,773

20.  SUBSEQUENT EVENTS

In connection with the MacDermid Acquisition, the Company agreed to apply to list its shares on the New York Stock Exchange and to change its jurisdiction of incorporation from the British Virgin Islands to Delaware. The Company filed a registration statement on Form S-4 with the Securities and Exchange Commission to effect these changes. The registration statement was declared effective on January 22, 2014 and on that same date the Company changed its jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”). On January 23, 2014, the Company’s common stock began trading on the New York Stock Exchange under the ticker symbol “PAH.” On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the MacDermid Savings Plan, the Company acquired the remaining approximately 3% of the MacDermid Plan Shares not already held by MacDermid Holdings. In connection with the closing of the transactions contemplated by the Exchange Agreement, Platform issued to the fiduciaries of the MacDermid Savings Plan, for the benefit of the individual Plan participants, an aggregate of approximately $2,600 in cash and 1,670,386 shares of the Company’s common stock in exchange for all remaining outstanding equity interests of MacDermid, Incorporated owned by the Plan.

In connection with the Domestication, (i) each ordinary share of the Company that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of common stock of the Company, (ii) outstanding options, warrants and other rights to acquire ordinary shares became options, warrants or rights to acquire the corresponding shares of common stock of the Company, and (iii) each Founder Preferred Share that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of Series A Preferred Stock of the Company. The Series A Preferred Stock will be automatically converted into shares of Common Stock on a one-for-one basis upon the occurrence of certain events.

As of March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. The Company fixed April 3, 2014 as the date of the mandatory redemption of the warrants, and accordingly, on or after that date, holders of warrants will have no further rights with regard to such warrants except to receive $0.01 per warrant. As of March 26, 2014, there were 4,573,602 warrants outstanding and 119,969,706 common shares outstanding. If all warrants are exercised, an additional 1,524,534 common shares would be issued at a price of $11.50 per share.

In March 2014, the initial target trading price relating to the stock trading price component of the contingent consideration arrangement discussed in Note 2 was achieved. As a result, the Company will adjust the fair value of the long-term contingent consideration accordingly in the first quarter of 2014.

The Company has evaluated subsequent events through the date of the filing of this Annual Report. There were no events or transactions during this evaluation that require recognition or disclosure in the financial statements.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

21.  SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

	Successor
		2013
(in thousands, except per share amounts)	Period from Inception (April 23, 2013) to June 30, 2013	Third Quarter	Fourth Quarter (b)

Net sales	$-	$-	$118,239
Gross profit	-	-	35,652
Net (loss) income attributable to common shareholders	(80)	(4,710)	(189,432)
Basic earnings (loss) per share (a)	-	(0.05)	(2.05)
Diluted earnings (loss) per share (a)	-	(0.05)	(2.05)

	Predecessor
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)

Net sales	$182,132	$189,992	$188,433	$67,155
Gross profit	93,314	96,541	98,972	34,010
Net income (loss) attributable to MacDermid, Inc.	15,248	(5,855)	14,497	(10,671)
Basic earnings (loss) per share (a)	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share (a)	n/a	n/a	n/a	n/a

	Predecessor
	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$182,195	$186,203	$180,427	$182,395
Gross profit	86,311	90,289	89,686	88,768
Net income (loss) attributable to MacDermid, Inc.	4,887	25,533	10,012	5,545
Basic earnings (loss) per share (a)	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share (a)	n/a	n/a	n/a	n/a

(a)
Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period. As MacDermid was not a Registrant prior to the Successor 2013 Period, no earnings per share data is presented;

(b)	Platform's fourth quarter includes the results of MacDermid from November 1, 2013 through December 31, 2013;
(c)	MacDermid's fourth quarter includes results from October 1, 2013 through October 31, 2013.

Schedule II

Platform Specialty Products Corporation

Valuation and Qualifying Accounts and Reserves
(in thousands)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other (2)	Balance at end of period
Reserves against accounts receivable (1):
Successor
April 23, 2013 (Inception) to December 31, 2013)	$-	$(285)	$586	$(10,414)	$(10,113)

Predecessor
December 31, 2012 to October 31, 2013	(8,831)	(2,077)	555	(51)	(10,404)
December 31, 2011 to December 31, 2012	(8,730)	(1,694)	1,736	(143)	(8,831)
December 31, 2010 to December 31, 2011	(8,179)	(1,995)	1,278	166	(8,730)

Valuation allowances against deferred tax assets:
Successor
April 23, 2013 (Inception) to December 31, 2013)	-	880	-	(23,229)	$(22,349)

Predecessor
December 31, 2012 to October 31, 2013	(41,446)	(3,634)	-	-	(45,080)
December 31, 2011 to December 31, 2012	(34,531)	(6,915)	-	-	(41,446)
December 31, 2010 to December 31, 2011	$(27,858)	$(6,673)	$-	$-	$(34,531)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of the opening balance sheet as a result of the MacDermid Acquisition.