Form 10-Q
period 2014-03-31
Platform Specialty Products Corp
filed 2014-05-07
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Yes  ☒      No  ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	May 2, 2014
Common Stock, par value $0.01 per share	121,491,080 shares

Part I.   Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	Successor	Predecessor

Net sales	$183,726	$182,132
Cost of sales	99,504	88,818
Gross profit	84,222	93,314

Operating expenses:
Selling, technical, general and administrative	74,032	55,980
Research and development	6,198	5,952
Restructuring	-	1,606
Total operating expenses	80,230	63,538

Operating profit	3,992	29,776

Other (expense) income:
Interest, net	(7,742)	(11,718)
Other (expense) income, net	(89)	3,587
	(7,831)	(8,131)

(Loss) income before income taxes, non-controlling interests and accrued payment-in-kind dividends on cumulative preferred shares	(3,839)	21,645
Income tax provision	(2,109)	(6,308)
Net (loss) income	(5,948)	15,337
Net income attributable to the non-controlling interests	(1,469)	(89)
Net (loss) income attributable to common shareholders	(7,417)	15,248
Accrued payment-in-kind dividend on cumulative preferred shares	-	(11,794)
Net (loss) income attributable to common shares	$(7,417)	$3,454

Earnings (loss) per share
Basic	$(0.07)	n/a
Diluted	$(0.07)	n/a

Weighted average shares outstanding (In thousands)
Basic	107,160	n/a
Diluted	107,160	n/a

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	Successor	Predecessor

Net (loss) income	$(5,948)	$15,337

Other comprehensive (loss) income, before tax
Foreign currency translation adjustments	(9,276)	(16,524)
Unrealized (loss) gain on available for sale securities	(52)	145
Derivative financial instruments revaluation	15	(780)
Total other comprehensive loss, before tax	(9,313)	(17,159)
Income tax benefit on comprehensive loss	18	222
Other comprehensive loss, net of tax	(9,295)	(16,937)
Comprehensive income attributable to the non-controlling interests	(1,465)	(57)
Comprehensive loss attributable to common shareholders	$(16,708)	$(1,657)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash & cash equivalents	$316,604	$123,040
Accounts receivable, net of allowance for doubtful accounts of $10,242 and $10,113 at March 31, 2014 and December 31, 2013, respectively	141,384	140,525
Inventories	79,870	89,618
Prepaid expenses & other current assets	21,347	30,056
Total current assets	559,205	383,239

Property, plant & equipment, net	135,743	139,670
Goodwill	1,001,748	1,002,886
Intangible assets, net	665,577	683,004
Other assets	31,957	33,089
Total assets	$2,394,230	$2,241,888

Liabilities & Stockholders' Equity
Accounts payable	54,230	56,156
Accrued salaries, wages and employee benefits	13,426	22,656
Current installments of long-term debt	7,911	7,958
Accrued income taxes payable	4,656	6,610
Accrued expenses and other current liabilities	26,903	26,040
Total current liabilities	107,126	119,420

Long-term debt	742,327	744,291
Long-term retirement benefits, less current portion	21,532	25,129
Long-term deferred income taxes	135,287	138,273
Long-term contingent consideration	47,800	34,800
Other long-term liabilities	36,127	30,387
Total liabilities	1,090,199	1,092,300

Commitments and contingencies (Note 13)
Redeemable 401(k) plan interest	-	20,972

Stockholders' Equity
Preferred shares (2,000,000 designated as Series A), 5,000,000 shares authorized, 2,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	20	-
Common shares, $0.01 par value (effective January 23, 2014), 200,000,000 shares authorized, 120,239,236 and 103,571,941 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,182	-
Additional paid-in capital	1,401,673	1,212,038
Accumulated deficit	(201,639)	(194,222)
Accumulated other comprehensive income	5,484	14,779
Total stockholders equity	1,206,720	1,032,595
Non-controlling interests	97,311	96,021
Total equity	1,304,031	1,128,616

Total liabilities, redeemable 401(k) plan interest and stockholders' equity	$2,394,230	$2,241,888

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	Successor	Predecessor

Cash flows from operating activities:
Net (loss) income	$(5,948)	$15,337
Adjustments to reconcile net (loss) income from operations to net cash flows provided by operating activities:
Depreciation and amortization	16,890	9,887
Non-cash fair value adjustment to contingent consideration	13,000	-
Manufacturer's profit in inventory adjustment	11,956	-
Other, net	(2,132)	625

Changes in assets & liabilities, net of acquisitions:
Accounts receivable	(1,035)	(4,328)
Inventories	(1,886)	(5,758)
Accrued expenses	(7,945)	7,179
Other assets and liabilities	(1,835)	174
Net cash flows provided by operating activities	21,065	23,116

Cash flows from investing activities:
Capital expenditures, net	(2,025)	(1,331)
Acquisition of business, net	5,941	-
Other, net	(1,114)	(1,290)
Net cash flows provided by (used in) investing activities	2,802	(2,621)

Cash flows from financing activities:
Repayments of borrowings	(2,013)	(19,868)
Proceeds from issuance of common stock, net	172,463	-
Other, net	(191)	(156)
Net cash flows provided by (used in) financing activities	170,259	(20,024)

Effect of exchange rate changes on cash and cash equivalents	(562)	(781)

Net increase (decrease) in cash and cash equivalents	193,564	(310)

Cash and cash equivalents at beginning of period	123,040	143,351
Cash and cash equivalents at end of period	$316,604	$143,041

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
 (Unaudited)

1. BASIS OF PRESENTATION

Platform Specialty Products Corporation and its subsidiaries (“Platform,” the “Company,” “we” or “us”) (formerly named Platform Acquisition Holdings Limited) is a global producer of high-technology specialty chemical products and provider of technical services and currently operates through its indirect subsidiary, MacDermid, Incorporated (“MacDermid” or the “Predecessor”).  Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013. Until its acquisition of MacDermid on October 31, 2013, the Company had neither engaged in any operations nor generated any income. As such, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies. The Company selected December 31 as its fiscal year end.

On October 31, 2013, Platform indirectly acquired substantially all of the equity of, MacDermid Holdings, LLC (“MacDermid Holdings”), which owned approximately 97% of MacDermid (the “MacDermid Acquisition”). As a result, Platform became a holding company for the MacDermid business.  We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan (the “MacDermid Savings Plan”).  Concurrently with the closing of the MacDermid Acquisition, we changed our name to Platform Specialty Products Corporation. On January 22, 2014, we changed our jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”) and on January 23, 2014, our shares of common stock, par value $0.01 per share (“Common Stock”) began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PAH”.

        The accompanying unaudited condensed consolidated interim financial statements and information included herein are for the Company as of March 31, 2014 and December 31, 2013 and for the period from January 1, 2014 through March 31, 2014 (the “Successor Period”), and for MacDermid for the period from January 1, 2013 through March 31, 2013 (the “Predecessor Period”), which preceeded the consummation of the MacDermid Acquisition.  These unaudited condensed consolidated interim financial statements and related information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair statement of the results for the interim period but are not necessarily indicative of the results of operations for the full fiscal year 2014 or any future period. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

Out of period adjustment - During the period ended March 31, 2014, the Company identified a prior period adjustment totaling approximately $4 million related to foreign currency translation adjustments to goodwill, intangible assets and deferred tax liabilities which was corrected within the current quarter and had no impact to net income in 2013. Management has determined these out of period correcting adjustments are not material to the prior period financial statements and has therefore recorded them in the three months ended March 31, 2014.

In March 2013, the Financial Accounting Standards Board (the “FASB”)  issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (a consensus of the FASB Emerging Issues Task Force)” which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. The adoption of this new ASU did not have a material impact on our consolidated financial position, results of operations or cash flows in the Successor Period.

2.  ACQUISITIONS OF BUSINESSES

MacDermid Acquisition

On October 31, 2013, the Company completed the MacDermid Acquisition. The total consideration paid in connection with the MacDermid Acquisition and the acquisition of the approximately 3% of MacDermid equity interests (the “MacDermid Plan Shares”) not already held by MacDermid Holdings was approximately $1,800,000 (including the assumption of approximately $754,200 of indebtedness), plus (i) up to $100,000 of contingent consideration tied to achievement of EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation. As a result of a favorable adjustment to the preliminary estimated working capital factored into the purchase price, the Company received a payment of approximately $8,540 in January 2014 which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The fair value of contingent consideration was measured based on significant inputs not observable in the market, which are considered to be Level 3 inputs under the ASC 820 fair value hierarchy (see Note 10). Key assumptions included in the fair value calculation of the EBITDA related earnout include a discount rate of approximately 2% and expected future value of payments of $60,000 calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Key assumptions included in the fair value calculation of the stock price related earnout include the fair value of Common Stock and an assumption of volatility.  The stock price related earnout was calculated using a Monte Carlo simulation.  At the inception of the MacDermid Acquisition, the fair value of the contingent payments was $35,500. As of March 31, 2014 and December 31, 2013, the fair value of the contingent consideration was $47,800 and $34,800, respectively, which was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets. The $13,000 increase in fair value during the three months ended March 31, 2014, which is recorded in “Selling, technical, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations, was primarily due to the first target of the stock trading price metric being achieved.

The excess of the cost of the MacDermid Acquisition over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill. None of the goodwill recorded in connection with the MacDermid Acquisition is expected to be deductible for tax purposes. As the Company completes its purchase price allocation, it is anticipated that additional adjustments may be recorded relating to the valuations of certain assets, various opening balance sheet contingencies and income tax matters. The Company anticipates that it will complete its purchase price allocation in the second quarter of 2014.  The finalization of the Company's purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed, which the Company does not expect to be material. Based on this preliminary fair valuation, the purchase price was allocated as follows:

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

Certain sellers of MacDermid exchanged their equity in MacDermid for equity in a wholly owned subsidiary, Platform Delaware Holdings, Inc. (“PDH”), and a proportionate share of the contingent consideration described above and an interest in certain MacDermid pending litigation (referred to as “Retaining MacDermid Holdings”).  This 6.76% ownership has been accounted for as a non-controlling interest in the Company’s financial statements.  The holders of the Retaining MacDermid Holdings can exchange their shares for Platform common stock beginning on November 1, 2014 up to 25% a year at their election.  Potential shares of Common Stock issuable upon the exchange are 8,900,000.  This equity is classified as a “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Upon the closing of the MacDermid Acquisition, the MacDermid Savings Plan retained a 3% interest in MacDermid. The fair value of the obligation to purchase these shares of $20,972 was recorded as a redeemable 401(k) interest in the mezzanine section of the Consolidated Balance Sheets at December 31, 2013 since it could be settled in either cash or stock. On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the MacDermid Savings Plan, the Company acquired the remaining approximately 3% of the MacDermid Plan Shares for approximately $2,600 in cash (which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s Common Stock.

As the Company’s inception date was April 23, 2013, no pro-forma financial disclosures are necessary as all of the results of operations of MacDermid are included in the Successor and Predecessor Periods.

Other

During the quarter ended March 31, 2012, MacDermid acquired 95% of the stock of a specialty chemical business in Brazil for a total purchase price of $8,900. This business was acquired to complement the service and product offerings within Brazil and its balance sheet and results of operations have been integrated into the Performance Materials segment. During the first quarter of 2014, the remaining $1,114 purchase price was paid.

3.  INVENTORIES

The major components of inventory were as follows

	March 31, 2014	December 31, 2013
Finished goods	$48,072	$58,360
Raw materials and supplies	29,736	29,870
Equipment	2,062	1,388
Total inventory, net	$79,870	$89,618

In connection with the MacDermid Acquisition, the fair value assessment of inventory resulted in an increase to finished goods of $35,868 consisting of $23,992 charged through earnings in the prior year and $11,956 charged through the Condensed Consolidated Statement of Operations in the three months ended March 31, 2014 based on our estimated inventory turnover.

4.  PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment were as follows:

	March 31, 2014	December 31, 2013
Land and leasehold improvements	$29,848	$31,246
Buildings and improvements	39,969	41,118
Machinery, equipment and fixtures	64,518	63,475
	134,335	135,839
Less: accumulated depreciation	(7,473)	(3,900)
	126,862	131,939
Construction in process	8,881	7,731
Property, plant and equipment, net	$135,743	$139,670

For the Successor and Predecessor Periods, the Company recorded depreciation expense of $3,573 and $3,152, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

5.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Performance Materials	Graphic Solutions	Total

Balance, December 31, 2013	$773,713	$229,173	$1,002,886
Acquisition adjustments	3,453	-	3,453
Foreign currency translation and other	(4,129)	(462)	(4,591)
Balance, March 31, 2014	$773,037	$228,711	$1,001,748

The carrying value of indefinite-lived intangible assets other than goodwill which consist solely of tradenames was $73,400 at both March 31, 2014 and December 31, 2013.

Intangible assets subject to amortization were as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value

Customer lists	$458,400	$(14,992)	$443,408	$458,400	$(2,290)	$456,110
Developed technology	155,000	(6,231)	148,769	155,000	(1,506)	153,494
Total	$613,400	$(21,223)	$592,177	$613,400	$(3,796)	$609,604

Customer relationships have useful lives ranging from 8 to 20 years and developed technology have useful lives ranging between 7 to 10 years. This results in weighted average useful lives for customer relationships and developed technology, of approximately 16 years and 10 years, respectively, for an aggregate weighted average useful life of approximately 15 years at March 31, 2014.

For the Successor and Predecessor Periods, the Company recorded amortization expense on intangible assets of $13,317 and $6,735, respectively.

6.  EQUITY COMPENSATION PLANS

On October 31, 2013, the Company’s Board of Directors approved the Platform Specialty Products Corporation 2013 Incentive Compensation Plan, and on December 16, 2013 the Board of Directors approved the Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”), which will be submitted to the Company’s stockholders for approval within 12 months. The purpose of the 2013 Plan is to assist the Company and its subsidiaries and other designated affiliates in attracting, motivating, retaining and rewarding high-quality executives and other employees, officers, directors, consultants and other persons who provide services to our Company or its affiliates. The 2013 Plan is to be administered by a committee designated by the Company’s Board of Directors consisting of not less than two directors (the “Committee”); provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board of Directors may exercise any power or authority granted to the Committee under the 2013 Plan. The Committee is authorized to select eligible persons to receive awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the 2013 Plan, construe and interpret the 2013 Plan and award agreements, and correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the Committee may deem necessary or advisable for the administration of the 2013 Plan. The total number of shares of Common Stock of our Company that may be subject to the granting of awards under the 2013 Plan is equal to 15,500,000 shares.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The Company has granted 329,823 restricted stock units with a maximum value of $7,100 pending approval of the Amended and Restated Incentive Compensation Plan at the annual shareholders meeting. There was no compensation expense associated with these awards for the three months ended March 31, 2014 as an accounting grant date will be established upon approval. The Company also granted 9,242 restricted stock units to directors of the Company that will vest upon approval of the Amended and Restated Incentive Compensation Plan at the annual shareholders meeting. Compensation expense associated with these awards was not material for the three months ended March 31, 2014.

Effective March 6, 2014, the Board of Directors adopted the Company’s 2014 Employee Stock Purchase Plan (the “ESPP”), subject to approval by our stockholders within 12 months. If stockholder approval is not obtained, then the ESPP and any grants made thereunder will immediately terminate and be null and void. The purpose of the ESPP is (i) to provide eligible employees of the Company and participating companies (as defined in the ESPP) who wish to become stockholders of Platform a convenient method of doing so, (ii) to encourage employees to work in the best interests of Platform’s stockholders, (iii) to support recruitment and retention of qualified employees, and (iv) to provide employees an advantageous means of accumulating long-term investments. The Board of Directors approved a maximum of 5,178,815 shares of the Company’s Common Stock, to be reserved and made available for issuance under the ESPP. As of March 31, 2014, no shares have been issued under the ESPP.

On April 13, 2007, the Predecessor authorized and issued 2,150,000 Class A Junior Shares (the “A Shares”) to employees who purchased both preferred and common shares of the Predecessor as part of a $7,000 management buy-in of both preferred and common shares of the Predecessor (the “Merger”). Vesting of the A Shares occurred evenly over a five year period and required continued employment. Forfeited A Shares could be reissued at the Board of Directors’ discretion. Holders of the A Shares were not entitled to any dividends at the time that they vest, but were entitled to distributions if declared by the Board of Directors of MacDermid Holdings. Any such distributions, when declared, would be paid in the order of priority specified in the MacDermid Holdings operating agreement. The redemption value of the A Shares was based on a sliding formula which took into account the final valuation of MacDermid at a “liquidity event”, such as an initial public offering or sale of MacDermid. At the point of the liquidity event, the A Shares were to be liquidated in their order of priority or seniority, as compared to each of MacDermid’s debt and equity instruments. If during the liquidity event, there were not enough proceeds to redeem MacDermid’s debt and equity instruments with senior claims, then the A Shares would potentially have a $0 value.

The A Shares were valued at $1.00 per share for equity compensation expense purposes based upon the issuance price of the common stock in connection with the Merger, which was determined based on various factors including the lack of liquidity of the common stock, the general and industry specific economic outlook and the relative rights of the holders of capital stock of the Predecessor and MacDermid Holdings to receive assets of the Predecessor upon a liquidation event. A key assumption in determining the value of the A Shares was that the Predecessor would attain the performance metrics required for full vesting of the B Shares described below because the number of B Shares vested at the time of any liquidation event would impact the amount of assets available for distribution to the A Shares upon such liquidation event.

As the A Shares vested, the Predecessor recorded equity based compensation expense and the number of vested A Shares reflected on the balance sheet was increased. For the three months ended March 31, 2013 the Predecessor recorded equity based compensation expense of $3, based upon the vesting of the A Shares. The total intrinsic value of A Shares exercised for the three month period ended March 31, 2013 was $0.

On April 13, 2007, the Predecessor authorized 1,620,000 B Shares for issuance. In May 2008, the Company issued 1,364,000 Class B Junior Performance Shares (“B Shares”). The B Shares carried a vesting period of one to four years as well as performance conditions when issued.

The B Shares were modified by resolution of the Predecessor’s Board of Directors on February 28, 2011, subject to MacDermid Holdings member consent, to take into account the divestitures and acquisitions undertaken by MacDermid since 2007 and the difficult global economic conditions that occurred in 2009. MacDermid Holdings member consent was completed on April 4, 2011. The change resulted in the reinstatement of shares previously forfeited under the former performance metrics. As a result of the modification of the performance metrics, the Predecessor determined the estimated fair value of the B Shares as of the modification date to be $0.67 per share. The stock valuation model that the Predecessor utilized and that was used to estimate the fair value of the B Shares considered a number of factors including operating and financial performance, the lack of liquidity of the Predecessor’s common stock and the relative rights of the holders of capital stock of the Predecessor and MacDermid Holdings to receive assets of the Predecessor upon a liquidation event. The key assumptions and estimates in determining the value of the B Shares were (1) the assumption that the Predecessor would attain the modified performance metrics required for full vesting of the B Shares and (2) the estimation of the fair value of the Predecessor’s common stock on the modification date of the B Shares. None of the specific terms of the B Shares, other than their vesting terms and the rights of the holders of the B Shares in a liquidation event relative to the rights of the holders of the common shares, preferred shares and A Shares, impacted the fair value of the B Shares.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The B Shares were to vest ratably on each of March 31, 2011, 2012, 2013, 2014 and 2015 (each, a “Vesting Date”) if the Predecessor attained the modified performance metrics with respect to the calendar year immediately prior to the year of the applicable Vesting Date (a “Performance Vesting Target”), or upon a change in control. MacDermid met the modified performance metrics for calendar year 2012 resulting in 20% of the B shares vesting as of March 31, 2013.

During the three months ended March 31, 2013, $36 was recognized as equity compensation expense was recorded related to the B Shares. Compensation expense related to the B Shares is recorded when the Company’s management concludes that the achievement of the performance condition contained in the B Shares is probable.

On January 29, 2013, the Predecessor authorized for issuance 5,000,000 Class C Junior Shares. The Class C Junior Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares (collectively, “C Shares”). The Class C-1 Junior Shares vested upon the grant date of January 29, 2013. Class C-2 Junior Shares were to vest on January 1, 2014 and the Class C-3 Junior Shares were to vest on January 1, 2015. The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares. The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings based on the estimated equity value of the Predecessor. The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings upon a change in control, liquidating event or initial public offering. Payment for the C shares required continued employment through a change in control, liquidating event, or initial public offering. The C Shares were considered liability-classified awards with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period. During the Predecessor Period no compensation expense was recognized related to the C Shares as a change in control, liquidating event or initial public offering related to the Company (as defined in the MacDermid Holdings operating agreement) was not probable.  The estimated fair value of the Class C Shares (all tranches) was approximately $9,030 at March 31, 2013.

7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

The components of net periodic pension and postretirement benefit costs for the Successor and Predecessor Periods are as follows:

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	(Successor)		(Predecessor)

Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$-	$208	$1,078	$174
Interest cost on the projected benefit obligation	1,728	755	1,565	768
Expected return on plan assets	(2,433)	(898)	(2,005)	(1,283)
Amortization of prior service cost	-	-	23	-
Amortization of net loss	-	-	505	135
Net periodic (benefit) cost	$(705)	$65	$1,166	$(206)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	(Successor)		(Predecessor)

Postretirement Benefits:	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$14	$7	$18	$11
Interest cost on the projected benefit obligation	83	8	73	10
Amortization of prior service cost	-	-	(35)	7
Net periodic cost	$97	$15	$56	$28

No service cost was recognized in the Successor Period, or will be in future periods, as benefits in the domestic pension plan were frozen in connection with the MacDermid Acquisition.

8. DEBT

The Company’s debt consisted of the following:

	March 31, 2014	December 31, 2013
Borrowings under lines of credit	$-	$-

First lien secured credit facility, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at March 31, 2014	749,338	751,225
Other	900	1,024
Total debt	750,238	752,249
Less: current portion debt	(7,911)	(7,958)
Total long-term debt	$742,327	$744,291

Refinancing

On June 7, 2013, the Predecessor completed a refinancing arrangement whereby the outstanding Tranche B term loan, Tranche C term loan, revolving credit facility and senior subordinated notes payable were replaced with two new senior secured credit facilities (the “Refinancing”).  The new senior secured credit facilities consist of (i) a $805,000 first lien credit facility allocated between a $755,000 term loan denominated in U.S. Dollars (“first lien term loan”), a $25,000 revolving credit facility denominated in U.S. Dollars and $25,000 multi-currency revolving credit facility and (ii) a $360,000 second lien term loan credit facility denominated in U.S. Dollars (“second lien term loan”).  The first lien term loan and related revolving credit facilities accrue interest at the greater of 4.00% or LIBOR plus 3.00% and has quarterly principal payments of $1,888.  The revolving credit facility portion of the first lien term loan matures June 7, 2018.  The first lien term loan matures June 7, 2020.  The second lien term loan accrued interest at the greater of 7.75% or LIBOR plus 6.75% and matures December 7, 2020.  The first lien term loan was originally issued at a discount of $1,887 and the second lien term loan was issued at a discount of $3,600.  The new senior secured credit facilities are guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and are secured by the personal property now owned or hereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and also 65% of the stock of MacDermid Holdings’ first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid entered into Amendment No. 1 to the First Lien Credit Agreement (the “Amended and Restated First Lien Credit Facility”) and MacDermid paid $373,000 in connection with the repayment of the $360,000 in principal on the second lien credit facility and $13,000 in early termination fees and accrued and unpaid interest. Pursuant to the Amended and Restated First Lien Credit Facility, Platform became a co-borrower on all obligations under the $50,000 Revolving Credit Facility and the term loan (together, the “First Lien Facilities”) and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure. Otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the first lien term loan was marked to fair value by adding the original discount of $1,775 to the carrying value at the time.

During the three months ended March 31, 2014, principal and interest payments of $1,888 and $7,512, respectively, were made on the first lien term loan.

The Company also has letters of credit outstanding of $3,774 at March 31, 2014.  The letters of credit reduce the borrowings available under the new revolving credit facility.

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

During the Predecessor Period, principal and interest payments of $900 and $1,158, respectively, were made on the tranche B term loan.  During the Predecessor Period, principal and interest payments of $647 and $824, respectively, were made on the tranche C term loan.

During the Predecessor Period, the Company recorded $3,823 of other income related to the remeasurement gain on the foreign currency denominated tranche C term loan.

In addition to scheduled repayments, the tranche B and tranche C loans contained mandatory prepayment provisions, whereby the Company was required to reduce the outstanding principal amounts of these loans based on excess cash flow (as defined in the credit agreement for the tranche B and tranche C loans) as of the most recent completed fiscal year. During the three months ended March 31, 2013, the Predecessor made a mandatory excess cash flow prepayment, based upon 2012 operating results, of $10,277 on the tranche B term loan and $6,810 on the tranche C term loan.

Predecessor Retired Revolving Credit Facility

As discussed above, on April 12, 2007, the Predecessor entered into a $50,000 revolving credit facility. In May 2012, the revolving credit facility was amended and extended; the facility was retired on June 7, 2013 as part of the Refinancing.  There were no balances outstanding under the revolving credit facility on the retirement date. During the Predecessor Period, the Company paid commitment fees of $57 for the revolving credit facility.

Predecessor Senior Subordinated Notes

On April 12, 2007, the Predecessor issued $350,000 of senior subordinated notes with a fixed interest rate of 9.50% at par.  As discussed above and as part of the Refinancing, the senior subordinated notes were called on June 7, 2013 and $249,519 of principal and a redemption premium of $9,357 were paid to retire the tendered senior subordinated notes.  Additionally, $105,864 of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $100,481.  Additionally, proceeds from the refinance were escrowed for a redemption premium of $3,182 on the called senior subordinated notes outstanding and accrued interest of $2,201 related to these called senior subordinated notes.  The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013. During the Predecessor Period, no principal or interest payments were made on the senior subordinated notes.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

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

During the Predecessor Period, the Company made principal and interest payments of $1,120 and $27, respectively, on Japanese senior secured bank debt.

Debt Covenants

The senior secured credit facilities contain various covenants including restrictions on liens, limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, transactions with affiliates, use of loan proceeds, capital expenditures, restricted payments, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the new revolving credit facilities requires the Company to comply with certain financial covenants, including a maximum consolidated leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures if the Company’s funding under the revolving credit facility exceeds $12,500 at the end of the fiscal quarter. As of March 31, 2014, the Company was in compliance with the debt covenants contained in the new senior secured credit facilities.

Other debt facilities

The Company carries various short-term debt facilities worldwide which are used to fund short-term cash needs.  As of March 31, 2014 and December 31, 2013, there were no borrowings under these other debt facilities.  The Company also has various overdraft facilities available.  At March 31, 2014 and December 31, 2013, the capacity under these overdraft facilities was approximately $20,529 and $22,075, respectively.  As of March 31, 2014, the Company’s overdraft lines bore interest rates ranging from 1% to 6.25%.

9. DERIVATIVE INSTRUMENTS

In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange rate hedges are used to manage changes in market conditions related to foreign currency exchange rate volatility. All derivatives are recognized on the consolidated balance sheets at fair value at the end of each period. The counterparty to the Company’s derivative agreements is a major international financial institution. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

Foreign Currency

The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, the currency in which the Company’s consolidated financial statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s Autotype subsidiary in the United Kingdom uses the British Pound Sterling (“GBP”) as its functional currency while approximately 25 percent of its revenues are denominated in U.S. Dollars. In order to protect against the risk of a strengthening GBP, the Corporate Treasury Group entered into forward contracts in 2013, on behalf of the Autotype subsidiary to deliver U.S. dollars at a fixed GBP rate and to receive GBP in exchange for the U.S. dollar.

As of March 31, 2014, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, designated as hedges, was $5,000. The Company uses the discounted period-end forward rates methodology to determine market value of its forward contracts.

During the three months ended March 31, 2014 and 2013, $15 and $(780), respectively, of unrealized gains (losses) were recorded in other comprehensive income relating to foreign currency exchange contracts.  During the three months ended March 31, 2014 and 2013, the Company recorded realized gains (losses) of $159 and $(223), respectively, in other income (expense) related to the settlement of foreign exchange contracts.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes foreign currency forward contract derivative instrument amounts as of March 31, 2014, by currency and the portion of the asset that settles within the next twelve months.

	Local Currency Amount	U.S. Dollar Amount	Percentage Settled Within One Year	Dates Contracts are Through
Derivative Assets
Great Britain Pound	£3,107	$5,000	100%	June 30, 2014

The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

		March 31, 2014 U.S. Dollar Amount	December 31, 2013 U.S. Dollar Amount
Derivatives designated as hedging instruments:	Assets Balance Sheet Location

Foreign exchange contracts	Other current assets	$178	$163

Total derivative contracts		$178	$163

10. FAIR VALUE MEASUREMENTS

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
	March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$80,621	$80,621	$-	$-
Available for sale equity securities	2,264	1,399	865	-
Derivatives	178	-	178	-
Total	$83,063	$82,020	$1,043	$-

Liability Category
Long term contingent consideration	$47,800	$-	$-	$47,800

		Fair Value Measurement Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$78,633	$78,633	$-	$-
Available for sale equity securities	2,302	1,470	832	-
Derivatives	163	-	163	-
Total	$81,098	$80,103	$995	$-

Liability Category
Long term contingent consideration	$34,800	$-	$-	$34,800

Money market accounts are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.  Available for sale equity securities are included in other long term assets in the Condensed Consolidated Balance Sheets.

Nonrecurring Fair Value Measurements

The following table presents the carrying value and estimated fair value of the Company’s first lien credit facility:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

First lien credit facility, including current portion	$749,338	$750,649	$751,225	$752,637

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Derivatives - The fair values of foreign currency derivatives were determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies.

Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

First Lien credit facility– The first lien credit facility is measured using quoted market prices at the reporting date multiplied by the carrying amount of the related debt. Such instruments are valued using Level 2 inputs.

 11.  STOCKHOLDERS’ EQUITY

Successor

Founder Preferred Shares

On April 25, 2013, the Company issued two preferred shares, one to each of the Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd, our founder entities (collectively, the “Founders”), for $20.0. In connection with the initial public offering on May 22, 2013, the Founders purchased an additional 1,999,998 preferred shares (“Preferred” shares or stock; no par value) for $20,000. Beginning in 2014, if the average stock price of our shares of Common Stock exceeds $11.50 per share for ten consecutive trading days, which it has, the holders of the Preferred stock receive a dividend in the form of shares of Common Stock equal to 20% of the appreciation of the market price of common shares issued to common shareholders in the initial offering multiplied by total initial offering shares (90,500,000 shares). In the first year a dividend is payable (if any), the dividend amount will be calculated at the calendar year-end based on the appreciated stock price as determined above (the “Dividend Price) compared to the initial offering price of $10.00 per ordinary share. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest Dividend Price previously used in calculating the Preferred stock dividends. Dividends are paid for the term the Preferred stock is outstanding. The Preferred shares will be automatically converted into ordinary shares on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (extendable by the Board of Directors for three additional years). Each Preferred share is convertible into one ordinary share of Common Stock at the option of the holder until December 31, 2020 and has certain voting rights.  No shares were issued or dividends paid in the Successor Period.

Common Shares

In connection with the initial public offering on May 22, 2013, the Company issued 88,500,000 common shares (no par value) for gross proceeds of $885,000. Also, on May 22, 2013, the Company issued an aggregate of 29,500 common shares to non-founder directors for $10.00 per share. Each common share has voting rights and winding-up rights.

Each of the 2,000,000 Preferred shares, 88,500,000 common shares issued in connection with the initial public offering as well as the 29,500 common shares issued to the non-founder directors was issued with a warrant (90,529,500 warrants in aggregate), entitling the holder of each warrant to purchase one-third of common shares with a strike price of $11.50 per common share. Each warrant was exercisable until three years from the date of an acquisition, unless mandatorily redeemed by the Company. The warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a common share exceed $18.00 for 10 consecutive trading days.

In connection with the MacDermid Acquisition, the Company agreed to apply to list its shares on the New York Stock Exchange and to change its jurisdiction of incorporation from the British Virgin Islands to Delaware.  The Company filed a registration statement on Form S-4 with the SEC to effect these changes.  The registration statement was declared effective on January 22, 2014 and on that same date the Company completed its Domestication. On January 23, 2014, the Company’s Common Stock began trading on the New York Stock Exchange under the ticker symbol “PAH.” On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the MacDermid Savings Plan, the Company acquired the remaining approximately 3% of the MacDermid Plan Shares for approximately $2,600 in cash (which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s Common Stock.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In connection with the Domestication, (i) each ordinary share of the Company that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of Common Stock (par value $0.01) of the Company, (ii) outstanding options, warrants and other rights to acquire ordinary shares became options, warrants or rights to acquire the corresponding shares of Common Stock of the Company, and (iii)  each Founder Preferred share that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of Series A Preferred Stock of the Company.  In order to fund a portion of the cash consideration for the MacDermid Acquisition in November 2013, the Company conducted an offer to issue shares of Common Stock of the Company in exchange for $10.50 and 3 warrants, up to a maximum of half of the warrants outstanding (the Warrant Exchange Offer”) in which 40,386,840 warrants (representing $141,354 in cash) were exercised and 13,462,280 underlying shares of Common Stock were issued.  In conjunction with the Warrant Exchange Offer not being fully subscribed, on November 13, 2013, the Company issued 380,952 shares at $10.50 per share to the Founders and issued 190,476 shares each to two of its independent directors at $10.50 per share.

As of March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. The Company fixed April 3, 2014 as the date of the mandatory redemption of the warrants, and accordingly, on or after that date, holders of warrants had no further rights with regard to such warrants except to receive $0.01 per warrant. Subsequent to March 31, 2014, an additional 3,755,232 warrants were exercised for 1,251,744 common shares resulting in proceeds to the Company of $14,395. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.

During the three months ended March 31, 2014, the Company issued 14,996,909 shares of Common Stock in connection with the exercise of a total of 44,978,850 warrants and issuances of shares of Common Stock to employees. At March 31, 2014, there were 3,763,812 warrants outstanding.

Non-Controlling Interest

In connection with the MacDermid Acquisition, certain sellers elected to receive shares of common stock of Platform’s subsidiary PDH (the “PDH Common Stock”) representing approximately $97,500, which may be exchanged for shares of Platform’s Common Stock at a rate of 25% per year over a four year period. Such PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 and will continue to be until such time as it is exchanged for Platform’s Common Stock. As the holders of PDH Common Stock have a 6.76% interest in PDH, approximately $1,314 of net income has been allocated to them for the three months ended March 31, 2014 and is included in the accompanying Condensed Consolidated Statements of Operations.

A reconciliation of consolidated changes in equity for the three months ended March 31, 2014 (Successor) and March 31, 2013 (Predecessor) is as follows:

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity

Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212,038	$(194,222)	$14,779	$1,032,595	$96,021	$1,128,616
Impact of Domestication	-	20	-	1,016	(1,036)	-	-	-	-	-
Issuance of 3,959 common shares @ $11.00 per share on January 5, 2014	-	-	3,959	-	44	-	-	44	-	44
Exercise of warrants for 14,992,950 common shares @ $11.50 per share	-	-	14,992,950	150	172,269	-	-	172,419	-	172,419
Issuance of 1,670,386 common shares @$11.00 per share in connection with 401(k) Exchange Agreement	-	-	1,670,386	16	18,358	-	-	18,374	-	18,374
Net (loss) income	-	-	-	-	-	(7,417)	-	(7,417)	1,469	(5,948)
Foreign currency translation adjustments	-	-	-	-	-	-	(9,276)	(9,276)	(5)	(9,281)
Pension and postretirement plans, tax benefit of $11	-	-	-	-	-	-	11	11	-	11
Derivatives valuation, net of tax expense of $11	-	-	-	-	-	-	4	4	-	4
Unrealized gain on available for sale equity securities, net of tax benefit of $18	-	-	-	-	-	-	(34)	(34)	-	(34)
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	-	(174)	(174)
Balance at March 31, 2014	2,000,000	$20	120,239,236	$1,182	$1,401,673	$(201,639)	$5,484	$1,206,720	$97,311	$1,304,031

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Predecessor
	Series A Preferred Shares	Common Shares	Additional Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total Stockholders' Equity	Non- controlling interest	Total equity (deficit)
Balance at December 31, 2012	$525,027	$50,000	$2,318	$(273,086)	$(30,270)	$(1,264)	$272,725	$(288)	$272,437
Net income	-	-	-	15,248	-	-	15,248	89	15,337
Equity compensation	-	-	39	-	-	-	39	-	39
Accrual of paid in kind dividend on cumulative preferred shares	11,794	-	-	(11,794)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(16,524)	-	(16,524)	(32)	(16,556)
Derivatives valuation, net of tax benefit of $273	-	-	-	-	(507)	-	(507)	-	(507)
Unrealized loss on available for sale equity securities, net of tax expense of $51	-	-	-	-	94	-	94	-	94
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	(173)	(173)
Contribution from non-controlling interest	-	-	-	-	-	-	-	17	17
Balance at March 31, 2013	$536,821	$50,000	$2,357	$(269,632)	$(47,207)	$(1,264)	$271,075	$(387)	$270,688

12.  EARNINGS PER SHARE

         A computation of the weighted average shares outstanding for the Successor Period follows. No such computation is necessary for the Predecessor Period.

(in thousands)	Three months ended March 31, 2014
Weighted average shares outstanding:
Basic	107,160
Convertible securities	-	1
Diluted	107,160

1 No share adjustments are included in the dilutive weighted average shares outstanding computation as the three months ended March 31, 2014 resulted in a net loss.

At March 31, 2014, weighted average warrants to purchase 4.5 million shares of the Company’s common stock, were outstanding during the three months ended March 31, 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average options to purchase 0.1 million shares of the Company’s common stock, were outstanding during the three months ended March 31, 2014, but were not included in the computation of diluted shares as the effect would be anti-dilutive.

The number of shares contingently issuable for the contingent consideration during the three months ended March 31, 2014 was 0.5 million, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  The number of shares contingently issuable for the founder preferred share dividend right during the three months ended March 31, 2014 was 8.8 million, but were not included in the computation of diluted shares as the effect would be anti-dilutive.

The number of shares issuable upon conversion of the PDH non-controlling interest and founder preferred shares was 8.8 million and 2.0 million, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive.  Weighted average shares issuable upon conversion of the 401k exchange rights were 1.1 million, but were not included in the computation of diluted shares as the effect would be anti-dilutive.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

13. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

Asset Retirement Obligations

The Company has recognized asset retirement obligations (“AROs”) for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. At March 31, 2014 and December 31, 2013, the Company has accrued $4,864 and $4,765, respectively, for its AROs at sites in the U.S., Europe and Japan.  The AROs are included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013.

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of March 31, 2014 and December 31, 2013, $2,816 and $2,896, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs.  Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of March 31, 2014 and December 31, 2013 would not be material to the Company’s consolidated financial position, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the normal course of its business. Management believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2014 and December 31, 2013, the Company has reserved approximately $3,708 and $2,881, respectively, for its outstanding legal proceedings.

14. INCOME TAXES

The tax impact of the year to date fair value adjustment to the long term contingent consideration liability was fully recorded in the interim period as a reliable estimate of the full year adjustment could not be reasonably made.

15.  RELATED PARTY TRANSACTIONS

Immediately prior to the closing of the MacDermid Acquisition, each holder of a portion of MacDermid Holdings not owned by Platform (each, a “Retaining Holder”), including certain officers of MacDermid, executed a Retaining Holder Securityholders’ Agreement (a “RHSA”) with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for PDH Common Stock of Platform’s subsidiary PDH, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the Closing Date as discussed further in Note 2. Immediately prior to the closing of the MacDermid Acquisition, members of MacDermid management and certain affiliates, including certain officers of MacDermid, contributed all or a portion of their MacDermid Holdings interests to Tartan Holdings, LLC, a newly-formed Delaware limited liability company (“Tartan”), and Tartan agreed to receive the PDH Common Stock in exchange for such MacDermid Holdings equity interests. The resulting noncontrolling interest percentage for the Retaining Holders was 6.76%.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

On October 31, 2013, the Company entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors. Under this agreement, Mariposa Capital, LLC will provide certain advisory services. In connection with these services, Mariposa Capital, LLC will be entitled to receive an annual fee equal to $2,000, payable in quarterly installments. This agreement will expire on October 31, 2014 but will be automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of its directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be. Advisory fees paid to Mariposa for the three months ended March 31, 2014 were $500.

On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square Capital Management, L.P. (“Pershing Square”), the beneficial owner of approximately 31.0% of the Company’s outstanding shares. Those shares were acquired by Pershing Square in the initial public offering and the Warrant Exchange Offer. Pursuant to the agreement, for so long as any of the included funds managed by Pershing Square holds any Platform shares, the Company agreed to cooperate with such holders’ reasonable requests to facilitate any proposed sale of shares by the requesting holder(s) in accordance with the provisions of Rule 144 or any successor rule (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including, without limitation, by complying with the current public information requirements of Rule 144 and providing opinions of counsel, to the extent required. Additionally, the Company agreed that promptly after becoming eligible to utilize a Form S-3 registration statement, the Company will file with the SEC a registration statement on Form S-3 registering (among other securities) the resale of the Company shares held by the holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after its filing. The Company’s obligations under the registration rights agreement shall terminate on the earlier of (i) the date on which all of a holder’s shares have been sold, and (ii) the date on which all of a holder’s shares may be sold pursuant to Rule 144 without volume or other restrictions.

For the Predecessor Period, the Company paid management fees of $102 to Court Square Capital Partners II LP (“Court Square”), an investor.  Three of MacDermid’s board members prior to the MacDermid Acquisition were employees of Court Square.

For the Predecessor Period, the Company paid management fees to Weston Presidio, an investor, of $23.

16.  RESTRUCTURING ACTIVITIES

The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.  The Predecessor implemented certain restructuring actions which were intended to better align the Company’s manufacturing capacity, eliminate excess capacity by lowering operating costs, and streamline the organizational structure for improved long-term profitability. The restructuring actions consist of facility consolidations and closures and employee terminations.  The Company expects to incur incremental manufacturing costs at the operating locations impacted by the restructuring actions during the related restructuring implementation period. The restructuring plans initiated in the three months ended March 31, 2013 primarily related to the consolidation of manufacturing processes which affected a manufacturing facility in the Graphic Solutions segment.

During the three months ended March 31, 2013, the Company recorded $1,606 of restructuring expense primarily relating to the elimination of certain positions in both the Graphic Solutions and the Performance Materials segments.  There were no restructuring charges recorded for the three months ended March 31, 2014. As of March 31, 2014, the Company has accrued restructuring costs of $1,311 that are anticipated to be paid out in the next twelve months.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The activity in the restructuring liabilities for the three months ended March 31, 2014 (Successor) and 2013 (Predecessor) was as follows:

		For the Successor Period
Successor	Balance, December 31, 2013	Charges to Expense	Cash Payments	Non-cash Adjustments		Total Costs and Adjustments	Balance, March 31, 2014
Graphic Solutions:
Severance and other benefits	$699	$-	$(202)	$		$(202)	$497
Total Graphics Solutions	699	-	(202)		-	(202)	497

Performance Materials:
Severance and other benefits	1,330		(516)			(516)	814
Total Performance Materials	1,330	-	(516)		-	(516)	814

Total restructuring liability	$2,029	$-	$(718)		$-	$(718)	$1,311

		For the Predecessor Period
Predecessor	Balance, December 31, 2012	Charges to Expense	Cash Payments	Non-cash Adjustments	Total Costs and Adjustments	Balance, March 31, 2013
Graphic Solutions:
Severance and other benefits	$-	$1,504	$(57)	$-	$1,447	$1,447
Total Graphics Solutions	-	1,504	(57)	-	1,447	1,447

Performance Materials:
Severance and other benefits	632	102	(85)	(19)	(2)	630
Total Performance Materials	632	102	(85)	(19)	(2)	630

Total restructuring liability	$632	$1,606	$(142)	$(19)	$1,445	$2,077

17.  SEGMENT INFORMATION

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

The Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. The Company evaluates the performance of its segments based on net sales and operating profit. Operating profit for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating profit for each segment includes an allocation of corporate costs such as corporate salary and wages, equity compensation expense and legal costs.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
	(Successor)	(Predecessor)

Net Sales:
Performance Materials	$143,111	$138,824
Graphic Solutions	40,615	43,308
Consolidated net sales	183,726	182,132

Operating (loss) profit:
Performance Materials	8,839	21,447
Graphic Solutions	(4,847)	8,329
Consolidated operating profit	$3,992	$29,776

18.  SUBSEQUENT EVENTS

On April 16, 2014, Platform entered into a Stock and Asset Purchase Agreement (the “Agreement”) with Chemtura Corporation, a Delaware corporation (“Chemtura,” and together with certain of its subsidiaries, the “Sellers”) pursuant to which Platform will acquire the Sellers’ agrochemicals business, Chemtura AgroSolutions, consisting of the manufacture, distribution, marketing and sale of seed treatments and crop protection in niche markets across seven major product lines – seed treatments, insecticides, miticides, herbicides, fungicides, plant growth regulators and adjuvants, for approximately $1.00 billion, consisting of $950 million in cash, subject to working capital and other adjustments, 2,000,000 shares of Platform’s Common Stock and the assumption of certain liabilities by Platform (the “Chemtura Acquisition”). The closing of the Chemtura Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals of government authorities.

In connection with the Agreement, on April 16, 2014, Platform entered into a commitment letter (the “Debt Commitment Letter”) with Barclays Bank PLC for (i) $600 million of incremental first lien term loans (the “First Lien Facility”) to be incurred under our amended and restated credit agreement dated as of June 7, 2013 (as amended, restated and/or otherwise modified on October 31, 2013 and from time to time, the “Existing Credit Agreement”) and (ii) a second lien facility (the “Second Lien Facility” and together with the First Lien Facility, the “Facilities”) in an aggregate principal amount of $120 million for the purposes of financing the Chemtura Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Debt Commitment Letter. The Facilities will be subject to representations, warranties and covenants that are substantially as set forth in the Existing Credit Agreement, which was previously filed as Exhibit 10.13 to Platform’s registration statement on Form S-4 filed with the SEC on January 2, 2014, and other conditions precedent as defined in the Debt Commitment Letter).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Forward-Looking Information

     From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our adjusted earnings per share, expected or estimated revenue, the outlook for Platform’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin improvement requirement and expansion, organic net sales growth, bank debt covenants, the success of new product introductions, growth in costs and expenses, the impact of commodities and currencies and Platform’s ability to manage its risk in these areas, and the impact of acquisitions, divestitures, restructuring and other unusual items, including Platform’s ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated and future acquisitions. Platform generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words.  Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 21, 2014, and elsewhere in this report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Forms 10-K, 10-Q and 8-K reports to the SEC.

    The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of this MD&A for a complete discussion of the items summarized below. Unless the context otherwise requires, all references in this section to “Platform”, the “Company,”“we”, “us”, “our”, and “Successor” refer to Platform Specialty Products Corporation and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition (as defined below).  All references in this quarterly report on Form 10-Q to our “Predecessor” refer to MacDermid, Incorporated, a Connecticut corporation (“MacDermid”) and its subsidiaries for all periods prior to the MacDermid Acquisition (as defined below).

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

Both of our operating segments include significant foreign operations. There are certain risks associated with our foreign operations. See Part I, Item 1A Risk Factors – “Our substantial international operations subject us to risks not faced by domestic competitors, including unfavorable political, regulatory, labor, tax and economic conditions in other countries that could adversely affect our business, financial condition and results of operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

For financial information about our operating segments, see Note 17 to our condensed consolidated financial statements included herein.

        The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2014 (the “Successor Period”) and the three months ended March 31, 2013 (the “Predecessor Period”). We did not own MacDermid for the Predecessor period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Net Sales

Net sales of approximately $183.7 million in the Successor Period increased by $1.6 million, or 0.9%, compared to the Predecessor Period. Net sales for the Successor Period were not materially impacted by foreign currency translation as compared to the Predecessor Period. We believe that net sales of products that we have identified as new products, which represent opportunities to enter markets adjacent to those we currently serve, was $21.3 million for the Successor Period, compared to $17.9 million for the Predecessor Period. We not only periodically introduce new products to market, but also continuously modify our existing products, often at the request of, or in collaboration with, customers. The impact of new product sales is a recurring factor to our results of operations.

          Net sales in the Performance Materials segment increased by $4.3 million, or 3.1%, as compared to the Predecessor Period. The increase in net sales is primarily attributable to higher demand for electronic products in Asia during the Successor Period. These increases were partially offset by lower sales of offshore fluids as compared to the Predecessor Period. Net sales in the Graphic Solutions segment decreased by $2.7 million, or 6.2%, as compared to the Predecessor Period. The decrease in net sales is primarily attributable to lower demand for newspaper plating products.

By region, net sales in the Americas, Asia and Europe in the Successor Period were $65.6 million, $49.9 million and $68.2 million, respectively. In the Predecessor Period, net sales in the Americas, Asia and Europe were $69.1 million, $49.0 million and $64.0 million, respectively. Sales volumes were lower in the Americas in the Successor Period primarily from the Graphic Solutions segment as previously discussed which was more than offset by an increase in European sales mainly attributable to higher demand for our core industrial products.

Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the Successor Period compared to the Predecessor Period.

Cost of Sales

          Cost of sales increased $10.7 million, or 12.0%, in the Successor Period compared to the Predecessor Period. The increase is primarily due to the $12.0 million elimination of manufacturer’s profit in inventory charged to cost of sales related to the purchase accounting fair value adjustments to inventory associated with the MacDermid Acquisition. Excluding this charge, cost of sales as a percentage of net sales for the Successor Period was 47.7% as compared to 48.8% in the Predecessor Period.

Gross Profit

Gross profit decreased in the Successor Period by $9.1 million, or 9.7%, as compared to the Predecessor Period. The decrease in gross profit is primarily attributable to the elimination of manufacturer’s profit in inventory charged to cost of sales in connection with the MacDermid Acquisition. Excluding this charge, our gross margin was 52.3% in the Successor Period as compared to 51.2% for the Predecessor Period with the increase primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense increased in the Successor Period by $18.1 million, or 32.2%, as compared to the Predecessor Period. The increase in selling, technical, general and administrative expense is primarily attributable to a fair value adjustment to the long-term contingent consideration liability of $13.0 million in addition to incremental amortization expense on newly valued intangible assets associated with the MacDermid Acquisition of approximately $6.6 million. Excluding these adjustments, selling, technical, general and administrative expense as a percentage of net sales was 29.6% in the Successor Period as compared to 30.7% for the Predecessor Period.

Research and Development Expense

Research and development expense increased in the Successor Period by $0.2 million, or 4.1%, as compared to the Predecessor Period. The slight increase is due to higher investments made to support certain strategic projects in the Successor Period. As a percentage of net sales, research and development expense was 3.4% and 3.3% for the Successor and Predecessor Periods, respectively.

Operating Profit (Loss)

Operating profit for the Performance Materials segment in the Successor Period decreased by $12.6 million, or 58.8%, as compared to the Predecessor Period. The decrease in operating profit is primarily attributable to the increase in costs and expenses as described above of approximately $12.5 million associated with the MacDermid Acquisition.  Partially offsetting these decreases are increases from higher margins on electronics industry products sold in Asia.

Operating profit for the Graphic Solutions segment in the Successor Period decreased by $13.2 million, or 158.2%, as compared to the Predecessor Period. The decrease in operating profit is primarily attributable to the increase in costs and expenses as described above of approximately $12.5 million associated with the MacDermid Acquisition. The remaining reduction in operating profit is due to the lower segment sales volume in the Successor Period.

Restructuring Expense

           Restructuring expense in the Predecessor Period was $1.6 million and was primarily associated with restructuring charges related to the elimination of certain positions in the Graphic Solutions segment in the Americas. There were no restructuring charges in the Successor Period.

Interest Expense, net

Interest expense, net decreased in the Successor Period by $4.0 million, or 33.9%, as compared to the Predecessor Period. The decrease in interest expense is primarily attributable to lower interest rates on, as well as the make-up of, debt balances outstanding in the Successor Period as compared to the Predecessor Period.

Other (Expense) Income, net

Other income decreased by $3.5 million in the Successor Period as compared to the Predecessor Period. The decrease was primarily due to a reduction of mark to market gains on foreign currency debt of $4.1 million that occurred in the Predecessor Period.

Income Tax Expense

Income tax expense was $2.1 million in the Successor Period compared to $6.3 million in the Predecessor Period. For the Successor and Predecessor Periods, the Company’s effective tax rate was (54.9%) and 29.1%, respectively. The tax expense for the Successor Period was increased by the full tax impact of the fair value adjustment to the long term contingent consideration liability. The tax expense was increased by $3.4 million to reflect the non-deductible portion of this adjustment.  The Predecessor tax expense includes incremental benefits principally from the imposition of foreign taxes at different tax rates of ($1.1 million) and a decrease in the valuation allowance for foreign tax credits of ($0.6 million).  The tax impact of the year to date fair value adjustment to the long term contingent consideration liability was fully recorded in the interim period as a reliable estimate of the full year adjustment could not be reasonably made.

Liquidity and Capital Resources

Our primary sources of liquidity in the Successor Period were cash raised from the initial equity offering, the Warrant Exchange Offer and cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expense, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. At March 31, 2014, we had $317 million in cash and cash equivalents in addition to an unused line of credit of approximately $46 million.

        Of our $317 million of cash and cash equivalents at March 31, 2014, $56.1 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in any material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of March 31, 2014, we had the ability to repatriate $12.6 million of cash at our discretion from the foreign subsidiaries and branches while the remaining balance of $43.5 million was held at subsidiaries in which earnings are considered permanently reinvested.  Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated ($ in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
(amounts in thousands)	Successor	Predecessor

Cash and cash equivalents, beginning of the period	$123,040	$143,351

Cash provided by operating activities	21,065	23,116
Cash provided by (used in) investing activities	2,802	(2,621)
Cash provided by (used in) financing activities	170,259	(20,024)
Exchange rate impact on cash and cash equivalents	(562)	(781)

Cash and cash equivalents, end of the period	$316,604	$143,041

Operating Activities

During the Successor Period, we generated $21.0 million in cash from operating activities primarily due to a net loss of $5.9 million that included non-cash charge add-backs for depreciation and amortization of $16.9 million, a fair value adjustment to the long-term contingent consideration liability of $13.0 million and the elimination of the final portion of the manufacturer’s profit in inventory in connection with the MacDermid Acquisition of $12.0 million. These favorable changes were partially offset by lower accrued expenses of $7.9 million primarily from payments of deferred compensation made during the Successor Period in addition to higher inventories of $1.9 million due to an increase in finished goods in anticipation of second quarter sales. Also impacting cash from operating activities were unfavorable changes in other assets and liabilities and accounts receivable of $1.8 million and $1.0 million, respectively.

During the Predecessor Period, we generated $23.0 million in cash from operating activities primarily due to net income of $15.3 million, the non-cash charge add-back for depreciation and amortization of $9.9 million and favorable changes in accrued expenses of $7.2 million mainly due to higher accrued interest on debt facilities. These increases were partially offset by unfavorable changes in inventories and accounts receivable of $5.8 million and $4.3 million, respectively.

Investing Activities

During the Successor Period, we generated cash from investing activities of approximately $2.8 million primarily from cash received for the working capital adjustment of $8.5 million in connection with the MacDermid Acquisition partially offset by cash payments made in connection with the 401(k) exchange settlement of $2.6 million and capital expenditures of $2 million.

During the Predecessor Period, we used cash from investing activities of approximately $3 million primarily for capital expenditures of $1.3 million.

Financing Activities

During the Successor Period, we generated cash from financing activities of $170.3 million primarily from proceeds received from the issuance of common shares resulting from warrant exercises of approximately $172.5 million.

During the Predecessor Period, we used cash from financing activities of $20.0 million primarily for the repayment of long-term borrowings of $19.9 million.

       We review accounts receivable on a consolidated basis on a business-by-business level. These quarterly reviews focus primarily on the seasonality and collectability of accounts receivable. As a result of these reviews, the Company determined that the composition of accounts receivable did not change in any material respect during either the Successor or Predecessor Period. The Company’s management uses days sales outstanding (“DSO”) to measure how efficiently it manages the billing and collection of accounts receivable. We calculate DSO by dividing the product of 360 and its accounts receivable balance by its annualized net sales. At March 31, 2014 and December 31, 2013, DSO was 69 days and 73 days, respectively.

The primary components of the Company’s inventory are finished goods, raw materials and supplies and equipment. We review our inventories quarterly on a consolidated basis on a business-by-business level for obsolescence and excess quantities and to evaluate the appropriateness of the composition of its inventory at any given time. The Company’s management uses days in inventory (“DII”) to calculate its efficiency at realizing inventories, which is calculated by dividing the product of 360 and its inventory balance, net of reserves, by its annualized cost of sales, excluding any intercompany sales. At March 31, 2014 and December 31, 2013, DII was 82 days and 88 days (inclusive of finished goods step-up adjustment of $35.9 million and related recognition of two-thirds of the inventory step-up in the November and December 2013 of $23.9 million in connection with the MacDermid Acquisition) , respectively. Its products generally have shelf lives that exceed one year.

Financial Borrowings

Credit Facilities

We are party to the Existing Credit Agreement consisting of (i) a $755 million first lien credit facility (which we refer to as our “first lien credit facility”) and (ii) a $50.0 million revolving credit facility (which we refer to as our “revolving credit facility”, and together with our first lien credit facility, our “credit facilities”).  A portion of our revolving credit facility not in excess of $15.0 million is available for the issuance of letters of credit. As of March 31, 2014, we had approximately $749 million of indebtedness outstanding under our first lien credit facility and there were no borrowings under our revolving credit facility, other than stand-by letters of credit issued in the amount of $3.8 million which reduce the borrowings available under our revolving credit facility. Our credit facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the revolving credit facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the revolving credit facility exceeds $12.5 million at the end of any fiscal quarter. As of March 31, 2014, the Company was in compliance with the debt covenants contained in our credit facilities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Item 4. Controls and Procedures

          Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

         We are a manufacturer and distributor of specialty chemical products, and are therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal or releases of hazardous materials. We have received notices of violation with respect to instances of non-compliance with environmental laws. A number of our facilities and former facilities have been environmentally impacted from historic operations and some of our facilities are in the process of being investigated and remediated. See Note 13 to our condensed consolidated financial statements included herein.

         We or our affiliates have been named as a potentially responsible party in numerous superfund sites due to historic operations. Asbestos and other hazardous substances are or may be present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of March 31, 2014, the Company has reserved approximately $3,708,000 for its outstanding legal proceedings.

Item 1A.  Risk Factors

There have been no material changes in the risk factors from those set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.3
Stock and Asset Purchase Agreement, dated April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 24, 2014, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
10.1
Debt Commitment Letter, dated April 16, 2014, between Barclays Bank PLC and Platform Specialty Products Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014, and incorporated herein by reference)

10.2	Form of Indication of Interest Notice (filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Form S-4 Registration Statement filed on January 15, 2014, and incorporated herein by reference)
10.3	Irrevocable Election (filed as Exhibit 10.24 to Amendment No. 3 to the Company’s Form S-4 Registration Statement filed on January 17, 2014, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 7, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Frank J. Monteiro
Name: Frank J. Monteiro
Title: Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.3
Stock and Asset Purchase Agreement, dated April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014, and incorporated herein by reference)

3.1	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 24, 2014, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
10.1
Debt Commitment Letter, dated April 16, 2014, between Barclays Bank PLC and Platform Specialty Products Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014, and incorporated herein by reference)

10.2	Form of Indication of Interest Notice (filed as Exhibit 10.20 to Amendment No. 2 to the Company’s Form S-4 Registration Statement filed on January 15, 2014, and incorporated herein by reference)
10.3	Irrevocable Election (filed as Exhibit 10.24 to Amendment No. 3 to the Company’s Form S-4 Registration Statement filed on January 17, 2014, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (v) and Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.