Form 10-Q
period 2014-06-30
Platform Specialty Products Corp
filed 2014-08-06
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
_______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	August 1, 2014
Common Stock, par value $0.01 per share	137,300,222 shares

Part I.   Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the three months ended June 30, 2013	For the six months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the six months ended June 30, 2013
	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Net sales	$189,132	$-	$189,992	$372,858	$-	$372,124
Cost of sales	92,445	-	93,451	191,949	-	182,269
Gross profit	96,687	-	96,541	180,909	-	189,855

Operating expenses:
Selling, technical, general and administrative	84,779	97	53,989	158,811	97	109,969
Research and development	5,898	-	5,874	12,096	-	11,826
Restructuring	404	-	46	404	-	1,652
Total operating expenses	91,081	97	59,909	171,311	97	123,447

Operating profit (loss)	5,606	(97)	36,632	9,598	(97)	66,408

Other (expense) income:
Interest, net	(7,662)	17	(12,849)	(15,404)	-	(24,567)
Loss on extinguishment of debt	-	-	(18,788)	-	-	(18,788)
Other (expense) income, net	(512)	-	(2,999)	(601)	17	588
	(8,174)	17	(34,636)	(16,005)	17	(42,767)
(Loss) income before income taxes, non-controlling interests and accrued payment-in-kind dividends on cumulative preferred shares	(2,568)	(80)	1,996	(6,407)	(80)	23,641
Income tax benefit (provision)	4,056	-	(7,760)	1,947	-	(14,068)
Net income (loss)	1,488	(80)	(5,764)	(4,460)	(80)	9,573
Net income attributable to the non-controlling interests	(1,864)	-	(91)	(3,334)	-	(180)
Net (loss) income attributable to common shareholders	(376)	(80)	(5,855)	(7,794)	(80)	9,393
Accrued payment-in-kind dividend on cumulative preferred shares	-	-	(9,278)	-	-	(21,072)
Net loss attributable to common shares	$(376)	$(80)	$(15,133)	$(7,794)	$(80)	$(11,679)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)	n/a	$(0.07)	$(0.00)	n/a
Diluted	$(0.00)	$(0.00)	n/a	$(0.07)	$(0.00)	n/a

Weighted average shares outstanding (In thousands)
Basic	128,595	88,529	n/a	117,937	88,529	n/a
Diluted	128,595	88,529	n/a	117,937	88,529	n/a

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the three months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the three months ended June 30, 2013	For the six months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the six months ended June 30, 2013
	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Net income (loss)	$1,488	$(80)	$(5,764)	$(4,460)	$(80)	$9,573

Other comprehensive income (loss) income, before tax
Foreign currency translation adjustments	19,688	-	(5,453)	22,975	-	(22,009)
Unrealized (loss) gain on available for sale securities	57	-	(96)	6	-	49
Pension and postretirement plan	-	-	-	217	-	-
Derivative financial instruments revaluation	(178)	-	130	(163)	-	(650)
Total other comprehensive income (loss), before tax	19,567	-	(5,419)	23,035	-	(22,610)
Income tax benefit (provision) on comprehensive income (loss)	53	-	(12)	72	-	210
Other comprehensive income (loss), net of tax	19,620	-	(5,431)	23,107	-	(22,400)
Comprehensive income attributable to the non-controlling interests	(3,209)	-	(91)	(4,674)	-	(148)
Comprehensive income (loss) attributable to common shareholders	$17,899	$(80)	$(11,286)	$13,973	$(80)	$(12,975)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash & cash equivalents	$642,760	$123,040
Accounts receivable, net of allowance for doubtful accounts of $10,430 and $10,113 at June 30, 2014 and December 31, 2013, respectively	142,011	140,525
Inventories	80,511	89,618
Prepaid expenses & other current assets	24,262	30,269
Total current assets	889,544	383,452

Property, plant & equipment, net	133,641	136,166
Goodwill	1,004,354	989,808
Intangible assets, net	699,443	720,302
Other assets	39,707	30,426
Total assets	$2,766,689	$2,260,154

Liabilities & Stockholders' Equity
Accounts payable	56,990	56,156
Accrued salaries, wages and employee benefits	17,136	22,656
Current installments of long-term debt	7,953	7,958
Accrued income taxes payable	3,434	6,669
Accrued expenses and other current liabilities	29,812	26,234
Total current liabilities	115,325	119,673

Long-term debt	740,497	744,291
Long-term retirement benefits, less current portion	23,812	25,129
Long-term deferred income taxes	166,298	169,800
Long-term contingent consideration	58,600	34,800
Other long-term liabilities	35,956	30,387
Total liabilities	1,140,488	1,124,080

Commitments and contingencies (Note 13)
Redeemable 401(k) plan interest	-	20,972

Stockholders' Equity
Preferred shares (2,000,000 designated as Series A), 5,000,000 shares authorized, 2,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	20	-
Common shares, $0.01 par value (effective January 23, 2014), 400,000,000 shares authorized, 137,290,980 and 103,571,941 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,353	-
Additional paid-in capital	1,703,483	1,212,038
Accumulated deficit	(202,016)	(194,222)
Accumulated other comprehensive income	24,372	1,265
Total stockholders equity	1,527,212	1,019,081
Non-controlling interests	98,989	96,021
Total equity	1,626,201	1,115,102

Total liabilities, redeemable 401(k) plan interest and stockholders' equity	$2,766,689	$2,260,154

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the six months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the six months ended June 30, 2013
	Successor	Successor	Predecessor

Cash flows from operating activities:
Net (loss) income	$(4,460)	$(80)	$9,573
Adjustments to reconcile net (loss) income from operations to net cash flows provided by operating activities:
Depreciation and amortization	38,286	-	19,741
Deferred income taxes	(13,801)	-	4,954
Non-cash fair value adjustment to contingent consideration	23,800	-	-
Manufacturer's profit in inventory adjustment	11,956	-	-
Loss on extinguishment of debt	-	-	18,788
Other, net	1,568	27	3,153

Changes in assets & liabilities, net of acquisitions:
Accounts receivable	(1,990)	-	(10,620)
Inventories	(1,700)	-	(2,818)
Accrued expenses	(5,415)	-	(3,351)
Other assets and liabilities	970	(2)	(2,173)
Net cash flows provided by (used in) operating activities	49,214	(55)	37,247

Cash flows from investing activities:
Capital expenditures, net	(4,587)	-	(3,687)
Purchases of marketable securities	-	(359,933)	-
Acquisition of business, net	4,827	-	-
Other, net		-	1,057
Net cash flows provided by (used in) investing activities	240	(359,933)	(2,630)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and fees	-	-	1,109,513
Repayments of borrowings	(3,795)	-	(624,396)
Repurchase of Predecessor Series A preferred stock	-	-	(270,167)
Payment of Predecessor Series A preferred stock	-	-	(229,833)
Escrowed funds for debt repayment	-	-	(105,864)
Proceeds from issuance of common stock, net	473,625	861,218	-
Proceeds from issuance of preferred stock, net	-	20,000	-
Payment of debt financing fees	-	-	(12,571)
Other, net	136	-	(287)
Net cash flows provided by (used in) financing activities	469,966	881,218	(133,605)

Effect of exchange rate changes on cash and cash equivalents	300	-	(1,455)

Net increase (decrease) in cash and cash equivalents	519,720	521,230	(100,443)

Cash and cash equivalents at beginning of period	123,040	-	143,351
Cash and cash equivalents at end of period	$642,760	$521,230	$42,908

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

       The accompanying unaudited condensed consolidated interim financial statements and related information included herein are (1) for Platform as of June 30, 2014 and December 31, 2013 and for the period from April 1, 2014 through June 30, 2014 (the “Successor Quarterly Period”) and January 1, 2014 through June 30, 2014 (the “Successor Six Month Period”), (2) for Platform, prior to the completion of the MacDermid Acquisition, for the period from Inception (April 23, 2013) through June 30, 2013 (the “Platform Preacquisition Period”), and (3) for MacDermid for the period from April 1, 2013 through June 30, 2013 (the “Predecessor Quarterly Period”) and January 1, 2013 through June 30, 2013 (the “Predecessor Six Month Period”).

       These unaudited condensed consolidated interim financial statements and related information have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair statement of the results of operations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s latest Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Certain reclassifications and revisions have been made to the Consolidated Balance Sheet at December 31, 2013 and corresponding disclosures in accordance with Financial Accounting Standards Board (the “FASB”)  ASC Topic 805, “Business Combinations” to reflect retrospective purchase accounting adjustments to the preliminary estimated fair values of certain assets acquired and liabilities assumed upon completion of the MacDermid Acquisition in addition to accumulated other comprehensive income. See Note 2 – “Acquisitions of Businesses” for further discussion.”

Accounting Policies Recently Adopted and Pending Pronouncements

        In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which 1) removes inconsistencies and weaknesses in revenue requirements, 2) provides a more robust framework for addressing revenue issues, 3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, 4) provides more useful information to users of financial statements through improved disclosure requirements and 5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of this new ASU.

        In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (a consensus of the FASB Emerging Issues Task Force)” which resolves diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. The adoption of this new ASU did not have a material impact on our consolidated financial position, results of operations or cash flows in the Successor Quarterly or Six Month Periods.

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

      The fair value of contingent consideration was measured based on significant inputs not observable in the market, which are considered to be Level 3 inputs under the FASB ASC Topic 820 fair value hierarchy (see Note 10 - “Fair Value Measurements”). Key assumptions included in the fair value calculation of the EBITDA related earnout include a discount rate of approximately 2% and expected future value of payments of $60,000 calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Key assumptions included in the fair value calculation of the stock price related earnout include the fair value of Common Stock, the expected future value of payments of $40,000 and an assumption of volatility.  The stock price related earnout was calculated using a Monte Carlo simulation.  At the time of the MacDermid Acquisition, the fair value of the contingent payments was $35,500. As of June 30, 2014 and December 31, 2013, the fair value of the contingent consideration was $58,600 and $34,800, respectively, which was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets. The $10,800 and $23,800 increase in fair value during the Successor Quarterly and Six Month Periods, respectively, which is recorded in “Selling, technical, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations, was primarily due to the achievement of certain stock trading price performance metric targets of the contingent consideration arrangement.

      During the Successor Quarterly Period, the Company revised its allocations of the purchase price as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Purchase Price Allocation (in thousands):	Original	Revised	Revision
Preliminary value assigned:
Accounts receivable	$147,400	$147,400	$-
Inventories	115,300	115,300	-
Other current assets	26,200	26,200	-
Property, plant and equipment	142,800	140,900	(1,900)
Customer relationships	458,400	494,000	35,600
Developed technology	155,000	164,200	9,200
Tradenames	73,400	70,800	(2,600)
Goodwill	993,800	990,000	(3,800)
Other assets	30,800	28,300	(2,500)
Accounts payable	(55,900)	(55,900)	-
Other current liabilities	(62,100)	(62,000)	100
Long-term debt	(754,200)	(754,200)	-
Non-current deferred tax liability	(140,700)	(171,200)	(30,500)
Contingent consideration	(35,500)	(35,500)	-
Redeemable 401(k) plan interest	(21,000)	(21,000)	-
Other liabilities	(66,500)	(66,500)	-
Total purchase price	$1,007,200	$1,010,800	$3,600

    The measurement period adjustments described above had a cumulative $1,500 impact to amortization expense which was recorded in the Successor Quarterly Period as the impact on prior periods was not material.

    Immediately prior to the closing of the MacDermid Acquisition, certain sellers of MacDermid, including certain officers of MacDermid (each, a “Retaining Holder”), executed a Retaining Holder Securityholders’ Agreement (a “RHSA”) with the Company pursuant to which they agreed to exchange their equity in MacDermid for equity in our subsidiary, Platform Delaware Holdings, Inc. (“PDH”), at an exchange rate of $11.00 per shares plus, (i) a proportionate share of the $100,000 contingent consideration described above and (ii) an interest in certain MacDermid pending litigation.  This 6.76% ownership has been accounted for as a non-controlling interest in the Company’s financial statements.  The Retaining Holders can exchange up to 25% of shares for Platform Common Stock beginning on November 1, 2014.  The number of potential shares of Common Stock issuable upon the exchange is approximately 8.8 million. This equity is classified as a “Non-controlling interest” in the accompanying Condensed Consolidated Balance Sheets.

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

Chemtura Acquisition

     On April 16, 2014, Platform entered into a Stock and Asset Purchase Agreement with Chemtura Corporation, a Delaware corporation (“Chemtura,” and together with certain of its subsidiaries, the “Sellers”) pursuant to which Platform agreed to acquire the Sellers’ agrochemicals business, Chemtura AgroSolutions, consisting of the manufacture, distribution, marketing and sale of seed treatments and crop protection in niche markets across seven major product lines – seed treatments, insecticides, miticides, herbicides, fungicides, plant growth regulators and adjuvants, for approximately $1,000,000, consisting of $950,000 in cash, subject to working capital and other adjustments, 2,000,000 shares of Common Stock and the assumption of certain liabilities by Platform (the “Chemtura Acquisition”). The closing of the Chemtura Acquisition is subject to the satisfaction or waiver of certain customary and other closing conditions for transactions of this type, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals of government authorities. Subsequent to Platform’s announcement of the Chemtura Acquisition, Platform’s cash on hand position improved, primarily as a result of a private placement completed on May 21, 2014 (the “Private Placement”). See Note 11 – “Stockholders’ Equity” for more information.  As a result, the Company deposited $315,000 into an escrow account on July 3, 2014, which is restricted to the financing of the Chemtura Acquisition, and entered into an amended and restated debt commitment letter. See Note 8 – “Debt” for more information. In connection with the Chemtura Acquisition, the Company incurred approximately $9,900 in related expenses in the Successor Quarterly Period that are included in Selling, technical, general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company is also committed to pay an additional $5,000 in finder’s fees upon the closing of the Chemtura Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Other

     During the quarter ended March 31, 2012, MacDermid acquired 95% of the stock of a specialty chemical business in Brazil for a total purchase price of $8,900. This business was acquired to complement the service and product offerings within Brazil and its balance sheet and results of operations have been included in the Performance Materials segment. During the first quarter of 2014, the remaining $1,114 purchase price was paid.

3.  INVENTORIES

     The major components of inventory were as follows:

	June 30, 2014	December 31, 2013
Finished goods	$49,880	$58,360
Raw materials and supplies	28,761	29,870
Equipment	1,870	1,388
Total inventory, net	$80,511	$89,618

       In connection with the MacDermid Acquisition, the fair value assessment of inventory resulted in an increase to finished goods of $35,868. During the Successor Period ended December 31, 2013, $23,992 was charged to cost of sales in the Consolidated Statement of Operations and $11,956 was charged to cost of sales in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2014 based on our estimated inventory turnover.

4.  PROPERTY, PLANT AND EQUIPMENT

     The major components of property, plant and equipment were as follows:

	June 30, 2014	December 31, 2013
Land and leasehold improvements	$27,860	$29,946
Buildings and improvements	36,290	38,914
Machinery, equipment and fixtures	73,424	63,475
	137,574	132,335
Less: accumulated depreciation	(14,202)	(3,900)
	123,372	128,435
Construction in process	10,269	7,731
Property, plant and equipment, net	$133,641	$136,166

    Depreciation expense of $5,392 and $3,162 was recorded during the Successor Quarterly Period and Predecessor Quarterly Period, respectively.  Depreciation expense of $8,965 and $6,314 was recorded during the Successor Six Month Period and Predecessor Six Month Period, respectively. There was no depreciation expense recorded for the Platform Preacquisition Period.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

5.  GOODWILL AND INTANGIBLE ASSETS

   The changes in the carrying amount of goodwill by segment are as follows:

	Performance Materials	Graphic Solutions	Total

Balance, December 31, 2013	$760,371	$229,437	$989,808
Foreign currency translation and other	14,089	457	14,546
Balance, June 30, 2014	$774,460	$229,894	$1,004,354

     The carrying value of indefinite-lived intangible assets other than goodwill which consist solely of tradenames was $71,033 and $70,913 at June 30, 2014 and December 31, 2013, respectively.

  Intangible assets subject to amortization were as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value

Customer lists	$494,000	$(19,600)	$474,400	$494,000	$(6,420)	$487,580
Developed technology	164,200	(10,190)	154,010	164,200	(2,391)	161,809
Total	$658,200	$(29,790)	$628,410	$658,200	$(8,811)	$649,389

     Customer relationships have useful lives ranging from 8 to 20 years and developed technology has useful lives ranging between 7 to 10 years. This results in weighted average useful lives for customer relationships and developed technology, of approximately 16 years and 10 years, respectively, for an aggregate weighted average useful life of approximately 15 years at June 30, 2014.

    Amortization expense of $16,004 and $6,692 was recorded during the Successor Quarterly Period and Predecessor Quarterly Period, respectively. Amortization expense of $29,321 and $13,427 was recorded during Successor Six Month Period and Predecessor Six Month Period, respectively. There was no amortization expense recorded for the Platform Preacquisition Period.

6.  EQUITY COMPENSATION PLANS

   Successor Period

      On June 12, 2014, the Company’s stockholders approved the Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). At June 30, 2014, the total number of shares of Common Stock of our Company that may be subject to the granting of awards under the 2013 Plan based on the grants issued as discussed below is approximately 15,088,000 shares.

      On March 6, 2014, the Board of Directors (the “Board”) approved a grant of 329,823 restricted stock units (“RSUs”), effective on June 12, 2014 with approval of the 2013 Plan, to certain employees that cliff vest on December 31, 2020.  The RSUs are subject to an EBTIDA performance condition and a share price market condition that are similar in terms to those discussed in Note 2 – “Acquisitions of Businesses” related to the contingent consideration arrangement. Additionally, the number of shares of Common Stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. The combined undiscounted maximum cash value of all RSU’s issued is approximately $7,100 which will be recognized as compensation expense through the vesting date. Compensation expense associated with these awards for the three and six month periods ended June 30, 2014 was approximately $92.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

    On March 6, 2014, the Board approved a grant of 9,242 RSUs to directors of the Company, effective on June 12, 2014 with approval of the 2013 Plan, that immediately vested. Compensation expense of $262 associated with these awards was fully recognized in the three and six month periods ended June 30, 2014. On July 31, 2014 such RSUs were settled in shares of Common Stock and issued to the directors.

    On May 3, 2014, the Board approved a grant of 72,500 RSUs to certain employees of the Company, effective on June 12, 2014 with approval of the 2013 Plan, with a weighted average grant-date fair value per share of $28.36.  Approximately 69% of these RSUs vest on the date on which the Company files its financial statement on Form 10-K for the year ending December 31, 2019, while the remainder will vest under similar terms for the year ending December 31, 2017. The RSUs are subject to an EBTIDA performance condition that must be achieved in the final vesting year.  Compensation expense associated with these awards for the three and six month period ended June 30, 2014 was approximately $41.

     Effective March 6, 2014, the Board adopted the Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of Common Stock, which were reserved and made available for issuance under the ESPP. As of June 30, 2014, no shares have been issued under the ESPP.

Predecessor Period

     On January 29, 2013, the Predecessor authorized for issuance 5,000,000 Class C Junior Shares. The Class C Junior Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares (collectively, “C Shares”). The Class C-1 Junior Shares vested upon the grant date of January 29, 2013. Class C-2 Junior Shares were to vest on January 1, 2014 and the Class C-3 Junior Shares were to vest on January 1, 2015. The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares. The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings based on the estimated equity value of the Predecessor. The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings upon a change in control, liquidating event or initial public offering. Payment for the C shares required continued employment through a change in control, liquidating event, or initial public offering. The C Shares were considered liability-classified awards with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period. During the three and six months ended June 30, 2013 no compensation expense was recognized related to the C Shares as a change in control, liquidating event or initial public offering related to the Company (as defined in the MacDermid Holdings operating agreement) was not probable.  The estimated fair value of the Class C Shares (all tranches) was approximately $9,030 at June 30, 2013.

7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

      The components of net periodic pension and postretirement benefit costs for the Successor and Predecessor Quarterly and Six Month Periods are as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)

Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$-	$211	$1,078	$174	$-	$419	$2,156	$348
Interest cost on the projected benefit obligation	1,728	768	1,565	768	3,456	1,523	3,130	1,536
Expected return on plan assets	(2,433)	(913)	(2,005)	(1,283)	(4,866)	(1,811)	(4,010)	(2,566)
Amortization of prior service cost	-	-	23	-	-	-	46	-
Amortization of net loss	-	-	505	135	-	-	1,010	270
Net periodic (benefit) cost	$(705)	$66	$1,166	$(206)	$(1,410)	$131	$2,332	$(412)

	For the three months ended June 30,				For the six months ended June 30,
	2014		2013		2014		2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)

Postretirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$14	$7	$18	$11	$28	$14	$36	$22
Interest cost on the projected benefit obligation	83	8	73	10	166	16	146	20
Amortization of prior service cost	-	-	(35)	7	-	-	(70)	14
Net periodic cost	$97	$15	$56	$28	$194	$30	$112	$56

     No domestic pension service cost was recognized in the Successor Quarterly or Six month Periods, nor will be in future periods, as benefits in the domestic pension plan were frozen in connection with the MacDermid Acquisition.

8.  DEBT

The Company’s debt consisted of the following:

	June 30, 2014	December 31, 2013

Borrowings under lines of credit	$-	$-

First lien secured credit facility, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at June 30, 2014	747,450	751,225
Other	1,000	1,024
Total debt	748,450	752,249
Less: current portion debt	(7,953)	(7,958)
Total long-term debt	$740,497	$744,291

Predecessor Recapitalization and Refinancing

 On April 12, 2007, the Predecessor closed three senior secured credit facilities consisting of (i) a $360,000 tranche B term loan credit facility denominated in U.S. Dollars (“tranche B”), (ii) a $250,000 tranche C term loan credit facility denominated in Euros (“tranche C”) and (iii) a $50,000 revolving credit facility denominated in U.S. Dollars.

     On June 7, 2013, the Predecessor completed a refinancing arrangement whereby the outstanding tranche B term loan, tranche C term loan, revolving credit facility and senior subordinated notes payable were replaced with two new senior secured credit facilities (the “Refinancing”).  These senior secured credit facilities consisted of (i) a $805,000 first lien credit facility allocated between a $755,000 term loan denominated in U.S. Dollars (“first lien term loan”), a $25,000 revolving credit facility denominated in U.S. Dollars and $25,000 multi-currency revolving credit facility and (ii) a $360,000 second lien term loan credit facility denominated in U.S. Dollars (“second lien term loan”).  The first lien term loan and related revolving credit facilities accrued interest at the greatest of 4.00% or LIBOR plus 3.00% and had quarterly principal payments of $1,878.  The revolving credit facility portion of the first lien term loan was scheduled to mature June 7, 2018.  The first lien term loan was scheduled to mature June 7, 2020.  The second lien term loan accrued interest at the greater of 7.75% or LIBOR plus 6.75% and was scheduled to mature on December 7, 2020.  The first lien and second lien term loans were originally issued at discounts of $1,887 and $3,600, respectively.  These senior secured credit facilities were guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and were secured by the personal property owned or hereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and also 65% of the stock of MacDermid Holdings’ first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The recapitalization and refinancing transactions sources and uses of cash are summarized below:

Sources:
First lien term loan	$755,000
Second lien term loan	360,000
Cash	117,080
Total sources	$1,232,080

Uses:
Retire Tranche B and Tranche C term loans and accrued interest	$345,426
Retire senior subordinated notes, accrued interest and call premium	368,164
Redemption of Series A preferred stock and accumulated dividends	500,000
Fees and expenses	13,003
Discount on first lien term loan and second lien term loan	5,487
Total uses	$1,232,080

As part of the Refinancing, $100,481 of the senior subordinated notes were called but not tendered on June 7, 2013 and were still outstanding on June 30, 2013.  As a result, $105,864 of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $100,481, redemption premium of $3,182 and accrued interest $2,201 through the tender date of July 8, 2013. The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013.

MacDermid utilized $500,000 of the proceeds from the new term loans to complete a recapitalization whereby the outstanding 9.00% cumulative Series A preferred shares and related accumulated payment in kind dividends were exchanged for cash and issuance of cumulative 9.50% cumulative Series B preferred shares.  As a result, 44,977 shares of 9.50% cumulative Series B preferred stock were issued as part of the exchange, the 9.00% cumulative Series A preferred shares were retired and related accumulated payment in kind dividends were paid.

During the Predecessor Quarterly Period and in connection with the recapitalization and refinancing, MacDermid recorded a loss of $18,788 on extinguishment of debt. This consisted of $12,539 of called bond retirement premiums and $6,249 of write-offs of deferred financing fees related to the extinguished debt.

In connection with the recapitalization and Refinancing, the Company recorded an additional $13,003 of deferred financing costs during the Predecessor Quarterly Period, which were to be amortized into interest expense over seven years.

Successor Refinancing

In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid amended its existing credit agreement dated as of June 7, 2013 (as amended, restated and/or otherwise modified on October 31, 2013 and from time to time, the “Amended and Restated Credit Agreement”) and paid $373,000, including $13,000 in early termination fees and accrued and unpaid interest in connection with the repayment of the $360,000 in principal on its second lien credit facility. Pursuant to the Amended and Restated Credit Agreement, Platform became a co-borrower on all obligations under the $50,000 Revolving Credit Facility and the term loan (together, the “First Lien Facilities”) and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure; otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the First Lien Credit Facilities were marked to fair value by adding the original discount of $1,775 to the carrying value at the time as the fair value was approximately par.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In connection with the Chemtura Acquisition as discussed in Note 2 – “Acquisitions of Businesses”, on April 16, 2014, Platform entered into a commitment letter (the “Debt Commitment Letter”) with Barclays Bank PLC for (i) $600,000 of incremental first lien term loans (the “2014 First Lien Facility”) to be incurred under the Amended and Restated Credit Agreement and (ii) second lien term loans (the “2014 Second Lien Facility”) in an aggregate principal amount of $120,000 for the purposes of financing the Chemtura Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Debt Commitment Letter. On July 15, 2014, Platform entered into an amended and restated Debt Commitment Letter whereby the maximum commitment under the 2014 First Lien Facility was reduced to $405,000 and the 2014 Second Lien Facility commitment was eliminated. These amendments resulted from Platform’s improved cash on hand position, primarily as a result of the Private Placement completed on May 21, 2014. Unless agreed otherwise, the First Lien Facility will mature on June 7, 2020 respectively.

During the Successor Quarterly Period, principal and interest payments of $1,888 and $7,577, respectively, were made on the first lien term loan. During the Successor Six Month Period, principal and interest payments of $3,775 and $15,089, respectively, were made on the first lien term loan.  During the Predecessor Quarterly and Six Month Periods, interest payments of $1,762 were made on the first lien term loan.  During the Predecessor Quarterly and Six Month Periods, interest payments of $1,628 were made on the second lien term loan.

      The Company also has letters of credit outstanding of $989 at June 30, 2014.  As indicated above, letters of credit reduce the borrowings available under the Revolving Credit Facility.

Debt Covenants

      The senior secured credit facilities contain various covenants including restrictions on liens, limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, transactions with affiliates, use of loan proceeds, capital expenditures, restricted payments, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the new revolving credit facilities requires the Company to comply with certain financial covenants, including a maximum consolidated leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures if the Company’s funding under the revolving credit facility exceeds $12,500 at the end of the fiscal quarter. As of June 30, 2014, the Company was in compliance with the debt covenants contained in the new senior secured credit facilities.

Other Debt Facilities

     The Company carries various short-term debt facilities worldwide which are used to fund short-term cash needs.  As of June 30, 2014 and December 31, 2013, there were no borrowings under these other debt facilities.  The Company also has various overdraft facilities available.  At June 30, 2014 and December 31, 2013, the capacity under these overdraft facilities was approximately $23,028 and $22,075, respectively.  As of June 30, 2014, the Company’s overdraft lines bore interest rates ranging from 1% to 6.25%.

Predecessor Retired Senior Secured Credit Facility

     In addition to scheduled repayments, the tranche B and tranche C loans contained mandatory prepayment provisions, whereby the Company was required to reduce the outstanding principal amounts of these loans based on excess cash flow (as defined in the credit agreement for the tranche B and tranche C loans) as of the most recent completed fiscal year. During the Predecessor Six Month Period, the Predecessor made a mandatory excess cash flow prepayment, based upon 2012 operating results, of $10,277 on the tranche B term loan and $6,810 on the tranche C term loan.

     During the Predecessor Quarterly and Six Month Periods, the outstanding tranche B loan and tranche C loan were retired with payments of $206,479 and $138,737, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

    During the Predecessor Quarterly Period, the Company recorded $7,084 of other expense related to the remeasurement loss on the foreign currency denominated tranche C term loan. During the Predecessor Quarterly Period, the realized portion of the remeasurement gain on the foreign currency denominated tranche C term loan was approximately $4,074.

    During the Predecessor Six Month Period, the Company recorded $3,261 of other expense related to the remeasurement loss on the foreign denominated tranche C term loan. During the Predecessor Six Month Period, the realized portion of the remeasurement gain on the foreign denominated tranche C term loan was approximately $4,398.

Predecessor Retired Revolving Credit Facility

    There were no balances outstanding under the revolving credit facility on the retirement date.

Predecessor Senior Subordinated Notes

      As part of the Refinancing, the senior subordinated notes were called on June 7, 2013 and $249,519 of principal and a redemption premium of $9,357 were paid to retire the tendered senior subordinated notes.  Additionally, $105,864 of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $100,481. Additionally, proceeds from the refinancing were escrowed for a redemption premium of $3,182 and accrued interest of $2,201 related to these called senior subordinated notes.  The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013.

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

Foreign Currency

     The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, the currency in which the Company’s consolidated financial statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar. The Company’s Autotype subsidiary in the United Kingdom uses the British Pound Sterling (“GBP”) as its functional currency while approximately 25 percent of its revenues are denominated in U.S. Dollars. In order to protect against the risk of a strengthening GBP, the Company’s corporate treasury group entered into forward contracts in 2013, on behalf of the Autotype subsidiary to deliver U.S. Dollars at a fixed GBP rate and to receive GBP in exchange for the U.S. Dollar. As of June 30, 2014, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, designated as hedges, was $0 as the hedge expired on that date. The Company uses the discounted period-end forward rates methodology to determine market value of its forward contracts.

      During the Successor Quarterly Period, $178 was recorded as unrealized gains to other comprehensive income related to foreign currency hedges. During the Successor Quarterly Period, the Company recorded a realized gain of $315 in other income related to the settlement of hedged foreign exchange contracts.

      During the Successor Six Month Period, $163 was recorded as unrealized losses to other comprehensive income related to hedged foreign currency exchange contracts.  During the Successor Six Month Period, the Company recorded realized gains of $474 in other income related to the settlement of hedged foreign exchange contracts.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

During the Predecessor Quarterly Period, $130 was recorded as unrealized gains to other comprehensive income related to foreign currency hedges. During the Predecessor Quarterly Period, the Company recorded realized (loss) of $(111) in other expense related to the settlement of hedged foreign exchange contracts.

During the Predecessor Six Month Period, $(650) was recorded as unrealized losses to other comprehensive income related to hedged foreign currency exchange contracts.  During the Predecessor Six Month Period, the Company recorded realized (loss) of $(334) in other expense related to the settlement of hedged foreign exchange contracts.

The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

		June 30, 2014 U.S. Dollar Amount	December 31, 2013 U.S. Dollar Amount
Derivatives designated as hedging instruments:	Assets Balance Sheet Location

Foreign exchange contracts	Other current assets	$-	$163

Total derivative contracts		$-	$163

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

     The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

		Fair Value Measurement Using
	June 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$56,767	$56,767	$-	$-
Available for sale equity securities	2,315	1,507	808	-
Total	$59,082	$58,274	$808	$-

Liability Category
Long term contingent consideration	$58,600	$-	$-	$58,600

		Fair Value Measurement Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$78,633	$78,633	$-	$-
Available for sale equity securities	2,302	1,470	832	-
Derivatives	163	-	163	-
Total	$81,098	$80,103	$995	$-

Liability Category
Long term contingent consideration	$34,800	$-	$-	$34,800

      Money market accounts are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets.  Available for sale equity securities are included in other long term assets in the Condensed Consolidated Balance Sheets.

      As discussed in Note 2 - "Acquisitions of Businesses", the long term contingent consideration represents a potential liability up to $100,000 tied to achievement of EBITDA and stock trading price performance metrics over a seven year period in connection with the MacDermid Acquisition. The fair value of the long term contingent consideration was derived using the income approach with unobservable inputs, which included 1) future forecasts and present value assumptions for the EBITDA component and 2) the fair value of Common Stock and related volatility using a Monte Carlo simulation for the Share Price component and there was little or no market data associated with either component. The Company assessed the fair values of the liabilities as of date of the MacDermid Acquisition date and will assess quarterly thereafter until settlement in December 2020.

Nonrecurring Fair Value Measurements

       The following table presents the carrying value and estimated fair value of the Company’s first lien credit facility:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

First lien credit facility, including current portion	$747,450	$747,450	$751,225	$752,637

    In accordance with the provisions of FASB ASC Topic 350, “Intangibles – Goodwill and Other” other intangible assets with carrying amounts of $4,300 in the Graphic Solutions segment were written down to their implied fair values of $3,900 using Level 3 inputs, resulting in intangible asset impairment charges of $400. These impairment charges were included in selling, technical, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations for the Predecessor Quarterly and Six Month Periods.

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held. Level II equity securities are measured using quoted prices for similar instruments in active markets.

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

 11.  STOCKHOLDERS’ EQUITY

Successor

Amendment to Certificate of Incorporation

    On June 12, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from two hundred million (200,000,000) to four hundred million (400,000,000) shares of Common Stock.

Founder Preferred Shares

     On April 25, 2013, the Company issued one preferred share each to Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd, our founder entities (collectively, the “Founders”), for $20.00. In connection with the initial public offering on May 22, 2013, the Founders purchased an additional 1,999,998 preferred shares (“Preferred” shares or stock; $0.01 par value) for $20,000. The preferred shares have certain voting rights.  Beginning in 2014, the holders of the Preferred stock are entitled to receive a dividend in the form of shares of Common Stock equal to 20% of the appreciation of the market price of common shares multiplied by total initial offering shares (90,500,000 shares). In the first year a dividend is payable (if any), the dividend amount will be calculated at the calendar year-end based on the last ten trading days volume weighted average share price (the “Dividend Price) compared to the initial offering price of $10.00 per ordinary share. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest Dividend Price previously used in calculating the Preferred stock dividends. Dividends are paid for the term the Preferred stock is outstanding. The Preferred shares may be converted into ordinary shares on a one for one basis (i) automatically in the event of a change of control of the Company following an acquisition, (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition (December 31, 2020, (extendable by the Board of Directors for three additional years)), or (iii) at the option of the holder until December 31, 2020.  No shares were issued or dividends paid in the Successor Quarterly or Six Month Period. Although not finally determinable until December 31, 2014, had the closing price for the Company’s Common Stock on June 30, 2014 been used, a dividend of approximately 11.3 million shares would have been issued to the Founders.

Common Shares

       In connection with the initial public offering on May 22, 2013, the Company issued 88,500,000 common shares (no par value) for gross proceeds of $885,000. Also, on May 22, 2013, the Company issued an aggregate of 29,500 common shares to non-founder directors for $10.00 per share. Each common share has voting rights and winding-up rights.

       Each of the 2,000,000 Preferred shares, 88,500,000 common shares issued in connection with the initial public offering as well as the 29,500 common shares issued to the non-founder directors was issued with a warrant (90,529,500 warrants in aggregate), entitling the holder of each warrant to purchase one-third of common shares with a strike price of $11.50 per common share. Each warrant was exercisable until three years from the date of an acquisition, unless mandatorily redeemed by the Company. The warrants were mandatorily redeemable by the Company at a price of $0.01 should the average market price of a common share exceed $18.00 for 10 consecutive trading days.  In order to fund a portion of the cash consideration for the MacDermid Acquisition in November 2013, the Company conducted an offer to issue shares of Common Stock of the Company in exchange for $10.50 and 3 warrants, up to a maximum of half of the warrants outstanding (the Warrant Exchange Offer”) in which 40,386,840 warrants (representing $141,354 in cash) were exercised and 13,462,280 underlying shares of Common Stock were issued.  In conjunction with the Warrant Exchange Offer not being fully subscribed, on November 13, 2013, the Company issued 380,952 shares at $10.50 per share to the Founders and issued 190,476 shares each to two of its independent directors at $10.50 per share.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In connection with the MacDermid Acquisition, the Company agreed to apply to list its shares on the NYSE and to change its jurisdiction of incorporation from the British Virgin Islands to Delaware, (the “Domestication”).  The Company filed a registration statement on Form S-4 with the SEC to effect these changes.  The registration statement was declared effective on January 22, 2014 and on that same date the Company completed its Domestication. On January 23, 2014, the Company’s Common Stock began trading on the NYSE under the ticker symbol “PAH.” On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the MacDermid Savings Plan, the Company acquired the remaining approximately 3% of the MacDermid Plan Shares for approximately $2,600 in cash (which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s Common Stock.

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

    On March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. The Company fixed April 3, 2014 as the date of the mandatory redemption of the warrants, and accordingly, on or after that date, holders of warrants had no further rights with regard to such warrants except to receive $0.01 per warrant. During the Successor Quarterly Period, 3,755,232 warrants were exercised for 1,251,744 shares of Common Stock resulting in proceeds to the Company of $14,395. During the Successor Six Month Period, the Company issued 16,244,694 shares of Common Stock in connection with the exercise of a total of 48,734,082 warrants resulting in proceeds to the Company of $186,814. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.

     On May 20, 2014, the Company issued to certain investors, an aggregate of 15,800,000 shares of the Company’s Common Stock for an aggregate consideration of $300,200, gross of transaction costs of approximately $13,433, through the Private Placement. Such shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued pursuant to an exemption from registration provided under Section 4(a)(2) of the Securities Act.  On May 23, 2014, we filed a resale registration statement on Form S-1, which registered an aggregate of 14,825,000 shares of the Company’s Common Stock acquired in the Private Placement. Such registration statement, as amended on June 13, 2014, was declared effective on June 19, 2014 and the 14,825,000 shares covered by such registration statement were eligible for resale in the public market immediately after the effective date of such registration statement.

Non-Controlling Interest

    As described more fully in Note 2 – “Acquisitions of Businesses”, in connection with the MacDermid Acquisition, certain sellers elected to receive shares of common stock of Platform’s subsidiary PDH (the “PDH Common Stock”) representing approximately $97,500, which is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 and will continue to be until such time as it is exchanged for Platform’s Common Stock. Approximately $1,314 and $3,068 of net income has been allocated to the non-controlling interest for the three and six months ended June 30, 2014, respectively, and is included in the accompanying Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

A reconciliation of consolidated changes in equity for the Successor Six Month Period, the Platform Preacquisition Period and the Predecessor Six Month Period is as follows:

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity

Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212,038	$(194,222)	$1,265	$1,019,081	$96,021	$1,115,102
Impact of Domestication	-	20	-	1,016	(1,036)	-	-	-	-	-
Issuance of common shares @ $11.00 per share on January 5, 2014	-	-	3,959	-	44	-	-	44	-	44
Exercise of warrants for common shares @ $11.50 per share	-	-	16,244,694	163	186,652	-	-	186,815	-	186,815
Issuance of common shares @$19.00 per share in connection with Private Placement Offering			15,800,000	158	300,042	-	-	300,200	-	300,200
Issuance costs in connection with Private Placement Offering	-	-	-	-	(13,433)	-	-	(13,433)	-	(13,433)
Issuance of common shares @$11.00 per share in connection with 401(k) Exchange Agreement	-	-	1,670,386	16	18,358	-	-	18,374	-	18,374
Recovery of short swing profits, net	-	-	-	-	515	-	-	515	-	515
Equity compensation expense	-	-	-	-	303	-	-	303	-	303
Net (loss) income	-	-	-	-	-	(7,794)	-	(7,794)	3,334	(4,460)
Foreign currency translation adjustments	-	-	-	-	-	-	22,975	22,975	14	22,989
Pension and postretirement plans, tax benefit of $11	-	-	-	-	-	-	228	228	-	228
Derivatives valuation, net of tax benefit of $63	-	-	-	-	-	-	(100)	(100)	-	(100)
Unrealized gain on available for sale equity securities, net of tax provision of $2	-	-	-	-	-	-	4	4	-	4
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(380)	(380)
Balance at June 30, 2014	2,000,000	$20	137,290,980	$1,353	$1,703,483	$(202,016)	$24,372	$1,527,212	$98,989	$1,626,201

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at April 23, 2013 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of preferred shares @ $10.00 per share on April 25, 2013	2	-	-	-	-	-	-
Issuance of preferred shares @ $10.00 per share with matching warrants on May 22, 2013 along with 2 matching warrants matching with previously issued preferred shares	1,999,998	-	-	-	20,000	-	20,000
Issuance of common shares @ $10.00 per share with matching warrants on May 22, 2013	-	-	88,529,500	-	885,296	-	885,296
Equity offering cost	-	-	-	-	(24,078)	-	(24,078)
Equity compensation expense	-	-	-	-	49	-	49
Net loss	-	-	-	-	-	(80)	(80)
Balance at June 30, 2013	2,000,000	$-	88,529,500	$-	$881,267	$(80)	$881,187

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Predecessor
	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Additional Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total Stockholders' Equity	Non- controlling interest	Total equity (deficit)
Balance at December 31, 2012	$525,027	$-	$50,000	$2,318	$(273,086)	$(30,270)	$(1,264)	$272,725	$(288)	$272,437
Net income	-	-	-	-	9,393	-	-	9,393	180	9,573
Equity compensation	-	-	-	78	-	-	-	78	-	78
Accrual of paid in kind dividend on cumulative preferred shares	20,805	267	-	-	(21,072)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(22,009)	-	(22,009)	(32)	(22,041)
Derivatives valuation, net of tax benefit of $227	-	-	-	-	-	(423)	-	(423)	-	(423)
Unrealized loss on available for sale equity securities, net of tax expense of $17	-	-	-	-	-	32	-	32	-	32
Shares repurchased	(500,000)	-	-				(8)	(500,008)	-	(500,008)
Shares exchanged	(44,977)	44,977	-					-	-	-
Shares canceled	(855)	-	(417)				1,272	-	-	-
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	-	(304)	(304)
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	17	17
Balance at June 30, 2013	$-	$45,244	$49,583	$2,396	$(284,765)	$(52,670)	$-	$(240,212)	$(427)	$(240,639)

    The income tax benefit (provision) allocated to the components of other comprehensive income for the Successor and Predecessor Quarterly and Six Month Periods is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Foreign currency translation adjustment	$-	$-	$-	$-
Unrealized gain loss on available for sale securities	(20)	33	(2)	(17)
Pension and postretirement plans	-	-	11	-
Derivative valuation	73	(45)	63	227
Income tax benefit (provision) related to other comprehensive income	$53	$(12)	$72	$210

12.  EARNINGS PER SHARE

         A computation of the weighted average shares outstanding for the Successor Quarterly and Six Month Periods and Platform Preacquisition Period follows.

(in thousands)	Three months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	Six months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013
Net income attributable to common shareholders	$(376)	$(80)	$(7,794)	$(80)

Basic weighted average common shares outstanding	128,595	88,529	117,937	88,529

Dilutive weighted average common shares outstanding 1	128,595	88,529	117,937	88,529

1 No share adjustments are included in the dilutive weighted average shares outstanding computation as each period was a net loss.

       The following weighted-average stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands).

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	Three months ended June 30, 2014	Six months ended June 30, 2014

Number of shares contingently issuable for founder preferred share dividend rights	11,279	11,279
Number of shares issuable upon conversion of the PDH non-controlling interest	8,775	8,775
Number of shares issuable upon conversion of founder preferred shares	2,000	2,000
Number of shares contingently issuable for the contingent consideration	713	713
Number of warrants	-	2,243
Number of shares issuable upon conversion of the 401k exchange rights	-	544
Number of stock options	88	80
Number of restricted stock shares and units	2	1
	22,857	25,635

13. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

Asset Retirement Obligations

       The Company has recognized asset retirement obligations (“AROs”) for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. At June 30, 2014 and December 31, 2013, the Company has accrued $5,364 and $4,765, respectively, for its AROs at sites in the U.S., Europe and Japan.  The AROs are classified in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 as follows:

	June 30, 2014	December 31, 2013
Accrued expenses and other current liabilities	$463	$69
Other long-term liabilities	4,901	4,696
	$5,364	$4,765

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

      Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of June 30, 2014 and December 31, 2013, $2,250 and $2,896, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs.  Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of June 30, 2014 and December 31, 2013 would not be material to the Company’s consolidated financial position, results of operations or cash flows.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Legal Proceedings

          On July 8, 2014, a federal court jury found in favor of MacDermid Printing Solutions LLC ("MPS") in litigation against Cortron, Inc. (“Cortron”) and awarded MPS $3,941 in anti-trust damages; $7,904 in breach of contract damages; $3,791 and additional punitive damages for misappropriation of trade secrets, and $11,875 plus additional punitive damages for unfair trade practices. The actual aggregate amount of damages, including the amount of punitive damages and an award of attorney fees will be determined by the presiding judge after post-trial briefing by the parties. Cortron may appeal the verdict; accordingly, MPS's ability to collect on the judgment is uncertain.  All proceeds from this litigation are subject to the pending litigation provisions of the Platform Business Combination Agreement as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

        From time to time, the Company is involved in various legal proceedings in the normal course of its business. Management believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2014 and December 31, 2013, the Company has reserved approximately $3,293 and $2,881, respectively, for its outstanding legal proceedings.

14. INCOME TAXES

       The tax impact of the year to date fair value adjustment to the long term contingent consideration liability was recorded in the interim periods as a reliable estimate of the full year adjustment could not be reasonably made.  Additionally, unrecognized tax benefits of approximately $7.6 million may be recognized within the next 12 months.

       The Company has historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from several non-U.S. subsidiaries.  The indefinite reversal criterion of ASC 740-30-25 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

       In June 2014, the Company determined that approximately $23.7 million of certain foreign subsidiaries’ undistributed net earnings would now be indefinitely reinvested in operations outside the United States.  These earnings will provide the Company an opportunity to reinvest in the existing international business and provide funding for future acquisitions outside of the United States.  As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $4.5 million as a discrete item in the second quarter.

15.  RELATED PARTY TRANSACTIONS

      Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder, including certain officers of MacDermid, executed a RHSA with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for PDH Common Stock of Platform’s subsidiary PDH, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition as discussed further in Note 2 – “Acquisitions of Businesses”. Immediately prior to the closing of the MacDermid Acquisition, members of MacDermid management and certain affiliates, including certain officers of MacDermid, contributed all or a portion of their MacDermid Holdings interests to Tartan Holdings, LLC, a newly-formed Delaware limited liability company (“Tartan”), and Tartan agreed to receive the PDH Common Stock in exchange for such MacDermid Holdings equity interests. The resulting noncontrolling interest percentage for the Retaining Holders was 6.76%.

     Pursuant to an Advisory Services Agreement between the Company and Mariposa Capital, LLC, an affiliate of one of our Founders, (“Mariposa”), advisory fees paid to Mariposa, for the Successor Quarterly and Six Month Periods were $500 and $1,000, respectively.

     On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square Capital Management, L.P. (“Pershing Square”), the beneficial owner of approximately 24.3% of the Company’s outstanding shares as of June 30, 2014. Those shares were acquired by Pershing Square in the initial public offering and the Warrant Exchange Offer. Pursuant to the agreement, for so long as any of the included funds managed by Pershing Square holds any Platform shares, the Company agreed to cooperate with such holders’ reasonable requests to facilitate any proposed sale of shares by the requesting holder(s) in accordance with the provisions of Rule 144 or any successor rule (“Rule 144”) promulgated under the Securities Act, including, without limitation, by complying with the current public information requirements of Rule 144 and providing opinions of counsel, to the extent required. Additionally, the Company agreed that promptly after becoming eligible to utilize a Form S-3 registration statement, the Company will file with the SEC a registration statement on Form S-3 registering (among other securities) the resale of the Company shares held by the holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after its filing. The Company’s obligations under the registration rights agreement shall terminate on the earlier of (i) the date on which all of a holder’s shares have been sold, and (ii) the date on which all of a holder’s shares may be sold pursuant to Rule 144 without volume or other restrictions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

     For the three and six months ended June 30, 2013, the Company paid management fees of $102 and $204, respectively, to Court Square Capital Partners II LP, a Predecessor investor.

     For the three and six months ended June 30, 2013, the Company paid management fees to Weston Presidio, a Predecessor investor, of $23 and $47, respectively.

 16.  RESTRUCTURING ACTIVITIES

      During both the three and six months ended June 30, 2014, the Company recorded $404 of restructuring expense relating to the elimination of certain positions in both the Graphic Solutions and the Performance Materials segments. During the three and six months ended June 30, 2013, the Company recorded $46 and $1,652, respectively, of restructuring expense primarily relating to the elimination of certain positions in both the Graphic Solutions and the Performance Materials segments.  As of June 30, 2014, the Company has accrued restructuring costs of $1,325 that are anticipated to be paid out in the next twelve months.

      Restructuring expense was as follows for the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Severance and other benefits	$404	$46	$404	$1,652
Total restructuring expense	$404	$46	$404	$1,652

   The activity in the restructuring liabilities for the Successor and Predecessor Six Month Periods was as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

		For the Successor Period
Successor	Balance, December 31, 2013	Charges to Expense	Cash Payments	Non-cash Adjustments	Balance, June 30, 2014
Graphic Solutions:
Severance and other benefits	$699	$179	$(291)	$-	$587
Total Graphics Solutions	699	179	(291)	-	587

Performance Materials:
Severance and other benefits	1,330	225	(741)	(76)	738
Total Performance Materials	1,330	225	(741)	(76)	738

Total restructuring liability	$2,029	$404	$(1,032)	$(76)	$1,325

		For the Predecessor Period
Predecessor	Balance, December 31, 2012	Charges to Expense	Cash Payments	Non-cash Adjustments	Balance, June 30, 2013
Graphic Solutions:
Severance and other benefits	$-	$1,508	$(643)	$-	$865
Total Graphics Solutions	-	1,508	(643)	-	865

Performance Materials:
Severance and other benefits	632	144	(112)	(9)	655
Total Performance Materials	632	144	(112)	(9)	655

Total restructuring liability	$632	$1,652	$(755)	$(9)	$1,520

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

        The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net Sales:
Performance Materials	$147,129	$145,274	$290,240	$284,098
Graphic Solutions	42,003	44,718	82,618	88,026
Consolidated net sales	189,132	189,992	372,858	372,124

Operating profit (loss):
Performance Materials	16,641	27,115	25,480	48,563
Graphic Solutions	(11,035)	9,517	(15,882)	17,845
Consolidated operating profit	$5,606	$36,632	$9,598	$66,408

18.  SUBSEQUENT EVENTS

On August 4, 2014, MacDermid Agricultural Solutions Holdings B.V., a limited liability company incorporated and organized under the laws of the Netherlands and a wholly-owned subsidiary of  Platform, as the purchaser (the “Purchaser”), and Platform, as guarantor, entered into an agreement (the “Agreement”) with a representative (the “Vendor”) of Percival S.A., a  société anonyme incorporated and organized under the laws of Belgium (“Percival”), pursuant to which the Purchaser agreed to acquire Percival, including Percival’s agrochemical business that does business under the Agriphar trade name and which product portfolio includes a wide range of herbicide, fungicides and insecticides (the “Agriphar Acquisition”), for €300 million, consisting of €285 million in cash, subject to working capital and other adjustments, and a number of shares of  Common Stock equal to the U.S. Dollar equivalent of €15 million (the “Shares”).

The Vendor agreed not to transfer the Shares prior to January 2, 2018 without the prior written consent of the Purchaser; it being understood that (i) as of January 2, 2016, the Vendor may freely transfer a maximum of 1/3 of the Shares, and (ii) as of January 2, 2017, the Vendor may freely transfer a maximum of an additional 1/3 of the Shares, subject to the terms and provisions of a solvency letter described in the Agreement. Platform has agreed to guarantee to the Vendor the due and punctual performance and observance by the Purchaser of all its obligations under the Agreement.

The Agriphar Acquisition is expected to close no later than December 31, 2014, subject to the satisfaction or waiver of certain customary and other closing conditions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our adjusted earnings per share, expected or estimated revenue, the outlook for Platform’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin improvement requirement and expansion, organic net sales growth, bank debt covenants, the success of new product introductions, growth in costs and expenses, the impact of commodities and currencies and Platform’s ability to manage its risk in these areas, and the impact of acquisitions, divestitures, restructuring and other unusual items, including Platform’s ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated and future acquisitions. Platform generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words.  Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, and elsewhere in this report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports to the SEC.

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

We are a global producer of high technology specialty chemical products and provider of technical services. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “asset lite, high touch” philosophy, which involves dedicating extensive resources to research and development and highly technical, post-sale customer service, while limiting our investments in fixed assets and capital expenditures. To date, Platform has completed one acquisition, the MacDermid Acquisition, on October 31, 2013, and announced the Chemtura Acquisition on April 16, 2014, and the proposed acquisition of Percival S.A., (“Percival”) including Percival’s agrochemical business that does business under the Agriphar trade name on August 6, 2014, which are both expected to close in the fourth quarter of 2014, subject to customary closing conditions.

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

Performance Materials—Our Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries. We operate in the Americas, Asia and Europe. Our products include surface and coating materials and water-based hydraulic control fluids. In conjunction with the sale of these products, we provide extensive technical service and support to ensure superior performance of their application. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. To better serve customers in these markets, we have developed state-of-the-art facilities in São Paulo and Paraná, Brazil and Suzhou, China. We have approximately 550 personnel and three manufacturing facilities in Asia and remain focused on further increasing our presence in the region.

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

For financial information about our operating segments, see Note 17 - “Segment Information” to our Condensed Consolidated Financial Statements included herein.

        The following is a discussion of our financial condition and results of operations during the three months ended June 30, 2014 (the “Successor Quarterly Period”), the six months ended June 30, 2014 (the “Successor Six Month Period”), the three months ended June 30, 2013 (the “Predecessor Quarterly Period”) and the six months ended June 30, 2013 (the “Predecessor Six Month Period”) and for Platform, prior to the completion of the MacDermid Acquisition, for the period from Inception (April 23, 2013) through June 30, 2013 (the “Platform Preacquisition Period”). We did not own MacDermid for the Predecessor Quarterly Period, Predecessor Six Month Period or Platform Preacquisition Period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Three Months Ended June 30, 2014 versus the Three Months Ended June 30, 2013

Net Sales

     Net sales of approximately $189.1 million in the Successor Quarterly Period decreased by $0.9 million, or 0.5%, compared to the Predecessor Quarterly Period. Net sales for the Successor Quarterly Period were favorably impacted by foreign currency translation of approximately $2.5 million as compared to the Predecessor Quarterly Period. Net sales of new products, which represent opportunities to enter markets adjacent to those we currently serve, was $22.4 million for the Successor Quarterly Period, compared to $18.6 million for the Predecessor Quarterly Period. Net sales decreased primarily due to decreased sales in the Graphic Solutions segment as a result of lower demand for newspaper plating products. We not only periodically introduce new products to market, but also continuously modify our existing products, often at the request of, or in collaboration with, customers.

    Net sales in the Performance Materials segment in the Successor Quarterly Period increased by $1.8 million, or 1.2%, as compared to the Predecessor Quarterly Period. The increase in net sales is primarily attributable to strong demand for core industrial and film products in Europe during the Successor Quarterly Period. These increases were partially offset by a reduction in sales of offshore production control fluids as compared to the Predecessor Quarterly Period. Net sales in the Graphic Solutions segment decreased in the Successor Quarterly Period by $2.7 million, or 6.1%, as compared to the Predecessor Quarterly Period. The decrease in net sales is primarily attributable to lower demand for newspaper plating products.

    By region, net sales in the Americas, Asia and Europe in the Successor Quarterly Period were $66.9 million, $52.8 million and $69.4 million, respectively. In the Predecessor Quarterly Period, net sales in the Americas, Asia and Europe were $72.6 million, $53.2 million and $64.2 million, respectively. Sales volumes, including the favorable foreign currency impact, were lower in the Americas in the Successor Quarterly Period primarily from the Graphic Solutions segment and lower offshore sales volume as previously discussed which was partially offset by an increase in European sales mainly attributable to higher demand for our core industrial and film products.

     Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the Successor Quarterly Period compared to the Predecessor Quarterly Period.

Cost of Sales

    Cost of sales decreased $1.0 million, or 1.1%, in the Successor Quarterly Period compared to the Predecessor Quarterly Period. The decrease primarily corresponds to lower sales volume. As a percentage of net sales, cost of sales for the Successor Quarterly Period was 48.9% as compared to 49.2% in the Predecessor Quarterly Period.

Gross Profit

     Gross profit increased in the Successor Quarterly Period by $0.1 million, or 0.2%, as compared to the Predecessor Quarterly Period and was favorably impacted by foreign currency translation of approximately $1.0 million as compared to the Predecessor Quarterly Period. Our gross margin was 51.1% in the Successor Quarterly Period as compared to 50.8% for the Predecessor Quarterly Period with the increase primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

     Selling, technical, general and administrative expense increased in the Successor Quarterly Period by $30.8 million, or 57.0%, as compared to the Predecessor Quarterly Period. The increase in selling, technical, general and administrative expense is primarily attributable to a fair value adjustment to the long-term contingent consideration liability of $10.8 million, incremental amortization expense on newly valued intangible assets associated with the MacDermid Acquisition of approximately $9.3 million and  transaction costs primarily in connection with the Chemtura Acquisition of approximately $10.1 million in the Successor Quarterly Period. Excluding these adjustments, selling, technical, general and administrative expense as a percentage of net sales was 28.8% in the Successor Quarterly Period and 28.5% in the Predecessor Quarterly Period.

Research and Development Expense

      Research and development expense was relatively consistent in both the Successor and Predecessor Quarterly Periods and was 3.1% as a percentage of net sales in both periods.

Operating Profit (Loss)

     Operating profit for the Performance Materials segment in the Successor Quarterly Period decreased by $10.4 million, or 38.5%, as compared to the Predecessor Quarterly Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $17.2 million associated with the MacDermid and Chemtura Acquisitions. Excluding these incremental expenses operating profit in the Performance Materials segment would have increased by approximately $6.8 million in the Successor Quarterly Period primarily due to increases from higher margins on electronics industry products sold in Asia and core industrial and film products sold in Europe.

     Operating profit for the Graphic Solutions segment in the Successor Quarterly Period decreased by $20.5 million, or 216.4%, as compared to the Predecessor Quarterly Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $15.3 million associated with the MacDermid and Chemtura Acquisitions. Excluding these incremental expenses operating profit in the Graphic Solutions segment would have decreased by approximately $5.2 million in the Successor Quarterly Period primarily due to the lower sales volume of newspaper plating products in the Successor Quarterly Period.

Restructuring Expense

    Restructuring expense in the Successor Quarterly Period was $0.4 million and was primarily associated with severance charges related to the elimination of certain positions in both the Performance Materials and Graphic Solutions segments in the Americas. Restructuring charges in the Predecessor Quarterly Period were not material.

Interest Expense, net

     Interest expense, net decreased in the Successor Quarterly Period by $5.2 million, or 40.3%, as compared to the Predecessor Quarterly Period. The decrease in interest expense is primarily attributable to lower debt balances outstanding in the Successor Quarterly Period as compared to the Predecessor Quarterly Period.

Loss on Extinguishment of debt

     In the Predecessor Quarterly Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes. This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.

Other (Expense) Income, net

    Other expense decreased by $2.5 million in the Successor Quarterly Period as compared to the Predecessor Quarterly Period. The decrease was primarily due to a reduction of mark to market losses on foreign currency denominated debt of $2.3 million as compared to the Predecessor Quarterly Period.

Income Tax

     The income tax benefit was $4.1 million for the Successor Quarterly Period compared to a tax expense of $7.8 million for the Predecessor Quarterly Period.  The primary drivers of the difference between the statutory rate of 35% and the Company's effective tax rate for the Successor and Predecessor Quarterly Periods of 158.23% and 388.75%, respectively is as follows. The tax benefit for the Successor Period was increased by ($4.2) million for a change in assertion that certain foreign earnings will no longer be repatriated to the US and for the imposition of foreign taxes at different rates ($3.8) million.  The benefit was decreased for the full tax impact of the non-deductible portion of the fair value adjustment to the long term contingent liability of $2.8 million and changes in tax reserves $1 million. The tax expense in the Predecessor Quarterly Period was increased for non-deductible expenses related to the retirement of bonds $6.6 million, changes in tax reserves $0.9 million and decreased by ($1.3) million for the imposition of foreign taxes at different rates.  The tax impact of the year to date fair value adjustment to the long term contingent consideration liability was fully recorded in the interim period as reliable estimates of the full year adjustment could not be reasonably made.

Six Months Ended June 30, 2014 versus the Six Months Ended June 30, 2013

Net Sales

    Net sales of approximately $372.9 million in the Successor Six Month Period increased by $0.7 million, or 0.2%, compared to the Predecessor Six Month Period. Net sales for the Successor Six Month Period were also favorably impacted by foreign currency translation of approximately $2.3 million as compared to the Predecessor Six Month Period. The increase in Net Sales was primarily attributable to an increase in net sales of the Performance Materials segment due to strong demand for industrial and film products in Europe and higher sales of electronic products in Asia. We believe that net sales of new products, which represent opportunities to enter markets adjacent to those we currently serve, was $43.7 million for the Successor Six Month Period, compared to $36.4 million for the Predecessor Six Month Period.

    Net sales in the Performance Materials segment in the Successor Six Month Period increased by $6.1 million, or 2.1%, as compared to the Predecessor Six Month Period. The increase in net sales is primarily attributable to strong demand for core industrial and film products in Europe and higher sales of electronic products in Asia during the Successor Six Month Period. These increases were partially offset by lower sales of offshore fluids as compared to the Predecessor Six Month Period. Net sales in the Graphic Solutions segment decreased in the Successor Six Month Period by $5.4 million, or 6.1%, as compared to the Predecessor Six Month Period. The decrease in net sales is primarily attributable to lower demand for newspaper plating products.

    By region, net sales in the Americas, Asia and Europe in the Successor Six Month Period were $132.6 million, $102.7 million and $137.6 million, respectively. In the Predecessor Six Month Period, net sales in the Americas, Asia and Europe were $141.7 million, $102.1 million and $128.3 million, respectively. Sales volumes, including the favorable foreign currency impact, were lower in the Americas in the Successor Six Month Period primarily from the Graphic Solutions segment and lower offshore sales volume which was partially offset by an increase in European sales mainly attributable to higher demand for our core industrial and film products.

    Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the Successor Six Month Period compared to the Predecessor Six Month Period.

Cost of Sales

    Cost of sales increased $9.7 million, or 5.3%, in the Successor Six Month Period compared to the Predecessor Six Month Period. The increase is primarily due to the $12.0 million elimination of manufacturer’s profit in inventory charged to cost of sales related to the purchase accounting fair value adjustments to inventory associated with the MacDermid Acquisition in the first three months of 2014. Excluding this charge, cost of sales as a percentage of net sales for the Successor Six Month Period was 48.3% as compared to 49.0% in the Predecessor Six Month Period.

Gross Profit

    Gross profit decreased in the Successor Six Month Period by $8.9 million, or 4.7%, as compared to the Predecessor Six Month Period. The decrease in gross profit is primarily attributable to the elimination of manufacturer’s profit in inventory charged to cost of sales in connection with the MacDermid Acquisition as previously discussed. Excluding this charge, our gross margin was 51.7% in the Successor Six Month Period as compared to 51.0% for the Predecessor Six Month Period with the increase primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

     Selling, technical, general and administrative expense increased in the Successor Six Month Period by $48.8 million, or 44.3%, as compared to the Predecessor Six Month Period. The increase in selling, technical, general and administrative expense is primarily attributable to a fair value adjustment to the long-term contingent consideration liability of $23.8 million and incremental amortization expense on acquired intangible assets associated with the MacDermid Acquisition of approximately $15.9 million. Additionally, we incurred transaction costs primarily in connection with the Chemtura Acquisition of approximately $10.1 million in the Successor Six Month Period. Excluding these adjustments, selling, technical, general and administrative expense as a percentage of net sales was 29.2% and 29.6% in the Successor and Predecessor Six Month Periods, respectively.

Research and Development Expense

     Research and development expense increased by $0.3 million in the Successor Six Month Period as compared to the Predecessor Six Month Period and was 3.2% as a percentage of net sales in both periods.

Operating Profit

     Operating profit for the Performance Materials segment in the Successor Six Month Period decreased by $23.0 million, or 47.5%, as compared to the Predecessor Six Month Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $33.1 million associated with the MacDermid and Chemtura Acquisitions. Excluding these incremental expenses operating profit in the Performance Materials segment would have increased by approximately $10.1 million in the Successor Six Month Period primarily due to increases from higher margins on electronics industry products sold in Asia and core industrial and film products sold in Europe.

     Operating profit for the Graphic Solutions segment in the Successor Six Month Period decreased by $33.7 million, or 189.2%, as compared to the Predecessor Six Month Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $31.3 million associated with the MacDermid and Chemtura Acquisitions. Excluding these incremental expenses operating profit in the Graphic Solutions segment would have decreased by approximately $2.4 million in the Successor Six Month Period primarily due to the lower sales volume of newspaper plating products in the Successor Six Month Period.

Restructuring Expense

    Restructuring expense in the Successor Six Month Period was $0.4 million and was primarily associated with severance charges related to the elimination of certain positions in both the Performance Materials and Graphic Solutions segments in the Americas. Restructuring expense in the Predecessor Six Month Period was approximately $1.7 million and was primarily associated with restructuring charges related to the elimination of certain positions in the Graphic Solutions segment in the Americas.

Interest Expense, net

     Interest expense, net decreased in the Successor Six Month Period by $9.1 million, or 37.3%, as compared to the Predecessor Six Month Period. The decrease in interest expense is primarily attributable to lower debt balances outstanding in the Successor Six Month Period as compared to the Predecessor Six Month Period.

Loss on Extinguishment of debt

      In the Predecessor Six Month Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes. This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.

Other (Expense) Income, net

     Other income decreased by $1.2 million in the Successor Six Month Period as compared to the Predecessor Six Month Period primarily due to a reduction of mark to market gains on foreign currency denominated debt.

Income Tax

     The income tax benefit was $2.0 million for the Successor Six Month Period compared to a tax expense of $14.1 million for the Predecessor Six Month Period.  The primary drivers of the difference between the statutory rate of 35% and the Company's effective tax rate for the Successor and Predecessor Six Month Periods of 30.51% and 59.51%, respectively is as follows. The tax benefit for the Successor Six Month Period increased for the imposition of foreign taxes at different rates ($4.5) million, and ($4.5) million for a change in assertion that certain foreign earnings will no longer be repatriated to the U.S. and decreased for the full tax impact of the non-deductible portion of the fair value adjustment for the long term contingent liability of $6.2 million and changes in reserves $1.8 million.  The tax expense in the Predecessor Six Month was increased for non-deductible expenses related to the retirement of bonds $6.6 million and decreased for the imposition of foreign taxes at different rates of ($2.4) million. The tax impact of the year to date fair value adjustment to the long term contingent consideration liability was fully recorded in the interim period as reliable estimates of the full year adjustment could not be reasonably made.

Liquidity and Capital Resources

Our primary sources of liquidity in the Successor Six Month Period were cash raised from the Private Placement, the Warrant Exchange Offer and cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expense, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. At June 30, 2014, we had $643 million in cash and cash equivalents in addition to an unused line of credit of approximately $49 million.

        Of our $643 million of cash and cash equivalents at June 30, 2014, $68.2 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to materially impact our liquidity. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of June 30, 2014, we had the ability to repatriate $17.2 million of cash at our discretion from the foreign subsidiaries and branches while the remaining balance of $51.0 million was held at subsidiaries in which earnings are considered permanently reinvested.  Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations. Additionally, the Company deposited $315 million into an escrow account on July 3, 2014, which is restricted to the financing of the Chemtura Acquisition.

       On May 20, 2014, we issued and sold to certain investors, all of whom qualify as “accredited investors” (as such term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”)), an aggregate of 15,800,000 shares of our Common Stock for an aggregate consideration of $300.2 million, gross of transaction costs of approximately $13.4 million, through the Private Placement. Such shares were not registered under the Securities Act and were issued pursuant to an exemption from the registration provided under Section 4(a)(2) of the Securities Act.  On May 23, 2014, we filed a resale registration statement on Form S-1, which registered an aggregate of 14,825,000 shares of our Common Stock acquired in the Private Placement. Such registration statement, as amended on June 13, 2014, was declared effective on June 19, 2014 and the 14,825,000 shares covered by such registration statement were eligible for resale in the public market immediately after the effective date of such registration statement.

   The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated ($ in thousands):

	For the six months ended June 30, 2014	Period from Inception (April 23, 2013) through June 30, 2013	For the six months ended June 30, 2013
(amounts in thousands)	Successor	Successor	Predecessor

Cash and cash equivalents, beginning of the period	$123,040	$-	$143,351

Cash provided by (used in) operating activities	49,214	(55)	37,247
Cash provided by (used in) investing activities	240	(359,933)	(2,630)
Cash provided by (used in) financing activities	469,966	881,218	(133,605)
Exchange rate impact on cash and cash equivalents	300	-	(1,455)

Cash and cash equivalents, end of the period	$642,760	$521,230	$42,908

Operating Activities

During the Successor Six Month Period, we generated $49.2 million in cash from operating activities primarily due to a net loss of $4.4 million offset by non-cash charge add-backs for depreciation and amortization of $38.3 million, a fair value adjustment to the long-term contingent consideration liability of $23.8 million and the elimination of the final portion of the manufacturer’s profit in inventory in connection with the MacDermid Acquisition of $12.0 million. These favorable changes were partially offset by a non-cash deferred tax benefit of $13.8 million, lower accrued expenses of $5.4 million primarily from payments of deferred compensation made during the Successor Six Month Period in addition to higher accounts receivable of $2.0 million due to timing of sales as compared to the Predecessor Six Month Period.

During the Predecessor Six Month Period, we generated $37.2 million in cash from operating activities primarily due to net income of $9.6 million, non-cash charges for depreciation and amortization of $19.7 million and loss on extinguishment of debt of $18.8 million. These increases were partially offset by unfavorable changes in accounts receivable of $10.6 million mainly from slower collections and accrued expenses of $3.4 million primarily from higher interest payments made in the Predecessor Six Month Period.

       The Company’s management uses days sales outstanding (“DSO”) to measure how efficiently it manages the billing and collection of accounts receivable. We calculate DSO by dividing the product of 360 and its accounts receivable balance by its annualized net sales. At June 30, 2014 and December 31, 2013, DSO was 68 days and 73 days, respectively.

       The Company’s management uses days in inventory (“DII”) to calculate its efficiency at realizing inventories, which is calculated by dividing the product of 360 and its inventory balance, net of reserves, by its annualized cost of sales, excluding any intercompany sales. At June 30, 2014 and December 31, 2013, DII was 78 days and 88 days (inclusive of finished goods step-up adjustment of $35.9 million and related recognition of two-thirds of the inventory step-up in the November and December 2013 of $23.9 million in connection with the MacDermid Acquisition) , respectively. Our products generally have shelf lives that exceed one year.

Investing Activities

During the Successor Six Month Period, we generated cash from investing activities of approximately $0.2 million primarily from cash received for the working capital adjustment of $8.5 million in connection with the MacDermid Acquisition partially offset by cash payments made in connection with the 401(k) exchange settlement of $2.6 million and capital expenditures of $4.6 million.

During the Platform Preacquisition Period, we used cash from investing activities of approximately $359.9 million to purchase marketable securities.

During the Predecessor Six Month Period, we used cash from investing activities of approximately $2.6 million primarily for capital expenditures.

Financing Activities

During the Successor Six Month Period, we generated cash from financing activities of $470.0 million primarily from proceeds received from the issuance of common shares from the Private Placement, net of transaction costs, and warrant exercises of approximately $473.6 million. These were partially offset by debt repayments of $3.8 million.

During the Platform Preacquisition Period, we generated cash from financing activities of approximately $881.2 million primarily from proceeds received from issuances of common and preferred shares.

During the Predecessor Six Month Period, we used cash from financing activities of $133.6 million primarily for the repayment of long-term borrowings, including escrowed funds, of $730.3 million, in addition to the payment of debt financing fees of $12.6 million.     We also repurchased Predecessor Series A Preferred Stock and accumulated dividends of $500.0 million. Partially offsetting these uses were proceeds received from the issuance of debt in connection with a refinancing and recapitalization of $1.11 billion. Refer to Note 8 – “Debt” for further discussion pertaining to these financing activities.

Financial Borrowings

Credit Facilities

     We are party to an amended and restated credit agreement dated as of June 7, 2013 (as amended, restated and/or otherwise modified on October 31, 2013 and from time to time, the “Amended and Restated Credit Agreement”)  consisting of (i) a $755 million first lien credit facility (which we refer to as our “first lien credit facility”) and (ii) a $50.0 million revolving credit facility (which we refer to as our “revolving credit facility”, and together with our first lien credit facility, our “credit facilities”).  A portion of our revolving credit facility not in excess of $15.0 million is available for the issuance of letters of credit. As of June 30, 2014, we had approximately $747 million of indebtedness outstanding under our first lien credit facility and there were no borrowings under our revolving credit facility, other than stand-by letters of credit issued in the amount of $1.0 million which reduce the borrowings available under our revolving credit facility. Our credit facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the revolving credit facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the revolving credit facility exceeds $12.5 million at the end of any fiscal quarter. As of June 30, 2014, the Company was in compliance with the debt covenants contained in our credit facilities.

       In connection with the Chemtura Acquisition as discussed in Note 2 – “Acquisitions of Businesses,” on April 16, 2014, Platform entered into a commitment letter (the “Debt Commitment Letter”) with Barclays Bank PLC for (i) $600 million of incremental first lien term loans (the “First Lien Facility”) to be incurred under the Amended and Restated Credit Agreement and (ii) second lien term loans (the “Second Lien Facility”) in an aggregate principal amount of $120 million for the purposes of financing the Chemtura Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Debt Commitment Letter.  On July 15, 2014, Platform entered into an amended and restated Debt Commitment Letter whereby the maximum commitment under the First Lien Facility was reduced to $405 million and the Second Lien Facility commitment was eliminated. These amendments resulted from Platform’s improved cash on hand position, primarily as a result of the Private Placement completed on May 21, 2014. Unless agreed otherwise, the First Lien Facility will mature on June 7, 2020.

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

     We or our affiliates have been named as a potentially responsible party in numerous superfund sites due to historic operations. Asbestos and other hazardous substances are or may be present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of June 30, 2014, the Company has reserved approximately $3,293,000 for its outstanding legal proceedings.

Item 1A.  Risk Factors

     Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 31, 2014.

Risks Related to the Proposed Chemtura AgroSolutions Acquisition

There can be no assurance that the Chemtura AgroSolutions Acquisition will be completed.

    On April 16, 2014, we signed a Stock and Asset Purchase Agreement with Chemtura, pursuant to which we agreed to the Chemtura Acquisition.  We expect the Chemtura Acquisition to close in the fourth quarter of 2014, subject to customary closing conditions.  There can be no assurance that the acquisition will be completed.

     There are a number of risks and uncertainties relating to the Chemtura Acquisition.  For example, the Chemtura Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing.  There can be no assurance that the conditions to closing of the Chemtura Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Chemtura Acquisition.  The Stock and Asset Purchase Agreement between us and Chemtura may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Chemtura Acquisition has not been completed by November 1, 2014.  Any delay in closing or a failure to close could have a negative impact on our business and the trading price of our Common Stock.  In addition, if we fail to consummate the closing of the Chemtura Acquisition within one business day following the date the closing was required to be consummated pursuant to the terms of the Stock and Asset Purchase Agreement, solely as a result of the failure of our anticipated debt financing to be consummated (other than if such failure is a result of our breach of the Stock and Asset Purchase Agreement or the debt commitment letter we obtained in connection with the Stock and Asset Purchase Agreement), we will be obligated to pay Chemtura a cash termination fee of $49.7 million.

The due diligence undertaken in connection with the Chemtura Acquisition may not have revealed all relevant considerations or liabilities of the Chemtura Agrosolutions business (“CAS”), which could have a material adverse effect on our financial condition or results of operations.

     There can be no assurance that the due diligence undertaken by us in connection with the Chemtura Acquisition has revealed all relevant facts that may be necessary to evaluate such acquisition.  Furthermore, the information provided during due diligence may have been incomplete, inadequate or inaccurate.  As part of the due diligence process, we have also made subjective judgments regarding the results of operations, financial condition and prospects of CAS.  If the due diligence investigation has failed to correctly identify material issues and liabilities that may be present in CAS, or if we consider any identified material risks to be commercially acceptable relative to the opportunity, we may incur substantial impairment charges or other losses following the Chemtura Acquisition.  In addition, we may be subject to significant, previously undisclosed liabilities of CAS that were not identified during due diligence and which could contribute to poor operational performance and have a material adverse effect on our financial condition or results of operations.

We may fail to realize the growth prospects and other benefits anticipated from the Chemtura Acquisition.

     The success of the Chemtura Acquisition will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from the Chemtura Acquisition.  We may never realize these business opportunities and growth prospects.  The Chemtura Acquisition and related integration will require significant efforts and expenditures.  Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations.  We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take writeoffs or impairment charges and may be subject to unanticipated or unknown liabilities relating to the Chemtura Acquisition.  If any of these factors limit our ability to complete the Chemtura Acquisition and integration of operations successfully or on a timely basis, our expectations of future results of operations following the Chemtura Acquisition might not be met.

      In addition, it is possible that the integration process could result in the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Chemtura Acquisition and could harm our financial performance.

Our and CAS’ business relationships, including customer relationships, may be subject to disruption due to uncertainty associated with the Chemtura Acquisition.

      Parties with which we or CAS do business may experience uncertainty associated with the Chemtura Acquisition, including with respect to current or future business relationships with us, CAS or the combined business.  These business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, CAS or the combined business, including our competitors or those of CAS.  These disruptions could have a material adverse effect on the sales, operating results and financial condition of the combined business.  The adverse effect of such disruptions could be exacerbated by a delay in the completion of the Chemtura Acquisition or termination of the stock and asset purchase agreement between us and Chemtura.

Risks Relating to Ownership of our Common Stock

Volatility of our stock price could adversely affect our stockholders.

The market price of our Common Stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends in our markets;

•	changes in laws and regulations affecting our business;

•	material announcements by us or our competitors;

•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	the risk factors set forth in our public filings and other matters discussed therein.

Fluctuations in the price of our Common Stock could contribute to the loss of all or part of a stockholder’s investment in our Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Previously Disclosed

Item 3.   Defaults Upon Senior Securities

  None

Item 4.    Mine Safety Disclosures

  None

Item 5.    Other Information

Appointment of Certain Officers

       On May 3, 2014, the Board voted to appoint Michael V. Kennedy, age 53, as Vice President of Tax and Treasurer of Platform, effective immediately. On August 5, 2014, the Board decided that, in his role as Vice President of Tax and Treasurer, Mr. Kennedy would be an executive officer for reporting purposes under Section 16(a) of the Exchange Act. Mr. Kennedy had been Vice President of Tax of MacDermid since December 2013. Mr. Kennedy has also served as the Treasurer and Director of Tax of MacDermid Group, Inc. since its formation and as the Director of Tax of MacDermid, continuously since August 2006 and previously from January 1997 until September 2001. Mr. Kennedy has also served as Treasurer of MacDermid, since May 2011. From October 2001 through June 2006, Mr. Kennedy was Vice President-Tax for Allied Domecq North American Corporation, an alcoholic beverage company. From October 1989 to December 1996, he was a tax manager at Dynamics Corporation of America, an electrical appliance and electronic device manufacturer. Mr. Kennedy began his career at Arthur Andersen & Co as a tax accountant and a senior tax supervisor from 1986 to 1989. Mr. Kennedy is a certified public accountant and received a Bachelor of Business Administration in Accounting from Pace University.

     On August 5, 2014, the Board also voted to appoint John L. Cordani, age 51, as Vice President – Legal and Secretary of Platform, effective immediately. In his new role as Vice President - Legal and Secretary, Mr. Cordani will be an executive officer for reporting purposes under Section 16(a) of the Exchange Act. Mr. Cordani’s biographical information can be found in the Company’s definitive proxy statement filed with the SEC on April 25, 2014.

      Finally, on August 5, 2014, the Board voted to appoint Robert L. Worshek, age 43, as Vice President and Chief Accounting Officer (“CAO”) of Platform. In his role as CAO, Mr. Worshek will be the principal accounting officer of Platform and will report to Frank J. Monteiro, Chief Financial Officer of Platform. Mr. Worshek will also be an executive officer for reporting purposes under Section 16(a) of the Exchange Act. Prior to joining Platform, Mr. Worshek was the Chief Accounting Officer of SunTrust Banks, Inc. (NYSE:STI) from 2011 to 2013 and was employed by PricewaterhouseCoopers, LLP from 1997 to 2011.  Mr. Worshek has a Bachelors of Science in Business Administration from the University of Nebraska at Omaha and a Masters of Business Administration from the Booth School of Business at the University of Chicago.

    Concurrent with his appointment as CAO, Mr. Worshek was granted 15,000 RSUs that vest on the date on which Platform files its financial statements on Form 10-K for the year ended December 31, 2017, only if a certain EBITDA target is achieved for fiscal year 2017. The RSUs may, in certain circumstances, become immediately vested as of the date of a change in control of Platform. Each RSU represents a contingent right to receive one (1) share of Common Stock. A form of amended and restated RSU agreement of Platform is filed as Exhibit 10.5 hereto, and is incorporated herein by reference.

      There is no arrangement or understanding between Mr. Worshek and any other person pursuant to which he was appointed as CAO. There has been no transaction, or proposed transaction, since January 1, 2013 to which Mr. Worshek or any member of his respective immediate family had or is to have a direct or indirect material interest or any other related transaction with the Company within the meaning of Item 404(a) of Regulation S-K. There are no family relationships between Mr. Worshek and any of the Company’s other directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Item 6.    Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement, dated as of August 4, 2014, among MacDermid Agricultural Solutions Holdings B.V., Platform Specialty Products Corporation, as guarantor, and a representative of Percival S.A. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)
3.1(a)	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 24, 2014, and incorporated herein by reference)
3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
10.1
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.2
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.3
Amended and Restated Commitment Letter dated July 15, 2014, between Barclays Bank PLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.4
Registration Rights Agreement, dated May 20, 2014, between Platform, the placement agents thereto and the Investors stated therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.5*	Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) and Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 6, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Frank J. Monteiro
Name: Frank J. Monteiro
Title: Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement, dated as of August 4, 2014, among MacDermid Agricultural Solutions Holdings B.V., Platform Specialty Products Corporation, as guarantor, and a representative of Percival S.A. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)
3.1(a)	Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Post-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 24, 2014, and incorporated herein by reference)
3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
10.1
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.2
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.3
Amended and Restated Commitment Letter dated July 15, 2014, between Barclays Bank PLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.4
Registration Rights Agreement, dated May 20, 2014, between Platform, the placement agents thereto and the Investors stated therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.5*	Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at June 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) and Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.