Form 10-Q
period 2014-09-30
Platform Specialty Products Corp
filed 2014-11-14
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	November 7, 2014
Common Stock, par value $0.01 per share	165,481,005 shares

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	Period from Inception (April 23, 2013) through September 30, 2013	For the nine months ended September 30, 2013
	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Net sales	$196,782	$-	$188,433	$569,640	$-	$560,557
Cost of sales	93,558	-	89,461	285,507	-	271,730
Gross profit	103,224	-	98,972	284,133	-	288,827

Operating expenses:
Selling, technical, general and administrative	72,926	4,773	54,436	231,737	4,870	164,405
Research and development	6,368	-	5,678	18,464	-	17,504
Restructuring	567	-	238	971	-	1,890
Total operating expenses	79,861	4,773	60,352	251,172	4,870	183,799

Operating profit (loss)	23,363	(4,773)	38,620	32,961	(4,870)	105,028

Other (expense) income:
Interest, net	(7,971)	63	(16,127)	(23,375)	80	(40,694)
Loss on extinguishment of debt	-	-	-	-	-	(18,788)
Other (expense) income, net	(3,070)	-	(993)	(3,671)	-	(405)
	(11,041)	63	(17,120)	(27,046)	80	(59,887)
Income (loss) before income taxes, non-controlling interests and accrued payment-in-kind dividends on cumulative preferred shares	12,322	(4,710)	21,500	5,915	(4,790)	45,141
Income tax benefit (provision)	1,595	-	(6,864)	3,542	-	(20,932)
Net income (loss)	13,917	(4,710)	14,636	9,457	(4,790)	24,209
Net income attributable to the non-controlling interests	(2,046)	-	(139)	(5,380)	-	(319)
Net income (loss) attributable to common shareholders	11,871	(4,710)	14,497	4,077	(4,790)	23,890
Accrued payment-in-kind dividend on cumulative preferred shares	-	-	(1,028)	-	-	(22,100)
Net income (loss) attributable to common shares	$11,871	$(4,710)	$13,469	$4,077	$(4,790)	$1,790

Earnings (loss) per share
Basic	$0.09	$(0.05)	n/a	$0.03	$(0.05)	n/a
Diluted	$0.08	$(0.05)	n/a	$0.03	$(0.05)	n/a

Weighted average shares outstanding (In thousands)
Basic	137,299	88,529	n/a	124,462	88,529	n/a
Diluted	152,694	88,529	n/a	140,534	88,529	n/a

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	Period from Inception (April 23, 2013) through September 30, 2013	For the nine months ended September 30, 2013
	Successor	Successor	Predecessor	Successor	Successor	Predecessor

Net income (loss)	$13,917	$(4,710)	$14,636	$9,457	$(4,790)	$24,209

Other comprehensive income (loss) income, before tax
Foreign currency translation adjustments	(60,278)	-	15,845	(37,304)	-	(6,164)
Unrealized (loss) gain on available for sale securities	(92)	-	110	(86)	-	159
Pension and postretirement plan	-	-	-	217	-	-
Derivative financial instruments revaluation	-	-	390	(163)	-	(260)
Total other comprehensive (loss) income, before tax	(60,370)	-	16,345	(37,336)	-	(6,265)
Income tax benefit (provision) on comprehensive income (loss)	35	-	(175)	107	-	35
Other comprehensive (loss) income, net of tax	(60,335)	-	16,170	(37,229)	-	(6,230)

Comprehensive (loss) income	(46,418)	(4,710)	30,806	(27,772)	(4,790)	17,979

Comprehensive (loss) income attributable to the non-controlling interests	(2,052)	-	(172)	2,858	-	(320)
Comprehensive (loss) income attributable to common shareholders	$(44,366)	$(4,710)	$30,634	$(30,630)	$(4,790)	$17,659

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash & cash equivalents	$281,676	$123,040
Restricted cash	315,000	-
Accounts receivable, net of allowance for doubtful accounts of $9,935 and $10,113 at September 30, 2014 and December 31, 2013, respectively	145,095	140,525
Inventories	79,325	89,618
Prepaid purchase price	63,854	-
Prepaid expenses & other current assets	26,754	30,269
Total current assets	911,704	383,452

Property, plant & equipment, net	133,942	136,166
Goodwill	971,678	989,808
Intangible assets, net	664,920	720,302
Other assets	47,376	30,426
Total assets	$2,729,620	$2,260,154

Liabilities & Stockholders' Equity
Accounts payable	58,217	56,156
Accrued salaries, wages and employee benefits	20,363	22,656
Current portion of long-term debt	7,904	7,958
Accrued income taxes payable	11,841	6,669
Accrued expenses and other current liabilities	42,985	26,234
Total current liabilities	141,310	119,673

Long-term debt	738,474	744,291
Long-term deferred income taxes	151,845	169,800
Long-term contingent consideration	60,900	34,800
Other long-term liabilities	57,509	55,516
Total liabilities	1,150,038	1,124,080

Commitments and contingencies (Note 12)	-	-
Redeemable 401(k) plan interest	-	20,972

Stockholders' Equity
Preferred shares (2,000,000 designated as Series A), 5,000,000 shares authorized, 2,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	20	-
Common shares, $0.01 par value (effective January 23, 2014), 400,000,000 shares authorized, 137,304,330 and 103,571,941 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,353	-
Additional paid-in capital	1,703,407	1,212,038
Accumulated deficit	(190,145)	(194,222)
Accumulated other comprehensive (loss) income	(33,440)	1,265
Total stockholders equity	1,481,195	1,019,081
Non-controlling interests	98,387	96,021
Total equity	1,579,582	1,115,102

Total liabilities, redeemable 401(k) plan interest and stockholders' equity	$2,729,620	$2,260,154

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the nine months ended September 30, 2014	Period from Inception (April 23, 2013) through September 30, 2013	For the nine months ended September 30, 2013
	Successor	Successor	Predecessor

Cash flows from operating activities:
Net income (loss)	$9,457	$(4,790)	$24,209
Adjustments to reconcile net income (loss) from operations to net cash flows provided by operating activities:
Depreciation and amortization	57,614	-	32,014
Deferred income taxes	(31,308)	-	3,192
Non-cash fair value adjustment to contingent consideration	26,100	-	-
Manufacturer's profit in inventory adjustment	11,956	-	-
Loss on extinguishment of debt	-	-	18,788
Net unrealized loss on foreign exchange contracts	2,627	-	-
Other, net	4,171	105	1,794

Changes in assets & liabilities, net of acquisitions:
Accounts receivable	(10,688)	-	(7,437)
Inventories	(3,904)	-	(4,428)
Accounts payable	2,404	-	2,433
Accrued expenses	9,437	4,175	(273)
Other assets and liabilities	1,590	(209)	(5,901)
Net cash flows provided by (used in) operating activities	79,456	(719)	64,391

Cash flows from investing activities:
Capital expenditures, net	(6,791)	-	(6,872)
Purchases of marketable securities	-	(359,933)	(472)
Redemption of marketable securities	-	179,976	824
Cash restricted to fund acquisition	(315,000)	-	-
Acquisition of businesses, net	(59,027)	-	-
Other, net	10	-	462
Net cash flows used in investing activities	(380,808)	(179,957)	(6,058)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and fees	-	200	1,109,513
Repayments of borrowings	(5,796)	(200)	(731,594)
Repurchase of Predecessor Series A preferred stock	-	-	(270,167)
Payment of Predecessor Series A preferred stock	-	-	(229,833)
Proceeds from issuance of common stock, net	473,384	861,218	-
Proceeds from issuance of preferred stock, net	-	20,000	-
Payment of debt financing fees	(4,104)	-	(13,519)
Other, net	76	-	(488)
Net cash flows provided by (used in) financing activities	463,560	881,218	(136,088)

Effect of exchange rate changes on cash and cash equivalents	(3,572)	-	(395)

Net increase (decrease) in cash and cash equivalents	158,636	700,542	(78,150)

Cash and cash equivalents at beginning of period	123,040	-	143,351
Cash and cash equivalents at end of period	$281,676	$700,542	$65,201

Noncash Investing Activities
Unpaid capital expenditures included in accounts payable and accrued expenses	5,791	-	-

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Platform Specialty Products Corporation and its subsidiaries (“Platform,” the “Company,” “we” or “us”) (formerly named Platform Acquisition Holdings Limited) is a global producer of high-technology specialty chemical products and provider of technical services, which currently operates through its indirect subsidiaries, including MacDermid, Incorporated (“MacDermid” or the “Predecessor”).  Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013. Until its acquisition of MacDermid on October 31, 2013, as described below (the “MacDermid Acquisition”), the Company had neither engaged in any operations nor generated any income. The Company selected December 31 as its fiscal year end.

       On October 31, 2013, Platform indirectly acquired substantially all of the equity of, MacDermid Holdings, LLC (“MacDermid Holdings”), which owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business.  We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan (the “MacDermid Savings Plan”).  Concurrently with the closing of the MacDermid Acquisition, we changed our name to Platform Specialty Products Corporation. On January 22, 2014, we changed our jurisdiction of incorporation from the British Virgin Islands to Delaware (the “Domestication”) and on January 23, 2014, our shares of common stock, par value $0.01 per share (“Common Stock”) began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “PAH”.

The accompanying unaudited condensed consolidated interim financial statements and related information included herein are (1) for Platform as of September 30, 2014 and December 31, 2013 and for the period from July 1, 2014 through September 30, 2014 (the “Successor Quarterly Period”) and January 1, 2014 through September 30, 2014 (the “Successor Nine Month Period”), (2) for Platform, prior to the completion of the MacDermid Acquisition, for the period from July 1, 2013 through September 30, 2013 (the “Platform Preacquisition Quarterly Period) and for the period from Inception (April 23, 2013) through September 30, 2013 (the “Platform Preacquisition Year to Date Period”), and (3) for MacDermid for the period from July 1, 2013 through September 30, 2013 (the “Predecessor Quarterly Period”) and January 1, 2013 through September 30, 2013 (the “Predecessor Nine Month Period”).

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

Accounting Policies Recently Adopted and Pending Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation—Stock Compensation (Topic 718).” The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of this new ASU.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

2.  ACQUISITIONS OF BUSINESSES

MacDermid Acquisition

On October 31, 2013, the Company completed the MacDermid Acquisition. The total consideration paid in connection with the MacDermid Acquisition and the acquisition of the approximately 3% of MacDermid equity interests (the “MacDermid Plan Shares”) not already held by MacDermid Holdings was approximately $1,800,000 (including the assumption of approximately $754,200 of indebtedness), plus (i) up to $100,000 of contingent consideration tied to achievement of EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation. As a result of a favorable adjustment to the preliminary estimated working capital factored into the purchase price, the Company received a payment of approximately $8,540 in January 2014 which is reflected in “Acquisition of businesses, net” in the accompanying Condensed Consolidated Statements of Cash Flows.

The fair value of contingent consideration was measured based on significant inputs not observable in the market, which are considered to be Level 3 inputs under the FASB ASC Topic 820 fair value hierarchy (see Note 9 - “Fair Value Measurements”). Key assumptions included in the fair value calculation of the EBITDA related earnout include a discount rate of approximately 2% and expected future value of payments of $60,000 calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Key assumptions included in the fair value calculation of the stock price related earnout include the fair value of Common Stock, the expected future value of payments of $40,000 and an assumption of volatility.  The stock price related earnout was calculated using a Monte Carlo simulation.  At the time of the MacDermid Acquisition, the fair value of the contingent payments was $35,500. As of September 30, 2014 and December 31, 2013, the fair value of the contingent consideration was $60,900 and $34,800, respectively. The $26,100 increase in fair value during the Successor Nine Month Period, which is recorded in “Selling, technical, general and administrative expenses” in the accompanying Condensed Consolidated Statements of Operations, was primarily due to the achievement of each of the three stock trading price performance metric targets of the contingent consideration arrangement. During the Successor Quarterly Period, the increase in fair value was $2,300 and primarily related to compensation expense being recorded.

Based on this preliminary fair valuation, the Company allocated the purchase price as follows:

Purchase Price Allocation (in thousands):
Preliminary value assigned:
Accounts receivable	$147,400
Inventories	115,300
Other current assets	26,200
Property, plant and equipment	140,900
Customer relationships	494,000
Developed technology	164,200
Tradenames	70,800
Goodwill	990,000
Other assets	28,300
Accounts payable	(55,900)
Other current liabilities	(62,000)
Long-term debt	(754,200)
Non-current deferred tax liability	(171,200)
Contingent consideration	(35,500)
Redeemable 401(k) plan interest	(21,000)
Other liabilities	(66,500)
Total purchase price	$1,010,800

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Immediately prior to the closing of the MacDermid Acquisition, certain sellers of MacDermid, including certain officers of MacDermid (each, a “Retaining Holder”), executed a Retaining Holder Securityholders’ Agreement (a “RHSA”) with the Company pursuant to which they agreed to exchange their equity in MacDermid for equity in our subsidiary, Platform Delaware Holdings, Inc. (“PDH”), at an exchange rate of $11.00 per shares plus, (i) a proportionate share of the $100,000 contingent consideration and (ii) an interest in certain MacDermid pending litigation. This 6.76% ownership has been accounted for as a non-controlling interest in the Company’s financial statements. Beginning on October 31, 2014, the Retaining Holders may elect to exchange up to 25% of shares of PDH for shares of our Common Stock, with the remaining shares of PDH becoming eligible for exchange on November, 2015, 2016 and 2017 in 25% increments. The total number of shares of Common Stock issuable upon the exchange of the PDH shares pursuant to the RHSA is approximately 8.8 million.

Upon the closing of the MacDermid Acquisition, the MacDermid Savings Plan retained a 3% interest in MacDermid. The fair value of the obligation to purchase these shares of $20,972 was recorded as a redeemable 401(k) interest in the mezzanine section of the Consolidated Balance Sheets at December 31, 2013 since it could be settled in either cash or stock. On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the MacDermid Savings Plan, the Company acquired the remaining approximately 3% of the MacDermid Plan Shares for approximately $2,600 in cash (which is reflected in “Acquisition of businesses, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s Common Stock.

Chemtura Acquisition

On April 16, 2014, the Company entered into a Stock and Asset Purchase Agreement with Chemtura Corporation, a Delaware corporation (“Chemtura,” and together with certain of its subsidiaries, the “Sellers”) pursuant to which Platform agreed to acquire the Sellers’ agrochemicals business, Chemtura AgroSolutions (“CAS”), consisting of the manufacture, distribution, marketing and sale of seed treatments and crop protection in niche markets across seven major product lines – seed treatments, insecticides, miticides, herbicides, fungicides, plant growth regulators and adjuvants, for approximately $1,000,000, consisting of $950,000 in cash, subject to working capital and other adjustments, 2,000,000 shares of Common Stock and the assumption of certain liabilities by Platform (the “Chemtura Acquisition”).

During the Successor Quarterly Period, the Company deposited $315,000 into an escrow account, which is restricted to the financing of the Chemtura Acquisition, and entered into an amended and restated debt commitment letter. See Note 7 – “Debt” for more information. This restricted cash is separately classified on the accompanying Condensed Consolidated Balance Sheets. In connection with the Chemtura Acquisition, the Company incurred approximately $5,900 and $15,800, respectively, in related expenses in the Successor Quarterly and Nine Month Periods that are included in Selling, technical, general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company is also committed to pay an additional $5,000 in finder’s fees upon the closing of the Chemtura Acquisition.

On November 3, 2014, Platform completed the Chemtura Acquisition and issued 2,000,000 shares of Common Stock to Chemtura. Platform financed the Chemtura Acquisition with the proceeds from the additional borrowings made under the Amended and Restated Credit Agreement (as defined below) and from cash on hand.

Agriphar Acquisition

On August 4, 2014, MacDermid Agricultural Solutions Holdings B.V., a limited liability company incorporated and organized under the laws of the Netherlands and a subsidiary of  Platform, as the purchaser (“MAS Holdings”), and Platform, as guarantor, entered into an agreement (the “Agreement”) with a representative of Percival S.A., a  société anonyme incorporated and organized under the laws of Belgium (“Percival”), pursuant to which MAS Holdings agreed to acquire Percival, including Percival’s agrochemical business that does business under the Agriphar trade name and whose product portfolio includes a wide range of herbicide, fungicides and insecticides (the “Agriphar Acquisition”), for a purchase price of €300 million (approximately $379 million assuming an exchange rate of $1.26 per €1.00 at closing on October 1, 2014 as discussed below), consisting of €285 million in cash (approximately $360 million assuming an exchange rate of $1.26 per €1.00) and 711,551 shares of  Common Stock, subject to working capital and other adjustments.

On September 30, 2014, the Company prepaid $63,854 of the Agriphar Acquisition purchase price, which is classified as “Prepaid purchase price” on the accompanying Condensed Consolidated Balance Sheets. On October 1, 2014, the Company completed the Agriphar Acquisition, which was funded with cash on hand, and the proceeds from incremental debt as discussed in Note 7 – “Debt” and issued the 711,551 shares of Common Stock to the seller. In connection with the Agriphar Acquisition, the Company incurred approximately $1,000 and $1,300, respectively, in related expenses in the Successor Quarterly and Nine Month Periods that are included in Selling, technical, general and administrative expenses in the Condensed Consolidated Statement of Operations. The Company also paid an additional $1,500 in finder’s fees upon the closing of the Agriphar Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Any transfer of shares by the Seller prior to January 2, 2018 requires prior written consent of MAS Holdings; it being understood that even with written consent from MAS Holdings, (i) the seller may transfer a maximum of 1/3 of its shares as of January 2, 2016, 1/3 of its shares as of January 2, 2017 and 1/3 of its shares as of January 2, 2018, subject to the terms and provisions of a solvency letter described in the Agreement. Additionally, MAS Holdings granted the seller an option to sell and transfer all (but not part) of the shares (the “Put Option”), on (but not prior to) the date that is six months from the closing of the Agriphar Acquisition to Platform. The consideration payable by Platform for the transfer of such shares under the Put Option shall be an amount equal to €15,000 (approximately $19,000 assuming an exchange rate of $1.26 per €1.00).

The initial purchase accounting and purchase price allocation for the Chemtura and Agriphar Acquisitions have not been completed at the date of this filing given the proximity to their respective acquisition dates. These acquisitions will each be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the respective acquisition date. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

3. INVENTORIES

The major components of inventory were as follows:

	September 30, 2014	December 31, 2013
Finished goods	$50,686	$58,360
Raw materials and supplies	27,240	29,870
Equipment	1,399	1,388
Total inventory, net	$79,325	$89,618

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

4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Performance Materials	Graphic Solutions	Total

Balance, December 31, 2013	$760,371	$229,437	$989,808
Foreign currency translation and other	(13,230)	(4,900)	(18,130)
Balance, September 30, 2014	$747,141	$224,537	$971,678

The carrying value of indefinite-lived intangible assets other than goodwill which consist solely of tradenames was $70,838 and $70,913 at September 30, 2014 and December 31, 2013, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)
Intangible assets subject to amortization were as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value

Customer lists	$494,000	$(45,293)	$448,707	$494,000	$(6,420)	$487,580
Developed technology	164,200	(18,825)	145,375	164,200	(2,391)	161,809
Total	$658,200	$(64,118)	$594,082	$658,200	$(8,811)	$649,389

Customer relationships have useful lives ranging from 8 to 20 years and developed technology has useful lives ranging between 7 to 10 years. This results in weighted average useful lives for customer relationships and developed technology, of approximately 16 years and 10 years, respectively, for an aggregate weighted average useful life of approximately 15 years at September 30, 2014.

Amortization expense of $14,257 and $6,697 was recorded during the Successor Quarterly Period and Predecessor Quarterly Period, respectively. Amortization expense of $43,578 and $20,124 was recorded during Successor Nine Month Period and Predecessor Nine Month Period, respectively. There was no amortization expense recorded for the Platform Preacquisition Quarterly or Year to Date Periods.

5. EQUITY COMPENSATION PLANS

Successor Period

On June 12, 2014, the Company’s stockholders approved the Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (the “2013 Plan”). At September 30, 2014, the total number of shares of Common Stock that may be subject to the granting of awards under the 2013 Plan based on the grants issued as discussed below is approximately 15,078,000 shares (subject to increase in accordance with the terms of the 2013 Plan). As of November 1, 2014, Platform estimates that 2 officers, 6 directors, 1,921 employees and one consultant will be eligible to participate in the 2013 Plan.

On March 6, 2014, our Board of Directors (the “Board”) approved a grant of 329,823 restricted stock units (“RSUs”), effective on June 12, 2014 with approval of the 2013 Plan, to certain employees that cliff vest on December 31, 2020. The RSUs are subject to an EBITDA performance condition and a share price market condition that are similar in terms to those discussed in Note 2 – “Acquisitions of Businesses” related to the MacDermid contingent consideration arrangement. Additionally, the number of shares of Common Stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. The combined undiscounted maximum cash value of all RSU’s issued is approximately $7,100 which is being recognized as compensation expense over the period from grant to the vesting date. Compensation expense associated with these awards for the Successor Quarterly and Nine Month Periods was approximately $274 and $366, respectively.

On March 6, 2014, the Board approved a grant of 9,242 RSUs to directors of the Company, effective on June 12, 2014 with approval of the 2013 Plan, that immediately vested. Compensation expense of $262 associated with these awards was fully recognized in the three month period ended June 30, 2014. On July 31, 2014 such RSUs were settled in shares of Common Stock and issued to the directors.

On May 3, 2014, the Board approved a grant of 72,500 RSUs to certain employees of the Company, effective on June 12, 2014 with approval of the 2013 Plan, with a weighted average grant-date fair value per share of $28.36. Approximately 69% of these RSUs vest on the date on which the Company files its financial statement on Form 10-K for the year ending December 31, 2019, while the remainder will vest under similar terms for the year ending December 31, 2017. The RSUs are subject to an EBITDA performance condition that must be achieved in the final vesting year.

Effective March 6, 2014, the Board adopted the Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (the “ESPP”), which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of Common Stock, which were reserved and made available for issuance under the ESPP. As of September 30, 2014, 4,108 shares have been issued under the ESPP. As of November 1, 2014, Platform estimates that 497 persons are eligible to participate in the ESPP.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Predecessor Period

On January 29, 2013, the Predecessor authorized for issuance 5,000,000 Class C Junior Shares. The Class C Junior Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares (collectively, the “C Shares”). The Class C-1 Junior Shares vested upon the grant date of January 29, 2013. Class C-2 Junior Shares were to vest on January 1, 2014 and the Class C-3 Junior Shares were to vest on January 1, 2015. The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares. The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings based on the estimated equity value of the Predecessor. The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings upon a change in control, liquidating event or initial public offering. Payment for the C shares required continued employment through a change in control, liquidating event, or initial public offering. The C Shares were considered liability-classified awards with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period. During the three and nine months ended September 30, 2013 no compensation expense was recognized related to the C Shares as a change in control, liquidating event or initial public offering related to the Company (as defined in the MacDermid Holdings operating agreement) was not probable. The estimated fair value of the Class C Shares (all tranches) was approximately $9,030 at September 30, 2013.

6. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

The components of net periodic pension and postretirement benefit costs for the Successor and Predecessor Quarterly and Nine Month Periods are as follows:

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)

Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$-	$208	$1,078	$174	$-	$627	$3,234	$522
Interest cost on the projected benefit obligation	1,727	761	1,565	768	5,183	2,284	4,695	2,304
Expected return on plan assets	(2,432)	(907)	(2,005)	(1,283)	(7,298)	(2,718)	(6,015)	(3,849)
Amortization of prior service cost	-	-	23	-	-	-	69	-
Amortization of net loss	-	-	505	135	-	-	1,515	405
Net periodic (benefit) cost	$(705)	$62	$1,166	$(206)	$(2,115)	$193	$3,498	$(618)

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013
	(Successor)		(Predecessor)		(Successor)		(Predecessor)

Postretirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic cost (benefit):
Service cost	$13	$6	$18	$11	$41	$20	$54	$33
Interest cost on the projected benefit obligation	82	8	73	10	248	24	219	30
Amortization of prior service cost	-	-	(35)	7	-	-	(105)	21
Net periodic cost	$95	$14	$56	$28	$289	$44	$168	$84

No domestic pension service cost was recognized in the Successor Quarterly or Nine Month Periods, nor will be in future periods, as benefits in the domestic pension plan were frozen in connection with the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

7.  DEBT

The Company’s debt consisted of the following:

	September 30, 2014	December 31, 2013

Borrowings under lines of credit	$-	$-

First lien secured credit facility, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at September 30, 2014	745,563	751,225
Other	815	1,024
Total debt	746,378	752,249
Less: current portion debt	(7,904)	(7,958)
Total long-term debt	$738,474	$744,291

Predecessor Recapitalization and Refinancing

On April 12, 2007, MacDermid entered into three senior secured credit facilities consisting of (i) a $360,000 tranche B term loan credit facility denominated in U.S. Dollars, (ii) a $250,000 tranche C term loan credit facility denominated in Euros and (iii) a $50,000 revolving credit facility denominated in U.S. Dollars (collectively, the “2007 Credit Facilities”). On April 12, 2007, MacDermid also issued $350,000 of senior subordinated notes with a fixed interest rate of 9.50% at par.

On June 7, 2013, MacDermid completed a refinancing arrangement whereby the outstanding amounts under the 2007 Credit Facilities and outstanding senior subordinated notes were replaced with two new senior secured credit facilities (the “2013 Credit Facilities”) pursuant to a Credit Agreement dated as of June 7, 2013 (the “Credit Agreement”), which consisted of (i) $805,000 first lien credit facilities allocated between (a) a $755,000 term loan facility denominated in U.S. Dollars (“first lien term loan”), and (b) a $25,000 revolving credit facility denominated in U.S. Dollars and $25,000 multi-currency revolving credit facility (collectively, the “revolving credit facilities”), and (ii) a $360,000 second lien term loan facility denominated in U.S. Dollars (“second lien term loan”). The first lien term loan and related revolving credit facilities accrued interest at L+3.00% subject to, in the case of the first lien term loan, (i) stepdowns based on total leverage ratios and (ii) a LIBOR floor of 1.00%. The revolving credit facilities portion of the first lien term facilities was scheduled to mature June 7, 2018. The first lien term loan was scheduled to mature June 7, 2020. The second lien term loan accrued interest at L+6.75%, was subject to a LIBOR floor of 1.00% and was scheduled to mature on December 7, 2020. The 2013 Credit Facilities were guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and were secured by the personal and real property owned or thereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and also 65% of the stock of MacDermid Holdings' first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms. The June 7, 2013 recapitalization and refinancing transactions sources and uses of cash are summarized below:

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

As part of this recapitalization and refinancing, $100,481 of the senior subordinated notes were called but not tendered on June 7, 2013 and were paid on the tender date of July 8, 2013.  As a result, $105,864 of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $100,481, redemption premium of $3,182 and accrued interest $2,201 through the tender date of July 8, 2013. The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013.

MacDermid utilized $500,000 of the proceeds from the new term loans to complete the recapitalization whereby any outstanding shares of 9.00% cumulative Series A preferred stock and related accumulated payment in kind dividends were exchanged for cash and issuance of shares of 9.50% cumulative Series B preferred stock.  As a result, 44,977 shares of 9.50% cumulative Series B preferred stock were issued as part of the exchange, the shares of 9.00% cumulative Series A preferred stock were retired and related accumulated payment in kind dividends were paid.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

During the three months ended June 30, 2013 and in connection with the recapitalization and refinancing, MacDermid recorded a loss of $18,788 on extinguishment of debt. This consisted of $12,539 of called bond retirement premiums and $6,249 of write-offs of deferred financing fees related to the extinguished debt.

In connection with this recapitalization and refinancing, the Company recorded an additional $13,519 of deferred financing costs during the Predecessor Nine Month Period, which were to be amortized into interest expense over seven years.

Successor Refinancing

        In connection with the MacDermid Acquisition, on October 31, 2013, we entered into an Amendment No.1 to the Credit Agreement with respect to the 2013 Credit Facilities and paid $373,000, including $13,000 in early termination fees and accrued and unpaid interest in connection with the repayment of the $360,000 in principal on its second lien credit facility. Pursuant to Amendment No.1, Platform (i) amended and restated 2013 Credit Facilities (as so amended and restated, the “A&R 2013 Credit Facilities”) and the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), (ii) repaid in full the Second Lien Term Loan and (iii) became a co-borrower on all obligations under the Revolving Credit Facility, and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure; otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the First Lien Term Loan were marked to fair value by adding the original discount of $1,775 to the carrying value at the time as the fair value was approximately par.

In connection with the Chemtura Acquisition, on April 16, 2014, we entered into a debt commitment letter for (i) $600,000 of incremental first lien term loans (the “2014 Incremental First Lien Facility”) to be incurred under the Amended and Restated Credit Agreement (as further amended as described below) and (ii) second lien term loans (the “2014 Second Lien Facility”) in an aggregate principal amount of $120,000 for the purposes of financing the Chemtura Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the debt commitment letter.

On July 15, 2014, Platform entered into an amended and restated debt commitment letter whereby the maximum commitment under the 2014 Incremental First Lien Facility was reduced to $405,000 and the 2014 Second Lien Facility commitment was eliminated. These amendments resulted from Platform’s improved cash on hand position, primarily as a result of the private placement completed on May 21, 2014. Unless agreed otherwise, the 2014 Incremental First Lien Facility will mature on June 7, 2020 respectively.

On August 6, 2014, we further amended the A&R 2013 Credit Facilities by (a) entering into an Amendment No.2 to the Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), and (b) agreeing on the implementation of certain further amendments upon consummation of the Chemtura Acquisition (the “Further Amendments”) to the Second Amended and Restated Credit Agreement (see Note 16 “Subsequent Events”).  The Second Amended and Restated Credit Agreement generally provides for, among other things, (i) Platform as a borrower under the term loan facilities, (ii) increased flexibility with respect to permitted acquisitions, (iii) the ability to request incremental facilities in currencies other than U.S. Dollars, and (iv) securing foreign assets in support of future term loans. The Second Amended and Restated Credit Agreement also allows us, subject to certain limitations, to extend the maturity of our term loans and/or revolving credit commitments.

On October 1, 2014, we and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender entered into an incremental amendment to the Second Amended and Restated Credit Agreement (the “Incremental Amendment”) for an increase in the term loan tranche of the Second A&R 2013 Credit Facilities (the “USD Incremental Loans”) in an aggregate principal amount of $300,000. Except as set forth in the Incremental Amendment, the USD Incremental Loans have identical terms as the existing Tranche B Term Loans (as defined in the Second Amended and Restated Credit Agreement) and are otherwise subject to the provisions of the Second Amended and Restated Credit Agreement. As a result of the Incremental Amendment, the Second Amended and Restated Credit Agreement provides for USD term loans in an aggregate principal amount of $1,055,000. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.

        As described above, the Second Amended and Restated Credit Agreement, as amended by the Incremental Amendment, and without taking effect the consummation of the Further Amendments (as described below), provides for senior secured credit facilities consisting of (i) U.S. Dollar term loans in an aggregate principal amount of $1,055,000, (ii) a U.S. Dollar revolving credit facility in an aggregate principal amount of $25,000, and (iii) a multi-currency revolving credit facility in an aggregate principal amount of $25,000.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Upon closing of the Chemtura Acquisition on November 3, 2014, the Further Amendments became effective pursuant to Amendment No. 2, and the Borrowers (i) borrowed new term loans in an aggregate principal amount of $130,000 through an increase in Platform’s existing tranche B term loan facility (the “New Tranche B Term Loans”), (ii) Platform’s existing U.S. Dollar revolving credit facility was increased by $62,500 to $87,500 and (iii) Platform’s existing multicurrency revolving credit facility was increased by $62,500 to $87,500. On the date of the Chemtura Acquisition, the Borrowers borrowed $60,000 under the U.S. Dollar revolving credit facility and €55,000 ($69,000 assuming an exchange rate of $1.26 per €1.00) under the multi-currency revolving credit facility, respectively.  In addition, new term loans denominated in Euros in an aggregate amount of €205,000 ($259,000 assuming an exchange rate of $1.26 per €1.00)(the “Euro Tranche Term Loans”) were borrowed by MAS Holdings and NAIP, serving as a United States co-borrower. Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement, certain foreign subsidiaries of the Borrowers, MAS Holdings and NAIP became guarantors under the Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loans and/or other loans incurred under the facility.

With the exception of the collateral package as noted above and the interest rate, the terms of the Euro Tranche Term Loans are substantially similar to Platform’s New Tranche B Term Loans and bear interest at a rate per annum equal to an applicable margin plus an adjusted Eurocurrency Rate, calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2020. As amended by the Further Amendments, the Amended and Restated Credit Agreement now also provides for, among other things, additional flexibility with respect to certain limiting covenants, including by increasing certain dollar baskets.

As of result of the Incremental Amendment and the Further Amendments in connection with the Chemtura Acquisition, on November 7, 2014, we have (i) approximately $1,437 outstanding under our First Lien Term Loan (including new term loans denominated in Euros in an aggregate of €205,000) and (ii) approximately $129,000 outstanding under our Revolving Credit Facility (including revolving credit facility borrowings denominated in Euros in an aggregate of €55,000).

Interest

Borrowings under the Credit Agreement bear interest either, at the option of the Borrowers, at the Eurocurrency Rate plus the Applicable Rate (each as defined in the Credit Agreement), for interest periods of one, two, three or six months (or if available for all applicable lenders, twelve months) or the Base Rate plus the Applicable Rate (each as defined in the Credit Agreement). The New USD Term Loans will bear interest at the Eurocurrency Rate plus the Applicable Rate.

During the Successor Quarterly Period, principal and interest payments of $1,888 and $7,723, respectively, were made on the first lien term loan. During the Successor Nine Month Period, principal and interest payments of $5,663 and $22,812, respectively, were made on the first lien term loan. During the Predecessor Quarterly and Nine Month Periods, interest payments of $7,885 and $9,647, respectively, were made on the first lien term loan. During the Predecessor Quarterly and Nine Month Periods, interest payments of $7,285 and $8,913, respectively were made on the second lien term loan.

Covenants and Events of Default

Under the terms of our Amended and Restated Credit Agreement, if our borrowings under our revolving credit facilities (including letter of credit borrowings) exceed 25% of the used and unused Dollar or Multicurrency commitments under our revolving credit facilities in the aggregate as of the last day of any fiscal quarter, we must maintain a 6.5 to 1.0 ratio of (x) consolidated indebtedness that is secured by a first priority lien minus unrestricted cash and cash equivalents to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. Upon consummation of the Chemtura Acquisition and satisfaction of certain conditions, however, the Further Amendments would provide flexibility with respect to certain limiting covenants, including by increasing certain U.S. Dollar baskets.

The Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on certain other material indebtedness, bankruptcy and insolvency events , material judgments and a change of control of Platform. Upon the occurrence of an event of default, payment of any outstanding amounts under the Credit Agreement may be accelerated. Borrowings under the Credit Agreement are also subject to mandatory prepayment under certain circumstances, with customary exceptions, from the proceeds of permitted dispositions of assets and from certain insurance and condemnation proceeds. As of September 30, 2014, the Company was in compliance with the debt covenants contained in the new senior secured credit facilities.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Guarantees

The obligations of the Borrowers under the senior secured credit facility are guaranteed by the Guarantors. Pursuant to an amended and restated pledge and security agreement, dated as of October 31, 2013 (as amended by Amendment No. 2 and as amended, supplemented and modified from time to time, the “Security Agreement”), entered into by the Borrowers, and the Guarantors, obligations under the Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date the Security Agreement was entered into or acquired in the future, of the Borrowers and the Guarantors, including the pledge by the Borrowers and the Guarantors generally of 100% of the voting capital stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting capital stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement was entered into or acquired thereafter), subject to certain exceptions contained in the Credit Agreement and the Security Agreement.

The Company also had letters of credit outstanding of $989 at September 30, 2014. As indicated above, letters of credit reduce the borrowings available under the Revolving Credit Facility.

Other Debt Facilities

The Company carries various short-term debt facilities worldwide which are used to fund short-term cash needs. As of September 30, 2014 and December 31, 2013, there were no borrowings under these other debt facilities. The Company also has various overdraft facilities available. At September 30, 2014 and December 31, 2013, the capacity under these overdraft facilities was approximately $21,515 and $22,075, respectively. As of September 30, 2014, the Company’s overdraft lines bore interest rates ranging from 1% to 6.25%.

Predecessor Retired Senior Secured Credit Facility

In addition to scheduled repayments, the tranche B and tranche C loans contained mandatory prepayment provisions, whereby the Company was required to reduce the outstanding principal amounts of these loans based on excess cash flow (as defined in the credit agreement for the tranche B and tranche C loans) as of the most recent completed fiscal year. During the Predecessor Nine Month Period, the Predecessor made a mandatory excess cash flow prepayment, based upon 2012 operating results, of $10,277 on the tranche B term loan and $6,810 on the tranche C term loan.

During the Predecessor Nine Month Period, the outstanding tranche B loan and tranche C loan were retired with payments of $206,479 and $138,737, respectively.

During the Predecessor Nine Month Period, the Company recorded $3,261 of other expense related to the remeasurement loss on the foreign denominated tranche C term loan. During the Predecessor Nine Month Period, the realized portion of the remeasurement gain on the foreign denominated tranche C term loan was approximately $4,398.

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

8. DERIVATIVE INSTRUMENTS

In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange rate instruments are used to manage changes in market conditions related to foreign currency exchange rate volatility. All derivatives are recognized on the consolidated balance sheets at fair value at the end of each period. The counterparty to the Company’s derivative agreements is a major international financial institution. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

Foreign Currency

On September 23, 2014, in connection with the Agriphar and Chemtura Acquisitions, the Company entered into two separate foreign exchange forward contracts. The first contract was for the Company to buy €277,000 at a rate of 1.287845, which was settled on October 1, 2014. At September 30, 2014, the fair value of this forward contract was a current liability of approximately $6,827, that was also recorded as an unrealized loss in Other (expense) income in the accompanying Condensed Consolidated Statements of Operations. The second contract was for the Company to sell €203,975 at a rate of 1.284 that is to be settled upon closing the Chemtura Acquisition between November 3, 2014 and December 1, 2014. At September 30, 2014, the fair value of this contract was a current asset of approximately $4,200 that was recorded as an unrealized gain in Other (expense) income in the accompanying Condensed Consolidated Statements of Operations.

During the Successor Quarterly Period, there were no unrealized gains (losses) recorded to other comprehensive income related to foreign currency hedges. During the Successor Quarterly Period, there were no realized gains (losses) recorded in other income (expense) related to the settlement of hedged foreign exchange contracts.

During the Successor Nine Month Period, $163 was recorded as unrealized losses to other comprehensive income related to hedged foreign currency exchange contracts. During the Successor Nine Month Period, the Company recorded realized gains of $474 in other income related to the settlement of hedged foreign exchange contracts.

During the Predecessor Quarterly Period, $390 was recorded as unrealized gains to other comprehensive income related to foreign currency hedges. During the Predecessor Quarterly Period, the Company recorded a realized loss of $(38) in other expense related to the settlement of hedged foreign exchange contracts.

During the Predecessor Nine Month Period, $(260) was recorded as unrealized losses to other comprehensive income related to hedged foreign currency exchange contracts. During the Predecessor Nine Month Period, the Company recorded a realized loss of $(372) in other expense related to the settlement of hedged foreign exchange contracts.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

		September 30, 2014 U.S. Dollar Amount	December 31, 2013 U.S. Dollar Amount
Derivatives designated as hedging instruments:	Assets Balance Sheet Location

Foreign exchange contracts	Prepaid expenses & other current assets	$-	$163

Derivatives not designated as hedging instruments:	Assets Balance Sheet Location

Foreign exchange contracts	Prepaid expenses & other current assets	$4,200	$-

	Liabilities Balance Sheet Location

Foreign exchange contracts	Accrued expenses and other current liabilities	6,827	-

Total derivative contracts		$(2,627)	$163

9. FAIR VALUE MEASUREMENTS

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
	September 30, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$57,811	$57,811	$-	$-
Available for sale equity securities	2,350	1,489	861	-
Derivatives	4,200	-	4,200	-
Total	$64,361	$59,300	$5,061	$-

Liability Category
Long term contingent consideration	$60,900	$-	$-	$60,900
Derivatives	6,827	-	6,827	-
Total	$67,727	$-	$6,827	$60,900

		Fair Value Measurement Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$78,633	$78,633	$-	$-
Available for sale equity securities	2,302	1,470	832	-
Derivatives	163	-	163	-
Total	$81,098	$80,103	$995	$-

Liability Category
Long term contingent consideration	$34,800	$-	$-	$34,800

Money market accounts are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets. Available for sale equity securities are included in other assets in the Condensed Consolidated Balance Sheets.

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Nonrecurring Fair Value Measurements

The following table presents the carrying value and estimated fair value of the Company’s first lien credit facility:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

First lien credit facility, including current portion	$745,563	$734,380	$751,225	$752,637

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

Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held. Level 2 equity securities are measured using quoted prices for similar instruments in active markets.

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

10. STOCKHOLDERS’ EQUITY

Successor

Amendment to Certificate of Incorporation

On June 12, 2014, the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from two hundred million (200,000,000) to four hundred million (400,000,000) shares of Common Stock.

Founder Preferred Shares

On April 25, 2013, the Company issued one preferred share each to Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd, our founder entities (collectively, the “Founders”), for $20.00. In connection with the initial public offering on May 22, 2013, the Founders purchased an additional 1,999,998 preferred shares (“Preferred” shares or stock; $0.01 par value) for $20,000. The preferred shares have certain voting rights. Beginning in 2014, the holders of the Preferred stock are entitled to receive a dividend in the form of shares of Common Stock equal to 20% of the appreciation of the market price of common shares multiplied by total initial offering shares (90,500,000 shares). In the first year a dividend is payable (if any), the dividend amount will be calculated at the calendar year-end based on the last ten trading days volume weighted average share price (the “Dividend Price) compared to the initial offering price of $10.00 per ordinary share. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest Dividend Price previously used in calculating the Preferred stock dividends. Dividends are paid for the term the Preferred stock is outstanding. The Preferred shares may be converted into ordinary shares on a one for one basis (i) automatically in the event of a change of control of the Company following an acquisition, (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition (December 31, 2020, (extendable by the Board of Directors for three additional years)), or (iii) at the option of the holder until December 31, 2020. No shares were issued or dividends paid in the Successor Quarterly or Nine Month Period. Although not finally determinable until December 31, 2014, had the closing price for the Company’s Common Stock on September 30, 2014 been used, a dividend of approximately 11.7 million shares would have been issued to the Founders.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Arysta Seller Financing

In connection with the Arysta Acquisition, the Company will issue $600,000 of new Series B convertible preferred stock. (Refer to Note 16 “Subsequent Events”) for further discussion.

Common Shares

Initial Public Offering

In connection with its initial public offering on May 22, 2013, the Company issued 88,500,000 common shares (no par value) for gross proceeds of $885,000. Also, on May 22, 2013, the Company issued an aggregate of 29,500 common shares to non-founder directors for $10.00 per share. Each common share has voting rights and winding-up rights.

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

MacDermid Acquisition

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

Mandatory Redemption

On March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. The Company fixed April 3, 2014 as the date of the mandatory redemption of the warrants, and accordingly, on or after that date, holders of warrants had no further rights with regard to such warrants except to receive $0.01 per warrant. During the three months ended June 30, 2014, 3,755,232 warrants were exercised for 1,251,744 shares of Common Stock resulting in proceeds to the Company of $14,395. During the Successor Nine Month Period, the Company issued 16,244,694 shares of Common Stock in connection with the exercise of a total of 48,734,082 warrants resulting in proceeds to the Company of $186,814. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Private Placement

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

Non-Controlling Interest

As described more fully in Note 2 – “Acquisitions of Businesses”, in connection with the MacDermid Acquisition, certain sellers elected to receive shares of common stock of Platform’s subsidiary PDH (the “PDH Common Stock”) representing approximately $97,500, which is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 and will continue to be until such time as it is exchanged for Platform’s Common Stock. Approximately $2,091 and $5,159 of net income has been allocated to the non-controlling interest for the Successor Quarterly and Nine Month Periods, respectively, and is included in the accompanying Condensed Consolidated Statements of Operations.

A reconciliation of consolidated changes in equity for the Successor Nine Month Period, the Platform Preacquisition Year to Date Period and the Predecessor Nine Month Period is as follows:

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity

Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212,038	$(194,222)	$1,265	$1,019,081	$96,021	$1,115,102
Impact of Domestication	-	20	-	1,016	(1,036)	-	-	-	-	-
Issuance of common shares at $11.00 per share on January 5, 2014	-	-	3,959	-	44	-	-	44	-	44
Issuance of common shares to Directors on July 31, 2014			9,242	-	-	-		-	-	-
Issuance of common shares from Employee Stock Purchase Plan	-	-	4,108	-	95	-		95	-	95
Exercise of warrants for common shares at $11.50 per share	-	-	16,244,694	163	186,652	-	-	186,815	-	186,815
Issuance of common shares at $19.00 per share in connection with Private Placement Offering			15,800,000	158	300,042	-	-	300,200	-	300,200
Issuance costs in connection with Private Placement Offering	-	-	-	-	(13,770)	-	-	(13,770)	-	(13,770)
Issuance of common shares at $11.00 per share in connection with 401(k) Exchange Agreement	-	-	1,670,386	16	18,358	-	-	18,374	-	18,374
Recovery of short swing profits, net	-	-	-	-	533	-	-	533	-	533
Equity compensation expense	-	-	-	-	451	-	-	451	-	451
Net income	-	-	-	-	-	4,077	-	4,077	5,380	9,457
Foreign currency translation adjustments	-	-	-	-	-	-	(37,302)	(37,302)	(5)	(37,307)
Pension and postretirement plans, net of tax benefit of $11	-	-	-	-	-	-	228	228	-	228
Derivatives valuation, net of tax benefit of $63	-	-	-	-	-	-	(100)	(100)	-	(100)
Unrealized loss on available for sale equity securities, net of tax benefit of $33	-	-	-	-	-	-	(53)	(53)	-	(53)
Allocation of comprehensive loss to non-controlling interest	-	-	-	-	-	-	2,522	2,522	(2,522)	-
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(487)	(487)
Balance at September 30, 2014	2,000,000	$20	137,304,330	$1,353	$1,703,407	$(190,145)	$(33,440)	$1,481,195	$98,387	$1,579,582

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Successor

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance at April 23, 2013 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of preferred shares @ $10.00 per share on April 25, 2013	2	-	-	-	-	-	-
Issuance of preferred shares @ $10.00 per share with matching warrants on May 22, 2013 along with 2 matching warrants matching with previously issued preferred shares	1,999,998	-	-	-	20,000	-	20,000
Issuance of common shares @ $10.00 per share with matching warrants on May 22, 2013	-	-	88,529,500	-	885,296	-	885,296
Equity offering cost	-	-	-	-	(24,078)	-	(24,078)
Equity compensation expense	-	-	-	-	147	-	147
Net loss	-	-	-	-	-	(4,790)	(4,790)
Balance at September 30, 2013	2,000,000	$-	88,529,500	$-	$881,365	$(4,790)	$876,575

Predecessor
	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Additional Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Stock	Total Stockholders' Equity	Non- controlling interest	Total equity (deficit)
Balance at December 31, 2012	$525,027	$-	$50,000	$2,318	$(273,086)	$(30,270)	$(1,264)	$272,725	$(288)	$272,437
Net income	-	-	-	-	23,890	-	-	23,890	319	24,209
Equity compensation	-	-	-	109	-	-	-	109	-	109
Accrual of paid in kind dividend on cumulative preferred shares	20,805	1,295	-	-	(22,100)	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(6,164)	-	(6,164)	1	(6,163)
Derivatives valuation, net of tax benefit of $227	-	-	-	-	-	(169)	-	(169)	-	(169)
Unrealized loss on available for sale equity securities, net of tax expense of $17	-	-	-	-	-	103	-	103	-	103
Shares repurchased	(500,000)	-	-				(8)	(500,008)	-	(500,008)
Shares exchanged	(44,977)	44,977	-					-	-	-
Shares canceled	(855)	-	(417)				1,272	-	-	-
Dividend paid to non-controlling interest	-	-	-	-	-	-	-	-	(505)	(505)
Contribution from non-controlling interest	-	-	-	-	-	-	-	-	17	17
Balance at September 30, 2013	$-	$46,272	$49,583	$2,427	$(271,296)	$(36,500)	$-	$(209,514)	$(456)	$(209,970)

    The income tax benefit (provision) allocated to the components of other comprehensive income for the Successor and Predecessor Quarterly and Nine Month Periods is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Foreign currency translation adjustment	$-	$-	$-	$-
Unrealized (loss) gain on available for sale securities	35	(39)	33	(56)
Pension and postretirement plans	-	-	11	-
Derivative valuation	-	(136)	63	91
Income tax benefit (provision) related to other comprehensive (loss) income	$35	$(175)	$107	$35

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

11.  EARNINGS PER SHARE

A computation of the weighted average shares outstanding for the Successor Quarterly and Nine Month Periods and Platform Preacquisition Period follows.

(in thousands)	Three months ended September 30, 2014	Three months ended September 30, 2013		Nine months ended September 30, 2014	Period from Inception (April 23, 2013) through September 30, 2013
Net income attributable to common shareholders	$11,871	$(4,710)		$4,077	$(4,790)

Basic weighted average common shares outstanding	137,299	88,529		124,462	88,529

Number of shares contingently issuable for founder preferred share dividend rights	11,699	-		11,699	-
Number of shares issuable upon conversion of founder preferred shares	2,000	-		2,000	-
Number of shares contingently issuable for the contingent consideration	1,599	-		438	-
Number of warrants	-	-		1,487	-
Number of shares issuable upon conversion of the 401k exchange rights	-	-		361	-
Number of stock options	97	-		87	-
	15,395	-		16,072	-

Dilutive weighted average common shares outstanding	152,694	88,529	1	140,534	88,529	1

Earnings per share attributable to common shareholders:
Basic	$0.09	$(0.05)		$0.03	$(0.05)
Diluted	$0.08	$(0.05)		$0.03	$(0.05)

1 No share adjustments are included in the dilutive weighted average shares outstanding computation as each period was a net loss.

The following weighted-average securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive (in thousands) for the Successor Quarterly and Nine Month Periods.

	Three months ended September 30, 2014	Nine months ended September 30, 2014

Number of shares issuable upon conversion of the PDH non-controlling interest	8,775	8,775
Number of shares contingently issuable for the contingent consideration	-	1,161
Number of restricted stock shares and units	19	8
	8,794	9,944

12. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

Asset Retirement Obligations

The Company has recognized asset retirement obligations (“AROs”) for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. At September 30, 2014 and December 31, 2013, the Company has accrued $5,512 and $4,765, respectively, for its AROs at sites in the U.S., Europe and Japan. The AROs are classified in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 as follows:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Accrued expenses and other current liabilities	$562	$69
Other long-term liabilities	4,950	4,696
	$5,512	$4,765

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of September 30, 2014 and December 31, 2013, $2,243 and $2,896, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs. Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of September 30, 2014 and December 31, 2013 would not be material to the Company’s consolidated financial position, results of operations or cash flows.

Legal Proceedings

On July 8, 2014, a federal court jury found in favor of MacDermid Printing Solutions LLC ("MPS") in litigation against Cortron, Inc. (“Cortron”) and awarded MPS $3,941 in anti-trust damages; $7,904 in breach of contract damages; $3,791 and additional punitive damages for misappropriation of trade secrets, and $11,875 and additional punitive damages for unfair trade practices. The actual aggregate amount of damages, including the amount of punitive damages and an award of attorney fees will be determined by the presiding judge after post-trial briefing by the parties. Cortron may appeal the verdict; accordingly, MPS's ability to collect on the judgment is uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Platform Business Combination Agreement as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

From time to time, the Company is involved in various legal proceedings in the normal course of its business. Management believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2014 and December 31, 2013, the Company has reserved approximately $2,412 and $2,881, respectively, for its outstanding legal proceedings.

13. INCOME TAXES

The Company recognized $6,400 of tax benefits during the Successor Quarterly Period as a result of the expiration of statutes of limitations. An additional $2,100 of tax benefits may be recognized within the next 12 months.

The Company has historically provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from several non-U.S. subsidiaries. The indefinite reversal criterion of ASC 740-30-25 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States.

In June 2014, the Company determined that approximately $23,700 of certain foreign subsidiaries’ undistributed net earnings would now be indefinitely reinvested in operations outside the United States. These earnings will provide the Company an opportunity to reinvest in the existing international business and provide funding for future acquisitions outside of the United States. As a result of the change in assertion, the Company reduced its deferred tax liabilities related to undistributed foreign earnings by $4,500 as a discrete item in the second quarter of 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

In addition, the other primary drivers of the difference between the statutory and effective tax rate for the Successor Nine Month Period was a benefit for the imposition of foreign taxes at different rates of ($8,000) and a decrease for the non-deductible portion of the fair value adjustment for the long term contingent liability of $6,200.

The difference between the statutory and effective tax rate for the Successor Quarterly Period was primarily attributable to ($6,400) for a release of reserves related to the expiration of statutes of limitations and for the imposition of foreign taxes at different rates ($3,500) offset by non-deductible transactional costs of $1,200.

The primary difference between the statutory and effective tax rate for the Predecessor Quarterly Period was a benefit of ($600) for the imposition of foreign taxes at different rates.

The primary difference between the statutory and effective tax rate for the Predecessor Nine Month Period was an increase for nondeductible expenses related to the retirement of bonds $6,600 and decrease for the imposition of foreign taxes at different rates of ($3,100).

14. RELATED PARTY TRANSACTIONS

Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder executed a RHSA with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for PDH Common Stock of Platform’s subsidiary PDH, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition as discussed further in Note 2 – “Acquisitions of Businesses”. Immediately prior to the closing of the MacDermid Acquisition, members of MacDermid management and certain affiliates, including certain officers of MacDermid, contributed all or a portion of their MacDermid Holdings interests to Tartan Holdings, LLC, a Delaware limited liability company (“Tartan”), and Tartan agreed to receive the PDH Common Stock in exchange for such MacDermid Holdings equity interests. The resulting noncontrolling interest percentage for the Retaining Holders was 6.76%.

Pursuant to an Advisory Services Agreement between the Company and Mariposa Capital, LLC, an affiliate of one of our Founders, (“Mariposa”), advisory fees paid to Mariposa, for the Successor Quarterly and Nine Month Periods were $500 and $1,500, respectively.

On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square Capital Management, L.P. (“Pershing Square”), the beneficial owner of approximately 25.8% of the Company’s outstanding shares as of November 7, 2014. Those shares were acquired by Pershing Square in the initial public offering and the Warrant Exchange Offer. Pursuant to the agreement, for so long as any of the included funds managed by Pershing Square holds any Platform shares, the Company agreed to cooperate with such holders’ reasonable requests to facilitate any proposed sale of shares by the requesting holder(s) in accordance with the provisions of Rule 144 or any successor rule (“Rule 144”) promulgated under the Securities Act, including, without limitation, by complying with the current public information requirements of Rule 144 and providing opinions of counsel, to the extent required. Additionally, the Company agreed that promptly after becoming eligible to utilize a Form S-3 registration statement, the Company will file with the SEC a registration statement on Form S-3 registering (among other securities) the resale of the Company shares held by the holders and use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after its filing. The Company’s obligations under the registration rights agreement shall terminate on the earlier of (i) the date on which all of a holder’s shares have been sold, and (ii) the date on which all of a holder’s shares may be sold pursuant to Rule 144 without volume or other restrictions.

15. SEGMENT INFORMATION

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

The Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. The Company evaluates the performance of its segments based on net sales and operating profit. Operating profit for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Operating profit for each segment includes an allocation of corporate costs such as corporate salary and wages, transaction costs in connection with acquisitions and equity compensation expense.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(Successor)	(Predecessor)	(Successor)	(Predecessor)

Net Sales:
Performance Materials	$153,603	$145,349	$443,843	$429,446
Graphic Solutions	43,179	43,084	125,797	131,111
Consolidated net sales	196,782	188,433	569,640	560,557

Operating profit (loss):
Performance Materials	21,338	29,097	46,818	77,660
Graphic Solutions	2,025	9,523	(13,857)	27,368
Consolidated operating profit	$23,363	$38,620	$32,961	$105,028

16. SUBSEQUENT EVENTS

Closing of Private Placement

On October 8, 2014 and November 6, 2014, the Company completed a private placement to certain qualified institutional buyers and a limited number of institutional accredited investors of an aggregate of 16,060,960 shares and 9,404,064 shares, respectively, of its Common Stock at a price of $25.59 per share (the “October/November Private Placement”). In the October/November Private Placement, the Company received net proceeds of approximately $651,500, after deducting fees and offering expenses. Pursuant to registration rights agreements the Company entered into in connection with the October/November Private Placement, on November 3, 2014, the Company filed a resale registration statement on Form S-1 to register the resale of all of the shares sold in the October/November Private Placement, which resale registration statement was amended on November 10, 2014. This registration statement was declared effective on November 10, 2014.

In connection with the Private Placement, on October 3, 2014, the Company entered into separate support agreements (the “Support Agreements”) with certain of its stockholders (the “Support Parties”) holding, in the aggregate, approximately 28.5% of Common Stock as of such date. The Support Parties included Blue Ridge Limited Partnership, Berggruen Acquisition Holdings IV Ltd, Daniel H. Leever (Platform’s Chief Executive Officer, President and Vice Chairman), Mariposa Acquisition, LLC and Wellington Management Company, LLP, as investment advisor to certain stockholders. Pursuant to the Support Agreements, the Support Parties had agreed to vote in favor of the issuance of 9,404,064 shares mentioned above.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(in thousands, except share and per share amounts)
(Unaudited)

Proposed Arysta Acquisition

On October 20, 2014, Platform entered into a Share Purchase Agreement (the “Agreement”) with Nalozo S.à.r.l., a Luxembourg limited liability company (the “Seller”) pursuant to which Platform agreed to acquire Arysta LifeScience Limited, an Irish private limited company (“Arysta”), a leading global provider of crop solutions, with expertise in agrochemical and biological products (the “Arysta Acquisition”), for approximately $3.51 billion, consisting of $2.91 billion in cash, subject to working capital and other adjustments, and $600,000 of new Series B convertible preferred stock of Platform (the “Series B Convertible Preferred Stock”).

In connection with the Agreement, on October 20, 2014, Platform entered into a commitment letter (the “Arysta Debt Commitment Letter”) with Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Nomura Corporate Funding Americas, LLC, Nomura Securities International, LLC, UBS AG, Stamford Branch and UBS Securities LLC (collectively, the “Commitment Parties”) for (i) $1.6 billion of first lien incremental term loans (the “Term Facility”) to be incurred under the Amended and Restated Credit Agreement and (ii) senior unsecured bridge loans (the “Senior Bridge Facility” and together with the Term Facility, the “Facilities”) in an aggregate principal amount of $750 million for the purposes of financing the Arysta Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Arysta Debt Commitment Letter. The Commitment Parties’ obligation to provide the Facilities is subject to a number of customary conditions precedent. Furthermore, Platform is under no obligation to borrow under the Facilities and, in connection with the proposed Arysta Acquisition, anticipates seeking a number of alternative financings for the proposed Arysta Acquisition in lieu of such financings, including, but not limited to, equity offerings (including the proposed public offering described below (the “Proposed Public Offering”)), debt offerings and other borrowings under the Amended and Restated Credit Agreement.

When issued, each share of Series B Convertible Preferred Stock may be converted into such number of shares of Common Stock as is determined by dividing a $1,000 liquidation preference by a conversion price of $27.14. Platform has also agreed to enter into a registration rights agreement with the Seller pursuant to which Platform would be obligated to file with the SEC a registration statement to register the resale of the shares of Common Stock of Platform issuable upon conversion of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock that is not previously converted to Common Stock will be subject to automatic redemption on either (a) the earlier of (i) October 20, 2016 and (ii) four months prior to the maturity of the mandatory preferred stock contemplated by the Arysta Debt Commitment Letter as defined below, if such security is issued; provided that such maturity date shall not be prior to the earlier of (x) the first anniversary of the original issue date of the Series B Convertible Preferred Stock and (y) 90 days prior to the maturity of the mandatory preferred stock contemplated by the Debt Commitment Letter (the “Maturity Date”) or (b) the occurrence of (i) a merger of Platform or a subsidiary of Platform where more than 50% of the voting power of the surviving corporation is held by persons other than the stockholders of Platform, (ii) the sale of all or substantially all of the assets or subsidiaries of Platform in a single transaction or series of related transaction or (iii) a bankruptcy or liquidation of Platform (each of clauses (i), (ii) and (iii), a “Triggering Event”). The redemption price for each share of Series B Convertible Preferred Stock will be $1,000, which must be paid in cash in the event of redemption upon a Triggering Event.  The redemption price may be paid in cash or shares of Common Stock (valued at $27.14 per share), at the option of Platform, in the event of redemption at the Maturity Date.  However, Platform may not issue more than 22,107,590 shares of Common Stock in connection with a redemption at the Maturity Date.  To the extent that the aggregate value of such 22,107,590 shares of Common Stock is less than $600,000 (based on a 10-day volume weighted average price), then, pursuant to the Agreement, such shortfall would be payable in cash by Platform as additional purchase price. Assuming that the Proposed Public Offering is consummated, Platform does not intend to issue any mandatory preferred stock contemplated by the Arysta Debt Commitment Letter in connection with the Arysta Acquisition.

The closing of the Arysta Acquisition is subject to the satisfaction or waiver of certain customary conditions for transactions of this type, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals of government authorities and antitrust authorities from certain non-U.S. jurisdictions.

       The Agreement also contains customary provisions governing circumstances under which the parties may terminate the Agreement, including the right of Platform or the Seller, as the case may be, to terminate the Agreement if the transactions contemplated therein have not been consummated on or before June 1, 2015, subject to certain conditions and subject to extension to August 3, 2015 if certain regulatory approvals have not been obtained.  Neither Platform nor the Seller is responsible for a termination fee in any event.

Pursuant to the Agreement, Platform deposited $400,000 into an escrow account and agreed to deposit an additional $200,000 into such escrow account no later than November 28, 2014. The release of any amounts from such escrow account is subject to the prior written consent of the Seller. The funds in the escrow account are intended to be released to the Seller in connection with the consummation of the Arysta Acquisition.

Proposed Underwritten Public Offering of Common Stock

On November 10, 2014, we filed an amended registration statement on Form S-1 in connection with the Proposed Public Offering. The Proposed Public Offering is subject to market conditions and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering.

On November 12, 2014, we announced the pricing of an underwritten public offering of 14,300,000 shares of our common stock at a public offering price of $24.50 per share. The gross proceeds to us from this offering are expected to be approximately $350 million, before deducting underwriting discounts and commissions and offering expenses payable by us. On November 12, 2014, the underwriters exercised their option to purchase an additional 2,145,000 shares of our common stock to cover over-allotments. The offering is expected to close on or about November 17, 2014, subject to customary closing conditions.

Platform intends to use the net proceeds from the offering to fund a portion of the acquisition consideration and related fees and expenses of the Arysta Acquisition, with any remaining net proceeds for general corporate purposes. In the event the Arysta Acquisition is not completed, Platform intends to use the net proceeds of this offering for working capital and other general corporate purposes, which may include the funding of other acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our adjusted earnings per share, expected or estimated revenue, the outlook for Platform’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin, organic net sales growth, bank debt covenants, the success of new product introductions, growth in costs and expenses, the impact of commodities and currencies and Platform’s ability to manage its risk in these areas, and the impact of acquisitions, divestitures, restructuring, anticipated financings and other unusual items, including Platform’s ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated and future acquisitions. Platform generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words.  Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the fiscal quarter and six-month period ended June 30, 2014, filed with the SEC on March 31, 2014 and August 6, 2014, respectively, and elsewhere in this report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports to the SEC.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should read the relevant sections of this section for a complete discussion of the items summarized below. Unless the context otherwise requires, all references in this section to “Platform”, the “Company,”“we”, “us”, “our”, and “Successor” refer to Platform Specialty Products Corporation and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition (as defined below).  All references in this quarterly report on Form 10-Q to our “Predecessor” refer to MacDermid, Incorporated, a Connecticut corporation (“MacDermid”) and its subsidiaries for all periods prior to the MacDermid Acquisition (as defined below).

Overview

We are a global producer of high technology specialty chemical products and provider of technical services. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “asset lite, high touch” philosophy, which involves dedicating extensive resources to research and development and highly technical, post-sale customer service, while limiting our investments in fixed assets and capital expenditures. To date, Platform has completed three acquisitions, the MacDermid Acquisition, on October 31, 2013, the Agriphar Acquisition, on October 1, 2014 and the Chemtura Acquisition, on November 3, 2014. On October 20, 2014, Platform has also announced the proposed Arysta Acquisition, which is expected to close in the first quarter of 2015, subject to customary closing conditions.

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

The total consideration for the MacDermid Acquisition and the Exchange Agreement was approximately $1.80 billion (including the assumption of approximately $754 million of indebtedness), plus (i) up to $100 million of contingent consideration tied to achievement of EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation. The consideration for the MacDermid Acquisition was paid in both equity interests and cash. Certain sellers elected to receive common stock in our wholly owned subsidiary Platform Delaware Holdings, Inc. (“PDH”) representing approximately $97.0 million of the total consideration. Holders of PDH Common Stock have the right to exchange such shares for shares of our Common Stock, on a one-for-one basis, at 25% per year, after the earlier of October 31, 2014 or a change of control of Platform.

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

Until consummation of the Chemtura Acquisition, which was subsequent to this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we managed our business in two operating segments:  Performance Materials and Graphic Solutions. Upon consummation of the Chemtura Acquisition, we created a new operating segment, AgroSolutions, which includes Agriphar’s and CAS’ complementary businesses. Thus, we anticipate future Management’s Discussions and Analysis of Financial Condition and Results of Operations to include our new AgroSolutions operating segment. Upon consummation of the Arysta Acquisition, AgroSolutions will also include Arysta’s business.

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

AgroSolutions – Our AgroSolutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: seed treatment, insecticides, miticides, herbicides, fungicides, honey bee health, plant growth regulators, adjuvants and home applications (home & garden and ectoparasiticides). We refer to herbicides, fungicides, insecticides and honey bee health as our Global Value Added Portfolio (“GVAP”). Our product portfolio also includes Biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent active ingredients (“AIs”) that complement our principal product lines.

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

We sell our products into three main geographic regions: the Americas, Asia and Europe. Because our segments utilize shared facilities and administrative resources and offer products that are distinct from one another, we make decisions about how to manage our operations by reference to each segment and not with respect to the underlying products or geographic regions that comprise each segment.

The following is a discussion of our financial condition and results of operations during the three months ended September 30, 2014 (the “Successor Quarterly Period”), the nine months ended September 30, 2014 (the “Successor Nine Month Period”), the three months ended September 30, 2013 (the “Predecessor Quarterly Period”) and the nine months ended September 30, 2013 (the “Predecessor Nine Month Period”) and for Platform, prior to the completion of the MacDermid Acquisition, for the period from July 1, 2013 through September 30, 2013 (the “Platform Preacquisition Quarterly Period) and for the period from Inception (April 23, 2013) through September 30, 2013 (the “Platform Preacquisition Year to Date Period”). We did not own MacDermid for the Predecessor Quarterly Period, Predecessor Nine Month Period or Platform Preacquisition Quarterly or Year to Date Periods. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Three Months Ended September 30, 2014 versus the Three Months Ended September 30, 2013

Net Sales

Net sales of approximately $196.8 million in the Successor Quarterly Period increased by $8.3 million, or 4.4%, compared to the Predecessor Quarterly Period. Net sales for the Successor Quarterly Period were favorably impacted by foreign currency translation of approximately $1.8 million as compared to the Predecessor Quarterly Period. Net sales of new products, which represent opportunities to enter markets adjacent to those we currently serve, was $24.2 million for the Successor Quarterly Period, compared to $19.8 million for the Predecessor Quarterly Period. Net sales increased primarily due to strength in several markets in our Performance Materials segment as discussed below. We not only periodically introduce new products to market, but also continuously modify our existing products, often at the request of, or in collaboration with, customers.

Net sales in the Performance Materials segment in the Successor Quarterly Period increased by $8.3 million, or 5.7%, as compared to the Predecessor Quarterly Period. The increase in net sales is primarily attributable to strong demand for core industrial and new products in Europe in addition to higher sales of offshore production control fluids in the Americas during the Successor Quarterly Period as compared to the Predecessor Quarterly Period. Net sales in the Graphic Solutions segment were consistent in both the Successor Quarterly Period and the Predecessor Quarterly Period at approximately $43 million as a slight decrease in net sales of newspaper plating products was fully offset by a similar increase in packaging products.

By region, net sales in the Americas, Asia and Europe in the Successor Quarterly Period were $73.1 million, $55.8 million and $67.9 million, respectively. In the Predecessor Quarterly Period, net sales in the Americas, Asia and Europe were $70.4 million, $55.5 million and $62.5 million, respectively. Sales volumes were higher in the Americas in the Successor Quarterly Period primarily from the Performance Materials segment and higher offshore sales volume as previously discussed. In addition to higher demand for our core industrial and new products in the Successor Quarterly Period, our European sales benefited from a favorable currency impact of approximately $2.2 million as compared to the Predecessor Quarterly Period.

Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the Successor Quarterly Period compared to the Predecessor Quarterly Period.

Cost of Sales

Cost of sales increased $4.1 million, or 4.6%, in the Successor Quarterly Period compared to the Predecessor Quarterly Period. The increase primarily corresponds to higher sales volume. As a percentage of net sales, cost of sales for both the Successor and Predecessor Quarterly Periods was 47.5%.

Gross Profit

Gross profit increased in the Successor Quarterly Period by $4.3 million, or 4.3%, as compared to the Predecessor Quarterly Period and was favorably impacted by foreign currency translation of approximately $1.0 million as compared to the Predecessor Quarterly Period. As a percentage of net sales, our gross profit was 52.5% for both the Successor and Predecessor Quarterly Periods.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense increased in the Successor Quarterly Period by $18.5 million, or 34.0%, as compared to the Predecessor Quarterly Period. The increase in selling, technical, general and administrative expense is primarily attributable to transaction costs primarily in connection with the Chemtura and Agriphar Acquisitions of approximately $8.2 million, incremental amortization expense on newly valued intangible assets associated with the MacDermid Acquisition of approximately $7.6 million and a fair value adjustment to the long-term contingent consideration liability of $2.3 million in the Successor Quarterly Period. Excluding these adjustments, selling, technical, general and administrative expense as a percentage of net sales was 27.9% in the Successor Quarterly Period and 28.9% in the Predecessor Quarterly Period.

Selling, technical, general and administrative expense in the Preacquisition Quarterly Period consisted of transaction costs incurred in connection with the MacDermid Acquisition.

Research and Development Expense

Research and development expense increased in the Successor Quarterly Period by $0.7 million, or 12.2%, as compared to the Predecessor Quarterly Period. The slight increase is due to higher investments made to support certain strategic projects in the Successor Quarterly Period. As a percentage of net sales, research and development expense was 3.2% and 3.0% for the Successor and Predecessor Quarterly Periods, respectively.

Operating Profit (Loss)

Operating profit decreased in the Successor Quarterly Period by $15.3 million, or 39.5%, as compared to the Predecessor Quarterly Period primarily due to higher selling, technical, general and administrative expenses of approximately $18.1 million associated with the Chemtura, Agriphar and MacDermid Acquisitions as described above. Excluding these adjustments, operating profit as a percentage of net sales was 21.1% in the Successor Quarterly Period and 20.5% in the Predecessor Quarterly Period.

Operating profit for the Performance Materials segment in the Successor Quarterly Period decreased by $7.8 million, or 26.7%, as compared to the Predecessor Quarterly Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $10.3 million associated with the MacDermid, Chemtura and Agriphar Acquisitions. Excluding these incremental expenses, operating profit in the Performance Materials segment would have increased by approximately $2.5 million in the Successor Quarterly Period primarily due to higher sales volume in core industrial and new products in Europe and offshore production control fluids in the Americas.

Operating profit for the Graphic Solutions segment in the Successor Quarterly Period decreased by $7.5 million, or 78.7%, as compared to the Predecessor Quarterly Period. The decrease in operating profit is primarily attributable to the increase in selling, technical, general and administrative expenses as described above of approximately $7.8 million associated with the MacDermid and Chemtura and Agriphar Acquisitions. Excluding these incremental expenses, operating profit in the Graphic Solutions segment would have increased by approximately $0.3 million in the Successor Quarterly Period primarily due to the higher sales volume of packaging products in Europe in the Successor Quarterly Period.

Restructuring Expense

Restructuring expense increased in the Successor Quarterly Period by $0.3 million as compared to the Predecessor Quarterly Period. The increase was primarily associated with severance charges related to the elimination of certain positions in the Graphic Solutions segments in the Americas.

Interest Expense, net

Interest expense, net decreased in the Successor Quarterly Period by $8.2 million, or 50.6%, as compared to the Predecessor Quarterly Period. The decrease in interest expense is primarily attributable to lower debt balances outstanding in the Successor Quarterly Period as compared to the Predecessor Quarterly Period.

Other (Expense) Income, net

Other expense increased by $2.1 million in the Successor Quarterly Period as compared to the Predecessor Quarterly Period. The increase was primarily due to net unrealized losses of $2.6 million on foreign exchange forward contracts entered into in connection with the Chemtura and Agriphar Acquisitions in the Successor Quarterly Period.

Income Tax

The income tax benefit was $1.6 million for the Successor Quarterly Period compared to an income tax provision of $6.9 million for the Predecessor Quarterly Period. The primary drivers of the difference between the statutory rate of 35% and the Company's effective tax rate for the Successor and Predecessor Quarterly Periods of (12.94%) and 31.93%, respectively, is as follows. The income tax benefit for the Successor Quarterly Period was increased by ($6.4) million for a release of reserves related to the expiration of statutes of limitations and for the imposition of foreign taxes at different rates of ($3.5) million offset by non-deductible transactional costs of $1.2 million. The income tax provision in the Predecessor Quarterly Period was decreased by ($0.6) million for the imposition of foreign taxes at different rates.

Nine Months Ended September 30, 2014 versus the Nine Months Ended September 30, 2013

Net Sales

Net sales of approximately $569.6 million in the Successor Nine Month Period increased by $9.1 million, or 1.6%, compared to the Predecessor Nine Month Period. Net sales for the Successor Nine Month Period were favorably impacted by foreign currency translation of approximately $4.0 million as compared to the Predecessor Nine Month Period. The remaining increase in net sales in the Successor Nine Month Period was primarily attributable to an increase in net sales of the Performance Materials segment due to strong demand for electronic products in Asia and core industrial products in the Americas and Europe. We believe that net sales of new products, which represent opportunities to enter markets adjacent to those we currently serve, was $67.9 million for the Successor Nine Month Period, compared to $56.2 million for the Predecessor Nine Month Period.

Net sales in the Performance Materials segment in the Successor Nine Month Period increased by $14.4 million, or 3.4%, as compared to the Predecessor Nine Month Period. The increase in net sales is primarily attributable to higher sales of electronic products in Asia and higher sales volume in core industrial and film products in the Americas and Europe during the Successor Nine Month Period. These increases were partially offset by lower sales of offshore fluids as compared to the Predecessor Nine Month Period. Net sales in the Graphic Solutions segment decreased in the Successor Nine Month Period by $5.3 million, or 4.1%, as compared to the Predecessor Nine Month Period. The decrease in net sales is primarily attributable to lower demand for newspaper plating products partially offset by slightly higher sales volume in packaging products.

By region, net sales in the Americas, Asia and Europe in the Successor Nine Month Period were $205.7 million, $158.4 million and $205.5 million, respectively. In the Predecessor Nine Month Period, net sales in the Americas, Asia and Europe were $212.2 million, $157.6 million and $190.8 million, respectively. Net sales were lower in the Americas in the Successor Nine Month Period primarily from an unfavorable foreign currency impact of approximately $3.7 million in addition to lower offshore and newspaper plating product sales volume as compared to the Predecessor Nine Month Period. In the Asia region, net sales increased $0.8 million as compared to the Predecessor Nine Month Period which was due to strong demand for our electronics products but was almost fully offset by lower sales volume in core film products in the Performance Materials segment. European sales increased by $14.7 million in the Successor Nine Month Period which was largely driven by favorable currency impacts of approximately $9.7 million in addition to higher sales volume of core industrial and film products in the Performance Materials segment in addition to packaging products in the Graphic Solutions segment.

Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the Successor Nine Month Period compared to the Predecessor Nine Month Period.

Cost of Sales

Cost of sales increased $13.8 million, or 5.1%, in the Successor Nine Month Period compared to the Predecessor Nine Month Period. The increase is primarily due to the $12.0 million elimination of manufacturer’s profit in inventory charged to cost of sales related to the purchase accounting fair value adjustments to inventory associated with the MacDermid Acquisition in the first three months of 2014. Excluding this charge, cost of sales as a percentage of net sales for the Successor Nine Month Period was 48.0% as compared to 48.5% in the Predecessor Nine Month Period.

Gross Profit

Gross profit decreased in the Successor Nine Month Period by $4.7 million, or 1.6%, as compared to the Predecessor Nine Month Period. The decrease in gross profit is primarily attributable to the elimination of manufacturer’s profit in inventory charged to cost of sales in connection with the MacDermid Acquisition as previously discussed which was partially offset by a favorable impact from foreign currency translation of approximately $1.6 million as compared to the Predecessor Quarterly Period. Excluding the inventory charge, our gross margin was 52.0% in the Successor Nine Month Period as compared to 51.5% for the Predecessor Nine Month Period with the increase primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense increased in the Successor Nine Month Period by $67.3 million, or 41.0%, as compared to the Predecessor Nine Month Period. The increase in selling, technical, general and administrative expense is primarily attributable to a fair value adjustment to the long-term contingent consideration liability of $26.1 million, incremental amortization expense on acquired intangible assets associated with the MacDermid Acquisition of approximately $23.5 million and transaction costs incurred primarily in connection with the Chemtura and Agriphar Acquisitions of approximately $18.9 million in the Successor Nine Month Period. Excluding these adjustments, selling, technical, general and administrative expense as a percentage of net sales was 28.7% and 29.3% in the Successor and Predecessor Nine Month Periods, respectively.

Research and Development Expense

Research and development expense increased by $1.0 million, or 5.5%, in the Successor Nine Month Period and was 3.2% and 3.1% as a percentage of net sales in the Successor and Predecessor Nine Month Periods, respectively. The slight increase is due to higher investments made to support certain strategic projects in the Successor Nine Month Period.

Operating Profit

Operating profit decreased in the Successor Nine Month Period by $72.1 million, or 68.6%, as compared to the Predecessor Nine Month Period primarily due to higher cost of sales and selling, technical, general and administrative expenses of approximately $80.5 million associated with the Chemtura, Agriphar and MacDermid Acquisitions as described above. Excluding these adjustments, operating profit as a percentage of net sales was 19.9% in the Successor Nine Month Period and 18.7% in the Predecessor Nine Month Period.

Operating profit for the Performance Materials segment in the Successor Nine Month Period decreased by $30.8 million, or 39.7%, as compared to the Predecessor Nine Month Period. The decrease in operating profit is primarily attributable to the increase in cost of sales and selling, technical, general and administrative expenses as described above of approximately $42.0 million associated with the MacDermid, Chemtura and Agriphar Acquisitions. Excluding these incremental expenses, operating profit in the Performance Materials segment would have increased by approximately $11.2 million in the Successor Nine Month Period primarily due to increases from higher sales volume on electronics industry products sold in Asia and core industrial and film products sold in Europe.

Operating profit for the Graphic Solutions segment in the Successor Nine Month Period decreased by $41.2 million, or 150.6%, as compared to the Predecessor Nine Month Period. The decrease in operating profit is primarily attributable to the increase in cost of sales and selling, technical, general and administrative expenses as described above of approximately $38.5 million associated with the MacDermid, Chemtura and Agriphar Acquisitions. Excluding these incremental expenses, operating profit in the Graphic Solutions segment would have decreased by approximately $2.7 million in the Successor Nine Month Period primarily due to the lower sales volume of newspaper plating products.

Restructuring Expense

Restructuring expense in the Successor Nine Month Period was $1.0 million and was primarily associated with severance charges related to the elimination of certain positions in both the Performance Materials and Graphic Solutions segments in the Americas. Restructuring expense in the Predecessor Nine Month Period was approximately $1.9 million and was primarily associated with restructuring charges related to the elimination of certain positions in the Graphic Solutions segment in the Americas.

Interest Expense, net

Interest expense, net decreased in the Successor Nine Month Period by $17.3 million, or 42.6%, as compared to the Predecessor Nine Month Period. The decrease in interest expense is primarily attributable to lower debt balances outstanding in the Successor Nine Month Period as compared to the Predecessor Nine Month Period.

Loss on Extinguishment of debt

In the Predecessor Nine Month Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes. This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.

Other (Expense) Income, net

Other expense increased by $3.3 million in the Successor Nine Month Period as compared to the Predecessor Nine Month Period primarily due to net unrealized losses of $2.6 million on foreign exchange forward contracts entered in the Successor Quarterly Period in connection with the Chemtura and Agriphar Acquisitions.

Income Tax

The income tax benefit was $3.5 million for the Successor Nine Month Period compared to an income tax provision of $20.9 million for the Predecessor Nine Month Period. The primary drivers of the difference between the statutory rate of 35% and the Company's effective tax rate for the Successor and Predecessor Nine Month Periods of (59.88%) and 46.37%, respectively, are as follows. The income tax benefit for the Successor Nine Month Period increased for the imposition of foreign taxes at different rates ($8.0) million, ($6.4) million for release of reserves related to the expiration of statutes of limitations, and ($4.5) million for a change in assertion that certain foreign earnings will no longer be repatriated to the U.S. and decreased for the non-deductible portion of the fair value adjustment for the long term contingent liability of $6.2 million. The income tax provision for the Predecessor Nine Month was increased for nondeductible expenses related to the retirement of bonds of $6.6 million and decreased for the imposition of foreign taxes at different rates of ($3.1) million.

Liquidity and Capital Resources

Our primary sources of liquidity in the Successor Nine Month Period were cash raised from the Private Placement, the Warrant Exchange Offer and cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expense, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance, cash generated from operations and existing and future debt and equity offerings will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. At September 30, 2014, we had $282 million in cash and cash equivalents in addition to an unused line of credit of approximately $49 million.

Of our $282 million of cash and cash equivalents at September 30, 2014, $92 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to materially impact our liquidity. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of September 30, 2014, we had the ability to repatriate $3.9 million of cash at our discretion from the foreign subsidiaries and branches while the remaining balance of $88.1 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations. Additionally, the Company deposited $315 million into an escrow account on July 3, 2014, which is restricted to the financing of the Chemtura Acquisition.

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

On October 8, 2014 and November 6, 2014, the Company completed a private placement to certain qualified institutional buyers and a limited number of institutional accredited investors of an aggregate of 16,060,960 shares and 9,404,064 shares, respectively, of its Common Stock at a price of $25.59 per share (the “October/November Private Placement”). In the October/November Private Placement, the Company received net proceeds of approximately $651,500, after deducting fees and offering expenses. Pursuant to registration rights agreements the Company entered into in connection with the October/November Private Placement, on November 3, 2014, the Company filed a resale registration statement on Form S-1 to register the resale of all of the shares sold in the October/November Private Placement, which resale registration statement was amended on November 10, 2014. This registration statement was declared effective on November 10, 2014.

Pershing Square was the beneficial owner of approximately 24.3% of Platform’s Common Stock outstanding as of October 3, 2014 and a partner of Pershing Square is a member of Platform’s board of directors.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated ($ in thousands):

		Period from Inception
	For the nine months	(April 23, 2013) through	For the nine months
	ended September 30, 2014	September 30, 2013	ended September 30, 2013
(amounts in thousands)	Successor	Successor	Predecessor

Cash and cash equivalents, beginning of the period	$123,040	$-	$143,351

Cash provided by (used in) operating activities	79,456	(719)	64,391
Cash used in investing activities	(380,808)	(179,957)	(6,058)
Cash provided by (used in) financing activities	463,560	881,218	(136,088)
Exchange rate impact on cash and cash equivalents	(3,572)	-	(395)

Cash and cash equivalents, end of the period	$281,676	$700,542	$65,201

Operating Activities

During the Successor Nine Month Period, we generated $79.5 million in cash from operating activities primarily due to net income of $9.5 million offset by non-cash charge add-backs for depreciation and amortization of $57.6 million, a fair value adjustment to the long-term contingent consideration liability of $26.1 million and the elimination of the final portion of the manufacturer’s profit in inventory in connection with the MacDermid Acquisition of $12.0 million. Additionally, accrued expenses increased by $9.4 million in the Successor Nine Month Period primarily due to acquisition-related professional fees in connection with the Chemtura and Agriphar Acquisitions. These favorable changes were partially offset by a non-cash deferred tax benefit of $31.3 million and higher accounts receivable of $10.7 million due to timing of sales as compared to the Predecessor Nine Month Period.

During the Predecessor Nine Month Period, we generated $64.4 million in cash from operating activities primarily due to net income of $24.2 million, non-cash charges for depreciation and amortization of $32.0 million and loss on extinguishment of debt of $18.8 million. These increases were partially offset by unfavorable changes in accounts receivable of $7.4 million mainly from slower collections and inventories of $4.4 million primarily from higher purchases in anticipation of demand in the fourth quarter of 2013.

       The Company’s management uses day’s sales outstanding (“DSO”) to measure how efficiently it manages the billing and collection of accounts receivable. We calculate DSO by dividing the product of 360 and its accounts receivable balance by its annualized net sales. At September 30, 2014 and December 31, 2013, DSO was 66 days and 73 days, respectively.

       The Company’s management uses days in inventory (“DII”) to calculate its efficiency at realizing inventories, which is calculated by dividing the product of 360 and its inventory balance, net of reserves, by its annualized cost of sales, excluding any intercompany sales. At September 30, 2014 and December 31, 2013, DII was 76 days and 88 days (inclusive of finished goods step-up adjustment of $35.9 million and related recognition of two-thirds of the inventory step-up in the November and December 2013 of $23.9 million in connection with the MacDermid Acquisition), respectively. Our products generally have shelf lives that exceed one year.

Investing Activities

During the Successor Nine Month Period, we used cash from investing activities of approximately $380.8 million primarily to deposit $315.0 million into an escrow account restricted to fund the Chemtura Acquisition in addition to a partial payment of $63.9 million made on September 30, 2014 to fund the Agriphar Acquisition.

During the Platform Preacquisition Period, we used cash from investing activities of approximately $180.0 million to purchase marketable securities of $359.9 million offset by a partial redemption of these securities of $179.8 million.

During the Predecessor Nine Month Period, we used cash from investing activities of approximately $6.1 million primarily for capital expenditures.

Financing Activities

During the Successor Nine Month Period, we generated cash from financing activities of $463.6 million primarily from proceeds received from the issuance of common shares from the Private Placement, net of transaction costs, and warrant exercises of approximately $473.4 million. These were partially offset by debt repayments of $5.8 million and the payment of debt financing fees of $4.1 million in connection with the additional debt discussed in Note 7 – “Debt”.

During the Platform Preacquisition Period, we generated cash from financing activities of approximately $881.2 million primarily from proceeds received from issuances of common and preferred shares.

During the Predecessor Nine Month Period, we used cash from financing activities of $136.1 million primarily for the repayment of long-term borrowings, including escrowed funds, of $731.6 million, in addition to the payment of debt financing fees of $13.5 million.     We also repurchased Predecessor Series A Preferred Stock and accumulated dividends of $500.0 million. Partially offsetting these uses were proceeds received from the issuance of debt in connection with a refinancing and recapitalization of $1.11 billion. Refer to Note 7 – “Debt” for further discussion pertaining to these financing activities.

Financial Borrowings

Credit Facilities

We are party to the Amended and Restated Credit Agreement consisting of (i) a $755 million first lien credit facility (which we refer to as our “first lien credit facility”) and (ii) a $50.0 million revolving credit facility (which we refer to as our “revolving credit facility”, and together with our first lien credit facility, our “credit facilities”).  A portion of our revolving credit facility not in excess of $15.0 million is available for the issuance of letters of credit. As of September 30, 2014, we had approximately $745.6 million of indebtedness outstanding under our first lien credit facility and there were no borrowings under our revolving credit facility, other than stand-by letters of credit issued in the amount of $1.0 million which reduce the borrowings available under our revolving credit facility. Our credit facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the revolving credit facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the revolving credit facility exceeds $12.5 million at the end of any fiscal quarter. As of September 30, 2014, the Company was in compliance with the debt covenants contained in our credit facilities.

Upon closing of the Chemtura Acquisition on November 3, 2014, the Further Amendments became effective pursuant to Amendment No. 2, and the Borrowers (i) borrowed new term loans in an aggregate principal amount of $130 million through an increase in Platform’s existing tranche B term loan facility (the “New Tranche B Term Loans”), (ii) Platform’s existing U.S. Dollar revolving credit facility was increased by $62.5 million to $87.5 million and (iii) Platform’s existing multicurrency revolving credit facility was increased by $62.5 million to $87.5 million. On the date of the Chemtura Acquisition, the Borrowers borrowed $60 million and €55 million pursuant to the U.S. Dollar revolving credit facility and the multi-currency revolving credit facility, respectively.  In addition, new term loans denominated in Euros in an aggregate amount of €205 million (the “Euro Tranche Term Loans”) were borrowed by MAS Holdings and NAIP, serving as a United States co-borrower. Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement, certain foreign subsidiaries of the Borrowers, MAS Holdings and NAIP became guarantors under the Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loans and/or other loans incurred under the facility.

In connection with the Agreement, on October 20, 2014, Platform entered into a commitment letter (the “Arysta Debt Commitment Letter”) with Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Nomura Corporate Funding Americas, LLC, Nomura Securities International, LLC, UBS AG, Stamford Branch and UBS Securities LLC (collectively, the “Commitment Parties”) for (i) a $1.6 billion Term Facility to be incurred under the Amended and Restated Credit Agreement and (ii) senior unsecured bridge loans (the “Senior Bridge Facility” and together with the Term Facility, the “Facilities”) in an aggregate principal amount of $750 million for the purposes of financing the Arysta Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Arysta Debt Commitment Letter. The Commitment Parties’ obligation to provide the Facilities is subject to a number of customary conditions precedent. Furthermore, Platform is under no obligation to borrow under the Facilities and, in connection with the proposed Arysta Acquisition, anticipates seeking a number of alternative financings for the proposed Arysta Acquisition in lieu of such financings, including, but not limited to, equity offerings (including the Proposed Public Offering), debt offerings and other borrowings under the Amended and Restated Credit Agreement.

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

We or our affiliates have been named as a potentially responsible party in numerous superfund sites due to historic operations. Asbestos and other hazardous substances are or may be present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of September 30, 2014, the Company has reserved approximately $2,412,000 for its outstanding legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Quarterly Report on Form 10-Q for the fiscal quarter and six-month period ended June 30, 2014 filed with the SEC on March 31, 2014 and August 6, 2014, respectively.

Risks Related to the Acquisitions

There can be no assurance that the Arysta Acquisition will be completed.

On October 20, 2014, we signed the Agreement to acquire Arysta in stock and cash transactions.  We intend to close the Arysta Acquisition in the first quarter of 2015, subject to customary closing conditions.  However, there can be no assurance that the Arysta Acquisition will be completed.

There are a number of risks and uncertainties relating to the Arysta Acquisition.  For example, the Arysta Acquisition may not be completed, or may not be completed in the time frame, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing.

As Arysta is being acquired by a U.S. company, the Arysta Acquisition Agreement provides that prior to the closing of the Arysta Acquisition, the seller will cause Arysta to terminate all the business and operations of Arysta and its subsidiaries in or directed to certain countries subject to sanctions by the United States.  We can make no assurance that Arysta will fully wind down these operations, and to the extent that it does not, the closing of the Arysta Acquisition could be delayed or may not occur at all.  In addition, to the extent that any action by Arysta prior to the consummation of the Arysta Acquisition is deemed to have violated applicable laws, Platform could face the risk of potential investigations or enforcement actions (including potential successor liability) related to those acts.

There can be no assurance that the conditions to closing of the Arysta Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Arysta Acquisition.  Under the terms of the Arysta Acquisition Agreement, the Arysta Acquisition is required to close no later than August 3, 2015, subject to the satisfaction or waiver of certain closing conditions. Any delay in closing or a failure to close could have a negative impact on our business and the trading price of our Common Stock.

The historical and unaudited pro forma financial information reflecting the Chemtura Acquisition and the Arysta Acquisition included in a Form 8-K filed by us on November 3, 2014 may not be representative of our actual results as a consolidated company, and accordingly, you have limited financial information on which to evaluate the combined company and your investment decision.

We, CAS and Arysta have no prior history as a combined entity and our operations have not previously been managed on a combined basis. As a result, pro forma financial information, which was prepared in accordance with Article 11 of Regulation S-X, and historical financial statements are presented for informational purposes only and are not necessarily indicative of the financial position or results of operations that would have actually occurred had the Chemtura Acquisition and the proposed Arysta Acquisition been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of the combined company. The pro forma financial information does not reflect future nonrecurring charges resulting from the Chemtura Acquisition and the proposed Arysta Acquisition or future events that may occur, including restructuring activities or other costs related to the integration of CAS and/or Arysta, and does not consider potential impacts of current market conditions on revenues, expense efficiencies or asset dispositions. The pro forma financial information presented in this Form 8-K filed by us on November 3, 2014  is based in part on certain assumptions regarding the Chemtura Acquisition and the proposed Arysta Acquisition that we believe are reasonable under the circumstances. However our assumptions may not prove to be accurate over time. As a result, investors should not place any undue reliance on the pro forma financial information.

CAS Management’s Discussion of Operations and Cash Flows and CAS’ combined financial statements and footnotes included in a Form 8-K filed by us on November 3, 2014 are not intended to be a complete discussion and presentation of the financial position or results of operations of CAS had it been a stand-alone entity.

CAS’ combined financial statements and footnotes have been extracted from the accounting records of Chemtura on the basis of accounting policies and procedures described below in the section entitled “CAS Management’s Discussion of Operations and Cash Flows – Significant Accounting Policies and Critical Estimates,” included in the Form 8-K filed by us on November 3, 2014. These financial statements and footnotes have initially been prepared to assist in Chemtura proposed divestiture of CAS and to demonstrate CAS’ historical results of operations, financial position and cash flows for the indicated periods under Chemtura management. In addition, “CAS Management’s Discussion of Operations and Cash Flows,” based on CAS’ combined financial statements, has been prepared voluntarily. This section and CAS’ financial statements and footnotes are not intended to be a complete discussion and presentation of the financial position or results of operations of CAS had it been a stand-alone entity. As a result, CAS’ historical results of operations, financial position, and cash flows, and the related discussion in the section entitled “CAS Management’s Discussion of Operations and Cash Flows” may not be indicative of what they would actually have been had CAS been a separate stand-alone entity, nor are they indicative of what CAS’ results of operations, financial position and cash flows may be in the future.

Arysta Management’s Discussion of Operations and Cash Flows and Arysta’s financial statements and footnotes included in a Form 8-K filed by us on November 3, 2014 were not prepared in connection with our contemplated offerings and are not indicative of what our financial position or results of operations as a consolidated company may be.

Arysta’s combined financial statements and footnotes as well as Arysta Management’s Discussion of Operations and Cash Flows were not prepared in connection with our contemplated offerings and are presented in such Form 8-K for informational purposes only. Such financial statements and footnotes and Management’s Discussion of Operations and Cash Flows are not indicative of what our results of operations, financial position and cash flows may be in the future.

The due diligence undertaken in connection with the Arysta Acquisition may not have revealed all relevant considerations or liabilities of Arysta which could have a material adverse effect on our financial condition or results of operations.

There can be no assurance that the due diligence undertaken by us in connection with the Arysta Acquisition has revealed all relevant facts that may be necessary to evaluate such acquisition.  Furthermore, the information provided during due diligence may have been incomplete or inadequate.  As part of the due diligence process, we have also made subjective judgments regarding the results of operations, financial condition and prospects of Arysta.  If the due diligence investigation has failed to correctly identify material issues and liabilities that may be present in Arysta, or if we consider any identified material risks to be commercially acceptable relative to the opportunity, we may incur substantial impairment charges or other losses following each acquisition.  In addition, we may be subject to significant, previously undisclosed liabilities of Arysta that were not identified during due diligence and which could contribute to poor operational performance and have a material adverse effect on our financial condition or results of operations.

We may fail to realize the growth prospects and other benefits anticipated from any of the Acquisitions.

The success of the Agriphar Acquisition or the Chemtura Acquisition or, if completed, the Arysta Acquisition (collectively, the “Acquisitions”) will depend, in part, on our ability to realize the anticipated business opportunities and growth prospects from each of these Acquisitions.  We may never realize these business opportunities and growth prospects.  The Agriphar Acquisition, the Chemtura Acquisition and, if completed, the Arysta Acquisition, as well as their related integration, will each require significant efforts and expenditures.  Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations.  We may also be required to make unanticipated capital expenditures or investments in order to maintain, improve or sustain the acquired operations or take writeoffs or impairment charges and may be subject to unanticipated or unknown liabilities relating to any of the Acquisitions.  If any of these factors limit our ability to consummate the Arysta Acquisition or the integration of the respective operations of any of the Acquisitions successfully or on a timely basis, our expectations of future results of operations following any of the Acquisitions might not be met.

In addition, it is possible that the integration process could result in the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of the Acquisitions and could harm our financial performance.

Business relationships, including customer relationships, in our AgroSolutions business may be subject to disruption due to uncertainty associated with the Acquisitions.

Parties with which we, Agriphar, CAS or Arysta do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Acquisitions, including with respect to current or future business relationships with us, Agriphar, CAS or Arysta, or the combined business. These business relationships may be subject to disruption as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, Agriphar, CAS or Arysta, or the combined business, including our competitors or those of Agriphar, CAS or Arysta. These disruptions could have a material adverse effect on the sales, operating results and financial condition of the combined business. The adverse effect of such disruptions could be exacerbated by a delay in the completion of any of the Acquisitions or termination of the related acquisition agreements.

The loss of key senior management in our AgroSolutions business could negatively affect our combined business.

Agriphar, CAS and Arysta depend on their senior management and other key personnel. It is possible that the integration process could result in the loss of key personnel from Agriphar, CAS or Arysta, which could have a material adverse effect on our financial condition or results of operations.

Upon the completion of the Arysta Acquisition, Platform expects Arysta’s management teams to join Platform and remain with the combined business. However, there can be no assurance that this will be the case and the loss of any of Arysta’s executive officers or other key employees could negatively affect the combined business and our financial performance.

Risks Related to our AgroSolutions Business

The general presentation of our new operating segment, AgroSolutions, which was created upon the consummation of the Chemtura Acquisition is not intended to be a complete presentation of our future AgroSolutions business and may not be representative of our actual Agrochemical business as a consolidated company.

We, Agriphar, CAS and Arysta have no prior history as a combined entity and our operations have not previously been managed on a combined basis. As a result, the general presentation of Agriphar’s, CAS’ and Arysta’s agrochemical businesses is presented for informational purposes only and is not necessarily indicative of our new operating segment, AgroSolutions, nor is it indicative of the future operating results or financial position of the combined company. In addition, the description of our new AgroSolutions operating segment included in this Quarterly Report on Form 10-Q has been prepared voluntarily and may not be indicative of what Agriphar’s, CAS’ or Arysta’s businesses may be in the future. Accordingly, investors have limited financial information on which to evaluate the combined company and to base their investment decision. In making an investment decision, investors accept the risk that any business and financial information that may be subsequently disclosed may present information that is material to our business, operations and financial position and that may be materially different from the information on which investors based their investment decision.

Adverse weather or economic conditions could materially affect the results of operations of our AgroSolutions business.

Sales volumes for agrochemical products, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions. Adverse weather conditions and natural disasters such as storms, hurricanes, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought and floods in a particular region could have a material adverse effect on our AgroSolutions business. The agricultural industry, including our AgroSolutions businesses, may also be adversely affect by global climate change and its impact on weather conditions such as changes in precipitation patterns and the increased frequency of extreme weather events.

Unfavorable weather conditions and natural disasters can reduce acreage planted, lead to modified crop selection by growers and affect the incidence (or timing) of certain crop diseases or pest infestations, each of which may reduce or otherwise alter demand for the agrochemical products and adversely affect our business and results of operation. Weather conditions and natural disasters also affect decisions made by distributors, direct customers, and end-users about the types and amounts of products to purchase and the timing of use of such products.  Delays by growers in planting or harvesting can result in deferral or orders to a future quarter, or decisions to forego orders altogether in a particular growing season, either of which would negatively affect our sales.  Climatic and weather conditions and other variables that are difficult to forecast can lead to changes in planting and growing seasons with the result that sales of our products may vary substantially from year to year and quarter to quarter and from our internal forecasts.

Additionally, some of our products are typically sold pursuant to contracts with extended payment terms in Europe and Latin America. Customary extended payment periods, which are tied to particular crop growing cycles, render us susceptible to losses from receivables during economic downturns, reduced commodity prices or weather conditions that cause harvests to fail and may adversely affect our results of operations and cash flows.

Demand for agrochemical products is affected by governmental policies. Agrochemical products are highly regulated by governmental agencies in countries where we do business.

Demand for agrochemical products is influenced by the agricultural policies of governments and regulatory authorities where we conduct business. Moreover, changes in governmental policies or product registration requirements could have an adverse impact on our ability to market and sell our agrochemical products.

In all regions of the world, directives, laws and/or regulations require the approval of agrochemical products before they can be sold into commerce.  The approval process, referred to as “registration,” varies from country to country, but in general, all processes are complex and mandate periodic product reviews, referred to as “re-registration,” which can often result in the requirement to generate new data and could result in either restrictions being placed on the permissible uses of the product going forward or in a refusal by the relevant government authority to grant a re-registration for the product altogether.  Notably, scientific developments often result in new data requirements under these regulatory directives, laws and/or regulations, thereby impacting both the scope and timing of the process as well as the likelihood of a registration or re-registration being granted by the relevant government authority.

To obtain a new registration, it is necessary not only to understand the current regulatory requirements in each country at the time a registration request is submitted, but also to anticipate the requirements that could be in place several years in the future when the relevant government authority makes the registration decision. A significant investment in registration data is required (covering all aspects from manufacturing specifications through storage and transport, use and disposal of unwanted product and used containers) to ensure that product performance (efficacy), intrinsic hazards, and use patterns are fully characterized.  Prior to granting a registration, the relevant government authority must determine whether the documented risk associated with a product or AI is acceptable. In this process, relevant government authority decisions may be delayed due to requirements for additional data or internal administrative processes.  There is a risk that the relevant government authority may not grant a registration of a new product or may not grant a registration that allows all uses of a product sought in the registration request, which then could result in a registration decision that severely restricts the markets for the product.  If these circumstances arise, there is a risk that the substantial investments made in product development will not lead to the projected sales that justified the investment and our future growth prospects and results of operations may be adversely affected by failure to obtain new registrations.

Additionally, when products undergo a re-registration process, such process frequently demands that tests be repeated to more modern standards or may even require the performance of new types of tests. These tests and processes for both new and existing agrochemical products can require significant resources and significant time to complete and may ultimately be unsuccessful in securing a re-registration. Nor is there any assurance when an existing product requires re-registration that the re-registration decision will approve the product for continuing use in all of its previously approved applications.  Globally, a large number of AIs in our products are currently or will soon be subject to such re-registration processes which may result in products having their approval for sale withdrawn in some countries.

Public awareness of, and concern about, the use of chemicals in food production has been increasing.  Concerns about issues such as chemical residues in foods, agricultural worker safety and environmental impacts of agrochemicals (such as impacts on groundwater or on animals such as fish, birds and bees) could result in additional scrutiny of, or adversely affect the market for, our products, even when such products have been approved by governmental authorities. These concerns could influence public and customer perceptions, including purchasing preferences, and thereby impact the market viability of our products, their reputations, and/or the cost to comply with regulations, all of which could have a material adverse impact on our AgroSolutions business.  These concerns also could result in litigation pertaining to these products.

Compliance with the prevailing regulations in countries in which we do business is essential. If we fail to comply with government requirements, we could have registrations withdrawn immediately (loss of sales), suffer financial penalties (fines), and suffer reputational damage that could materially adversely affect our business and regulatory compliance in the future.  This could result in an adverse impact on our results of operations.

Our intellectual property rights and proprietary rights are integral to our AgroSolutions business. If we are unable to protect our intellectual property rights and proprietary rights, our AgroSolutions businesses could be adversely affected.

Our intellectual property and proprietary rights include patents, trademarks, date and information generated to secure registrations of our products, and information that we are able to maintain as a trade secret. Our success depends in part on our ability to obtain and maintain patent, trademark and other proprietary rights protection for our formulations, processes and products in the jurisdictions in which we sell. If we are unable to obtain or maintain these protections, we will not be able to prevent third parties from using their intellectual property or proprietary formulations or processes, which could materially and adversely impact our AgroSolutions business’ results of operations and financial condition.

Our patents may not provide full protection against competing manufacturers outside of the United States, the European Union and certain other developed countries. Weaker protection may adversely impact our sales and results of operations. In some of the countries in which we operate, such as China, the laws protecting patent holders are significantly weaker than in the United States, in the European Union and certain other developed countries. Weaker protection may assist competing manufacturers in becoming more competitive in markets in which they might not have otherwise been able to introduce competing products for a number of years. As a result, for example, CAS tends to rely more heavily upon trade secret and know-how protection in these regions, as applicable, rather than patents. Additionally, for CAS’ products sold in China, CAS relies on regulatory protection of intellectual property provided by regulatory agencies, which may not provide CAS with complete protection against competitors.

Competitors may infringe our patents, trademarks or other intellectual property. To defend against infringement, we may need to file infringement claims, which can be expensive and time-consuming, can divert time and attention of our management and technical personnel, can trigger counterclaims from the alleged infringing party, and may ultimately be unsuccessful.

Additionally, third parties could assert infringement claims against us. Litigation, adversarial proceedings or other proceedings before governmental authorities with regard to such infringement claims could require that we:

•	stop or delay selling, formulating or using products that incorporate the challenged intellectual property;

•	pay damages; and/or

•	enter into licensing or royalty agreements which, if available at all, may only be available on unfavorable terms.

Such litigation or other proceedings could substantially and negatively affect our results of operations, reduce the resources available for development, sales, marketing, or distribution activities and adversely affect our reputations. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse impact on our ability to compete in the marketplace and on their results of operations and financial condition.

Our inability to remain technologically innovative and to offer improved products and services in a cost-effective manner could adversely impact our operating results.

Our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers. We seek to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation. In many of the markets where we sell our products, the products are subject to a traditional product life cycle. Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts. If we are not able to continue technological innovation and successful commercial introduction of new products, including biosolutions products with respect to Arysta, our customers may turn to other producers to meet their requirements.

Our future growth will depend on our ability to gauge the direction of the commercial and technological progress in all key end markets, and upon our ability to successfully gain access to and develop and market our products in such changing end markets. We need to continue to identify, develop and market innovative products on a timely basis to replace existing products in order to maintain our profit margins and competitive positions.  We may not be successful in developing new products and technology that successfully compete or be able to anticipate changing customer needs and preferences, and our customers may not accept one or more new products. If we fail to keep pace with evolving technological innovations or fail to modify our products in response to customers’ needs or adapt quickly to changes in customer preferences, then our business, financial condition and results of operations could be adversely affected.

The high level of competition in the agrochemical and biosolutions industry can lead to pricing pressure, reduced margins, or the inability of our products to achieve market acceptance.

Many entities are engaged in sales of agrochemicals and biosolutions. Competitors of CAS, Agriphar and Arysta include major multinational agrochemical companies such as BASF SE, Bayer AG, Syngenta AG, DuPont and The Dow Chemical Company, as well as a number of Japanese participants and a variety of similar biosolutions companies. Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition, and a larger base of customers than CAS, Agriphar and Arysta in one or more of the markets in which they sell their products. As a result, such competitors may be able to devote greater resources to the research and development, manufacturing, formulation, promotion, or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition, or more readily take advantage of acquisition or other opportunities.

The competitive landscape for biosolutions is less well-established than for agrochemicals because it is a newer and less mature area that remains in development. Arysta competes with biosolutions providers that have similar product claims and offer potential functional substitutes for Arysta’s products. Customer education and corresponding demand creation is a critical element of competing within the biosolutions sector. Current competitors of Arysta include, but are not limited to, Stoller S.A., Novozymes Biopharma A/S, Verdesian LifeSciences, LLC, Bayer Crop Science Inc. (AgraQuest), Valagro SpA, BASF SE (Becker Underwood Inc.), and Plant Health Care plc. Potential new competitors include entry into the sector by existing crop protection companies as well as the formation of new agricultural technology companies.

In many of the markets in which we compete, the number of products available to growers is steadily increasing as new products are introduced. At the same time, an increasing number of our products are coming off patent and are thus available to generic manufacturers to produce. As a result, we anticipate that we will continue to face new and different competitive challenges.

Although pricing of products is only one of a series of factors affecting competition, it intensifies the competitive environment in the agrochemical and biosolutions industries. Our results can be significantly affected by movements in commodity crop prices. For example, when commodity crop prices are depressed, the result can be not only reduced sales but also competitive price pressure in certain markets. If competitors initiate price-cutting, we may experience lower sales or be required to take actions to retain our customers and attract more customers, which could adversely affect their profitability. Increased competition from existing or new competitors could result in price reductions, increased competition for raw materials, reduced margins, or loss of market share, any of which could materially and adversely affect our business, operating results and financial condition. This is particularly true given the absence of the development of “blockbuster” agrochemicals in recent years. Current treatments address most of growers’ needs, which could result in competitors initiating price discounting to gain market share.

In addition, if the prices at which our customers sell their crops increase or decrease, the demand for our products may change. If the demand for our products decreases, there could be a significant impact on our business in the applicable location or region, resulting in a material adverse effect on our revenues and results of operations. Furthermore, if crop prices are too low, the use of products to enhance yields is often not justified, since the financial benefit to the grower is diminished. This could lead to a significant reduction in demand, adversely impacting our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Previously Disclosed

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Upon consummation of the Chemtura Acquisition, we created a new operating segment, AgroSolutions, which includes Agriphar’s and CAS’ complementary businesses. Upon consummation of the Arysta Acquisition, AgroSolutions will also include Arysta’s business. The following is a description of our new AgroSolutions operating segment, which may not be indicative of what Agriphar, CAS, or Arysta’s business may be in the future.

AgroSolutions

Overview

Our AgroSolutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: seed treatment, insecticides, miticides, herbicides, fungicides, honey bee health, plant growth regulators, adjuvants and home applications (home and garden and ectoparasiticides). We refer to herbicides, fungicides, insecticides and honey bee health as our Global Value Added Portfolio, or GVAP. Our product portfolio also includes Biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines.

Established over 50 years ago, CAS is a leading niche provider of seed treatment and agrochemical products for a wide variety of crop protection applications in numerous geographies.  CAS focuses on specific target applications in seven major product lines: seed treatments; insecticides; miticides; herbicides; fungicides; plant growth regulators; and adjuvants.  CAS has a new product pipeline with over 100 new launches in each of the last two years and is on track for over 100 new launches in 2014.  CAS’ products are developed for use on high-value target crops such as tree and vine fruits, ornamentals and nuts and for commodity row crops such as soybeans, oilseed rape and corn.  CAS’ dedicated sales force works with growers and distributors to promote the use of CAS’ products throughout a crop’s growth cycle and to address selective regional, climate and growth opportunities.  Historically, CAS has expanded its presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new products, new uses for existing products and use of existing products in new countries.  CAS’ expertise in registering its product offerings and diverse global presence differentiates CAS from its competitors.  CAS develops, sells and registers its own products, as well as products manufactured by others on a license or resale basis.

Agriphar is a European crop protection group with leading product development, registration and distribution capabilities. Its product portfolio provides a wide range of herbicides, fungicides and insecticides with end markets primarily across Europe and is supported by a talented team of researchers and regulatory experts. With its main operational facility in Belgium and owned distribution subsidiaries in France, Spain, Greece and Italy, we believe Agriphar has a strong on the ground presence in Western Europe and has developed a footprint in Central and Latin America. Agriphar brings a wide variety of product applications and expertise across a range of geographic markets. We believe that these added capabilities will amplify our benefits from the Chemtura Acquisition.

Arysta is a leading global provider of crop solutions, with expertise in agrochemical and biological products. Arysta has a solutions-oriented business model that focuses on product innovation to address grower needs. Arysta’s solutions are delivered on a local basis, utilizing globally managed patented and proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, complemented by a broad portfolio of regionally managed off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta employs a targeted market strategy aimed at specific regions and crops where it is believed that its market position, product portfolio and capabilities enable Arysta to achieve sustainable high growth and a strong leadership position. Arysta’s product portfolio consists of a distinctive suite of both agrochemical and biosolutions products. Arysta’s products serve a broad and diverse geographic mix, focusing on high-growth regions such as Latin America, Africa, the Middle East, Central and Eastern Europe, China and South Asia, which collectively accounted for over 68.6% of Arysta’s sales in 2013. As of June 30, 2014, Arysta’s extensive product portfolio included over 200 agrochemical AIs, and over 3,600 registrations worldwide. Arysta obtained 155 new product registrations in 2013. Arysta does not conduct any basic research for the discovery of new agrochemical AIs (which involves significant cost and risk); rather, Arysta selectively acquires or licenses the rights to AIs. Arysta sources AIs from over 800 suppliers and utilizes a balanced mix of “toll production,” which typically involved the formulation, packaging, or repackaging of one or more products by a supplier, and in-house formulation capabilities. Arysta operates in over 100 countries and has 13 formulation facilities strategically located in Latin America, Europe, Asia and Africa. In general, Arysta does not engage in direct agrochemical AI manufacturing.

Products

Our future AgroSolutions segment will offer a wide variety of proven plant health and pest control products to growers.  CAS’ business is comprised of seven major product lines (seed treatment, insecticides, miticides, herbicides, fungicides, plant growth regulators and adjuvants); Agriphar focuses on four major areas (insecticides, herbicides, fungicides and plant growth regulators), as well as home applications (home and garden and ectoparasiticides); and Arysta is comprised of its GVAP (herbicides, fungicides,  insecticides and honey bee health), Biosolutions (biostimulants, innovative nutrition and biocontrol), as well as a Regional portfolio that complements their principal product lines:

Seed Treatment:
CAS has a leading position in the high-growth and high-value seed treatment industry with a diverse portfolio which encompasses pioneer products, such as Carboxin, an early AI that is still used widely today, and Ipconazole, Cypermethrin and Thiram. CAS’ seed treatments are used to coat seeds in order to protect the seed during germination and protect the plant during its initial growth phases.  CAS anticipates growth in seed treatment resulting from the expanded use of higher-value genetically-modified seeds.

Insecticides:
CAS’ insecticides, such as Diflubenzuron, are products used against insect pests at different stages of the pest life cycle from egg and larvae to nymph and adult.  These products have both crop and public health applications.  Agriphar aims to propose a full package to the farmer through innovation solutions. The strategy is based on reshaped concepts and a new outlook on positioning and formulation of its key products.

Miticides:
Miticides (acaricides) are products that control a variety of mite pests on crops. The products are primarily targeted at tree fruit and nut, vine, ornamental and selected row crop applications for effective mite control programs. CAS’ main miticide products, such as Bifenazate and Propargite, are sold globally.

Herbicides:
Herbicides are products used to control unwanted plants while leaving the crops they are targeted to treat unharmed. CAS’ main herbicide products are Quizalofop-P-tefuryl and Dichlobenil. Agriphar produces total and selective herbicides with a variety of formulations for many temperate and tropical crops such as tomatoes, potatoes, soya beans and onions. Arysta’s main herbicide products are Clethodim, Flucarbazone and Propisochlor.

Fungicides:
Fungicides are products that prevent the spread of fungi in crops. CAS’ main fungicide products are Triflumizole and Etridiazole. Agriphar offers a targeted range of products designed to control different fungicidal infestations. Agriphar’s main fungicide product is Proplant. Arysta’s main fungicide products are Fluoxastrobin, Tetraconazole and Captan.

Plant Growth Regulators:
Plant growth regulators are products used for controlling or modifying plant growth processes without severe phytotoxicity.  CAS’ main plant growth regulator products are Daminozide, Maleic Hydrazide and N-decanol. Agriphar also develops a number of efficient and powerful products to help growers increase yield and improve conservation.

Adjuvants:
Adjuvants are used to help improve the performance of pesticides such as herbicides, insecticides and fungicides. Adjuvants improve the pesticide’s ability to spread and penetrate the crop, ensuring good plant coverage and increased probability of contact with the targeted pest. CAS’ main adjuvant products are Latex and Trisiloxane.

Home and Garden:
Agriphar has a dedicated range of products in both ready-to-use and concentrated formulations to combat mosquitoes, cockroaches, ants, wasps and flies. Agriphar’s main product in this line is Nurelle D.

Ectoparasiticides:
Agriphar offers AIs that are highly effective at targeting and preventing infestation of domestic animals and livestock (sheep, cattle, goats, pigs and poultry) by lice, fleas and ticks without hurting the animal. Agriphar’s main ectoparasiticides are Signal and Exit.

Biosolutions:
Arysta’s Biosolutions product line segment includes over 700 biostimulants, innovative nutrition and biocontrol products. This portfolio is highly differentiated and primarily protected by trade secrets.  Biostimulant products include Biozyme, Atonik, BM 86 and BM Headset.  Innovative nutrition products include Poliquel and Foltron. Biocontrol products include Kasumin, Vacciplant and Carpovirusine.

Seasonality

The agrochemical business is seasonal in nature and corresponds to agricultural cycles within each region in which they operate. In addition, this business is influenced by worldwide weather, disease and pest infestation conditions. For additional factors that may impact the performance of our future AgroSolutions segment, see Part II, Item 1A. Risk Factors – Risks Related to our AgroSolutions Business.

Item 6.    Exhibits

        The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Form of Underwriting Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-1, as amended, on November 10, 2014, and incorporated herein by reference)
2.1
Agreement, dated as of August 4, 2014, among MacDermid Agricultural Solutions Holdings B.V., Platform Specialty Products Corporation, as guarantor, and a representative of Percival S.A. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

2.2
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference)

2.3
Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014, and incorporated herein by reference)

2.4
Letter agreement dated October 24, 2014 relating to the Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Platform Specialty Products Corporation and Chemtura Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2014, and incorporated herein by reference)

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
10.1
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.2
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.3
Amended and Restated Commitment Letter dated July 15, 2014, between Barclays Bank PLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.4
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.5
Amendment No. 2, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.6
Incremental Amendment, dated October 1, 2014, among the Company, MacDermid, Incorporated, MacDermid Holdings, LLC, certain subsidiaries of MacDermid Holdings, LLC and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014, and incorporated herein by reference)

10.7
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual  Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.8
Registration Rights Agreement, dated May 20, 2014, between Platform Specialty, the placement agents thereto and the Investors stated therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.9
Subscription agreement between Platform and Pershing Square, as investment advisor to the funds named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2014, and incorporated herein by reference)

10.10	Form of support agreement (filed as Annex A to the Company’s preliminary proxy statement, as filed on October 6, 2014, and incorporated herein by reference)
10.11
Form of registration rights agreement between Platform and the purchasers of the shares in the October/November Private Placement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2014, and incorporated herein by reference)

10.12	Form of supply agreement between Platform and Chemtura (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101* **
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) and Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 14, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Form of Underwriting Agreement (filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-1, as amended, on November 10, 2014, and incorporated herein by reference)
2.1
Agreement, dated as of August 4, 2014, among MacDermid Agricultural Solutions Holdings B.V., Platform Specialty Products Corporation, as guarantor, and a representative of Percival S.A. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014, and incorporated herein by reference)

2.2
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference)

2.3
Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 17, 2014, and incorporated herein by reference)

2.4
Letter agreement dated October 24, 2014 relating to the Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Platform Specialty Products Corporation and Chemtura Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2014, and incorporated herein by reference)

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
10.1
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.2
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.3
Amended and Restated Commitment Letter dated July 15, 2014, between Barclays Bank PLC and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2014, and incorporated herein by reference)

10.4
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.5
Amendment No. 2, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.6
Incremental Amendment, dated October 1, 2014, among the Company, MacDermid, Incorporated, MacDermid Holdings, LLC, certain subsidiaries of MacDermid Holdings, LLC and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014, and incorporated herein by reference)

10.7
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual  Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.8
Registration Rights Agreement, dated May 20, 2014, between Platform Specialty, the placement agents thereto and the Investors stated therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.9
Subscription agreement between Platform and Pershing Square, as investment advisor to the funds named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2014, and incorporated herein by reference)

10.10	Form of support agreement (filed as Annex A to the Company’s preliminary proxy statement, as filed on October 6, 2014, and incorporated herein by reference)
10.11
Form of registration rights agreement between Platform and the purchasers of the shares in the October/November Private Placement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2014, and incorporated herein by reference)

10.12	Form of supply agreement between Platform and Chemtura (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2014, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101* **
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) and Notes to the Condensed Consolidated Financial Statements.

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.