Form 10-K
period 2014-12-31
Platform Specialty Products Corp
filed 2015-03-30
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
_______________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 001-36272
_______________

(Exact name of Registrant as specified in its charter)
_______________
Delaware	37-1744899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Centrepark Boulevard, Suite 210 West Palm Beach, Florida	33401 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 207-9600
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of common stock outstanding as of March 23, 2015 was 192,220,472. The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was approximately $1.90 billion, based upon the last reported sales price for such date on the NYSE. All (i) executive officers and directors of the registrant and (ii) all persons filing a Schedule 13D with the Securities and Exchange Commission in respect to the registrant’s common stock who hold 10% or more of the registrant’s outstanding common stock, have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2015 annual meeting of stockholders, which proxy statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

Table of Contents

GLOSSARY OF DEFINED TERMS

Terms	Definitions

Platform; Successor; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
A Shares
2,150,000 Class A Junior Shares authorized and issued by the Predecessor on April 13, 2007 to employees who purchased both preferred and common shares of the Predecessor as part of a $7.0 million management buy-in of both preferred and common shares of the Predecessor.

Acquisitions	The Agriphar Acquisition, CAS Acquisition, Arysta Acquisition and MacDermid Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Amended and Restated Credit Agreement
Platform’s credit agreement dated April 12, 2007, as amended on June 7, 2013, October 31, 2013 (Amendment No. 1), August 6, 2014 (Second Amended and Restated Credit Agreement and the Further Amendments pursuant to Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1) and February 13, 2015 (Amendment No. 3).

Amendment No. 2
Amendment No. 2, dated as of August 6, 2014, entered into among, inter alia, Platform, Platform Holdings, LLC, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent with respect to the Credit Agreement which made the Further Amendments to the Second Amended and Restated Credit Agreement upon consummation of the CAS Acquisition.

Amendment No. 3
Amendment No. 3, dated as of February 13, 2015, entered into among, Platform, Platform Holdings, LLC, MAS Holdings, NAIP and certain subsidiaries of Platform and Platform Holdings, LLC, the lenders from time to time parties thereto and Barclays Bank PLC to the Second Amended and Restated Credit Agreement upon consummation of the Arysta Acquisition.

Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2014.
Arysta	Arysta LifeScience Limited, an Irish private limited company.
Arysta Acquisition	Acquisition of Arysta, completed on February 13, 2015.
ASC	Accounting Standard Codification.
Asset-Lite, High-Touch
Platform’s philosophy and business model, which involves dedicating extensive resources to research and development and highly technical customer service, while limiting investments in fixed assets and capital expenditures.

GLOSSARY OF DEFINED TERMS

B Shares
1,364,000 Class B Junior Performance Shares issued by the Predecessor in May 2008 in order to compensate certain of the Predecessor’s employees for their long-term commitment to the Predecessor, motivate sustained increases in the Predecessor’s financial performance and, in a liquidation event, permit employees to share in the value of equity in the Predecessor.

Board	Platform’s board of directors.
CAS	AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
C Shares
5,000,000 Class C Junior Shares authorized on January 29, 2013 by the Predecessor for issuance. The Class C Junior Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares. The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares.

Debt Commitment Letter
Commitment letter entered into on October 20, 2014 with Barclays Bank PLC, Credit Suisse AG, Cayman Islands Branch, Credit Suisse Securities (USA) LLC, Nomura Corporate Funding Americas, LLC, Nomura Securities International, Inc., UBS AG, Stamford Branch and UBS Securities LLC providing for the Facilities for the purposes of financing the proposed Arysta Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the commitment letter.

Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
EU	European Union.
EURO Tranche Terms Loans	New term loans denominated in Euros in an aggregate amount of €205 million borrowed in connection with the CAS Acquisition.
Exchange Act	U.S. Securities Exchange Act of 1934, as amended.
Facilities
$1.60 billion term facility and senior unsecured bridge loans in an aggregate principal amount of $750 million incurred for the financing the Arysta Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Debt Commitment Letter.

Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
FASB	Financial Accounting Standard Board.

GLOSSARY OF DEFINED TERMS

FCPA
Foreign Corrupt Practices Act of 1977, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage.

First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd., collectively.
Further Amendments
Further amendments to our Second Amended and Restated Credit Agreement pursuant to the Amendment No. 2 entered on August 6, 2014 by and among Platform, Barclays Bank PLC, the several lenders from time to time party thereto and the other parties thereto, which became effective upon the consummation of the CAS Acquisition on November 3, 2014.

GVAP	Platform’s Global Value Added Portfolio, which includes products in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs.

IFRS	International Financial Reporting Standards, as issued by the International Accounting Standards Board.
Incremental Amendment
Incremental amendment No. 1 to the Amended and Restated Credit Agreement entered into on October 1, 2014 by and among Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender party thereto through an increase in our existing Tranche B term loans in an aggregate principal amount of $300 million.

Initial Public Offering	Initial public offering of Platform (formerly named “Platform Acquisition Holdings Limited”) completed on the London Stock Exchange on May 22, 2013, raising net proceeds of approximately $881 million.
JOBS Act	Jumpstart Our Business Startups Act of 2012.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition
Platform’s acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business. Platform acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the 401K Plan.

MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
May Private Placement	Private placement of an aggregate of 15,800,000 shares of our common stock completed on May 20, 2014 at a purchase price of $19.00 per share, raising net proceeds of approximately $287 million.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.

GLOSSARY OF DEFINED TERMS

NIAP	Netherlands Agricultural Investment Partners, LLC, a company organized under the laws of the Netherlands and a subsidiary of Platform.
NYSE	New York Stock Exchange.
New Tranche B Term Loans
New Tranche B term loans denominated in U.S. dollars in an aggregate principal amount of $130 million, borrowed in connection with the CAS Acquisition through an increase in Platform’s existing tranche B term loan facility.

New Tranche B-2 Term Loans
New Tranche B-2 term loans denominated in U.S. dollars in an aggregate principal amount of up to $500 million, borrowed in connection with the Arysta Acquisition through an increase in Platform’s existing tranche B term loan facility.

Notes Offering
Private offering of $1.1 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons in accordance with Regulation S under the Securities Act, completed on February 2, 2015.

November Resale Registration Statement
Registration statement on Form S-1 (File No. 333-199817) initially filed on November 3, 2014 to register the resale of all of the shares sold in the October/November Private Placement. The November Resale Registration Statement was amended on November 10, 2014 and declared effective that same day.

October/November Private Placement
Private placement of an aggregate of 16,060,960 shares and 9,404,064 shares of our common stock completed on October 8, 2014 and November 6, 2014, respectively, at a price of $25.59 per share, raising net proceeds of approximately $651.5 million.

Original Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PCAOB	Public Company Accounting Oversight Board.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.

Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Pershing Square	Pershing Square Capital Management, L.P.
Predecessor	MacDermid and its subsidiaries, collectively, for all periods prior to the MacDermid Acquisition.
Predecessor 2011 Period	MacDermid’s fiscal year ended December 31, 2011.
Predecessor 2012 Period	MacDermid’s fiscal year ended December 31, 2012.
Predecessor 2013 Period	Ten-month period from January 1, 2013 through October 31, 2013.

GLOSSARY OF DEFINED TERMS

Public Offering
Underwritten registered public offering of 16,445,000 shares of our common stock completed on November 17, 2014 at a public offering price of $24.50 per share, raising gross proceeds of approximately $403 million.

REACH
Regulation (EC) No 1907/2006 of the European Parliament and the Council dated December 18, 2006 relating to the Registration, Evaluation, Authorization and Restriction of Chemicals which became effective on June 1, 2007 and requires manufacturers and importers of most chemicals in the EU to register these chemicals and evaluate their potential impact on human health and the environment.

Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing if the MacDermid Acquisition, not owned by Platform, who executed a RHSA.

Revolving Credit Facility	Revolving Credit Facility available under the Amended and Restated Credit Agreement.
ROA	Returns on assets.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
RHSA
Retaining Holder Securityholders’ Agreement dated October 10, 2013 entered into by and between Platform and each Retaining Holder pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002.
SEC	U.S. Securities and Exchange Commission.
Second Amended and Restated Credit Agreement
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, Platform Holdings, LLC, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent which generally provided for, among other things, (i) increased flexibility with respect to permitted acquisitions, (ii) the ability to request incremental facilities in currencies other than U.S. Dollars, and (iii) securing foreign assets in support of future term loans.

Securities Act	U.S. Securities Act of 1933, as amended.
Seller	Nalozo, L.P., an affiliate of the Original Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.

Seller Resale Registration Statement
Registration statement on Form S-3 (File No. 333-202287) initially filed on February 25, 2015 to register the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Preferred Stock pursuant to a registration rights agreement entered into with the Seller dated February 13, 2015.  The Seller Registration Statement was amended on March 20, 2015 and is expected to be declared effective by the SEC in early April 2015.

Series A Preferred Stock
2,000,000 shares of Platform’s Series A preferred stock which were automatically converted from ordinary shares held by the Founder Entities upon the Domestication, and which are convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

GLOSSARY OF DEFINED TERMS

Series B Preferred Stock	600,000 shares of Platform’s Series B Preferred Stock issued to the Seller in connection with the Arysta Acquisition on February 13, 2015.
SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
Successor	Platform and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Successor 2013 Period	Period from April 23, 2013 (inception) through December 31, 2013.
Tartan
Tartan Holdings, LLC, a Delaware limited liability company and subsidiary of Platform, formed at the time of the MacDermid Acquisition to hold the PDH Common Stock in exchange of MacDermid Holdings equity interests.

U.K. Pension Plan	Retirement and death benefit plans covering employees in the U.K.
USD Incremental Loans	Incremental term loans under the Incremental Amendment to the Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
U.S. GAAP	Generally accepted accounting principles in the United States.
Warrant Exchange Offer
Exchange offer conducted by Platform in order to fund a portion of the cash consideration for the MacDermid Acquisition pursuant to which Platform issued common stock in exchange for $10.50 and 3 warrants, up to a maximum of half of the warrants outstanding.

2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

401K Plan	MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euro issued in the Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued in the Notes Offering.

Part I

Item 1. Business

Unless the context otherwise indicates or requires, all product names and trade names used in this Annual Report are our trademarks, some of which may be registered in certain jurisdictions. Although we have omitted the “®” and “TM” trademark designations for some of such marks in this Annual Report, all rights to such trademarks are nevertheless reserved. This Annual Report contains additional trade names of other companies. We do not intend our use or display of other companies’ trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Overview

Platform is a global, diversified producer of high-technology specialty chemical products and provider of technical services.

Our business involves the formulation of a broad range of specialty chemicals, created by blending raw materials through multi-step technological processes or formulating AIs into final agricultural products, which can be easily and safely used by growers in the fields.  These specialty chemicals are sold into multiple industries, including agrochemical, electronics, graphic arts, metal and plastic plating, and offshore oil production and drilling industries. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.

As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. To date, Platform has completed four acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014 and the Arysta Acquisition on February 13, 2015.

We were initially incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013 under the name “Platform Acquisition Holdings Limited.”  We were created for the purpose of acquiring a target company or business with an anticipated enterprise value of between $750 million and $2.50 billion. We completed our Initial Public Offering in the United Kingdom on May 22, 2013, raising net proceeds of approximately $881 million and were listed on the London Stock Exchange.

Acquisitions

2013 Activity

MacDermid Acquisition

On October 31, 2013, we indirectly acquired substantially all of the equity of MacDermid Holdings which, at the time, owned 97% of MacDermid, a wholly-owned subsidiary of MacDermid Holdings.  As a result, we became a holding company for the MacDermid business. We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the 401K Plan.  Concurrently with the closing of the MacDermid Acquisition, we changed our name to “Platform Specialty Products Corporation.”  On January 22, 2014, we completed our Domestication from the British Virgin Islands to Delaware, and on January 23, 2014, our common stock began trading on the NYSE under the ticker symbol “PAH.”

The total consideration for the MacDermid Acquisition and the Exchange Agreement was approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation which consideration was paid through a combination of both equity interests and cash.

2014 Activity

Agriphar Acquisition

On October 1, 2014, we completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, after certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018, unless agreed otherwise in accordance with the terms of the acquisition agreement.  These shares can also be transferred back to us within six-months after the closing of the Agriphar Acquisition for €15 million ($18.2 million based on the December 31, 2014 exchange rate of $1.21 per €1.00).

Agriphar is a European crop protection group supported by a team of researchers and regulatory experts which provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. We believe Agriphar’s wide variety of product applications and expertise will amplify the anticipated benefits from the CAS Acquisition and the Arysta Acquisition.

CAS Acquisition

On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, after certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock and the assumption of certain liabilities by Platform.

Established over 50 years ago, CAS is a niche provider of seed treatments and agrochemical products for a wide variety of crop protection applications in numerous geographies.  CAS focuses on specific target applications in seven major product lines: adjuvants; fungicides; herbicides; insecticides; miticides; plant growth regulators; and seed treatments.

Recent Developments

Arysta Acquisition

On February 13, 2015, we completed the Arysta Acquisition for approximately $3.57 billion, consisting of $2.93 billion in cash, subject to working capital and other adjustments, and $600 million of Platform’s Series B Preferred Stock issued to the Seller.

Arysta has a solutions-oriented business model that focuses on product innovation to address grower needs.  Arysta’s solutions are delivered on a local basis, utilizing globally managed patented and proprietary off-patent agrochemical AIs, or GVAP, and biological solutions, or biosolutions, complemented by a broad portfolio of regionally managed off-patent agrochemical offerings.  Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products.  Arysta employs a targeted market strategy aimed at specific regions and crops where it is believed that its market position, product portfolio and capabilities enable Arysta to achieve sustainable high growth and a strong leadership position.

Business Segments

We generate revenue through the formulation and sale of our dynamic chemistries and agrochemical solutions.  Our personnel work closely with our customers to ensure that the chemical composition and function of our dynamic chemistries are maintained as intended in addition to ensuring that our products are applied safely and effectively by growers globally.  As an example, a customer will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer’s circuit boards.  In addition to providing such products, a member of our professional service team may visit the customer’s sites to ensure that the process sold maintains the correct chemical balance and can be used effectively in the manner and for the purpose desired.  Another example from AgroSolutions is our “Aplique Bem” stewardship program which started in Brazil in partnership with the Institute of Agriculture, Campinas (IC) and expended into Latin America, Africa and Asia.  This program focuses on teaching growers to apply agrochemicals safety and cost-effectively.

We leverage our close customer relationships to execute our growth strategies by working with our customers to identify opportunities for new products, which we develop by drawing upon our significant intellectual property portfolio and technical expertise.  We believe that our customers place significant value on our brands, which have been developed through innovation, product leadership and customer service.

We manage our business in three operating segments: Performance Materials; Graphic Solutions; and AgroSolutions.

Performance Materials

Overview

Our Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive, oil and gas production, and drilling industries.  We operate in the Americas, Asia and Europe.  Our products include surface and coating materials and water-based hydraulic control fluids.  In conjunction with the sale of these products, we provide technical service and support when necessary to ensure superior performance of their application.  The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America.  To better serve customers in these markets, we have developed state-of-the-art facilities in São Paulo, Brazil and Suzhou, China.  We have approximately 600 personnel and four manufacturing facilities in Asia and remain focused on further increasing our presence in the region.

Our Performance Materials segment provides specialty chemicals to three industries:

Electronics. We are a global supplier of chemical compounds to the printed circuit board fabrication industry.  In this industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture.  Our product portfolio in this industry is focused on niches such as final finishes, through hole metallization and circuit formation, in which we are a small cost to the overall finished product, but a critical component for maintaining the product’s performance.  We believe our growth in this industry will be driven by demand in telecommunication, wireless devices and computers, and the increasing use of electronics in automobiles.  Our customer base includes customers in the following end markets: computers; telecommunications; wireless devices; audio visual; automotive and office equipment.

Industrial. We are a global supplier of dynamic chemistries to the industrial metal and plastic finishing industries.  In this industry, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces.  These coatings may have functional uses, such as improving wear and tear or providing corrosion resistance for appliance parts, or decorative uses, such as providing gloss finishes to components used in automotive interiors.  Our chemical compounds are manufactured for these surface coating applications, including cleaning, activating, polishing, electro and electroless plating, phosphatizing, stripping and coating, anti-tarnishing and rust inhibiting for metal and plastic surfaces.  Electroless plating is a method of plating metals onto a variety of base materials using chemical reduction without the application of electrical power.  Electro plating, in contrast, involves plating metals with the use of an electrical current.  Phosphatizing is the application of phosphates, such as iron and zinc, to prevent corrosion of steel surfaces.  Our industrial customer base is highly fragmented and includes customers in the following end markets: automotive parts; industrial parts; transportation equipment; electronics equipment and appliances; and plumbing goods.  We believe our growth in this industry will be primarily driven by increased worldwide automobile production and demand for appliances, computers and general engineering hardware.

Offshore. We produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications.  Production fluids are used in the control systems that open and close critical valves for the deep water oil extraction and transportation process.  Drilling fluids are used in control systems to operate valves on the ocean floor.  Our current customer base is primarily in the production area of this business, as opposed to drilling and exploration.  Although the recent sharp decline in oil prices has slowed the short-term growth expectations of the oil and gas industry, we believe there is significant long-term growth potential for this business as the industry rebounds, continues to grow and as oil is produced from new offshore, sub-sea wells.

Products

We review our portfolio of products regularly to seek to identify and replace low margin products with high margin products.  Accordingly, our product mix may frequently change depending upon customer demand and the cost and selling prices related to any given product.  In our Performance Materials segment, we offer various products to the electronics, industrial and offshore end markets, including:

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

•
Functional conversion coatings, which are applied to metals to enhance corrosion resistance and paint adhesion in a wide spectrum of industrial applications where heavy duty usage and exposure to unfavorable environments are anticipated.  Our products plate various parts are used in automotive and aerospace equipment, appliances, computer hard disks and other electronic products;

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

•	Hard-coated films for the membrane switch and touch screen markets;

•	Production fluids which are water-based hydraulic control fluids used in subsea production control systems to operate valves for the deep water oil extraction and transportation process; and

•	Drilling fluids, which are water-based hydraulic control fluids, used in subsea control systems to operate valves for drilling rigs on the ocean floor.

Seasonality

There is no material portion of our Performance Materials segment that is subject to seasonality.

Graphic Solutions

Overview

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

Products

We review our portfolio of products regularly to identify and replace low margin products with high margin products. Accordingly, our product mix may frequently change depending upon customer demand and the cost and selling prices related to any given product.  Products offered to customers in our Graphic Solutions segment include:

•
Solid sheet printing elements, which are digital and analog printing sheets, used in the flexographic printing and platemaking processes.  Our extensive line of flexographic plates are used in the commercial packaging and letterpress newspaper and publication industries;

•	Liquid products, which are liquid photopolymers used to produce printing plates for transferring images onto commercial packaging; and

•	Printing equipment, which are thermal plate processing systems that allow press-ready printing plates to be created without solvents.

Seasonality

There is no material portion of our Graphic Solutions segment that is subject to seasonality.

AgroSolutions

Overview

During the fourth quarter of 2014, we created a new operating segment, AgroSolutions, to manage our newly-acquired agrochemical vertical, which now includes Agriphar’s, CAS’ and Arysta’s complementary businesses and which is expected to uniformly operate under the Arysta LifeScience brand.

Our AgroSolutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality, as well as protection from weeds (herbicides), insects (insecticides) and diseases (fungicides).  We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); insecticides; miticides; plant growth regulators; and seed treatments.  Our Global Value Added Portfolio, or GVAP, which includes products in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, includes products derived from AIs for which we have a strong market position due to differentiated product offerings or supply relationships.  We consider the GVAP portfolio to be a key pillar for our sustainable growth.  Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines.

Agriphar is a European crop protection group with leading product development, registration and distribution capabilities.  Its product portfolio provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe and is supported by a talented team of researchers and regulatory experts.  With its main operational facility in Belgium and owned distribution subsidiaries in France, Greece, Italy and Spain, we believe Agriphar has a strong on the ground presence in Western Europe and has developed a footprint in Latin America.  Agriphar brings a wide variety of product applications and expertise across a range of geographic markets.  We believe that these added capabilities will amplify the anticipated benefits from the CAS Acquisition and the Arysta Acquisition.

Established over 50 years ago, CAS is a leading niche provider of seed treatments and agrochemical products for a wide variety of crop protection applications in numerous geographies.  CAS focuses on specific target applications in seven major product lines: adjuvants; fungicides; herbicides; insecticides; miticides; plant growth regulators; and seed treatments.   CAS’ products are developed for use on high-value target crops such as tree and vine fruits, ornamentals and nuts and for commodity row crops such as soybeans, canola and corn.  CAS’ dedicated sales force works with growers and distributors to promote the use of CAS’ products throughout a crop’s growth cycle and to address selective regional, climate and growth opportunities.  Historically, CAS has expanded its presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new products, new uses for existing products and use of existing products in new countries.  CAS’ expertise in registering its product offerings and diverse global presence differentiates CAS from its competitors.  CAS develops, sells and registers its own products, as well as products manufactured by others on a license or resale basis.

Arysta is a leading global provider of crop solutions, with expertise in agrochemical and biological products.  Arysta has a solutions-oriented business model that focuses on product innovation to address grower needs.  Arysta’s solutions are delivered on a local basis, utilizing globally managed patented and proprietary off-patent agrochemical AIs and biosolutions, complemented by a broad portfolio of regionally managed off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products.  Arysta employs a targeted market strategy aimed at specific regions and crops where it is believed that its market position, product portfolio and capabilities enable Arysta to achieve sustainable high growth and a strong leadership position.  Arysta’s product portfolio consists of a distinctive suite of both agrochemical and biosolutions products.  Arysta’s products serve a broad and diverse geographic mix, focusing on high-growth regions such as Africa, Central/Eastern Europe, Latin America, the Middle East and South Asia.

Products

Our AgroSolutions segment offers a wide variety of proven plant health and pest control products to growers comprised of seven major product lines (adjuvants, fungicides, herbicides, insecticides, miticides, plant growth regulators and seed treatments), as well as home applications (home and garden and ectoparasiticides), and biosolutions (biostimulants, innovative nutrition and biocontrol):

Adjuvants:
Adjuvants are used to help improve the performance of pesticides such as herbicides, insecticides and fungicides.  Adjuvants improve the pesticide’s ability to spread and penetrate the crop, ensuring good plant coverage and increased probability of contact with the targeted pest.  Our main adjuvant products are Latex and Trisiloxane.

Biosolutions:
Our biosolutions product line segment includes over 700 biostimulants, innovative nutrition and biocontrol products.  Our biostimulants stimulate plant growth and reproductive development. Our innovative nutrition products optimize the nutrition of plants. Our biocontrol products work like conventional crop protection without leaving residues.  This portfolio is highly differentiated and primarily protected by trade secrets.  Biostimulant products include Biozyme, BM 86 and BM Headset. Innovative nutrition products include Foltron and Poliquel. Biocontrol products include Carpovirusine, Kasumin and Vacciplant.

Ectoparasiticides:
We offer AIs that are highly effective at targeting and preventing infestation of domestic animals and livestock (sheep, cattle, goats, pigs and poultry) by lice, fleas and ticks without hurting the animal.  Our main ectoparasiticides are Exi and Signal.

Fungicides:
Fungicides are products that prevent the spread of fungi in crops.  Our combined fungicide portfolio includes Captan, Etridiazole, Fluoxastrobin, Propamocarb, Tetraconazole and Triflumizole. We also offer a targeted range of products designed to control different fungicidal infestations.

Herbicides:
Herbicides are products used to control unwanted plants while leaving the crops they are targeted to treat unharmed.  We produce total and selective herbicides with a variety of formulations for many temperate and tropical crops such as tomatoes, potatoes, soybeans and onions.  Our main herbicide products are Amicarbazone, Clethodim, Flucarbazone, Dichlobenil and Quizalofop-P-tefuryl.

Home and Garden:	We have a dedicated range of products in both ready-to-use and concentrated formulations to combat mosquitoes, cockroaches, ants, wasps and flies. Our main product in this line is Chloropyrifos.

Insecticides:
Our insecticides, such as Acephate and Diflubenzuron, are products used against insect pests at different stages of the pest life cycle from egg and larvae to nymph and adult.  Acephate, for example, is extremely effective in the control of helicoverpa.  These products have both crop and public health applications.

Miticides:
Miticides (acaricides) are products that control a variety of mite pests on crops.  The products are primarily targeted at tree fruit and nut, vine, ornamental and selected row crop applications for effective mite control programs.  Our main miticide products, such as Bifenazate and Propargite, are sold globally.

Plant Growth Regulators:
Plant growth regulators are products used for controlling or modifying plant growth processes without severe toxic effect.  Our main plant growth regulator products are Daminozide, Hydrazide, Maleic and N-decanol.

Seed Treatments:
We have a leading position in the high-growth and high-value seed treatment industry. Seed treatment products are applied to seed before planting.  Our diverse portfolio encompasses pioneer products, such as Carboxin, an early AI that is still used widely today, and Cypermethrin, Ipconazole and Thiram. Our seed treatments are used to coat seeds in order to protect the seed during germination and protect the plant during its initial growth phases.  We anticipate growth in seed treatments resulting from the expanded use of higher-value genetically-modified seeds.

In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.  Apivar, one of our honey bee health products, is a leading global miticide for the protection of bees against the Varroa mite.

Seasonality

The agrochemical business is seasonal in nature and corresponds to agricultural cycles within each region in which we operate. The geographic spread of our products can result in significant variations in earnings and cash flow during such cycles.  Agrochemical and biosolutions sales typically begin ahead of the growing season and peak in the middle of the season.  In the northern hemisphere, farmers purchase the majority of their agrochemical inputs during the first half of the year.  Growers in the southern hemisphere purchase the majority of their products in the second half of the year.  As a result, we have historically experienced significant fluctuations in quarterly sales.  For example, due to the size of Arysta’s market in Latin America, Arysta typically generates greater net sales in the second half of the calendar year and its net sales tend to be lower during the first half of each calendar year.

Weather conditions and natural disasters such as heavy rains, hurricanes, hail, floods, tornadoes, freezing conditions, drought, or fire also affect decisions by our customers and end-users about the types and amounts of agrochemical and biosolutions products to purchase and the timing of use of such products.  For example, an early spring in Europe can bring forward sales from the second quarter into the first quarter.  The high degree of correlation between sales patterns and unpredictable weather conditions makes drawing conclusions from quarterly sales difficult.

Competitive Strengths

We believe that the following are our key competitive strengths:

•
Strong Market Position in Attractive Niche End Markets. Our businesses strategically focus on acquiring and maintaining leading positions in niche sectors of high-growth markets by offering high value-added services that are indispensable to our customers. We believe that the combination of our global presence, innovative technology, process know-how, solutions orientation, strong commitment to research and development, dedication to customer service and broad range of proprietary and value-added products distinguishes us from our competitors, allowing us to maintain strong market share positions. Furthermore, we believe the diversity of the niche end markets we serve will enable us to continue our growth throughout economic cycles and mitigate the impact of a downturn in any single market.

•
Diversified Customer, Product, End-Market and Geographic Mix. We offer a broad range of products and services to diverse and often unrelated end markets, ranging from agricultural, electronics to printing and offshore oil drilling, that we believe help mitigate the effects of any adverse event affecting a specific industry, end market or region.

•
“Asset-Lite, High-Touch” Business Model. We define an “Asset-Lite, High-Touch” business model as the intersection of top-level returns, unit margins and asset efficiency with nearly half of our employees residing in either technological innovation or sales and services areas.  Our commitment to technological innovation and our extensive intellectual property portfolio enables us to develop our cutting-edge products.  In order to continue to provide innovative products and highly specialized technical service to our customers, we place a premium on maintaining an expert and qualified employee base.

Our global sales and service personnel possess extensive knowledge of and experience in our local markets. For instance, our technical management team serving our Asian markets in the agrochemical space has, on average, over 20 combined years of experience, including decades of joint product development with our key customers located in the greater China region. We believe that our proprietary technology, extensive industry experience and a customer service-focused business model are difficult for our competitors to replicate.

•
Attractive Financial Profile with Strong Cash Flow Generation. Our key proprietary technology, service-oriented business model, high barriers to entry and significant customer switching costs have allowed us to achieve stable and compelling margins while protecting our market share.  Further, our business model has allowed us to maintain strong cash generation even during economic downturns.  Our fixed asset base is modern and well-maintained and, accordingly, requires low capital expenditures.

•
Strong Expertise in Distribution and Registration. Our AgroSolutions business’ distribution network currently reaches over 100 countries and jurisdictions through a network of distributors.  Our large distribution network enables us to focus on profitable niche applications, which we believe are less sensitive to competitive pricing pressures.  Our geographical footprint and distribution network also allows us to attract licensing and resale opportunities from partner companies for new products and technologies.

In addition to the strength of our distribution network, we have a team of specialists dedicated to the complex yet crucial process of product registration across various jurisdictions. We are well experienced in obtaining the required registrations for our products in each country in which they are sold and for each crop on which they are applied. Once obtained, these registrations provide a right to use the active ingredient upon which the product is based for the specified crop in that country or region for a number of years.

•
Experienced Management Team. We believe our management has a proven track record of delivering consistent growth, even during economic downturns.  Our CEO, Dan H. Leever, has been CEO of MacDermid since 1990, where he produced strong, resilient growth through multiple economic cycles.  In our AgroSolutions business segment, Wayne M. Hewett, Arysta’s CEO, became President of Platform upon completion of the Arysta Acquisition, and now leads the AgroSolutions business segment, as well as the integration of CAS, Agriphar and Arysta.  CAS’ management team, including its president Nelson Gibson, also joined our AgroSolutions business segment upon completion of the CAS Acquisition.

Business Strategies

We intend to continue to grow our businesses, improve profitability and drive shareholder returns by pursuing the following integrated strategies:

Expand our Core Businesses. We believe that we can capitalize on our technical capabilities, sophisticated process know-how, solutions orientation, strong customer relationships and deep industry knowledge to enhance growth by:

•
Extending Product Breadth: We intend to extend many of our product offerings through the development of new applications for our existing products in our existing markets or through synergetic combinations of AIs within our new agrochemical vertical to develop innovative solutions to growers worldwide;

•
Continuing to Grow Internationally with Our Customers: We intend to continue to grow internationally by expanding our product sales to our existing multinational customers as they continue to penetrate emerging regions.  We intend to continue to make investments, especially in technical staff, in order to better serve our customers; and

•
Maintaining our Strong Presence in Rapidly Growing Markets: We strategically focus on rapidly growing emerging markets and are targeting those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration and customer education can add value for growers.  We believe that Arysta’s business is well-aligned with our strategic focus on rapidly growing emerging markets.

Leverage our Capabilities to Grow into New Markets and Applications. Building on our core competencies in product innovation, applications development and technical services, we intend to reach new high-growth markets and expand upon our existing technologies to develop new products for new applications in markets that are adjacent to those we currently serve.  Examples of our initiatives include:

•
Plating for Molded Interconnect Devices: Molded interconnect devices are devices made with injection-molded parts that integrate mechanical and electrical functions into a single piece.  We believe that our technology results in a higher manufacturing yield and lower cost to our customers;

•
High Value PET Recycling: As worldwide demand for recycled polyethylene terephthalate, or PET, grows, we are leveraging our strong position in Europe for specialized cleaners and defoamers that are used in recycling plastic products made of PET to expand that business globally, especially in emerging markets such as Asia and South America;

•
Digital Flexographic Printing: We have developed an innovative LUX® process, which uses a flat top dot processing technology that significantly increases the quality and consistency of the printed image from a flexographic printing plate in a manner that we believe is more efficient and cost effective for our customers;

•
Biosolutions: Within the biosolutions space, we believe there is significant untapped potential for discovery of new technologies addressing currently unmet needs, while the research and development costs and time to market are significantly lower than in agrochemicals;

•
Value-Added Portfolio: Within the AgroSolutions business segment, we intend to continue to build on our GVAP through selective acquisitions and licensing of proprietary and proven AIs that are complementary to our future offerings and that can enhance our market access; and

•
“New New:” In the agrochemical space, we endeavor to generate at least 15% of our annual gross profit from newly registered products and applications that we have introduced during the preceding three years (including products introduced globally for the first time and introductions of existing products to new markets or new applications), which we classify as “New New”.  This is an important focus for our long-term business development strategy.

Pursue Strategic Acquisitions. We intend to pursue acquisitions as a way to enhance our organic growth.  We intend to focus primarily on businesses that share our “Asset-Lite, High-Touch” philosophy, with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies.  Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, category leading positions and products that generate recurring revenue.  We anticipate that the fragmented nature of the specialty chemical products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses.  We will only pursue acquisition opportunities that meet our acquisition criteria and when we deem it to be financially and fiscally prudent.

Maintain our Commitment to Technology and Value-Added Customer Service. We are focused on product innovation and high quality customer service, the two book-ends of Platform’s business model.  We believe that our commitment to technology as well as research and development will result in future success in our product innovation and development.

Focus on Human Capital. The success of our business depends on our ability to continue to capitalize on our technical capabilities, unique process know-how, strong customer relationships and industry knowledge.  Our technical expertise and history of innovation demonstrated by the employees we acquired in the Acquisitions reflect the specialized and highly skilled nature of our research and development personnel.  As such we intend to focus on attracting, retaining and developing the best human capital across all levels of our organization, which is key to our ability to successfully operate and grow our business.

Customers

We have a large, worldwide customer base.  Among these customers are some of the world’s preeminent companies, such as FIAT, Ford, GM, Helena, J. R. Simplot, LG, Molex, Samsung, Stanley Black & Decker, Winfield and major companies in the offshore oil and gas industries.  We sell our products directly to end-user customers and through intermediaries such as distributors (national, regional, or local), agricultural cooperatives, retailers, and government agencies.  The majority of our sales are through such intermediaries. We believe that we are able to service these customers and that we will attract new customers successfully through our international reach, coupled with our local presence, which enables us to meet the global and local needs of our customers through a global network of 19 manufacturing sites, seven of which include research centers, eight stand-alone research centers, and a direct sales force in over 20 countries.

We believe that our business is not materially dependent upon a single customer.  However, although we have a diverse customer base and no customer or distributor constitutes 10% or more of our consolidated net sales, we do have customers and independent, third-party distributors, the loss of which may impair our results of operations for the affected earnings periods.  Within each segment, we rely on such independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products.

Selling & Marketing

Proprietary sales are generated from chemical compounds formulated from our own research and development laboratories and facilities.  In many cases, these products are protected with patents, trade secrets or trademarks.  Proprietary products have higher gross margins than non-proprietary products, and are perceived by our management to be more critical to our overall performance.

In our Performance Materials and Graphic Solutions segments, methods for selling and marketing our proprietary products vary slightly by geographic region.  In total, we generate business through the efforts of sales and service personnel and regional distributors and manufacturing representatives.  In the Americas, we employ sales, administrative and service personnel to market our entire line of proprietary products.  In certain areas of the United States, distributors and manufacturing representatives also sell and service many of our products.  We market certain of our products through subsidiaries in Brazil, Canada and Mexico.  In Europe,  sales, administrative and service representatives, who are employed by our subsidiaries located in Belgium, Czech Republic, France, Germany, Great Britain, Italy, Luxembourg, the Netherlands, Spain and Sweden, market our proprietary products.  In the Asia-Pacific region, our local subsidiaries employ sales, administrative and service representatives to market our proprietary products through either subsidiaries or branches in Australia, mainland China, Hong Kong, India, Japan, Singapore, South Korea, and Taiwan.  In addition to the countries where we have wholly owned subsidiaries, some of our proprietary chemicals are sold in other countries throughout Asia, Europe and South America through distributors.  Such resale items are marketed in conjunction with and as an aid to the sale of proprietary chemicals.

In our AgroSolutions segment, our products are sold in over 100 countries globally and reach our grower-customers, the ultimate end-users, through a wide variety of market channels.  Our sales, marketing, and go-to-market strategies vary significantly by region and depend to a large extent on the existing distribution infrastructure and market practices in each particular country.  Depending upon the customer’s location, we work with national and regional distributors, retailers, co-ops, government entities, and growers to promote our solutions.  We also have loyalty programs in place for distributors and engage in active grower education to promote our products and brands.  Because of our global presence and local capabilities, other agrochemical and crop protection companies enter into exclusive distribution rights agreements with us.  Such agreements give us the exclusive right to distribute their products in specified territories, crops, applications, channels, and formulations.

In the larger and more mature North American market, we rely more heavily on an extensive existing distribution network.  The North American distributor landscape is one of the most consolidated.  In Asia, Europe, and Latin America, sales and marketing are conducted through a mix of national and regional distributors, retailers, co-ops, and growers (primarily large farmers).

Africa and Middle East represent our most unique region from a sales and marketing perspective due to relatively lower levels of existing distribution infrastructure.  In addition, growers in these markets may not have access to sufficient amounts of capital and may rely on government programs in order to procure our products.  In Africa, we have developed an extensive regional distribution network to enable us to deliver our products and products of our distribution partners, including Syngenta and Japanese manufacturers, to the grower.  For example, in West Africa, we own or operate through partnerships over 90 retail stores.  In many cases, growers in this region require additional customer outreach and education as our products and the agronomic techniques to apply them are relatively newer to this market.  Strong grower relationships, deep customer relationships, and a more robust marketing organization are key elements of creating demand and growing sales and profitability in this region.

We employ a large customer-centric sales and marketing force of professionals worldwide.  These professionals have strong technical expertise, local market knowledge and intimate customer relationships.  Our local sales and marketing teams closely monitor local market trends and maintain active dialogue with our customers to assess and understand their constantly evolving challenges.  We use this feedback from our local sales teams in the field to anticipate grower needs, respond rapidly to changing market conditions, and deliver customized, value-added solutions for our customers.  This feedback loop is an important source of new product ideas and helps guide our capital allocation decisions.  We leverage local market intelligence to develop new and innovative products that are then marketed by our local sales and marketing teams throughout the regions.

Employees

In order to ensure that we are able to continue to provide innovative products and highly technical service to our customers, we place a premium on maintaining a highly specialized and qualified employee base.  As of December 31, 2014, we employed approximately 2,500 full-time employees across over 20 countries, including approximately 1,250 research and development chemists and experienced technical service and sales personnel.  Our management believes that our relationships with our employees and collective bargaining unions are satisfactory.

Research and Development

Our research and development activities are focused on developing products and improving formulations and processes that will drive growth or otherwise add value to our core business operations.  We accelerate market introductions and increase the impact of our product offerings through collaboration with partners in the commercial sector (customers and value chain partners) and by working with distributors, governments and local communities around the world.

With respect to our Performance Materials and Graphic Solutions segments, research in connection with proprietary products is performed principally in China, Great Britain, Japan and the United States. We spent $26.2 million during 2014, $4.0 million during the Successor 2013 Period, $19.9 million during the Predecessor 2013 Period and $25.1 million during the Predecessor 2012 Period on research and development activities.  Substantially all research and development activities were performed internally.

Within our AgroSolutions segment, our global and regional marketing teams conduct a rigorous process for identifying key AIs with proven technical efficacy, which can be brought to market through our formulation, marketing, and distribution capabilities, in order to address strategic gaps in our portfolio.  We aim to generate at least 15% of our annual gross profit from newly registered products and applications introduced within a three year period (including products introduced globally for the first time and introductions of existing products to new markets or new applications), which we classify as “New New”.  Historically, Agriphar, which we acquired on October 1, 2014, recorded research and development expenditures of $1.8 million and $1.6 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.  CAS, which we acquired on November 3, 2014, recorded research and development expenditures of $7.8 million and $13.2 million for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively.

Competitive Environment

We provide a broad line of proprietary chemical compounds and supporting services.  Broadly speaking, we compete in the specialty chemicals market.  On a more narrow scale, we compete in markets for specialty chemicals for agrochemicals, electronic applications, general metal and plastic finishing, printing and oil exploration and production.

We have many competitors in some proprietary product areas.  Some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products.  Some large competitors operate globally, as we do, but most operate only locally or regionally.  We encounter competition from numerous and varied competitors in all areas of our business; however, our most significant competitors are Atotech Inc. (a division of Total S.A.), Enthone Inc. (an Alent plc company) and Rohm and Haas (a division of The Dow Chemical Company) for our Performance Materials segment and Asahi, E.I. du Pont de Nemours and Company and Flint Group for our Graphic Solutions segment.

The agrochemical sector in particular is a highly developed and competitive industry with a wide range of established competitors that offer a broad variety of competing products.  The biosolutions sector is a newer and less mature industry than agrochemicals; however, we will face significant competition from various competitors seeking to offer competing products and solutions to our customers.  In our AgroSolutions segment, our competitors include major multinational agrochemical companies such as BASF SE, Bayer AG and Syngenta AGFMC, as well as a number of Japanese participants and a variety of similar biosolutions companies.  Many of these organizations have longer operating histories, significantly greater resources, greater brand recognition, and a larger base of customers than we do in one or more of the markets in which we sell our products.  As a result, they may be able to devote greater resources to the research and development, manufacturing, formulation, promotion, or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition, or more readily take advantage of acquisition or other opportunities.

                We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products, customer services and support.  We maintain extensive support, technical and testing services for our customers, and are continuously developing new products.  We believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and internationally.

Product Backlog

Due to the relatively short cycle times in our business, our product backlog levels are minimal.  In general, we do not formulate our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity.  Production and inventory levels are based on the level of incoming orders as well as projections of future demand.  Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Raw Materials and Sourcing of Products

In both our Performance Materials and Graphic Solutions segments, we use a variety of specialty and commodity chemicals in our manufacturing processes.  Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis.  We typically purchase our major raw materials on a contract or as needed basis from outside sources.

In our AgroSolutions segment, we rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components or products.  There is limited available manufacturing capacity that meets our quality standards and regulatory requirements.  With one minor exception, we engage in no direct agrochemical AI manufacturing.  We source virtually all of our AIs from third party manufacturers, which represent a limited number of key suppliers for AIs.  We strive to maintain multiple supply sources for each AI; however, in some instances, there is only a single registered source of AIs for certain important products where there is currently no viable alternative source.

Our goal is to maximize our sourcing of raw materials, especially AIs, from quality suppliers in countries with generally low manufacturing costs, such as China and India.

We formulate and package our products in-house or through tolling and other third party manufacturing and formulation arrangements.  We balance our in-house formulation with third party arrangements to limit our exposure to utilization drop-offs, facility closures, and certain manufacturing-related environmental risks which helps us to optimize our cost position.

Within certain portions of our biosolutions portfolio, we manage an end-to-end supply chain.  We purchase natural raw materials, such as plant extracts and seaweed, to extract AIs for our biosolutions products.

Patents, Trademarks and Proprietary Products

We currently own or license the rights to more than 950 domestic and foreign patents related to Performance Materials and Graphic Solutions segments.  The patents we hold are important to our business and have remaining lives of varying duration.  Although certain of these patents are becoming increasingly more important, we believe that our ability to provide technical and testing services to customers, and to meet our customers’ rapid delivery requirements is equally, if not, more important to our business.  No specific group or groups of intellectual property rights are material to our business.  However, we have many proprietary products which are not covered by patents and which are responsible for a large component of our total sales.  Further, we hold a number of domestic and foreign trade names and trademark registrations and applications for registration, which we consider to be of value in identifying our products.  We do not hold nor have we granted any franchises or concessions.

With respect to our AgroSolutions segment, our intellectual property and other proprietary rights are equally important and are protected by a combination of patents, trade secrets, trademarks, product registrations, data exclusivity, and other marketing exclusivity rights, exclusive or semi-exclusive manufacturing arrangements, and other non-patent strategies.  As of December 31, 2014, we own, license or  have freedom-to-operate rights under, approximately 140 domestic and foreign patents, and approximately 3,500 registrations.  We seek intellectual property and other proprietary rights in major market and other commercially-relevant jurisdictions worldwide. On a consistent basis, we implement confidentiality procedures and contractual exclusivity and seek other rights necessary to protect our intellectual property, proprietary formulations, processes, and other product-related rights.  We also rely on trade secrets and know-how to protect our processes, natural product composition/origin, and formulations. We seek to protect our own trade secrets (as well as the trade secrets of our strategic collaboration partners), in part by entering into confidentiality agreements (and other agreements, such as confidentiality provisions) with persons who have access to such trade secrets and/or proprietary materials, such as our employees, strategic partners (including development and commercialization partners, suppliers and distributors), outside scientific collaborators, contract manufacturers, contract research organizations, consultants, advisors, and other third parties. We also enter into invention or patent assignment agreements, when applicable, with our employees, consultants, contractors, and other third parties who may be engaged in discovery or development of intellectual property and other proprietary rights. We seek to include provisions in our material transfer agreements, license and development agreements, and other agreements that provide for the transfer of intellectual property rights back to us to the greatest extent possible under the circumstances of any specific transaction and development project.

Other property rights protection

Our GVAP includes six proprietary off-patent AIs: acephate; amitraz; captan; clethodim; propisichlor; and tetraconazole. Proprietary off-patent products are often characterized by a substantial degree of differentiation through formulation and product package offerings responsive to grower needs. Proprietary off-patent products enable providers to maintain a stronger market position and a differentiated margin profile, which may be further enhanced by specialized market access, a strong brand, or a competitive cost position. In addition, while they are not protected by patents, proprietary off-patent products require registrations in every country for every crop and AI that will be sold. Our strong registration capabilities provide us with the ability to effectively maintain and defend our existing registrations as well as to acquire new registrations in a cost effective and timely manner.

Government and Environmental Regulation

We are subject to numerous federal, state and local laws and regulations in the countries in which we operate, including tax and other laws that govern the way we conduct our business.  However, no portion of our business is subject to re-negotiation of profits or termination of material contracts or subcontracts at the election of the governments in the countries in which we operate.

We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage.  Our reliance on independent distributors to sell some of our proprietary chemicals internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions.  Other U.S. companies have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals.  We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the United Kingdom’s Bribery Act of 2010, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery.  These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.  Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations.  In recent years, several jurisdictions have enhanced their laws and regulations in this area, increased their enforcement activities, and increased the level of cross-border coordination and information sharing.  We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.

We maintain a Business Conduct and Ethics Policy and a Code of Ethics for Senior Financial Officers which were approved by our Board and cover compliance with the FCPA and similar anti-corruption laws, as well as other legal areas applicable to our operations.  We provide compliance training to our employees in an effort to raise awareness, foster compliance and set an expectation of compliance at all levels within the Company.  The Business Conduct and Ethics Policy establishes a duty to report non-compliance and provides avenues for making such reports, including a reporting hotline.  We also maintain a system for auditing compliance with applicable laws.

As a manufacturer and distributor of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated properties and occupational safety and health matters.  We have and may in the future incur significant costs, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damage or personal injuries as a result of past or future violations of, or liabilities under, such laws and regulations.  As of December 31, 2014, we had appropriate reserves for our various environmental matters, all of which we consider to be not material.

Domestic and international laws regulate the production and marketing of chemical substances.  Almost every country has its own legal procedures for registration, transportation, export and import.  Of these, the laws and regulations in Brazil, China, Canada, the EU, Taiwan, the United Kingdom and the United States are the most significant to our AgroSolutions segment.  The European Union Commission for example has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the EU are to be reviewed.  REACH, adopted in December 2006, requires manufacturers and importers of most chemicals in the EU to register these chemicals and evaluate their potential impact on human health and the environment.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  Active substances and co-formulants used in plant protection products (pesticides) are generally exempt from REACH as they are considered as already registered under the Plant Protection Products Directive 91/414/EEC.  However, there are certain exceptions that may apply that require the active substance or co-formulant to be registered under REACH, particularly if the substance has a non-plant protection use.  While we have registered and continue to register substances as necessary in accordance with applicable registration review deadlines, the registration process is lengthy and registration of certain of our substances may not be immediately effective.  The cost estimates could vary based on the number of substances requiring registration, data availability and cost.  The implementation of the REACH registration process may affect our ability to manufacture and sell certain products in the future.  Additionally, other laws and regulations regulate and may limit our business in other countries.  We incur, and will incur, substantial costs to register and maintain the registrations of our products in the jurisdictions in which we do business.

In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.

In addition, many of our full-time employees are employed outside the United States.  In certain jurisdictions where we operate, particularly Brazil, France, Germany, Italy and Japan, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment.  In certain countries where we operate, our employees are also members of unions or are represented by a works council as required by law.  We are often required to consult and seek the consent or advice of these unions and/or works councils.   These laws, coupled with the requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.

Website Access Disclosure

Our internet website address is http://www.platformspecialtyproducts.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, and the proxy statement for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC.  In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website by the end of the business day after filing with the SEC.

Our website also includes the following corporate governance materials under the tab “Investor Relations—Corporate Governance:” our Board of Directors Governance Principles and Code of Conduct; our Insider Trading Policy; our Business Conduct and Ethics Policy; our Code of Ethics for Senior Financial Officers; our Foreign Corrupt Practices Act/Anti-Corruption Policy; our Incident Response & Whistleblower Policy; our Conflict Minerals Policy; our Management, Board of Directors and Committee Composition; and the charters of our Board of Directors committees.  These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department.

Information on our website does not constitute part of this Annual Report.

In addition to the information included in this Item 1, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Item 8, Note 1 (Basis of Presentation and Summary of Significant Accounting Policies) and Note 19 (Segment Information) for financial and other information concerning our business segments and geographic areas.

Corporate Information

Since early 2015, our new principal executive offices are located at 1450 Centrepark Boulevard, Suite 210, West Palm Beach, Florida 33401 and our telephone number is (561) 207-9600.

Executive Officers

Set forth below is certain information concerning our executive officers:

Name	Title
Daniel H. Leever	Chief Executive Officer and Vice Chairman
Wayne M. Hewett	President
Frank J. Monteiro	Senior Vice President and Chief Financial Officer
Benjamin Foulk	Senior Vice President – Human Resources
Ben Gliklich	Vice President – Corporate Development, Finance and Investor Relations
Robert L. Worshek	Vice President and Chief Accounting Officer
John L. Cordani	Vice President – Legal and Secretary
Michael V. Kennedy	Vice President - Tax
David Jacoboski	Corporate Treasurer

Daniel H. Leever, age 66, is Chief Executive Officer and Vice Chairman of Platform.  Mr. Leever served as Chief Executive Officer, President and Vice Chairman of Platform from 2013 to 2015, and as Chief Executive Officer of MacDermid from 1990 to 2013.  From 1998 to 2013, Mr. Leever served as Chairman of the Board of Directors of MacDermid.  From 1989 to 1990, Mr. Leever served as Senior Vice President and Chief Operating Officer of MacDermid.  Mr. Leever initially joined MacDermid as an employee in 1982.  Mr. Leever attended undergraduate school at Kansas State University and graduate school at the University of New Haven School of Business.

                Wayne M. Hewett, age 50, is President of Platform. Prior to joining Platform in February 2015, Mr. Hewett had served as President and Chief Executive Officer of Arysta since January 2010. Mr. Hewett joined Arysta in October 2009 as Chief Operating Officer. He served as a senior consultant to GenNx360, a private equity firm focused on sponsoring buyouts of middle market companies, from February 2009 to August 2009. Mr. Hewett served as Vice President, Supply Chain and Operations of General Electric Company from October 2007 to December 2008. Mr. Hewett served as President and Chief Executive Officer of Momentive Performance Materials, Inc., a global leader in silicones and advanced materials, from December 2006 to June 2007. From 2005 to December 2006, Mr. Hewett served as President and Chief Executive Officer of GE Advanced Materials, a global leader in providing a range of high-technology materials solutions that was renamed Momentive Performance Materials, Inc. after it was acquired by Apollo Management, a private equity firm. Prior thereto, Mr. Hewett’s career included more than 15 years with various international divisions of GE, including serving as the President of GE Plastics Pacific. Mr. Hewett, who has lived in Japan and in China, was also a member of GE’s Corporate Executive Council. Mr. Hewett holds Bachelor of Science and Master of Science degrees in industrial engineering from Stanford University.

Frank J. Monteiro, age 45, is Senior Vice President and Chief Financial Officer of Platform. Mr. Monteiro joined Platform in October 2013, prior to which he had served as Senior Vice President and Chief Financial Officer of MacDermid from February 2010. From April 2007 until February 2010, Mr. Monteiro served as Vice President of Finance and Treasurer of MacDermid. Mr. Monteiro joined the MacDermid business in June 1998 and, from June 1998 to April 2007, served as General Accounting Manager, Domestic Accounting Manager and Assistant Controller of Industrial Americas operations, and as Assistant Treasurer and Risk Manager of MacDermid. Mr. Monteiro received a Bachelor of Science in Accountancy from Bentley University.

Benjamin Foulk, age 45, is Senior Vice President – Human Resources of Platform. Prior to joining Platform in January 2015, Mr. Foulk had served since August 2009 as Corporate Department Vice President, Human Resources, at Boehringer Ingelheim, in Ingelheim, Germany, the largest privately held pharmaceutical company. In this role, Mr. Foulk provided HR support to the Board of Managing Directors of Boehringer Ingelheim for Marketing and Sales, Research and Development, and all Corporate Functions. From May 2005 to August 2009, Mr. Foulk served as the Vice President, Human Resources, at Boehringer Ingelheim Pharmaceuticals in Ridgefield, Connecticut, with responsibility for the U.S. HR business partners, staffing and organizational development. Prior to joining Boehringer Ingelheim, Mr. Foulk spent ten years in Human Resources at General Electric, in a variety of businesses from financial services to manufacturing as well as international assignments in Japan and Italy. Mr. Foulk holds a Bachelor of Science degree in Psychology and a Masters of Organizational Behavior degree, both from Brigham Young University.

Ben Gliklich, age 30, is Vice President – Corporate Development, Finance and Investor Relations of Platform. Mr. Gliklich was appointed in this role in January 2015. Mr. Gliklich joined Platform as Director of Corporate Development in May 2014. Prior to joining Platform, Mr. Gliklich was a senior associate at General Atlantic, a global growth-oriented private equity firm. Earlier in this career, Mr. Gliklich was an associate in the investment banking division of Goldman Sachs & Co. Mr. Gliklich holds an A.B. Cum Laude from Princeton University and an MBA with distinction from Columbia Business School.

Robert L. Worshek, age 44, is Vice President and Chief Accounting Officer of Platform. Mr. Worshek joined Platform in May 2014 and was formally appointed Vice President and Chief Accounting Officer in August 2014.  Prior to joining Platform, Mr. Worshek was the Chief Accounting Officer of SunTrust Banks, Inc. from 2011 to 2013 and held various positions, including FASB Practice Fellow, at PricewaterhouseCoopers, LLP from 1997 to 2011. Mr. Worshek has a Bachelors of Science in Business Administration from the University of Nebraska at Omaha and an MBA from the Booth School of Business at the University of Chicago.

John L. Cordani, age 52, is Vice President – Legal and Secretary of Platform. Mr. Cordani was appointed in this role in August 2014. Mr. Cordani has served as the Corporate Secretary of Platform since October 31, 2013 and as the Secretary and General Counsel of MacDermid from 1994, other than during the period from May 2000 to March 2002, when he worked as a partner at Carmody & Torrance LLP. From 1989 until 1992, Mr. Cordani served as IP Manager of MacDermid. Having joined MacDermid in 1986, Mr. Cordani served as a researcher for this company from 1986 until 1989. Since 2001, Mr. Cordani also works as an Adjunct Professor of Law at Quinnipiac University Law School. Mr. Cordani received a Juris Doctor from Quinnipiac University Law School, a Master of Science in Materials Science from Rensselaer Polytech, and a Bachelor of Science in Chemical Engineering from Texas A&M University.

                Michael V. Kennedy, age 53, is Vice President of Tax of Platform. Prior to being appointed in this role in March 2015, Mr. Kennedy served as Vice President of Tax and Treasurer of Platform from May 2014 to March 2015, and as Vice President of Tax of MacDermid since December 2013. Mr. Kennedy has also served as the Treasurer and Director of Tax of MacDermid Group, Inc. since its formation and as the Director of Tax of MacDermid, continuously since August 2006 and previously from January 1997 until September 2001. Mr. Kennedy has also served as Treasurer of MacDermid, since May 2011. From October 2001 through June 2006, Mr. Kennedy was Vice President-Tax for Allied Domecq North American Corporation, an alcoholic beverage company. From October 1989 to December 1996, he was a tax manager at Dynamics Corporation of America, an electrical appliance and electronic device manufacturer. Mr. Kennedy began his career at Arthur Andersen & Co as a tax accountant and a senior tax supervisor from 1986 to 1989. Mr. Kennedy is a certified public accountant and received a Bachelor of Business Administration in Accounting from Pace University.

David A. Jacoboski, age 46, is Corporate Treasurer of Platform. Mr. Jacoboski was appointed in this role in March 2015, taking over the treasury responsibilities previously held by Mr. Kennedy. Prior to joining Platform, Mr. Jacoboski served as Vice President of Treasury and Assistant Treasurer of Cenveo, Inc., a provider of print and related resources, since 2010.  Prior to Cenveo, Inc., Mr. Jacoboski has held corporate treasury and finance roles with Oakleaf Waste Management, LLC. (now Waste Management, Inc.), Lydall, Inc., Cuno, Inc. (now 3M Company) and Uniroyal Chemical Corporation (now Chemtura Corporation). Mr. Jacoboski received a Bachelor of Science in Business Administration, with a concentration in finance, from Bryant University and an MBA, with a concentration in finance, from the University of Connecticut.

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

Risks Relating to our Business

We may not be able to finance and/or consummate future acquisitions or successfully integrate acquisitions into our business.

Part of our strategy is to grow through acquisitions.  Consummating acquisitions, including the Acquisitions, or our failure to integrate such businesses successfully or realize the anticipated business opportunities and growth prospects from such acquisitions, could result in unanticipated expenses and losses and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.  Our management might have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations.  In addition, it is possible that the integration process could result in the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of any acquisition, including the Acquisitions, and could harm our financial performance.  Business relationships also may be subject to disruption due to acquisition activities as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, including our competitors.

We anticipate that any future acquisitions we pursue as part of our business strategy may be financed through a combination of available cash on hand, operating cash flow, availability under our existing financing arrangements and new capital market offerings.  We may not be successful in completing any equity or debt offering in order to fund our growing business, and therefore we may be required to seek a number of alternative financings.  If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and financial performance, which could materially adversely affect our financial condition and operations.

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

In addition, our credit facility and other agreements governing our outstanding debt contain covenants that restrict our operations.  These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.  These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interest.

Our ability to satisfy our debt obligations and to fund any planned capital expenditures, dividends and other cash needs will depend in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings.  Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make these payments.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness and could be required to seek waivers or amendments to our covenants, alternative sources of financing or reductions in expenditures.  We may not be able to obtain such waivers, amendments or alternative financings, or if we obtain them, they may not be on terms favorable to us.  If we are unable to make payments or refinance our debt or obtain waivers or new financing under these circumstances, we may consider other options, which, if necessary, may not be effected on commercially reasonable terms or at all, including:

•	sales of assets;

•	sales of equity;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with our lenders to restructure the applicable debt.

If the holders of indebtedness elect to declare all borrowed funds due and/or to terminate their commitments for future funding, those holders could exercise rights, including assuming control over our deposit accounts and/or commencing foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

We are exposed to intangible asset risk.

We have recorded intangible assets, including goodwill in connection with the Acquisitions.  Goodwill represents the excess of the acquisition cost over the amount of recognized identifiable assets and liabilities.  We do not amortize goodwill and other intangible assets that have indefinite useful lives; rather, we periodically test them for impairment.  Some of the developments which could cause impairment of goodwill or other intangible assets include the failure of a particular business to achieve its expected results of operations, the failure of an acquisition to perform as expected or the strengthening of the currency in which goodwill or another intangible asset has been recorded.  Goodwill will be tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired.

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and key employees and the inability to attract and retain appropriately qualified replacements.

Our business involves complex operations and therefore demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations.  We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Founder and Chairman, Daniel H. Leever, our Chief Executive Officer, and Wayne M. Hewett, our President, who make up our “Office of the Chairman.”  We believe those officers’ experience in the specialty chemical industry and/or our business has largely contributed to our recent strategic acquisitions of complementary businesses and is important to our future growth strategy.

As a company focused on manufacturing and highly technical customer service, we also rely on our ability to attract and retain skilled employees, including our specialized research and development and sales and service personnel, to maintain our efficient production processes, to drive innovation in our product offerings and to maintain our deep customer relationships.  The departure of a significant number of our highly skilled employees or of one or more employees who hold key management positions could have an adverse impact on our operations, including customers choosing to follow an employee or  manager to one of our competitors.

We may not realize all of the anticipated benefits from the implementation of our productivity initiatives.

Our productivity initiatives may reduce our workforce. Our decisions as to which reductions and eliminations to make as part of these operational restructuring initiatives may prove to be incorrect, and accordingly, we could adversely affect our ability to operate or grow our business and may negatively impact our results of operations.  Further, we may not realize all of the anticipated benefits from productivity initiatives in which we may engage in the future.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, Dodd-Frank, the JOBS Act, new SEC regulations and NYSE market rules, are creating uncertainty for public companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure.  As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

In addition, compliance with Section 404 of Sarbanes-Oxley and the related regulations regarding our required assessment of our internal controls over financial reporting and our registered public accounting firm’s future audit of that assessment will require the commitment of significant financial and managerial resources, which could have a material adverse effect on our financial position and operating results.  If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.

Failure to establish and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and share price.

As a publicly traded company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires, beginning with this Annual Report, annual management assessments of the effectiveness of our internal control over financial reporting.  As we no longer qualify as an “emerging growth company” as defined in the JOBS Act, Section 404 will additionally require, commencing with our annual report on Form 10-K for fiscal year 2015, a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting.  During the course of our testing, we may identify weaknesses or deficiencies.  If such weaknesses or deficiencies are not remediated in time, investors may lose confidence in the accuracy of our financial reporting, which could have a material adverse effect on the price of our common stock.  We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley and, when applicable to us, our independent public accounting firm may not be able or willing to issue an unqualified report on the effectiveness of our internal control over financial reporting.  If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations.

Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business.  We also expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified executive officers and members of our Board, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly.

Our substantial international operations subject us to risks not faced by domestic competitors.

Sales from international markets represent an increasing portion of our net sales.  Accordingly, our business is subject to increasing risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions.  Risks inherent to our international operations include the following:

•
foreign customers and distributors may have increased credit risk and different financial conditions, which may necessitate longer payment cycles of accounts receivable or result in increased bad debt write-offs (including due to bankruptcy) or additions to reserves;

•
foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs, duties, export controls, import restrictions or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign exchange controls may delay, restrict or prohibit the repatriation of funds, and any restrictions on the repatriation of funds may result in adverse tax consequences and tax inefficiencies;

•	U.S. export licenses may be difficult to obtain, and the transportation of our products may be delayed or interrupted;

•
general economic and political conditions in the countries in which we operate, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control, could have an adverse effect on our net sales in those countries; and

•
unexpected adverse changes in foreign laws or in foreign regulatory requirements may occur, including in laws or regulatory requirements pertaining to employee benefits, environmental, health and safety.

We also may face difficulties managing and administering an internationally dispersed business.  In particular, the management of our personnel across several countries can present legal, logistical and managerial challenges.  Additionally, international operations present challenges related to operating under different business cultures and languages.  Our overall success as a global business depends, in part, upon our ability to succeed in different legal, regulatory, economic, social and political conditions.

We have made investments in, and are expanding our business into, emerging markets and biosolutions, which exposes us to certain risks.

Our markets continue to shift from more industrialized nations towards emerging markets which require us to respond to rapid changes in market conditions in these countries.  As a result, we may be subject to a variety of risks including economies that may be dependent on only a few products (and therefore subject to significant fluctuations), consumers with limited or fluctuating discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization, changes in customs or tax regimes, or other government actions affecting the flow of goods and currency.  Accordingly, changes in any of those areas may have significant negative impacts on our financial condition and operating results.

In addition, our investments in biosolutions are risky and may not be profitable.  While certain biosolutions products have been in the market for years, biosolutions as a whole is a new and evolving area of its industry without a history against which to measure growth and without an established presence in most markets.  Biosolutions products work most effectively when used in combination with agrochemicals and have been used as standalone applications in areas of low pest pressure.  The demand for biosolutions products is increasingly driven by the desire to increase yield and quality, coupled with heightened public concern relating to residue on crops for human consumption and feed for animals as well as public demand for new and innovative ways to address crop risks.  As with any growing, evolving industry, there is a risk that adoption will not be as robust as we expect.  If that happens, we may not see the level of returns on our investment in biosolutions that we anticipate which could materially adversely affect our reputation, financial condition and results of operations.

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

The loss of independent distributors, contract manufacturers or key customers or suppliers could adversely affect our overall sales and profitability.

In both our Performance Materials and Graphic Solutions segments, we have key customers, the loss of which may impair our results of operations for the affected earnings periods.  The principal products purchased by such customers are surface finishing chemicals in our Performance Materials segment and solid sheet printing elements in our Graphic Solutions segment.  In addition, we use a variety of specialty and commodity chemicals in our manufacturing processes.  Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis.  We typically purchase our major raw materials on a contract or as needed basis from outside sources.  The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels (especially for raw materials derived from petrochemical based feedstocks).  In some cases, we are limited in our ability to purchase certain raw materials from other suppliers by our supply agreements which contain certain minimum purchase requirements.  Additionally, as our supply contracts expire, we may not be able to renew them on terms favorable to us.  Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increase significantly.

In our AgroSolutions segment, we rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products.  There is limited available manufacturing capacity that meets our quality standards and regulatory requirements.  If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties (including labor or geopolitical disturbances), we may encounter difficulty in meeting customer demands as the manufacture of our products may not be easily transferable to other sites.  In addition, many of our products are developed or distributed through strategic partnerships.  Some of our existing formulated products and others currently under development include combinations of proprietary AIs or combinations of AIs with proprietary safeners or adjuvants.  Some of these proprietary AIs, safeners, and adjuvants are owned by third parties, and the development and commercialization of such products are carried out through contractual strategic arrangements with such third parties.  Strategic partnerships ultimately may not lead to development, registration or commercialization of products or product candidates in the most efficient manner, or at all, which could have an adverse material effect on our business, financial results, and results of operations.

We may also be dependent on a limited number of key suppliers for AIs.  We strive to maintain multiple supply sources for each AI; however, in some instances, there is only a single registered source of AIs for certain important products where there is currently no viable alternative source.  In addition, we generally do not have long-term supply contracts with AI suppliers for our regional portfolio.  If our sources of AI supplies are terminated or affected by adverse prices or other concerns, we may not be able to identify alternate sources of AI supplies to sustain our sales volumes on commercially reasonable terms, or at all.

We also rely on independent distributors within each segment to distribute our products and to assist us with the marketing and sale of certain of our products.  There can be no assurance that our distributors will focus adequate resources on selling our products to end users, or will be successful in selling our products, which could materially adversely affect our business.

If we are unable to protect our intellectual property rights, our business and results of operations could be adversely affected.

Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights and the rights to our proprietary processes, methods, compounds and other technology.  Failure to protect our existing intellectual property rights may result in the loss of valuable technologies.  We rely on commonly used legal and business protections, but we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization, particularly in countries where the laws do not protect our proprietary rights to the same degree as in the United States.  A vigorous prosecution of an infringement claim is not always cost effective or practical.

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

In addition, we rely on both registered and unregistered trademarks to protect our name and brands.  Failure by us to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection.  Further, competitors may infringe our trademarks, potentially resulting in litigation.

The failure to protect our intellectual property and other proprietary information (including unsuccessful enforcement proceedings) could have a material adverse effect on our competitive advantages and/or our business, results of operations and share price.

We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

We seek to improve our business processes and develop new products and applications.  Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement.  We may experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others.  From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement.  If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our manufacturing and sales activities with respect to one or more products.  Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

In addition, many of our products directly or indirectly provide critical performance attributes.  Our sale of those products therefore involves the risk of product liability claims.  If a person were to bring a product liability suit against one of our customers, that customer may attempt to seek contribution from us.  A person may also bring a product liability claim directly against us.  A successful product liability claim or series of claims against us in excess of our insurance coverage for payments could have a material adverse effect on our financial condition or results of operations.  While we endeavor to protect ourselves from such claims and exposures in our contractual negotiations (including through indemnification provisions), we cannot assure you that our efforts in this regard will ultimately protect us from any such claims.

We depend upon our information technology systems.

Our business operations could be disrupted if our information technology systems fail to perform adequately.  The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers.  We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes.  The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.  In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures, security breaches, cyber-attacks and viruses.  Any such damage or interruption could have a material adverse effect on our business.

Our net sales and gross profit have varied depending on our product, customer and geographic mix for any given period, which makes it difficult to forecast future operating results.

Our net sales and gross profit vary among our products and customer groups and markets, and therefore may be different in future periods from historic or current periods.  Overall gross profit margins in any given period are dependent in large part on the product and customer and geographic mix reflected in that period’s net sales.  Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory conditions, severe weather and other factors may result in reductions in revenue or pressure on the gross profit margins of certain segments in a given period.

The varying nature of our product, customer and geographic mix between periods, including the historically seasonable nature of our agrochemical operations, has materially impacted our net sales and gross profit between periods during certain recessionary times and may lead to difficulties in measuring the potential impact of market, regulatory and other factors on our business.  As a result, we may be challenged in our ability to forecast our future operating results.

Further, potential future business acquisitions can compound the difficulty in making comparisons between prior, current and future periods because acquisitions, which are not ordinary course events, also affect our gross profit margins and our overall operating results.

Seasonality, as well as adverse weather conditions, may cause fluctuations in the revenue and operating results of our AgroSolutions business.

Our agrochemical operations are seasonal, with a greater portion of total net revenue and operating income occurring in the second and fourth quarters. As a result of seasonality, any factors that would negatively affect our second and fourth quarter results in any year, including severe weather conditions and natural disasters that affect decisions by our customers and end-users about the types and amounts of agrochemicals and biosolutions products to purchase and the timing of use of such products, could have an adverse impact on the results of operations, financial condition and results of operations of our AgroSolutions business for the entire year.

Sales volumes for agrochemical products, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions. Adverse weather conditions and natural disasters such as storms, hurricanes, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought and floods in a particular region could have a material adverse effect on our AgroSolutions business. The agricultural industry, including our AgroSolutions business, may also be adversely affect by global climate change and its impact on weather conditions such as changes in precipitation patterns and the increased frequency of extreme weather events.

We face intense competition, and our failure to compete successfully may have an adverse effect on our net sales, gross profit and financial condition.

We encounter competition from numerous and varied competitors in all areas of our businesses.  Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition, and a larger base of customers than us in one or more of the markets in which they sell their products.  As a result, such competitors may be able to devote greater resources to the research and development, manufacturing, formulation, promotion, or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition, or more readily take advantage of acquisition or other opportunities.

We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products, and service and support.  The competitive landscape for biosolutions is less well-established than for agrochemicals because it is a newer and less mature area that remains in development.  We compete with biosolutions providers that have similar product claims and offer potential functional substitutes for our products.  Customer education and corresponding demand creation is a critical element of competing within the biosolutions sector.  We expect our competitors to continue to develop and introduce new products and to enhance their existing products, which may cause a decline in market acceptance of our products.  Our competitors may also improve their manufacturing processes or expand their manufacturing capacity, which could make it more difficult or expensive for us to compete successfully.  In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers, which could limit our ability, or significantly increase costs, to acquire necessary raw materials or to generate sales.  At the same time, an increasing number of our products are coming off patent and are thus available to generic manufacturers to produce.  As a result, we anticipate that we will continue to face new and different competitive challenges.

In addition, our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers.  We seek to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation.  Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts.  If we are not able to continue technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements, which may impact our business, financial condition and results of operations.

Conditions in the global economy may directly adversely affect our net sales, gross profit and financial condition and may result in delays or reductions in our spending that could have a material adverse effect on us.

Our products are sold in industries that are sensitive to changes in general economic conditions, including agriculture, metals and plastics finishings, electronics, oil production and drilling and graphic arts industries.  Accordingly, our net sales, gross profit and financial condition depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete.  Delays or reductions in our customers’ purchasing that result from economic downturns would reduce demand for our products and services and, consequently, could have a material adverse effect on our business, financial condition and results of operations.

Our specialty chemical industry and printing businesses are significantly influenced by industry trends and characteristics.

We believe that the specialty chemical industry and the printing industry are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product lifecycles, raw material price fluctuations and changes in product supply and demand.  The specialty chemical industry is currently being affected by globalization and a shift in customers’ businesses while the printing industry is currently shrinking.  The trends and characteristics in these industries may cause significant fluctuations in our results of operations and cash flows and have a material adverse effect on our financial condition.

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

The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations.  Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures.  Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third parties.  We are dependent on the continued operation of our production facilities (including third parties manufacturing on a tolling basis), and the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition and results of operations.

We may incur material costs relating to environmental and health and safety requirements or liabilities, which could have a negative impact on our results of operations and cash flows.

We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning the environment and the generation, use, handling, storage, transportation, treatment and disposal of hazardous waste and other materials.  Our operations bear the risk of violations of those laws and sanctions for violations such as clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, fines for natural resource damage, and payments for property damage and personal injury.  Additionally, those requirements, and enforcement of those requirements, may become more stringent in the future.  The ultimate cost of compliance with any such requirements could be material.  In the past, we have incurred, and will in the future incur, significant costs and capital expenditures in complying with environmental, health and safety laws and regulations.  Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of those requirements.

Many of our products and the AIs incorporated in our products are inherently hazardous.  Our research and development, manufacturing, formulation and packaging activities involve the use of hazardous materials and the generation of hazardous waste.  We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials.  Also, our suppliers or toll manufacturers may use and/or generate hazardous materials in connection with producing our products.  We may be required to indemnify our suppliers, toll manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes.  As a result, we could in the future incur significant liabilities, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damages or personal injuries.

At any given time, we may be involved in claims, litigation, administrative proceedings, settlements and investigations of various types in a number of jurisdictions involving potential environmental liabilities.  Liability under some environmental laws relating to contaminated sites can be joint and several and imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination.  Some of our manufacturing facilities have an extended history of chemical manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations.  Ultimate environmental costs are difficult to predict and may vary from current estimates and reserves.  The discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in significant additional costs.

Our offshore industry products are subject to the hazards inherent in the offshore oil production and drilling industry, and we may incur substantial liabilities or losses as a result of these hazards.

We produce water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deep water production and drilling applications.  Offshore deep water oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions.  Those hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations.  A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims.  To the extent available, we maintain insurance coverage that we believe is customary in our industry.  Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable.  The occurrence of a significant offshore deep water oil production or drilling event that results in liability to us that is not fully insured could materially and adversely affect our results of operations and financial condition.

Historically, we have contested significant tax assessments and we are likely to contest additional tax assessments in the future.

Historically, Arysta had a large and complex international tax profile.  From time to time Arysta received tax assessments for significant amounts from the tax authorities of the countries in which it operates, especially in Brazil.  Arysta is currently contesting tax assessments in several administrative and legal proceedings, and its challenges are at various stages.  If determined adversely, these proceedings may have an adverse impact on our business, results of operations or financial condition.  In addition, in some jurisdictions, challenges to tax assessments require the posting of a bond or security for the contested amount, which may reduce our flexibility in operating our agrochemicals business.

In addition, we are subject to income taxes in numerous jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes, income taxes payable, and net deferred tax position.  There are many transactions where the ultimate tax determination is uncertain.  Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our historical financial statements.  An audit or litigation can result in significant additional income taxes payable in the jurisdictions in which we operate which could have an adverse impact on our financial condition and results of operations.

Failure to comply with the FCPA and other similar anti-corruption laws could subject us to penalties and damage our reputation.

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

Compliance with government regulations, or penalties for non-compliance could prevent or increase the cost of the development, distribution and sale of our products.

We, our business, our products and our customers’ products are subject to regulation by many U.S. and non-U.S. supranational, national, federal, state and local governmental authorities.  Regulations include customs, imports and international trade laws, export control, antitrust laws, environmental, global climate change, health and safety requirements and zoning and occupancy laws that regulate manufacturers generally or govern the importation, promotion and sale of our products, the operation of factories and warehouse facilities and our relationship with our customers, suppliers and competitors.  Our products and manufacturing processes are also subject to ongoing reviews by certain governmental authorities.

Our agrochemical and biosolutions products are subject to technical review and approval by government authorities in each country where we wish to sell our products.  The regulatory requirements are complex and vary from country to country.  They are also subject to frequent changes as new data requirements arise in response to scientific developments.  There is a general international consensus as evidenced, for example, by the standards and guidelines issued by the Organization for Economic Co-operation and Development, or OECD, on the data needed in order to evaluate the safety of agrochemicals and biosolutions products before they can be placed on the market.  In addition, in all regions of the world, directives, laws and/or regulations require the approval of agrochemical products before they can be sold into commerce.  The approval process, referred to as “registration,” varies from country to country, but in general, all processes are complex and mandate periodic product reviews, referred to as “re-registration,” which can often result in the requirement to generate new data and could result in either restrictions being placed on the permissible uses of the product going forward or in a refusal by the relevant government authority to grant a re-registration for the product altogether.  Notably, scientific developments often result in new data requirements under these regulatory directives, laws and/or regulations, thereby impacting both the scope and timing of the process as well as the likelihood of a registration or re-registration being granted by the relevant government authority.  Globally, a large number of AIs in our agrochemical products are currently or will soon be subject to such re-registration processes which may result in products having their approval for sale withdrawn in some countries.  We cannot assure you that registrations will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain those registrations, would adversely affect our ability to generate revenue from those products.

We may be unable to ensure compliance with international trade restrictions and economic sanctions laws and regulations, which failure to comply could adversely affect our business, results of operations, and financial condition.

We have operations, assets and/or make sales in countries all over the world, including countries that are or may become the target of the United States and other countries’ trade restrictions, including economic sanctions, which we refer to collectively as “Economic Sanctions Laws.”  Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve.  For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to U.S. Economic Sanctions Laws.  Given the breadth of our international operations and the scope of our sales globally, including via third party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws, there can be no assurance that we will at all times be in full compliance.  If we fail to comply with Economic Sanctions Laws, actions could be taken against us that could materially and adversely affect our reputation or have a material and adverse effect on our business, results of operations and financial condition.

Risks Relating to Ownership of our Common Stock

We have numerous equity instruments outstanding that would require us to issue additional shares of common stock.  Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.

We have numerous equity instruments outstanding that would require us to issue additional shares of common stock, in some cases for no or a fixed amount of additional consideration.  Specifically, as of March 23, 2015, we had outstanding the following:

•
2,000,000 shares of Series A Preferred Stock, which were automatically converted from ordinary shares held by the Founder Entities before the Domestication, and which are convertible into shares of our common stock, on a one-for-one basis, at any time at the option of the Founder Entities;

•
600,000 shares of Series B Preferred Stock, issued on February 13, 2015 in connection with the Arysta Acquisition and which are convertible into up to 22,107,590 shares of our common stock at any time at the option of the Seller.  Each share of Series B Preferred Stock that is not previously converted to common stock will be subject to automatic redemption on the first to occurs of (a) October 20, 2016, or (b) the occurrence of a merger including a change of control of Platform, the sale of all or substantially all of the assets or subsidiaries of Platform or a bankruptcy or liquidation of Platform.

•
8,751,616 exchange rights which require us to issue shares of our common stock for shares of PDH Common Stock at the option of the holder, on a one-for-one basis, at 25% per year, since October 31, 2014;

•	175,000 options which are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder; and

•	471,933 RSUs which were granted to employees and one consultant under our 2013 Plan. Each RSU represents a contingent right to receive one (1) share of our common stock.

Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.

In addition, the holders of our Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock in the form of shares of our common stock.  On December 31, 2014, we approved a stock dividend of 10,050,290 shares of our common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares.  The dividend price was $22.85 (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices), and the shares were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014.  In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends.  Such issuance of common stock as stock dividend could have a dilutive impact on, and reduce the value of, our outstanding common stock.  For more information of the Series A Preferred Stock, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.

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

Our Board is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval.  If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock.  Our Board could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects.

We cannot assure you that we will declare dividends or have the available cash to make dividend payments.

To the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as our Board determines appropriate and in accordance with applicable law.  We are also subject to certain restrictions in our financing arrangements which may prohibit or limit our ability to pay dividends.  Additionally, for so long as any shares of Series B Preferred Stock are outstanding, no dividend or distribution may be declared or paid or set aside for payment on all or substantially all the outstanding shares of any other series of preferred stock, other than the Series A Preferred Stock, or common stock without the prior vote or written consent of the holders of at least a majority of the shares of Series B Preferred Stock then outstanding, voting separately as a single class.  We therefore can give no assurance that we will be able to pay dividends going forward or as to the amount of such dividends, if any.

We operate as a holding company and our principal source of operating cash will be income received from our subsidiaries.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries.  Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans.  As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements.  The amount of distributions and dividends, if any, which may be paid from our subsidiaries to us will depend on many factors, including results of operations and financial condition, limits on dividends under applicable law, its constitutional documents, documents governing any indebtedness of the respective subsidiary, and other factors which may be outside our control.  If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on our shares of common stock.

We are governed by Delaware law, which has anti-takeover implications.

We are governed by Delaware law.  The application of Delaware law to us may have the effect of deterring hostile takeover attempts or a change in control.  In particular, Section 203 of the Delaware General Corporation Law imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15% or more of our common stock.  A Delaware corporation may opt out of that provision either with an express provision in its original certificate of incorporation or in an amendment to its certificate of incorporation or by-laws approved by its stockholders.  We have not opted out of this provision.  Section 203 could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is located in a leased office space in West Palm Beach, Florida and in an office space we own in Waterbury, Connecticut.  At December 31, 2014, we lease or own facilities and laboratories throughout the United States, some of which have multiple buildings and warehouses, and these U.S. facilities encompass approximately 0.5 million square feet.  We lease or own international facilities encompassing approximately 1.6 million square feet primarily in Asia, Europe and South America.  Of the United States and international manufacturing and warehouse facilities, approximately 1.5 million square feet of space is owned, while the remaining 0.6 million square feet of space is leased.  The approximate percentage of the facility square footage used by the Performance Materials, Graphic Solutions and AgroSolutions business segments is 61%, 16% and 23%, respectively.

We believe that all of our facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes.  See Note 4 to our audited consolidated financial statements, Property, Plant and Equipment, which discloses amounts invested in land, buildings and machinery equipment, and Note 14, Operating Lease Commitments, which discloses the Company’s operating lease commitments.

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

On July 8, 2014, a federal court jury found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. and awarded MacDermid Printing Solutions LLC $3.9 million in anti-trust damages; $7.9 million in breach of contract damages; $3.8 million in additional punitive damages for misappropriation of trade secrets, and $11.9 million plus additional punitive damages for unfair trade practices.  The actual aggregate amount of damages, including the amount of punitive damages and an award of attorney fees will be determined by the presiding judge after post-trial briefing by the parties.  Cortron, Inc. may appeal the verdict; accordingly, MacDermid Printing Solutions LLC’s ability to collect on the judgment is uncertain.  All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

On September 22, 2014, the United States District Court for the District of New Jersey rendered a verdict in favor of MacDermid in this patent litigation with E.I. du Pont de Nemours and Company.  The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed.  These rulings summarily found against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit.  The ruling, however, leaves all counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place.  All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

On February 19, 2015, MacDermid, as plaintiff, settled litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million.  The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007.  All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

We are a manufacturer and distributor of specialty chemical products, and are therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials.  We have received notices of violation with respect to instances of non-compliance with environmental laws.  Some of our facilities and former facilities have been environmentally impacted from historic operations and some of our facilities are in the process of being investigated and remediated.  See Note 16 to our audited consolidated financial statements included in this Annual Report.

We or our affiliates have been named as a potentially responsible party in certain superfund sites due to historic operations.  Asbestos and other hazardous substances are or may be present at our facilities.  We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties.  We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations.  Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.  As of December 31, 2014, we had appropriate reserves for our various environmental matters, all of which we consider to be not material.

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

Our common stock commenced trading under the ticker symbol “PAH” on the NYSE on January 23, 2014.  The following table sets forth the closing high and low sales prices of our common stock as reported on the NYSE for the periods indicated:

Period	High	Low
First Quarter 2014 (from January 23, 2014 to March 31, 2014)	$21.82	$13.83
Second Quarter 2014	$28.70	$19.38
Third Quarter 2014	$27.85	$24.71
Fourth Quarter 2014	$27.74	$20.97

Holders

As of March 23, 2015, we had 418 registered holders of record of our common stock, par value $0.01 per share.

Dividends

We have not declared or paid any dividends on the shares of our common stock (or the ordinary shares from which the shares of our common stock were converted) since our inception and have no current plans to pay dividends on such shares of common stock in the foreseeable future.  In addition, we are a holding company and as a result, our ability to pay dividends is highly dependent on receipts of funds from our subsidiaries.  See Item 1A, Risk Factors, We operate as a holding company and our principal source of operating cash will be income received from our subsidiaries.

                The holders of our Series A Preferred Stock are entitled to receive dividends on the Series A Preferred Stock in the form of shares of our common stock.  On December 31, 2014, we approved a stock dividend of 10,050,290 shares of our common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares.  The dividend price was $22.85 (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) and the shares were issued on January 2, 2015 based upon the volume weighted average price of $23.16 on December 31, 2014.  In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends.  We are subject to certain restrictions in our Amended and Restated Credit Agreement and the indenture governing our senior notes which may prohibit or limit our ability to pay dividends.  Additionally, for so long as any shares of Series B Preferred Stock are outstanding, no dividend or distribution may be declared or paid or set aside for payment on all or substantially all the outstanding shares of any other series of preferred stock, other than the Series A Preferred Stock, or common stock without the prior vote or written consent of the holders of at least a majority of the shares of Series B Preferred Stock then outstanding, voting separately as a single class.  Finally, we may become subject to additional restrictions in any additional indebtedness we may incur, which may prohibit or limit our ability to pay dividends.

Item 6. Selected Financial Data

Platform’s Selected Consolidated Financial Information

The following table presents our selected consolidated historical financial data for us and our Predecessor as of the dates and for each of the periods indicated.  The selected consolidated historical data as of and for the year ended December 31, 2014, for the Successor 2013 Period, the Predecessor 2013 Period, the Predecessor 2012 Period,  and as of December 31, 2013 has been derived from our audited consolidated financial statements included in this Annual Report.  The selected consolidated historical data as of December 31, 2012 has been derived from the audited consolidated financial statements of our Predecessor.  The selected consolidated historical financial data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented.  The selected historical consolidated financial data included below and elsewhere in this Annual Report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.

(amounts in millions, except per share data)
Statement of Operations Data	Year Ended December 31, 2014		Period from Inception (April 23, 2013) to December 31, 2013		Period from January 1, 2013 to October 31, 2013		Year Ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)

Net sales	$843.2		$118.2		$627.7		$731.2
Gross profit	396.6		35.7		322.8		355.1
Operating profit (loss)	9.5	(1)	(195.6)	(2)	91.7	(3)	115.1
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares	(30.9)	(1)	(201.4)	(2)	26.5	(3)	71.0
Income tax benefit (expense)	6.7		5.8		(13.0)		(24.7)
Net (loss) income	(24.2)	(1)	(195.6)	(2)	13.5	(3)	46.3
Basic earnings per share	(1.94)	(1)	(2.10)	(2)	n/a		n/a
Diluted earnings per share	(1.94)	(1)	(2.10)	(2)	n/a		n/a

Balance Sheet Data	December 31, 2014		December 31, 2013				December 31, 2012
	(Successor)		(Successor)				(Predecessor)

Cash & cash equivalents	$397.3		$123.0				$143.4
Working capital (4)	1,335.8		263.8				246.4
Total assets	4,557.6		2,260.2				1,233.9
Total debt	1,415.9		752.3				720.6
Total equity	2,552.6		1,115.1				272.4

(1) Includes the following significant items related to the Acquisitions affecting comparability for the year ended December 31, 2014:

•	Purchase accounting adjustment of $35.5 million charged to cost of sales for the manufacturer’s profit in inventory adjustment;
•	Transaction related costs, primarily comprised of professional fees, of $47.8 million; and
•	Non-cash mark-to-market charge related to the contingent consideration in connection with the MacDermid acquisition of $29.1 million.

(2) Includes the following significant items related to the MacDermid Acquisition affecting comparability in the Successor 2013 Period:

•	Non-cash charge related to the preferred share dividend rights of the Founders entities of $172.0 million;
•	Purchase accounting adjustment of $23.9 million charged to cost of sales for the manufacturer’s profit in inventory adjustment; and
•	Transaction related costs, primarily comprised of professional fees, of $15.2 million.

(3)   Includes the following significant items related to the MacDermid Acquisition affecting comparability in the Predecessor 2013 Period:

•
Transaction related costs primarily for professional fees and fees paid to Predecessor shareholders resulting from management fees payable in conjunction with consummation of  the MacDermid Acquisition of $16.9 million; and

•	Deemed compensation expense related to pre-acquisition share awards of approximately $9.3 million.

(4)  Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition and results of operations during the period ended December 31, 2014, the Successor 2013 Period and each of the Predecessor 2013 Period and the Predecessor 2012 Period.  We did not own MacDermid for any of the Predecessor periods or for the entirety of the Successor 2013 Period.  Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.  This discussion should be read in conjunction with the section entitled “Financial Statements and Supplementary Data,” included in Part II, Item 8 of this Annual Report, and with the section entitled “Selected Financial Data” included in Part II, Item 6 of this Annual Report.

Overview

We are a global, diversified producer of high technology specialty chemical products and provider of technical services.  Our business involves the formulation of a broad range of specialty chemicals, created by blending raw materials through multi-step technological processes of formulating AIs into final agricultural products, which can be easily and safely used by growers in the field.  These specialty chemicals are sold into multiple industries, including agricultural, electronics, graphic arts, metal and plastic plating, and offshore oil production and drilling.

As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures.  To date, Platform has completed four acquisitions: the MacDermid Acquisition, on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014 and the Arysta Acquisition on February 13, 2015.

We were initially incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013 under the name “Platform Acquisition Holdings Limited.”  We were created for the purpose of acquiring a target company or business with an anticipated enterprise value of between $750 million and $2.50 billion.  We completed our Initial Public Offering in the United Kingdom on May 22, 2013, raising net proceeds of approximately $881 million and were listed on the London Stock Exchange.

Acquisitions

MacDermid Acquisition

On October 31, 2013, we completed the MacDermid Acquisition, pursuant to which we indirectly acquired substantially all of the equity of MacDermid Holdings which, at the time, owned 97% of MacDermid.  As a result, we became a holding company for the MacDermid business.  We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the 401K Plan. Concurrently with the closing of the MacDermid Acquisition, we changed our name to “Platform Specialty Products Corporation.”  On January 22, 2014, we completed the Domestication, changing our jurisdiction of incorporation from the British Virgin Islands to Delaware, and on January 23, 2014, our common stock began trading on the NYSE under the ticker symbol “PAH.”

The total consideration for the MacDermid Acquisition and the Exchange Agreement was approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation which consideration was paid  through a combination of both equity interests and cash.

Agriphar Acquisition

On October 1, 2014, we completed the Agriphar Acquisition.  Pursuant to the terms of the acquisition agreement, MacDermid Agricultural Solutions Holdings B.V. acquired 100% of the equity interests of Percival for a purchase price of approximately €300 million ($370 million) consisting of $350 million in cash, after certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock.

We financed the Agriphar Acquisition with proceeds from the Incremental Amendment and available cash on hand.

CAS Acquisition

On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, after certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock and the assumption of certain liabilities by Platform.

We financed the CAS Acquisition with a combination of available cash on hand and borrowings under an increase in term loans of approximately $389 million ($256 million of which is denominated in Euro), $60 million under our U.S. Dollar revolving credit facility and €55 million ($68.7 million) under our multicurrency revolving credit facility pursuant to our Amended and Restated Credit Agreement.

Arysta Acquisition

On February 13, 2015, we completed the Arysta Acquisition for approximately $3.57 billion, consisting of $2.93 billion in cash, subject to working capital and other adjustments, and $600 million of Platform’s Series B Preferred Stock issued to the Seller.

We financed the Arysta Acquisition with the proceeds from (1) available cash on hand, (2) the offering of $1.10 billion aggregate principal amount of 6.50% senior notes due 2022 denominated in U.S. dollars and €350 million aggregate principal amount of 6.00% senior notes due 2023 denominated in Euro, which offering was completed on February 2, 2015, and (3) additional borrowings of $500 million (less original issue discount of 1%) through an incremental term loan denominated in U.S. dollars, €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euro, and $160 million our increased U.S. dollar revolving credit facility.

Our Business

Our business involves the formulation of a broad range of specialty chemicals, which we create by blending raw materials through multi-step technological processes or formulating AIs into final agricultural products, which can be easily and safely used by growers in the fields.  These specialty chemicals encompass the products we sell to our customers in the agrochemical, electronics, metal and plastic plating, graphic arts, and offshore oil production and drilling industries.  We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.

We generate revenue through the manufacture and sale of our dynamic chemistries and by providing highly technical service to our customers through our extensive global network of specially trained service personnel.  Our personnel work closely with our customers to ensure that the chemical composition and function of our dynamic chemistries are maintained as intended.  As an example, a customer will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer’s circuit boards.  In addition to providing such product, a member of our professional service team would visit the customer’s manufacturing facilities on a regular basis to ensure that the process sold maintains the correct chemical balance and can be used effectively in the manner and for the purpose desired.

While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers and allow us to retain customers and maintain our market positions.

We manage our business in three operating segments: Performance Materials, Graphic Solutions and AgroSolutions.  The AgroSolutions segment was created during the fourth quarter of 2014 to manage our newly acquired agrochemical vertical, which now includes Agriphar’s, CAS’ and Arysta’s complementary businesses and which is expected to uniformly operate under the Arysta LifeScience brand.

Performance Materials – Our Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries.  We operate in the Americas, Asia and Europe.  Our products include surface and coating materials and water-based hydraulic control fluids. In conjunction with the sale of these products, we provide technical service and support when necessary to ensure superior performance of their application.  The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America.  To better serve customers in these markets, we have developed state-of- the-art facilities in São Paulo, Brazil and Suzhou, China.  We have approximately 600 personnel and four manufacturing facilities in Asia and remain focused on further increasing our presence in the region.

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

AgroSolutions – Our AgroSolutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality.  We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants, fungicides, herbicides, home applications (home and garden and ectoparasiticides), insecticides, miticides, plant growth regulators and seed treatments.  We refer to globally managed patented and proprietary off-patent fungicides, herbicides, and insecticides as our value-added portfolio, or GVAP.  Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off patent AIs that complement our principal product lines.

Our operating segments include significant foreign operations.  There are certain risks associated with our foreign operations. See Part I, Item 1A.—Risk Factors—“Our substantial international operations subject us to risks not faced by domestic competitors.”

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

The AgroSolutions segment is supported by strong global fundamentals such as the need to feed a growing population, with limited land and competition from biofuels, in addition to a change in dietary standards in emerging markets, that create a critical need to increase yields, which is accomplished through the use of agrochemicals, including seed treatment, to protect the crop, and biosolutions offerings (especially biostimulants and innovative nutrition), among other technologies, for crop enhancement.

Despite strong macro trends for the industry, net sales in future periods can depend, among other factors, on commodity prices, climate conditions and the development of new technologies, such as GM seeds, that can partially substitute the need for agrochemicals.

Foreign Currency Exposure

For the year ended December 31, 2014, 70% of net sales were denominated in currencies other than the U.S. Dollar - predominantly the Euro, British Pound Sterling, Chinese Yuan, Brazilian Real and Hong Kong Dollar.  For the Successor 2013 Period and the Predecessor 2013 Period, approximately 68% and 67%, respectively, of net sales, were denominated in currencies other than the U.S. Dollar.  For the Predecessor 2012 Period, approximately 67% of net sales were denominated in currencies other than the U.S. Dollar. Except for hedging exchange risk related to acquisitions, generally we have not utilized currency hedges to mitigate exchange rate risk between the U.S. Dollar and the foreign currencies of our operations other than with respect to the British Pound Sterling. Therefore, our financial performance may be positively or negatively impacted by changes in foreign exchange rates in any given reporting period. However, as we continue to expand our international presence through acquisitions, we continue to review a full range of options focused on mitigating foreign currency exchange rate risk.  For most currencies, we are a net receiver of the foreign currency and therefore we benefit from a weaker U.S. Dollar and are adversely affected by a stronger U.S. Dollar relative to the foreign currency.

For the year ended December 31, 2014, net sales were unfavorably impacted by approximately $3.4 million as the U.S. Dollar strengthened against most foreign currencies, and especially the Brazil Real, British Pound Sterling and Euro when compared to 2013.

For the Successor 2013 Period and the Predecessor 2013 Periods, net sales were negatively impacted as the U.S. Dollar strengthened against the Brazil Real, British Pound Sterling and Euro when compared to 2012.  However, the absolute impact on the Successor and Predecessor 2013 Period net sales was not material.

For the Predecessor 2012 Period, net sales were negatively impacted as the U.S. Dollar strengthened against the Brazil Real, British Pound Sterling and Euro when compared to 2011.  However, the absolute impact on 2012 net sales was not material.

The majority of Agriphar’s, CAS’ and Arysta’s net sales are denominated in currencies other than the U.S. Dollar. Therefore, changes in foreign exchange rates in any given reporting period may positively or negatively impact their respective financial performance.

Results of Operations

The following table summarizes the results of operations for the year ended December 31, 2014 and for the Successor 2013 Period, as well as the Predecessor 2013 and 2012 Periods:

(amounts in millions)	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,	Year Ended December 31,
	2014	2013	2013	2012
	Successor	Successor	Predecessor	Predecessor

Net sales	$843.2	$118.2	$627.7	$731.2
Cost of sales	446.6	82.5	304.9	376.1
Gross profit	396.6	35.7	322.8	355.1

Operating expenses:
Selling, technical, general and administrative	357.9	54.5	207.6	214.6
Non-cash charge related to preferred stock dividend rights	-	172.0	-	-
Research and development	26.2	4.0	19.9	25.1
Restructuring	3.0	0.8	3.6	0.3
Total operating expenses	387.1	231.3	231.1	240.0

Operating profit (loss)	9.5	(195.6)	91.7	115.1

Other (expense) income:
Interest, net	(37.9)	(5.4)	(45.9)	(49.1)
Loss on extinguishment of debt	-	-	(18.8)	-
Other (expense) income, net	(2.5)	(0.4)	(0.5)	5.0
Total other expense	(40.4)	(5.8)	(65.2)	(44.1)
(Loss) income before income taxes, non-controlling interest and dividends on preferred shares	(30.9)	(201.4)	26.5	71.0
Income tax benefit (provision)	6.7	5.8	(13.0)	(24.7)
Net (loss) income	(24.2)	(195.6)	13.5	46.3
Net loss (income) attributable to the non-controlling interest	(5.7)	1.4	(0.3)	(0.3)
Net (loss) income attributable to shareholders	(29.9)	(194.2)	13.2	46.0
Accrued stock dividend on cumulative
Founder's preferred shares	(232.7)	-	-	-
Accrued payment-in-kind dividend on cumulative preferred shares	-	-	(22.4)	(44.6)
Net (loss) income attributable to common shares	$(262.6)	$(194.2)	$(9.2)	$1.4

Year Ended December 31, 2014 Compared to Successor 2013 Period (Inception (April 23, 2013) through December 31, 2013) and Predecessor 2013 Period (January 1, 2013 through October 31, 2013)

Net Sales

Net sales totaled $843 million for the year ended December 31, 2014, compared to net sales of $118 million for the Successor 2013 Period and $628 million for the Predecessor 2013 Period.  Net sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, compared to two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period, as well as $26.1 million and $61.9 million of sales generated through the Agriphar and CAS Acquisitions, which were completed on October 1, 2014 and November 3, 2014, respectively.  Sales were unfavorably impacted by $3.4 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2014 compared to the Successor and Predecessor 2013 Periods.  Net sales of products that we have identified as new products, which represent opportunities to enter markets adjacent to those we currently serve, were $90.3 million for the year ended December 31, 2014 compared to $11.2 million for the Successor 2013 Period and $65.6 million for the Predecessor 2013 Period.

Net sales in the Performance Materials segment totaled $589 million for the year ended December 31, 2014, compared to net sales of $92.6 million for the Successor 2013 Period and $482 million for the Predecessor 2013 Period.  Net sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, compared to two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period.  Electronic product sales increased in Asia, core industrial and film product sales increased in the Americas and Europe, as well as offshore fluids primarily in Europe.

Net sales in the Graphic Solutions segment sales totaled $166 million for the year ended December 31, 2014, compared to net sales of $25.6 million for the Successor 2013 Period and $146 million for the Predecessor 2013 Period.  As with the Performance Materials segment, net sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, compared to two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period.  The decrease in net sales is primarily attributable to lower demand for newspaper plating products partially offset by higher sales volume in packaging products primarily in Europe.

During the fourth quarter of 2014, we created a new operating segment, AgroSolutions, which includes Agriphar’s and CAS’s complementary businesses, as well as certain subsequently acquired businesses of Arysta.  The AgroSolutions segment reported sales of $88.0 million for the year ended December 31, 2014, representing partial year sales from the Agriphar and CAS Acquisitions completed on October 1, 2014 and November 3, 2014, respectively.

By region, for the Performance Materials and Graphic Solutions segments, net sales from the Americas, Asia and Europe were $272 million, $214 million and $269 million for the year ended December 31, 2014 compared to $42.7 million, $34.6 million and $41.0 million in the Successor 2013 Period and $237 million, $177 million and $214 million in the Predecessor 2013 Periods, respectively.  Net sales were lower in the Americas in 2014 primarily from an unfavorable foreign currency impact of approximately $5.4 million in addition to lower newspaper plating product sales volume.  In the Asia region, net sales increased $2.8 million in 2014 which was due to continued strong demand for our electronics products but was partially offset by lower sales volume in core film products and an unfavorable foreign currency impact of approximately $2.8 million.  European sales increased by $13.9 million in 2014 which was largely driven by favorable currency impacts of approximately $6.1 million in addition to higher sales volume of core industrial and film products and offshore fluids in the Performance Materials segment in addition to packaging products in the Graphic Solutions segment.

 Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the year ended December 31, 2014 compared to the Successor 2013 Period and the Predecessor 2013 Period.

Cost of Sales

Cost of sales totaled $447 million (53.0% of net sales) for the year ended December 31, 2014, compared to $82.5 million (69.8% of net sales) for the Successor 2013 Period and $305 million (48.6% of net sales) for the Predecessor 2013 Period.  Cost of sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, versus two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period as well as $28.5 million and $48.3 million of incremental cost of sales from the Agriphar and CAS Acquisitions, which were completed on October 1, 2014 and November 3, 2014, respectively.  For the year ended December 31, 2014 and the Successor 2013 Period, cost of sales includes $35.5 million and $23.9 million of charges, respectively, related to the elimination of manufacturer’s profit in inventory charged to cost of sales resulting from purchase accounting fair value adjustments to inventory associated with our acquisitions.  Excluding these charges, cost of sales as a percentage of net sales for the year ended December 31, 2014 and the Successor 2013 period was 48.8% and 49.6%, respectively.

Gross Profit

For the year ended December 31, 2014, gross profit totaled $397 million (47.0% gross margin), compared to $35.7 million (30.2% gross margin) for the Successor 2013 period and $323 million (51.4% gross margin) for the Predecessor 2013 Period.  The Agriphar and CAS acquisitions accounted for $11.2 million of the year over year increase.  For the year ended December 31, 2014 and the Successor 2013 Period, gross profit includes $35.5 million and $23.9 million of charges, respectively, related to the elimination of manufacturer’s profit resulting from the step-up of inventory related to the Acquisitions.  Excluding the inventory charges, gross margin was 51.3% and 50.4% for the year ended December 31, 2014 and the Successor 2013 Period.  Gross profit for the year ended December 31, 2014 was unfavorably impacted by $1.8 million due to the increase in value of the U.S. Dollar.  The primary driver of the higher gross profit for the year ended 2014 was more sales in higher margin electronic products in Asia and industrial products and offshore fluids in Europe from our Performance Materials segment.  Changes in the average selling price of products did not have a material impact on gross profit for the year ended December 31, 2014 compared to the Successor and Predecessor Periods.

Non-Cash Charges related to Preferred Stock Dividend Rights

The Series A Preferred Stock issued by Platform has dividend rights that were triggered upon the successful close of the MacDermid Acquisition.  On December 31, 2014, we approved a stock dividend of 10,050,290 shares of our common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares.  The dividend price was $22.85 (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) and the shares were issued on January 2, 2015 based upon the volume weighted average price of $23.16 on December 31, 2014.  In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends.  Shares of the Series A Preferred Stock will be automatically converted into shares of our common stock on a one for one basis (i) in the event of a change of control of Platform following an acquisition or (ii) upon the last day of the seventh full financial year following the completion of the MacDermid Acquisition, being December 31, 2020 (extendable by our Board for three additional years).  Each share of Series A Preferred Stock is convertible into one share of our common stock at the option of the holder until December 31, 2020 and has certain voting rights.  We recognized a non-cash charge during the Successor 2013 Period related to the fair value of the preferred dividend rights of $172 million upon the completion of the MacDermid Acquisition.  The fair value of the preferred dividend rights was measured based on significant inputs not observable in the market (Level 3 inputs).  Key assumptions included the fair value of our common stock and an assumption of volatility.  The fair value was calculated using a Monte-Carlo simulation.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense totaled $357.9 million (42.4% of net sales) for the year ended December 31, 2014, compared to $54.5 million (46.1% of net sales) for the Successor 2013 Period and $207.6 million (33.1% of sales) for the Predecessor 2013 Period.  The Agriphar Acquisition and CAS Acquisition, collectively, accounted for $30.0 million of the year over year increase.  The 2014 selling, technical, general and administrative total includes $47.8 million of acquisition-related costs primarily comprised of professional costs, compared to $15.2 million for the Successor 2013 Period and $16.9 million for the Predecessor 2013 Period.  Selling, technical, general and administrative expense for the year ended December 31, 2014 also includes $29.1 million related to the fair value adjustment of the long-term contingent consideration liability related to the MacDermid Acquisition, compared to income of $0.7 million realized during the Successor 2013 Period.  The Predecessor 2013 Period includes $9.3 million of compensation expense related to the recognition of legacy MacDermid Class C Junior share costs.  Selling, technical, general and administrative costs, net of acquisition-related charges (including Class C Junior share compensation expense and the contingent consideration adjustment but excluding incremental amortization expense in connection with the Acquisitions), represent 33.3%, 33.8% and 28.9% of net sales for the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, respectively.

Research and Development Expense

Research and development expense for the year ended December 31, 2014 totaled $26.2 million (3.1% of net sales), compared to $4.0 million (3.4% of net sales) for the Successor 2013 Period and $19.9 million (3.2% of net sales) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions accounted for $2.1 million of the year over year increase.

Operating Profit

For the year ended December 31, 2014, operating profit was $9.5 million (1.1% of net sales), compared to operating loss of $196 million (165.5% of net sales) for the Successor 2013 period and operating profit of $91.7 million (14.6% of net sales) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions reported operating losses of $22.4 million.  For the year ended December 31, 2014, operating profit was unfavorably impacted by the manufacturers profit in inventory adjustment of $35.5 million, transaction related costs of $47.8 million and a non-cash adjustment to the long term contingent consideration of $29.1 million. Excluding these acquisition-related expenses, operating profit as a percentage of sales was 14.4% in 2014.

Operating profit for the Performance Materials segment for the year ended December 31, 2014 totaled $46.3 million, compared to operating loss of $109 million for the Successor 2013 Period and operating profit of $73.5 million for the Predecessor 2013 Period.  Operating loss for the Graphic Solutions segment for the year ended December 31, 2014 totaled $14.4 million, compared to operating loss of $86.6 million for the Successor 2013 Period and $18.2 million for the Predecessor 2013 Period.  Excluding acquisition-related costs and a 50% allocation of corporate expenses, operating profit in the Performance Materials segment increased primarily due to higher sales volume on electronics industry products sold in Asia and core industrial and film products sold in Europe. Operating profit decreased in the Graphic Solutions segment, excluding acquisition-related costs and a 50% allocation of corporate expenses, primarily due to the lower sales volume of newspaper plating products.

Operating loss for the AgroSolutions segment for the year ended December 31, 2014 totaled $22.4 million, and included acquisition-related costs of $23.5 million related to the elimination of manufacturer’s profit in inventory charged to cost of sales resulting from purchase accounting fair value adjustments, as well $38.1 million of transaction related costs primarily comprised of professional fees.

Restructuring Expense

Restructuring expense for the year ended December 31, 2014 totaled $3.0 million (0.4% of net sales) compared to $0.8 million (0.6% of net sales) for the Successor 2013 Period and $3.6 million (0.6% of net sales) for the Predecessor 2013 Period.  Restructuring actions initiated during the year ended December 31, 2014 and the Successor 2013 Period represent several small initiatives aimed at cost reduction opportunities.  The actions initiated during the Predecessor 2013 Period primarily included expenses related to the elimination of certain positions within the Graphic Solutions segment in the Americas.

Interest Expense, net

Net interest expense for the year ended December 31, 2014 totaled $37.9 million (4.5% of net sales), compared to $5.4 million (4.6% of net sales) for the Successor 2013 Period and $45.9 million (7.3% of net sales) for the Predecessor 2013 Period.  Net interest expense for the year ended December 31, 2014 consists primarily of interest on the first lien secured credit facility of $30.4 million, representing 12 months of activity versus two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period, and interest on term loans in support of our acquisition activity of $5.5 million.  The net interest expense recorded during the Successor 2013 Period represents interest, inclusive of amortization of deferred financing fees, on the first lien credit facility assumed in the MacDermid Acquisition.

Loss on Extinguishment of Debt

In the Predecessor 2013 Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes.  This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.  No similar losses were recorded during the year ended December 31, 2014 or Successor 2013 Period.

Other (Expense) Income, net

Net other expense for the year ended December 31, 2014 totaled $2.5 million (0.3% of net sales), compared to net other expense of $0.4 million (0.4% of net sales) for the Successor 2013 Period and net other expense of $0.5 million (0.1% of net sales) for the Predecessor 2013 Period.  For the year ended December 31, 2014, other expense consisted primarily of net foreign exchange losses of $3.0 million.  For the Successor 2013 Period, other expense consisted primarily of net foreign exchange losses of $0.6 million.  For the Predecessor 2013 Period, other expense consisted primarily of net losses on derivative contracts of $0.4 million.

Income Tax (Benefit) Expense

Income tax benefit for the year ended December 31, 2014 totaled $6.7 million, compared to an income tax benefit of $5.8 million for the Successor 2013 Period, and an income tax expense of $13.0 million for the Predecessor 2013 Period.  We are a U.S. based company with a statutory income tax rate of 35%.  We operate in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate.  For the year ended December 31, 2014, our effective tax rate was a 21.7% income tax benefit on a pre-tax loss of $30.9 million.  The effective tax rate was positively impacted by a $3.7 million adjustment to permanently reinvested earnings and $7.7 million of foreign taxes at rates different from the U.S. statutory rate.  The effective tax rate was negatively impacted by non-deductible purchase price contingency costs of $6.6 million, non-deductible transaction related costs of $6.5 million and $1.5 million for a change in uncertain tax positions.  For the Successor 2013 Period, our effective tax rate was a 2.89% income tax benefit on pre-tax losses of $201.4 million.  The effective tax rate was negatively impacted by the non-deductible charge related to preferred stock dividend rights of $60.2 million and non-deductible transaction related costs of $4.2 million.  For the Predecessor 2013 Period, MacDermid’s effective tax rate was a 49.0% income tax expense on pre-tax income of $26.5 million.  The effective tax rate was negatively impacted by non-deductible transaction related costs of $1.9 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $3.6 million.

Successor 2013 Period (Inception (April 23, 2013) through December 31, 2013)

Net Sales

Net sales for the Successor 2013 Period were $118 million which were comprised of global sales from our Performance Materials and Graphic Solutions segments of $92.6 million and $25.6 million, respectively.  Net sales of products that we have identified as new products, which represent opportunities to enter markets adjacent to those we currently serve, were $11.2 million for the Successor 2013 Period.

For the Successor 2013 Period, net sales in the Americas were $42.7 million. In Europe and Asia, net sales were $41.0 million and $34.6 million, respectively, for the Successor 2013 Period.

Changes in our product mix and the average selling prices of products did not have a material impact on net sales for the Successor 2013 Period.

Gross Profit

For the Successor 2013 Period, gross profit was $35.7 million and gross margin was 30.2%.  The largest driver of the decrease in the gross margin as compared to the Predecessor 2013 and 2012 Periods was a $23.9 million charge to cost of sales for the recognition of two-thirds of the inventory step up in connection with the MacDermid Acquisition.  Excluding this charge, our gross margin was 50.4%. Changes in the product mix and the average selling prices of products did not have a material impact on gross profit for the Successor 2013 Period.

Non-Cash Charges related to Preferred Stock Dividend Rights

The Series A Preferred Stock issued by Platform had dividend rights that were triggered upon the successful close of the MacDermid Acquisition.  We recognized a non-cash charge related to the fair value of preferred dividend rights of $172 million.  The fair value of the preferred dividend rights was measured based on significant inputs not observable in the market (Level 3 inputs).  Key assumptions included the fair value of our common stock and an assumption of volatility.  The fair value was calculated using a Monte-Carlo simulation.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense was $54.5 million for the Successor 2013 Period. As a percentage of net sales, selling, technical, general and administrative expense was 46.1% for the Successor 2013 Period.  Such expenses were higher than the Predecessor 2013 and 2012 Periods due primarily to acquisition-related charges of $15.2 million for professional fees in addition to incremental amortization expense on newly valued intangible assets.

Research and Development Expense

Research and development expense for the Successor 2013 Period was $4.0 million and was the result of additional investments made to support certain strategic projects.  As a percentage of net sales, research and development expense was 3.4% for the Successor 2013 Period.

Operating Loss

Operating losses for the Performance Materials segment and the Graphic Solutions segment for the Successor 2013 Period were approximately $109 million and $86.6 million, respectively.  The operating losses were due to the segment allocation of adjustments recorded in connection with the MacDermid Acquisition.

Restructuring Expense

Restructuring expense for the Successor 2013 Period was $0.8 million and was comprised of several small restructuring initiatives in an effort to achieve cost savings.

Interest Expense, net

Net interest expense for the Successor 2013 Period was $5.4 million and primarily represents interest, inclusive of amortization of deferred financing fees, on the first lien credit facility assumed in the MacDermid Acquisition of $5.5 million net of interest income.

Other (Expense) Income, net

Other expense for the Successor 2013 Period was $0.4 million due primarily to foreign exchange losses.

Income Tax Benefit

For the Successor 2013 Period, we recorded an income tax benefit of $5.8 million.  Our effective tax rate was 2.89% income tax benefit on pre-tax losses of $201.4 million.  The effective tax rate was negatively impacted by the non-deductible charge related to preferred stock dividend rights of $60.2 million and non-deductible transaction related costs of $4.2 million.

Predecessor 2013 Period (January 1, 2013 through October 31, 2013)

           The following discussion and analysis compares the operating results of the Predecessor for the period January 1, 2013 to October 31, 2013, which we refer to as the Predecessor 2013 Period, to the year ended December 31, 2012.

Net Sales

MacDermid’s net sales decreased in the Predecessor 2013 Period by $103.5 million, or 14.2%, as compared to the Predecessor 2012 Period.  The decrease in net sales was primarily attributable to comparing operating results for a 10-month period to a period consisting of a full twelve months.  Net sales of products that MacDermid has identified as new products, which represent opportunities to enter markets adjacent to those it currently serves, was $65.6 million for the Predecessor 2013 Period, compared to $66.7 million for the Predecessor 2012 Period.

Net sales in the Performance Materials segment decreased by $77.7 million, or 13.9%, as compared to the Predecessor 2012 Period.  The decrease in net sales was primarily attributable to comparing operating results for a ten month period to one consisting of a full twelve months.  Net sales in the Graphic Solutions segment decreased by $25.8 million, or 15.0%, as compared to the Predecessor 2012 Period.  The decrease in net sales was primarily attributable to comparing operating results for a 10-month period to a period consisting of a full 12 months.

For the Predecessor 2013 Period, net sales in the Americas were $237 million. In Europe and Asia, net sales were $214 million and $177 million, respectively, for the Predecessor 2013 Period.

Changes in the average selling prices of MacDermid’s products did not have a material impact on net sales for the Predecessor 2013 Period compared to the Predecessor 2012 Period.

Gross Profit

Gross profit decreased in the Predecessor 2013 Period by $32.2 million, or 9.1%, as compared to the Predecessor 2012 Period.  The decrease in gross profit was primarily attributable to comparing operating results for a ten month period to a period consisting of a full twelve months.  Despite lower gross profit, the gross margin of 51.4% in the Predecessor 2013 Period represented an increase of 280 basis points as compared to the Predecessor 2012 Period gross margin of 48.6% primarily due to favorable changes in product mix.

Selling, Technical, General and Administrative Expense

Selling, technical, general and administrative expense decreased in the Predecessor 2013 Period by $7.1 million, or 3.3%, as compared to the Predecessor 2012 Period.  The decrease in selling, technical, general and administrative was primarily attributable to comparing operating results for a 10-month period to a period consisting of a full twelve months.  As a percentage of net sales, selling, technical, general and administrative expense was 33.1% and 29.4% for the Predecessor 2013 Period and the Predecessor 2012 Period, respectively.  The Predecessor 2013 Period includes $16.9 million of acquisition-related costs primarily comprised of professional fees in addition to compensation expense of $9.3 million associated with recognition of legacy MacDermid Class C Junior shares representing 100% of expense for the vested shares due to the MacDermid Acquisition being sufficiently probable.  Excluding these charges, selling, technical, general and administrative expense as a percentage of sales was 29.0%.

Research and Development Expense

Research and development expense decreased in the Predecessor 2013 Period by $5.2 million, or 20.6%, as compared to the year Predecessor 2012 Period.  The decrease in research and development expense was primarily attributable to comparing operating results for a 10-month period to a period consisting of a full twelve months.  As a percentage of net sales, research and development expense was 3.2% and 3.4% for the Predecessor 2013 Period and the Predecessor 2012 Period, respectively.  The slight decrease was due to higher investments made to support certain strategic projects for the Predecessor 2012 Period that were non-recurring in the Predecessor 2013 Period.

Operating Profit

Operating profit for the Performance Materials segment in the Predecessor 2013 Period decreased by $8.5 million, or 10.4%, as compared to the Predecessor 2012 Period.  The decrease in operating profit was primarily attributable to the allocation of approximately $13.0 million of acquisition-related costs as previously discussed in addition to comparing operating results for a ten month period to one consisting of a full twelve months.  Partially offsetting these decreases were increases from higher sales of offshore industry products and higher margins on industrial products sold in the United States and electronics industry products sold in Asia.

Operating profit for the Graphic Solutions segment in the Predecessor 2013 Period decreased by $14.8 million, or 45.0%, as compared to the Predecessor 2012 Period.  The decrease in operating profit was primarily attributable to the allocation of approximately $13.0 million of acquisition-related costs as previously discussed in addition to comparing operating results for a ten month period to a period consisting of a full twelve months.  Partially offsetting these decreases were increases in operating profit from higher net sales in the Americas and Europe, as discussed above, and the continued market share gains related to new and higher margin products.

Restructuring Expense

Restructuring expense increased in the Predecessor 2013 Period by $3.3 million as compared to the Predecessor 2012 Period. The primary driver of the increase was $2.2 million of restructuring charges related to the elimination of certain positions in the Graphic Solutions segment in the Americas and $0.7 million related to the elimination of certain positions in the Performance Materials segment in Europe.  MacDermid anticipates that these headcount reductions will have annual cash cost savings of approximately $3.4 million going forward.  Actual cash cost savings to be realized depend on the timing of payments and many other factors, some of which are beyond MacDermid’s control, and could differ materially from its estimates.  MacDermid anticipates recognizing the estimated cash cost savings once all payments have been finalized related to these restructuring initiatives.

Interest Expense, net

Net interest expense decreased in the Predecessor 2013 Period by $3.2 million, or 6.5%, as compared to the Predecessor 2012 Period.  The decrease in interest expense was primarily attributable to comparing operating results for a 10-month period to a period consisting of a full twelve months.  Partially offsetting the favorable impact due to the lower number of months of operations included in each period were higher debt balances outstanding in the Predecessor 2013 Period.

Loss on Extinguishment of Debt

In the Predecessor 2013 Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes.  This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.

Other (Expense) Income, net

The Predecessor 2013 Period included net other expense of $0.6 million compared to net other income of $5.0 million for the Predecessor 2012 Period.  The primary components of net other expense in the Predecessor 2013 Period were foreign currency exchange losses of $1.4 million, partially offset by a remeasurement gain of $1.1 million on Euro denominated debt, due to the fluctuation of the Euro compared to the U.S. Dollar.  The primary components of net other income for the Predecessor 2012 Period were a remeasurement gain of $8.4 million on foreign currency denominated intercompany loans, partially offset by a remeasurement loss of $2.7 million on Euro denominated debt and foreign exchange losses of $1.1 million.

Income Tax Expense

 Income tax expense was $13.0 million in the Predecessor 2013 Period compared to $24.7 million for the Predecessor 2012 Period.  For the Predecessor 2013 Period and the Predecessor 2012 Period, MacDermid’s effective tax rate was 49.0% and 34.8%, respectively.  The effective tax rate for the Predecessor 2013 Period was increased by non-deductible transaction related costs of $1.9 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $3.6 million.  MacDermid is a U.S. based company with a statutory income tax rate of 35%.  MacDermid operates in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate.  The effective tax rate for the Predecessor 2012 Period was impacted by the imposition of foreign taxes at different tax rates of $11.6 million, an increase in uncertain tax positions of $5.7 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $6.9 million.

Liquidity and Capital Resources

Our primary sources of liquidity during the year ended December 31, 2014 were cash raised from the May Private Placement, the October/November Private Placement, the Warrant Exchange Offer, the Public Offering, proceeds from additional borrowings and available cash generated from operations.  Our primary uses of cash and cash equivalents are raw material purchases, salary expenses, acquisitions, capital expenditures and debt service obligations.  We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months.  Future acquisitions, however, may require utilization of our revolving credit facility as well as future debt and equity offerings.  At December 31, 2014 and 2013, we had $397 million and $123 million in cash and cash equivalents, respectively, in addition to availability under our line of credit of $173 million at December 31, 2014.

Of our $397 million and $123 million of cash and cash equivalents at December 31, 2014 and 2013, respectively, $130 million and $41.5 million was held by our foreign subsidiaries.  The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations.  The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries.  However, these laws are not likely to impact our liquidity in any material way.  The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements.  In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law.  As of December 31, 2014 and 2013, we had the ability to repatriate $5.9 million and $10.3 million, respectively, at our discretion from the foreign subsidiaries and branches while the remaining balance of $125 million and $31.2 million, respectively, was held at subsidiaries in which earnings are considered permanently reinvested.  Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions.  If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.

On February 13, 2015, we completed the Arysta Acquisition for approximately $3.57 billion, consisting of $2.93 billion in cash, subject to working capital and other adjustments, and $600 million of Platform’s Series B Preferred Stock issued to the Seller.  The Series B Preferred Stock may be converted into a maximum of 22,107,590 shares of our common stock.  To the extent that the aggregate value of such 22,107,590 shares of common stock is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform as additional purchase price.

In connection with the Arysta Acquisition, we borrowed $500 million and €83.0 million under the New Tranche B-2 Term Loans and $160 million under our Revolving Credit facility.  In addition, on February 2, 2015, we completed the private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023.  Interest will be payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated ($ in millions):

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,	Year Ended December 31,
	2014	2013	2013	2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
(amounts in millions)
Cash and cash equivalents, beginning of the period	$123.0	$-	$143.4	$113.5

Cash provided by operating activities	98.2	7.5	56.0	75.2
Cash used in investing activities	(1,982.7)	(920.3)	(7.8)	(18.3)
Cash provided by (used in) financing activities	2,168.9	1,035.7	(104.3)	(27.2)
Exchange rate impact on cash and cash equivalents	(10.1)	0.1	(0.2)	0.2

Cash and cash equivalents, end of the period	$397.3	$123.0	$87.1	$143.4

Year Ended December 31, 2014 Compared to Successor 2013 Period (Inception (April 23, 2013) through December 31, 2013) and Predecessor 2013 Period (January 1, 2013 through October 31, 2013)

Operating Activities

For the year ended December 31, 2014, we generated cash flows from operating activities of $98.2 million, compared to $7.5 million in cash for the Successor 2013 Period and $56.0 million in cash for the Predecessor 2013 Period.  The increase in cash flows provided by operations, for the year ended December 31, 2014 is primarily due to an improvement in certain working capital balances (inclusive of accounts receivable, inventory and accounts payable) of $19.1 million and $40.7 million when compared to the Successor and Predecessor 2013 periods, respectively.  These changes were mainly due to a reduction in inventory in Latin America from strong sales in the fourth quarter, in addition to increased cash collections mostly in Europe.  Additionally, depreciation and amortization were significantly higher than the Successor and Predecessor 2013 Periods, partially offset by a higher deferred income tax benefit.  In 2014, a non-cash adjustment to the long-term contingent liability of $29.1 million was also recorded due to the achievement of the share price targets during the year.

The Company’s management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable.  We calculate DSO by dividing the product of 360 and our accounts receivable balance by our annualized net sales.  DSO was 75 days at December 31, 2014 and 73 days at December 31, 2013.  The increase in DSO was caused, in part, by the Agriphar and CAS Acquisitions, which increased our accounts receivable balance by $208 million on the acquisition date.

The Company’s management also uses days-in-inventory, or DII, to calculate the efficiency at realizing inventories.  We calculate DII by dividing the product of 360 and our inventory balance, net of reserves, by our annualized cost of sales, excluding intercompany sales.  At December 31, 2014 and 2013, DII was 81 days and 88 days, respectively.  The Agriphar and CAS Acquisitions increased our inventory balance by $171 million on the acquisition date.  At December 31, 2014, net inventory included a fair value adjustment of $22.0 million, as $35.5 million was recognized in our Consolidated Statement of Operations for the year ended December 31, 2014.  As of December 31, 2013, net inventory included a fair value adjustment of $12.0 million, as $23.9 million was recognized in our Consolidated Statement of Operations in connection with the MacDermid Acquisition.  Our products generally have shelf lives that exceed one year.

Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2014 was $1.98 billion, compared to $920 million for the Successor 2013 Period and $7.8 million for the Predecessor 2013 Period.  During 2014, we used net cash of $1.36 billion to fund acquisitions, compared to net cash of $922 million used during the Successor 2013 Period to fund the MacDermid Acquisition.  Additionally, we deposited $600 million of cash into an escrow account restricted to fund the Arysta Acquisition.  Capital expenditures totaled $18.5 million (exclusive of $2.4 million of accrued capital expenditures), compared to $2.3 million for the Successor 2013 Period and $8.9 million for the Predecessor 2013 Period.  During 2014, we incurred approximately $8.3 million in software consulting and hardware costs for system integration project in connection with the CAS acquisition.  Approximately $2.4 million of these costs were not yet paid and included in accounts payable and accrued liabilities at December 31, 2014.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2014 were $2.17 billion, compared to cash generated of $1.04 billion for the Successor 2013 Period and cash used of $104 million for the Predecessor 2013 Period.  During 2014, the cash was generated from net proceeds received from the issuance of share of common stock totaling $1.51 billion and net proceeds from term loans related to our acquisitions totaling $679 million.  During the Successor 2013 Period, the cash was generated from proceeds received from the issuance of common stock, preferred shares and warrants.  During the Predecessor 2013 Period, borrowings totaled $1.10 billion (net of debt discounts of $5.5 million) which were used primarily to (1) pay off tranche B and tranche C terms loans of approximately $380 million, (2) pay off senior subordinated notes of approximately $355 million (inclusive of a call premium payment), (3) repurchase approximately $270 million of outstanding Series A Preferred Stock, (4) pay accumulated dividends on the Series A Preferred Stock of approximately $230 million and (5) pay $13.6 million of financing costs. Additionally, an advance of $33.3 million was sent by Platform Acquisition Holdings Limited and received by MacDermid prior to the MacDermid Acquisition.

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

Predecessor 2013 Period (January 1, 2013 through October 31, 2013)

Operating Activities

During the Predecessor 2013 Period, we generated cash from operating activities of $56.0 million which was primarily comprised of net income of $13.5 million, adjusted for depreciation and amortization of $32.8 million, and $18.8 million related to the loss on extinguishment of debt partially offset by unfavorable changes in working capital of $13.6 million.

Investing Activities

During the Predecessor 2013 Period, we used cash from investing activities of $7.8 million primarily for the purchase of capital expenditures of $8.9 million.

Financing Activities

During the Predecessor 2013 Period, we used cash from financing activities of approximately $104 million as borrowings of $1.10 billion (net of debt discounts of $5.5 million) were used primarily to (1) pay off tranche B and tranche C terms loans of approximately $380 million, (2) pay off  senior subordinated notes of approximately $355 million (inclusive of a call premium payment), (3) repurchase approximately $270 million of outstanding Series A preferred Stock, (4) pay accumulated dividends on the Series A Preferred Stock of approximately $230 million and (5) pay $13.6 million of financing costs. Additionally, an advance of $33.3 million was sent by Platform Acquisition Holdings Limited and received by MacDermid prior to the MacDermid Acquisition.

Financial Borrowings

Credit Facilities

As of October 30, 2013, we became party to an Amended and Restated Credit Agreement consisting of (i) a $755 million First Lien Credit Facility and (ii) a $50.0 million Revolving Credit Facility.  A portion of our revolving credit facility not in excess of $15.0 million is available for the issuance of letters of credit.  As of December 31, 2014, we had approximately $744 million of indebtedness outstanding under our First Lien Credit Facility and there were no borrowings under our revolving credit facility, other than stand-by letters of credit issued in the amount of $1.0 million which reduce the borrowings available under our revolving credit facility.

On October 1, 2014, we and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender entered into the Incremental Amendment to the Second Amended and Restated Credit Agreement for an increase in the Term Loan Facility of the Second Amended and Restated Credit Agreement in an aggregate principal amount of $300 million.  Except as set forth in the Incremental Amendment, such USD Incremental Loans have identical terms as the existing Tranche B Term Loans and are otherwise subject to the provisions of the Second Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.

Upon closing of the CAS Acquisition on November 3, 2014, the Further Amendments became effective pursuant to Amendment No. 2, and the Borrowers (i) borrowed the New Tranche B Term Loans in an aggregate principal amount of $130 million through an increase in Platform’s existing tranche B term loan facility, (ii) Platform’s existing U.S. Dollar revolving credit facility was increased by $62.5 million to $87.5 million and (iii) Platform’s existing multicurrency revolving credit facility was increased by $62.5 million to $87.5 million.  On the date of the CAS Acquisition, the Borrowers borrowed $60 million and €55 million pursuant to the U.S. Dollar revolving credit facility and the multi-currency revolving credit facility, respectively, which were settled by December 31, 2014.  In addition, new Euro Tranche Term Loans denominated in Euro in an aggregate amount of €205 million were borrowed by MAS Holdings and NAIP, serving as a United States co-borrower.  Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement, certain foreign subsidiaries of the Borrowers, MAS Holdings and NAIP became guarantors under the Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loans and/or other loans incurred under the facility.

Our credit facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, the revolving credit facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the revolving credit facility exceeds 25% of the commitments at the end of any fiscal quarter ($43.8 million as of December 31, 2014.)  As of December 31, 2014, the Company was in compliance with the debt covenants contained in our credit facilities.

On October 20, 2014, Platform entered into a the Debt Commitment Letter with Barclays Bank PLC, Credit Suisse AG, Credit Suisse Securities (USA) LLC, Nomura Corporate Funding Americas, LLC, Nomura Securities International, LLC, UBS AG, Stamford Branch and UBS Securities LLC for (i) a $1.6 billion Term Facility to be incurred under the Second Amended and Restated Credit Agreement and (ii) senior unsecured bridge loans in an aggregate principal amount of $750 million for the purposes of financing the Arysta Acquisition and the fees and expenses in connection therewith, on the terms and subject to the conditions set forth in the Debt Commitment Letter.  The lenders’ obligation to provide the Facilities was subject to a number of customary conditions precedents.  Furthermore, Platform was under no obligation to borrow under the Facilities and, in connection with the proposed Arysta Acquisition, anticipated seeking a number of alternative financings for the proposed Arysta Acquisition in lieu of such financings, including, but not limited to, equity offerings (including the Proposed Public Offering), debt offerings and other borrowings under the Second Amended and Restated Credit Agreement.

In June 2013, MacDermid had entered into a $360 million second lien facility that was repaid in connection with the MacDermid Acquisition.

Senior Subordinated Notes

On April 12, 2007, MacDermid issued $350.0 million of senior subordinated notes with a fixed interest rate of 9.50% at par. The senior subordinated notes were called and retired in the Predecessor 2013 Period.

Contractual Obligations and Commitments

We own most of our major manufacturing facilities, but we do lease certain office, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments as of December 31, 2014:

	Payment Due by Period
(amounts in millions)	2015	2016	2017	2018	2019	2020 and Thereafter	Total

Long-term debt (1)	$15.1	$15.0	$14.7	$14.6	$14.5	$1,342.0	$1,415.9
Operating leases (2)	9.3	6.3	4.4	3.5	3.4	15.5	42.4
Interest payments (3)	63.6	63.3	62.5	62.3	61.3	29.5	342.5
Long term contingent consideration (4)	-	-	-	-	-	100.0	100.0
Other long term obligations (5)	21.5	21.5	21.5	38.7	-	-	103.2
Total cash contractual obligations	$109.5	$106.1	$103.1	$119.1	$79.2	$1,487.0	$2,004.0

(1)	Reflects the principal payments on the Credit Facilities.
(2)	Amounts are net of sublease income on operating leases.
(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.
(4)	Reflects the expected payout of 100% of the contingent purchase price relating to the MacDermid Acquisition in December 2021.
(5)	Other long term obligations include asset retirement obligations and amounts committed under legally enforceable supply agreements.

To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $27.7 million of such liabilities at December 31, 2014, we are unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.

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

Significant Accounting Policies and Critical Estimates

Our significant accounting policies are more fully described in Note 1 to the audited consolidated financial statements.  As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts and accompanying disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  We apply judgment based on our understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.

Those areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:

Stock-based Compensation

We expense employee stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates, if any.  Compensation cost is determined using the Black-Scholes option pricing model to estimate the fair value of the awards at the grant date.  A corresponding increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of judgment.  The amount of the compensation expense is based on the estimated fair value of the awards of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Revenue Recognition

The Company recognizes revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete.  This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is probable and pricing is fixed or determinable.  Shipping terms are customarily “FOB shipping point” and do not include right of inspection or acceptance provisions.  Equipment sales arrangements may include right of inspection or acceptance provisions, in which case revenue is deferred until these provisions are satisfied.

Earnings (Loss) per Share

Basic earnings (loss) per share of common stock excludes dilution and is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period.  Diluted earnings (loss) per ordinary share reflect the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares or resulted in the issuance of ordinary shares that then shared in the earnings of the entity.  Since we have only incurred losses, basic and diluted losses per share are the same.

Fair Value Measurement

We record cash equivalents at fair value.  ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2—Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model derived valuations whose inputs or significant valuation drivers are observable.

Level 3—significant inputs of the valuation model are unobservable and/or reflect our own market assumptions.

We used Level 1 fair value hierarchy assumptions to measure the fair value of all of our cash and cash equivalents as of December 31, 2014.

Goodwill

Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired, in accordance with ASC 350-20 “Intangibles—Goodwill and Other”.  Our reporting units are determined based upon our organizational structure in place at that date of the goodwill impairment test.  For goodwill, a two-step impairment test is performed at the reporting unit level.  In the first step of impairment testing, the fair value of each reporting unit is compared to its carrying value.  The fair value of each reporting unit is determined based on the present value of discounted future cash flows.  Excluding certain nonrecurring charges, the discounted cash flows are prepared based upon cash flows at the reporting unit level for the twelve months ended preceding the date of impairment testing.  The cash flow model utilized in the goodwill impairment test involves significant judgments related to future growth rates, discount rates and tax rates, among other considerations.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recorded equal to the difference.  Platform performed its annual goodwill assessment on October 1, and no goodwill impairment charges were recorded for the year ended December 31, 2014.

However, in performing the first step of the goodwill impairment test for the year ended December 31, 2014, the excess of the fair value of the Offshore and ASF Americas reporting units over their carrying values were 7.6% and 11.1% respectively.  Goodwill assigned to the Offshore and ASF Americas reporting units totaled $364 million and $78.3 million, respectively.

We determine the fair value of these reporting units as follows:

•
Valuation Techniques - we use discounted cash flow analyses, which require assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, we consider guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations.  The annual revenue growth rates used in the initial seven year period range from (0.7%) to 9% for Offshore and 2.3% to 5.9% for ASF Americas.  The long-term growth rates used in determining the terminal value of the Offshore and ASF Americas reporting units were estimated at 3.5% and 3.0%, respectively based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

•
Discount Rate Assumptions - Discount rates are estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate of 10.5% for both offshore and ASF Americas.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value.  We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  Based on the sensitivity analysis performed for the Offshore reporting unit, a 1% decrease it the terminal growth rate or a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.  For ASF Americas, a 1% decrease it the terminal growth rate does not result in the carrying value exceeding their fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.  Ultimately, if any of these assumptions do not materialize in a manner consistent with the Company’s expectations, including discounts rates, annual revenue growth rates and terminal growth rates, there is risk of impairment to recorded goodwill.

For the Predecessor, annual impairment testing related to goodwill was performed on April 1, 2013 and 2012, respectively, and no reporting units had lower estimated fair values than carrying values in the first step of goodwill impairment evaluation; therefore, no further testing was performed and no goodwill impairment charges were recorded

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets (including our tradenames) are reviewed for potential impairment on an annual basis when events or circumstances indicate that these indefinite-lived intangible assets may be impaired by comparing the estimated fair value of the indefinite-lived purchased intangible assets to the carrying value.  An impairment charge is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value.  We use the “relief from royalty” method to test trade name intangible assets for impairment.  The primary assumptions in these calculations are our net sales projections, growth rates and the WACC, that we apply to determine the present value of these cash flows.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rates corporate bonds, adjusted using an income tax factor.  We then apply a royalty rate to the projected net sales.  The royalty rate is based on market royalty rates and royalties we pay to outside parties.  The resulting royalty savings are reduced by income taxes resulting from the annual royalty savings at a market participant corporate income tax rate to arrive at the after-tax royalty savings associated with owning the trade names.  Finally, the present value of the estimated annual after-tax royalty savings for each year is used to estimate the fair value of the trade names.  Assumptions concerning net sales are impacted by global and local economic conditions in the various markets we serve as well as uncertainties related to sales growth, economic growth, future product development and cost estimates.

Long-Lived Assets Including Finite-Lived Intangible Assets

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from eight to 30 years for customer lists,  seven to 14 years for developed technology, one to five years for non-compete agreements and five to 20 years for tradenames.  If circumstances require a long-lived asset group to be tested for possible impairment, we first determine whether the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, based on comparable market values.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement bases and the tax bases of assets, liabilities, net operating losses and tax credit carry-forwards. A valuation allowance is required to berecognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carry-forwards can be utilized.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable and tax planning strategies in this assessment.  If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences and loss carryforwards are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

As a result of the Arysta Acquisition, the foreign tax credit carryover of $27.2 million currently recognized will no longer be realized.  It is more likely than not that a valuation allowance of $27.2 million will be raised in the first quarter of 2015.

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

Employee Benefits and Pension Obligations

Amounts recognized in our audited consolidated financial statements related to pension and other postretirement benefits are determined from actuarial valuations.  Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, mortality rates.  These assumptions are updated annually and are disclosed in Note 7 to our audited consolidated financial statements.  In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated in other comprehensive income and amortized over future periods and, therefore, affect expense recognized.

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

With respect to U.S. plans, our investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments.  We believe this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.  Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash.  The corporate bond mutual funds held by the pension plan include primarily corporate bonds from companies from diversified industries located in the U.S.  The listed stocks are investments in large-cap and mid-cap companies located in the U.S.  The assets from the limited partnership investments primarily include listed stocks located in the U.S.  The weighted average asset allocation of the Pension Plan was 25% equity securities and managed equity funds, 58% limited partnership interests, 9% bond mutual fund holdings and 8% cash at December 31, 2014.  ROA assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index.  In determining an assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the Pension Plan.  The asset allocation strategy and ROA assumptions for the non-U.S. plans are determined based on similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements.

JOBS Act

As a publicly traded company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires, beginning with this Annual Report, annual management assessments of the effectiveness of our internal control over financial reporting.  As we no longer qualify as an “emerging growth company” as defined in the JOBS Act, Section 404 will additionally require, commencing with our annual report on Form 10-K for fiscal year 2015, a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting.

Recent Accounting Pronouncements

Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, but entities may apply the guidance retrospectively to all prior periods presented in the financial statements.  The Company does not expect this ASU to have a material impact on its financial statements.

Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).”  Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration.  This update eliminates the difference in practice by clarify that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016.  The Company is in the process of evaluating the impact of this new ASU.

Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force),”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its financial statements.

Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016. The Company is continuing to evaluate the impact of this new ASU.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

We conduct a significant portion of our business in currencies other than the U.S. Dollar, our financial reporting currency.  In 2014, approximately 70% of net sales were denominated in currencies other than the U.S. Dollar.  Generally, each of our operations utilizes the local currency of the operation as its functional currency, the currency in which it incurs operating expenses and collects accounts receivable.  Our business is exposed to foreign currency risk primarily from changes in the exchange rate between the U.S. Dollar and the following currencies: Euro, British Pound Sterling, Chinese Yuan, Brazilian Real and Hong Kong Dollar.  As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar.

Except for hedging exchange rate risk related to acquisitions, generally we have not utilized foreign currency hedges to mitigate exchange rate risk between the U.S. Dollar and the foreign currencies of our operations other than with respect to the British Pound Sterling.  Approximately 35% of the sales of our Autotype foreign subsidiary, which is based in the United Kingdom and utilizes the British Pound Sterling as its functional currency, are denominated in U.S. Dollars.  For that reason, we utilize foreign currency hedges between the British Pound Sterling and the U.S. Dollar to help mitigate the risk of a stronger British Pound Sterling for our Autotype foreign subsidiary.  Accordingly, in each of the last three years, we contracted with a financial institution to deliver U.S. Dollars and to receive British Pound Sterling at a fixed exchange rate.  As of December 31, 2014, the aggregate U.S. Dollar notional amount of foreign currency forward contracts was $14.0 million.  These contracts were all denominated in British Pound Sterling.  The fair value of the foreign currency forward contracts at December 31, 2014, was a $0.1 million current liability.  Foreign currently exchange losses totaled $3.0 million, $0.6 million and $0.2 million for the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, respectively. As we continue to expand our international presence through acquisitions, we continue to review a full range of options focused on mitigating foreign currency exchange rate risk.

Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.

Interest Rate Risk

We are also exposed to interest rate risk associated with our cash and cash equivalents, restricted cash, long-term debt, and other financing commitments.  At December 31, 2014, we had cash and cash equivalents of $397 million and total debt of $1.42 billion, including approximately $1.41 billion of variable interest rate debt based on the 1-month LIBOR.  Our remaining variable interest rate debt is subject to interest rate risk, because its interest payments will fluctuate as the underlying interest rates change from market changes.  A 100 basis point increase in LIBOR rates would result in a higher interest expense of approximately $2.5 million annually.

Counterparty Risk

Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements.  The credit exposure related to these financial instruments is represented by the fair value of contracts with an obligation fair value as of December 31, 2014.  On a periodic basis, we review the credit ratings of our counterparties and adjust our exposure as deemed appropriate.  As of December 31, 2014, we believe that our exposure to counterparty risk is immaterial.

Commodity Price Risk

Some raw materials and supplies are subject to price and supply fluctuations caused by market dynamics.  Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk.  Although some of our commercial agreements allow us to pass on certain unusual increases in component and raw material costs to our customers in limited situations, we may not be fully compensated for such increased costs.  To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, and freight.

Periodically, we may employ forward metals contracts or other financial instruments to hedge commodity price or other price risks.  Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases as defined in ASC 815.  We continue to review a full range of business options focused on strategic risk management for all raw material commodities.  Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability.  We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

Item 8. Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements,” in this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO, who is our principal executive officer, and CFO, who is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Platform’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of Platform’s financial statements in accordance with U.S. GAAP, and that receipts and expenditures of Platform are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Platform’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of Sarbanes-Oxley, management assessed the effectiveness of Platform’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment and the above criteria, management concluded that Platform maintained effective internal control over financial reporting as of December 31, 2014.

Platform’s evaluation of internal controls over financial reporting as of December 31, 2014 did not include the internal control over financial reporting related to Agriphar and CAS because they were acquired by Platform in purchase business combinations consummated during the 4th quarter of 2014. Total assets, excluding goodwill and intangible assets recognized in purchase accounting, and sales for these acquisitions represent approximately 27.0% and 10.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014 (see Note 2 of the Consolidated Financial Statements).

Changes to Internal Control Over Financial Reporting

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that no changes in our internal control over financial reporting occurred during the period covered by this Annual Report that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.  We excluded our subsidiaries resulting from the Agriphar and CAS Acquisitions from our assessment of internal control over financial reporting because our control over operations was acquired in a purchase business combination during 2014.

Platform’s evaluation of internal controls over financial reporting as of December 31, 2014 did not include the internal control over financial reporting related to Agriphar and CAS because they were acquired by Platform in purchase business combinations consummated during the 4th quarter of 2014. Total assets, excluding goodwill and intangible assets recognized in purchase accounting, and sales for these acquisitions represent approximately 27.0% and 10.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014 (see Note 2 of the Consolidated Financial Statements).

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

We maintain a Business Conduct and Ethics Policy applicable to all directors and employees of Platform and its subsidiaries. The Policy is located on our website at http://www.platformspecialtyproducts.com under “Investor Relations – Corporate Governance.”  We intend to provide disclosure of any amendment to or waiver of our Business Conduct and Ethics Policy on our website within four business days following the date of such amendment or waiver.

We also maintain a Code of Ethics for Senior Financial Officers applicable to our CEO, CFO and principal accounting officer.  The Code of Ethics is located on our website at http://www.platformspecialtyproducts.com under “Investor Relations – Corporate Governance.”  We intend to provide disclosure of any amendment to or waiver of our Code of Ethics for Senior Financial Officers on our website within four business days following the date of such amendment or waiver.

The remaining items required by Part III, Item 10 are incorporated herein by reference from Platform’s Proxy Statement for its 2015 annual meeting of stockholders.  Platform intends to file its Proxy Statement no later than 120 days after December 31, 2014.

Item 11. Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from Platform’s Proxy Statement for its 2015 annual meeting of stockholders.  Platform intends to file its Proxy Statement with the SEC no later than 120 days after December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Equity Compensation Plan Information table required by Item 201(d) of Regulation S-K and the remaining items required by Part III, Item 12 are incorporated herein by reference from Platform’s Proxy Statement for its 2015 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than 120 days after December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from Platform’s Proxy Statement for its 2015 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than 120 days after December 31, 2014.

Item 14. Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from Platform’s Proxy Statement for its 2015 annual meeting of stockholders. Platform intends to file its Proxy Statement with the SEC no later than 120 days after December 31, 2014.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(A) Exhibits

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
2.1	Business Combination Agreement And Plan Of Merger, dated as of October 10, 2013, by and among Platform Acquisition Holdings Limited, Platform Delaware Holdings, Inc., Platform Merger Sub, LLC, MacDermid Holdings, LLC, MacDermid, Incorporated, Tartan Holdings, LLC, and Court Square Capital Partners II LP Shareholder Services LLC as seller representative for the direct and indirect beneficial owners of the Company	S-4	333-192778	2.1	12/11/13
2.2	Exchange Agreement, dated as of October 25, 2013, by and between Platform Acquisition Holdings Limited and the MacDermid Incorporated Profit Sharing and Employee Savings Plan	S-4	333-192778	2.2	12/11/13
2.3	Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Chemtura Corporation and Platform Specialty Products Corporation	8-K	001-36272	2.1	04/17/14
2.4	Letter agreement dated October 24, 2014 relating to the Stock and Asset Purchase Agreement, dated as of April 16, 2014, between Platform Specialty Products Corporation and Chemtura Corporation	8-K	001-36272	2.1	10/30/14
2.5	Agreement, dated as of August 4, 2014, among MacDermid Agricultural Solutions Holdings B.V., Platform Specialty Products Corporation, as guarantor, and a representative of Percival S.A.	8-K	001-36272	2.1	08/06/14
2.6	Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and Platform Specialty Products Corporation	8-K	001-36272	2.1	10/21/14
2.7	Amendment Agreement, dated December 2, 2014, between Nalozo S.à.r.l. and Platform	8-K	001-36272	2.1	12/04/14
2.8	Amendment Agreement, dated February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform	8-K	001-36272	2.3	02/17/15
3.1 (a)	Certificate of Incorporation	S-4 POS	333-192778	3.1	01/24/14
3.1 (b)	Certificate of Amendment of Certificate of Incorporation	8-K	001-36272	3.1	06/13/14
3.1 (c)	Certificate of Designation of Series B Convertible Preferred Stock	8-K	001-36272	3.1	02/17/15
3.2	Amended and Restated By-laws	10-K	001-36272	3.2	03/31/14
4.1	Specimen Common Stock certificate	S-4	333-192778	4.1	01/02/14

4.2	Indenture, dated as of February 2, 2015, among Escrow Issuer, the Trustee and the EUR Agent	8-K	001-36272	4.1	02/03/15
4.3	Supplemental Indenture, dated as of February 13, 2015, among Platform, the Initial Guarantors, the Trustee and the EUR Agent	8-K	001-36272	4.2	02/17/15
4.4	Form of 6.50% senior notes due 2022 denominated in U.S. dollars	8-K	001-36272	A-1 to 4.1	02/03/15
4.5	Form of 6.00% senior notes due 2023 denominated in Euro	8-K	001-36272	A-2 to 4.1	02/03/15
10.1	Severance Agreement Letter, dated as of May 23, 2011, between MacDermid, Incorporated and Daniel H. Leever	S-4	333-192778	10.1	01/02/14
10.2	Severance Agreement Letter, dated as of January 7, 2003, between MacDermid, Incorporated and Frank J. Monteiro	S-4	333-192778	10.2	01/02/14
10.3	Severance Agreement Letter, dated as of July 22, 2002, between MacDermid, Incorporated and John L. Cordani	S-4	333-192778	10.3	01/02/14
10.4	Memorandum of Agreement, dated as of July 9, 2001, between MacDermid, Incorporated and John L. Cordani	S-4	333-192778	10.4	01/02/14
10.5	MacDermid, Incorporated Profit Sharing and Employee Savings Plan (as amended and restated generally effective January 1, 2010)	S-4	333-192778	10.5	12/11/13
10.6	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated generally effective January 1, 2009)	S-4	333-192778	10.6	12/11/13
10.7	MacDermid, Incorporated Supplemental Executive Retirement Plan, effective April 1, 1994, as amended on February 25, 2005, and as further amended on July 11, 2013	S-4	333-192778	10.7	01/02/14
10.8	Second Amendment to MacDermid, Incorporated Employees’ Pension Plan, 2009 Restatement	S-4	333-192778	10.8	01/02/14
10.9	Amendment No. 1 to MacDermid, Incorporated Supplemental Executive Retirement Plan (as Previously Amended and Restated)	S-4	333-192778	10.9	01/02/14
10.10	Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	S-8	333-194012	10.1	02/18/14
10.11	Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.5	08/06/14
10.12	Form of Director and Officer Indemnification Agreement	S-4	333-192778	10.12	01/02/14
10.13	Amended and Restated Credit Agreement, dated as of October 31, 2013, among, inter alia, Platform Acquisition Holding Limited, MacDermid Holdings, LLC, Matrix Acquisition Corp., MacDermid, Incorporated (as successor to Matrix Acquisition Corp., the borrower), the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Credit Suisse AG, as administrative agent and as collateral agent	S-4	333-192778	10.13	01/02/14

10.14	Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	08/08/14
10.15	Amendment No. 2, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.2	08/08/14
10.16	Incremental Amendment, dated October 1, 2014, among the Company, MacDermid, Incorporated, MacDermid Holdings, LLC, certain subsidiaries of MacDermid Holdings, LLC and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the lenders party thereto	8-K	001-36272	10.1	10/01/14
10.17	Amendment No.3, dated February 13, 2015, among, inter alia, Platform, Holdings, MacDermid, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	02/17/15
10.18	Form of Retaining Holder Securityholders Agreement	S-4	333-192778	10.14	01/02/14
10.19	Advisory Services Agreement, dated October 31, 2013, by and between Platform Specialty Products Corporation and Mariposa Capital, LLC	S-4	333-192778	10.15	01/02/14
10.20	Letter Agreement with respect to Supplemental Executive Retirement Plan payment, dated as of October 29, 2013, between Platform Acquisition Holdings Limited and Daniel H. Leever	S-4	333-192778	10.16	01/02/14
10.21	Security Holder’s Agreement dated as of November 7, 2013	S-4	333-192778	10.17	01/02/14
10.22	Placing Agreement, dated May 17, 2013, by and between Platform Acquisition Holdings Limited, certain of its Directors, Berggruen Acquisition Holdings IV Ltd., Mariposa Acquisition, LLC, and Barclays Bank and Citigroup Global Markets Limited as placing banks	S-4	333-192778	10.18	01/02/14
10.23	Form of Option Deeds	S-4	333-192778	10.19	01/02/14
10.24	Form of Interest Notice	S-4	333-192778	10.20	01/15/14
10.25	Third Amendment to Amended and Restated MacDermid, Incorporated Employees’ Pension Plan	S-4	333-192778	10.21	01/02/14
10.26	Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4	333-192778	10.22	01/02/14
10.27	Form of Incentive Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4	333-192778	10.23	01/02/14
10.28	Irrevocable Election	S-4	333-192778	10.24	01/17/14

10.29	Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013	10-K	001-36272	10.25	03/31/14
10.30	Registration Rights Agreement, dated May 20, 2014, between Platform Specialty, the placement agents thereto and the Investors stated therein	8-K	001-36272	10.1	05/21/14
10.31	Form of registration rights agreement between Platform and the purchasers of the shares in the October/November Private Placement	8-K	001-36272	10.3	10/08/14
10.32	Registration Rights Agreement, dated February 13, 2015, between Platform and Nalozo L.P.	8-K	001-36272	10.2	02/17/15
10.33	Form of Support Agreement	DEF14A	001-36272	Annex A	10/17/14
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14	03/31/14
21.1	List of subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of KPMG LLP					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	XBRL Instance Document					X
101.SCH*	XBRL Taxonomy Extension Schema Document					X
101.CAL*	XBRL Extension Calculation Linkbase Document					X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

(B) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer
Date:	March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel H. Leever	Chief Executive Officer and Vice Chairman	March 30, 2015
Daniel H. Leever	(Principal executive officer)

/s/ Frank J. Monteiro	Senior Vice President and Chief Financial Officer	March 30, 2015
Frank J. Monteiro	(Principal financial officer)

/s/ Robert L. Worshek	Vice President and Chief Accounting Officer	March 30, 2015
Robert L. Worshek	(Principal accounting officer)

/s/ Martin E. Franklin	Chairman of the Board	March 30, 2015
Martin E. Franklin

/s/ Wayne M. Hewett	Director	March 30, 2015
Wayne M. Hewett

/s/ Ian G.H. Ashken	Director	March 30, 2015
Ian G. H. Ashken

/s/ Nicolas Berggruen	Director	March 30, 2015
Nicolas Berggruen

/s/ Michael F. Goss	Director	March 30, 2015
Michael F. Goss

/s/ Ryan Israel	Director	March 30, 2015
Ryan Israel

/s / E. Stanley O’Neal	Director	March 30, 2015
E. Stanley O’Neal

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Platform Specialty Products Corporation

In our opinion, the accompanying consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the year ended December 31, 2014 and for the period from inception (April 23, 2013) through December 31, 2013 present fairly, in all material respects, the financial position of Platform Specialty Products Corporation and its subsidiaries (Successor) at December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from inception (April 23, 2013) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2014 and for the period from inception (April 23, 2013) through December 31, 2013 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MacDermid, Incorporated:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of MacDermid, Incorporated and subsidiaries (the "Company") for the ten-month period ended October 31, 2013 and the year ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as of and for the ten-month period ended October 31, 2013 and as of and for the year ended December 31, 2012.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MacDermid, Incorporated and subsidiaries for the ten-month period ended October 31, 2013 and the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 11, 2014

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,	Year Ended December 31,
	2014	2013	2013	2012
(amounts in millions)	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net sales	$843.2	$118.2	$627.7	$731.2
Cost of sales	446.6	82.5	304.9	376.1
Gross profit	396.6	35.7	322.8	355.1

Operating expenses:
Selling, technical, general and administrative	357.9	54.5	207.6	214.6
Non-cash charge related to preferred stock dividend rights	-	172.0	-	-
Research and development	26.2	4.0	19.9	25.1
Restructuring	3.0	0.8	3.6	0.3
Total operating expenses	387.1	231.3	231.1	240.0

Operating profit (loss)	9.5	(195.6)	91.7	115.1

Other (expense) income:
Interest, net	(37.9)	(5.4)	(45.9)	(49.1)
Loss on extinguishment of debt	-	-	(18.8)	-
Other (expense) income, net	(2.5)	(0.4)	(0.5)	5.0
Other expense	(40.4)	(5.8)	(65.2)	(44.1)
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares	(30.9)	(201.4)	26.5	71.0
Income tax benefit (provision)	6.7	5.8	(13.0)	(24.7)
Net (loss) income	(24.2)	(195.6)	13.5	46.3
Net loss (income) attributable to the non-controlling interests	(5.7)	1.4	(0.3)	(0.3)

Net (loss) income attributable to shareholders	(29.9)	(194.2)	13.2	46.0

Accrued stock dividend on Founder's preferred shares	(232.7)	-	-	-
Accrued payment-in-kind dividend on cumulative preferred shares	-	-	(22.4)	(44.6)
Net (loss) income attributable to common shares	$(262.6)	$(194.2)	$(9.2)	$1.4

Earnings (loss) per share
Basic	$(1.94)	$(2.10)	n/a	n/a
Diluted	$(1.94)	$(2.10)	n/a	n/a

Weighted average shares outstanding (In millions)
Basic	$135.3	$92.6	n/a	n/a
Diluted	$135.3	$92.6	n/a	n/a

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,	Year Ended December 31,
	2014	2013	2013	2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net (loss) income	$(24.2)	$(195.6)	$13.5	$46.3

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(121.4)	(0.6)	(6.1)	(5.5)

Pension and postretirement plans
Net actuarial (loss) gain arising during the period	(25.3)	3.8	28.4	(17.4)
Prior service costrecognized during the year	-	-	-	(0.4)
Net (gain) loss recognized during the year	-	(0.2)	2.0	1.2
Translation adjustment	0.6	-	0.3	(0.7)
	(24.7)	3.6	30.7	(17.3)
Tax benefit (expense)	8.0	(1.8)	(10.1)	5.4
	(16.7)	1.8	20.6	(11.9)

Unrealized gain on available for sale securities
Unrealized holding gain on available for sale securities	-	-	0.2	0.3
	-	-	0.2	0.3
Tax benefit (expense)	-	-	(0.1)	(0.1)
	-	-	0.1	0.2

Derivative financial instrument revaluation
Unrealized hedging (loss) gain arising during the period	(0.2)	0.2	(0.3)	3.0
	(0.2)	0.2	(0.3)	3.0
Tax benefit (expense)	0.1	(0.1)	0.1	(1.1)
	(0.1)	0.1	(0.2)	1.9

Other comprehensive (loss) income, net of tax	(138.2)	1.3	14.4	(15.3)

Comprehensive (loss) income	(162.4)	(194.3)	27.9	31.0
Comprehensive (loss) income attributable to the non-controlling interests	0.7	1.4	(0.3)	(0.3)
Comprehensive (loss) income attributable to shareholders	(163.1)	(195.7)	28.2	31.3
Accrued stock dividend on Founder's preferred shares	(232.7)	-	-	-
Accrued payment-in-kind dividend on cumulative preferred shares	-	-	(22.4)	(44.6)
Comprehensive (loss) income attributable to Common Shareholders	$(395.8)	$(195.7)	$5.8	$(13.3)

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2014	2013
Assets
Cash & cash equivalents	$397.3	$123.0
Restricted cash	600.0	-
Accounts receivable, net of allowance for doubtful accounts of $9.6 and $10.1 at December 31, 2014 and 2013, respectively	327.3	140.5
Inventories	205.8	89.6
Prepaid expenses & other current assets	48.0	30.4
Total current assets	1,578.4	383.5

Property, plant & equipment, net	175.0	136.2
Goodwill	1,405.3	989.8
Intangible assets, net	1,341.5	720.3
Other assets	57.4	30.4
Total assets	4,557.6	2,260.2

Liabilities & Stockholders' Equity
Accounts payable	106.7	56.2
Accrued salaries, wages and employee benefits	31.3	22.7
Current installments of long-term debt	15.1	8.0
Accrued income taxes payable	16.7	6.7
Accrued acquisition payable	14.3	-
Accrued expenses and other current liabilities	58.5	26.1
Total current liabilities	242.6	119.7

Long-term debt	1,400.8	744.3
Long-term retirement benefits, less current portion	38.8	25.1
Long-term deferred income taxes	202.3	169.8
Long-term contingent consideration	63.9	34.8
Other long-term liabilities	56.6	30.4
Total liabilities	2,005.0	1,124.1

Commitments and contingencies (Note 16)
Redeemable 401(k) plan interest	-	21.0

Stockholders' Equity
Preferred shares (2,000,000 designated as Series A), 5,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2014 and 2013	-	-
Common shares, 400,000,000 and 200,000,000 shares authorized, 182,066,980 and 103,571,941 shares issued and outstanding at December 31, 2014 and 2013, respectively. 10,050,290 shares declared for stock dividend at December 31, 2014	1.9	-
Additional paid-in capital	2,812.4	1,212.0
Accumulated deficit	(224.1)	(194.2)
Accumulated other comprehensive (loss) income	(130.6)	1.3
Total stockholders equity	2,459.6	1,019.1
Non-controlling interests	93.0	96.0
Total equity	2,552.6	1,115.1

Total liabilities, redeemable 401(k) plan interest and stockholders equity	$4,557.6	$2,260.2

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,	Year Ended December 31,
	2014	2013	2013	2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Cash flows from operating activities:
Net (loss) income	$(24.2)	$(195.6)	$13.5	$46.3
Adjustments to reconcile net (loss) income from operations to net cash flows provided by operating activities:
Non-cash charge related to preferred stock dividend rights	-	172.0	-	-
Depreciation and amortization	88.0	12.8	32.8	42.2
Deferred income taxes	(43.2)	(7.5)	(4.8)	(8.4)
Manufacturer's profit in inventory adjustment	35.5	23.9	-	-
Non-cash fair value adjustment to contingent consideration	29.1	(0.7)	-	-
Loss on extinguishment of debt	-	-	18.8	-
Restructuring charges	1.5	0.8	3.6	0.3
Provision for bad debt	1.2	0.3	2.1	1.7
Equity compensation expense	1.3	0.5	9.3	0.2
Other, net	3.2	(0.9)	1.4	(1.7)

Changes in assets & liabilities, net of acquisitions:
Accounts receivable	4.9	6.2	(11.3)	(4.9)
Inventory	11.4	2.1	(4.6)	0.8
Accounts payable	10.9	(0.2)	2.4	3.3
Accrued expenses	(15.7)	(8.7)	3.9	(3.6)
Other assets and liabilities	(5.7)	2.5	(11.1)	(1.0)
Net cash flows provided by operating activities	98.2	7.5	56.0	75.2

Cash flows from investing activities:
Capital expenditures	(18.5)	(2.3)	(8.9)	(13.4)
Proceeds from sale of non-financial assets	0.6	4.4	2.1	0.1
Acquisition of business, net of cash acquired	(1,361.8)	(922.4)	-	(5.1)
Cash restricted to fund acquisition	(600.0)	-	-	-
Purchases of marketable securities	-	(359.9)	-	-
Redemption of marketable securities	-	359.9	-	-
Other, net	(3.0)	-	(1.0)	0.1
Net cash flows used in investing activities	(1,982.7)	(920.3)	(7.8)	(18.3)

Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and fees	678.8	0.2	1,109.5	-
Repayments of borrowings	(9.1)	(2.2)	(732.9)	(26.1)
Repurchase of Series A preferred stock	-	-	(270.2)	-
Advance from Platform Acquisition Holdings Limited	-	-	33.3	-
Proceeds from issuance of preferred stock, net	-	20.0	-	-
Proceeds from issuance of common stock, net	1,512.6	1,019.5	-	-
Payment of accumulated dividends on Series A preferred stock	-	-	(229.8)	-
Payment of financing fees	(13.2)	(1.8)	(13.6)	(0.3)
Other, net	(0.2)	-	(0.6)	(0.8)
Net cash flows provided by (used in) financing activities	2,168.9	1,035.7	(104.3)	(27.2)

Effect of exchange rate changes on cash and cash equivalents	(10.1)	0.1	(0.2)	0.2

Net increase (decrease) in cash and cash equivalents	274.3	123.0	(56.3)	29.9

Cash and cash equivalents at beginning of period	123.0	-	143.4	113.5
Cash and cash equivalents at end of period	$397.3	$123.0	$87.1	$143.4

Supplemental disclosure information:
Cash paid for interest	$36.3	$5.1	$50.0	$45.2
Cash paid for income taxes	$27.5	$2.9	$21.8	$27.1
Non-cash investing activities:
Unpaid capital expenditures included in accounts payable and accrued expenses	$2.4	$-	$-	$-
Non-cash financing activities:
Cash paid by Platform Acquisition Holdings, Ltd for interest	$-	$-	$5.0	$-

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share amounts)

Predecessor
	Series A Preferred Shares	Series B Preferred Shares	Common Shares	Additional Paid-In Capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury Shares	Total Stockholder Equity	Non-controlling interest	Total equity (deficit)
Balance at December 31, 2011	$480.5	$-	$50.0	$2.2	$(274.5)	$(15.0)	$(1.0)	$242.2	$(0.4)	$241.8
Net income	-	-	-	-	46.0	-	-	46.0	0.3	46.3
Other comprehensive income (loss) net of taxes	-	-	-	-	-	(15.3)	-	(15.3)		(15.3)
Equity compensation	-	-	-	0.2	-	-	-	0.2	-	0.2
Accrual of paid in kind dividend on cumulative preferred shares	44.5	-	-	-	(44.6)	-	-	(0.1)	-	(0.1)
Shares repurchased	-	-	-	-	-	-	(0.2)	(0.2)	-	(0.2)
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	-	(0.6)	(0.6)
Assignment of value for non controlling interest in business acquisition	-	-	-	-	-	-	-	-	0.4	0.4
Balance at December 31, 2012	525.0	-	50.0	2.4	(273.1)	(30.3)	(1.2)	272.8	(0.3)	272.5

Net income	-	-	-	-	13.2	-	-	13.2	0.3	13.5
Other comprehensive income (loss) net of taxes	-	-	-	-	-	14.4	-	14.4		14.4
Equity compensation	-	-	-	0.2	-	-	-	0.2	-	0.2
Accrual of paid in kind dividend on cumulative preferred shares	20.8	1.6	-	-	(22.4)	-	-	-	-	-
Shares repurchased	(500.0)		-	-	-	-	-	(500.0)	-	(500.0)
Shares exchanged	(45.0)	45.0	-	-	-	-	-	-	-	-
Shares canceled	(0.8)	-	(0.4)	-	-	-	1.2	-	-	-
Dividend paid to non-controlling interest partner	-	-	-	-	-	-	-	-	(0.6)	(0.6)
Balance at October 31, 2013	$(0.0)	$46.6	$49.6	$2.6	$(282.3)	$(15.9)	$-	$(199.4)	$(0.6)	$(200.0)

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

Successor

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Equity	interest	equity

Total stockholders' equity as of April 23, 2013 (inception)	-	$-	-	$-	$-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(194.2)	-	(194.2)	(1.4)	(195.6)
Other comprehensive income net of taxes	-	-	-	-	-	-	1.3	1.3	-	1.3
Issuance of preferred shares @ $10.00 per share on April 25, 2013	2	-	-	-	-	-	-	-	-	-
Issuance of preferred shares @ $10.00 per share with matching warrants on May 22, 2013 along with 2 matching warrants matching with previously issued preferred shares	1,999,998	-	-	-	20.0	-	-	20.0	-	20.0
Issuance of common shares @ $10.00 per share with matching warrants on May 22, 2013	-	-	88,529,500	-	885.0	-	-	885.0	-	885.0
Equity offering cost	-	-	-	-	(24.1)	-	-	(24.1)	-	(24.1)
Equity compensation	-	-	-	-	0.5	-	-	0.5	-	0.5
Exercise of warrants for common shares @ $10.50 per share on October 30, 2013	-	-	13,071,199	-	137.2	-	-	137.2	-	137.2
Preferred stock dividend rights	-	-	-	-	172.0	-	-	172.0	-	172.0
Exercise of warrants for common shares @ $10.50 on November 13, 2013	-	-	391,081	-	4.1	-	-	4.1	-	4.1
Issuance of common shares @ $10.50 per share on November 13, 2013	-	-	761,904	-	8.0	-	-	8.0	-	8.0
Exchange of warrants for common shares @ $11.50 per share on November 20, 2013	-	-	466,666	-	5.4	-	-	5.4	-	5.4
Issuance of common shares @ $11.00 per share on December 23, 2013	-	-	351,591	-	3.9	-	-	3.9	-	3.9
Assignment of value for non controlling interest in business acquisition	-	-	-	-	-	-	-	-	97.4	97.4
Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

Successor

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders'	Non-controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	income (loss)	Equity	interest	equity

Balance at December 31, 2013	2,000,000	$-	103,571,941	$-	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net loss	-	-	-	-	-	(29.9)	-	(29.9)	5.7	(24.2)
Other comprehensive loss net of taxes	-	-	-	-	-	-	(131.9)	(131.9)	(6.4)	(138.3)
Impact of Domestication	-	-	-	1.0	(1.0)	-	-	-	-	-
Issuance of common shares @ $11.00 per share on January 5, 2014	-	-	3,959	-	-	-	-	-	-	-
Issuance of common shares to Directors on July 31, 2014	-	-	9,242	-	-	-	-	-	-	-
Issuance of common shares from Employee Stock Purchase Plan	-	-	11,139	-	0.2	-	-	0.2	-	0.2
Exercise of warrants for common shares @ $11.50 per share	-	-	16,244,694	0.2	186.7	-	-	186.9	-	186.9
Issuance of common shares at $19.00 per share in connection with Private Placement Offering on May 20, 2014	-	-	15,800,000	0.2	300.0	-	-	300.2	-	300.2
Issuance costs in connection with Private Placement Offering on May 20, 2014	-	-	-	-	(13.8)	-	-	(13.8)	-	(13.8)
Issuance of common shares at $11.00 per share in connection with 401(k) Exchange Agreement	-	-	1,670,386	-	18.4	-	-	18.4	-	18.4
Issuance of common shares at $25.59 per share in connection with Private Placement Offering on October 8, 2014	-	-	16,060,960	0.2	410.8	-	-	411.0	-	411.0
Issuance costs in connection with Private Placement Offering on October 8, 2014	-	-	-	-	(0.3)	-	-	(0.3)	-	(0.3)
Issuance of common shares in connection with Agriphar Acquisition	-	-	711,551	-	16.6	-	-	16.6	-	16.6
Issuance of common shares in connection with Chemtura Acquisition	-	-	2,000,000	-	52.0	-	-	52.0	-	52.0
Issuance of common shares at $25.59 per share on November 6, 2014	-	-	9,404,064		240.6	-	-	240.6	-	240.6
Issuance of common shares at $24.50 per share in connection with Public Offering on November 17, 2014	-	-	16,445,000	0.2	402.7	-	-	402.9	-	402.9
Issuance costs in connection with Public Offering on November 17, 2014	-	-	-	-	(15.1)	-	-	(15.1)	-	(15.1)
Declaration of stock dividend on Founders' preferred shares	-	-	-	0.1	(0.1)	-	-	-	-	-
Recovery of short swing profits, net	-	-	-	-	0.5	-	-	0.5	-	0.5
Equity compensation expense	-	-	-	-	0.7	-	-	0.7	-	0.7
Conversion of PDH non-controlling interest to common shares	-	-	134,044	-	1.5	-	-	1.5	(1.5)	-
Distribution to non-controlling interest	-	-	-	-	-	-	-	-	(0.8)	(0.8)
Balance at December 31, 2014	2,000,000	$-	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company – Platform Specialty Products Corporation (formerly named “Platform Acquisition Holdings Limited”) is a global, diversified producer of high-technology specialty chemical products and provider of technical services.  Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013.  Until the MacDermid Acquisition on October 31, 2013, Platform had neither engaged in any operations nor generated any income.  As such, the Company was considered to be in the development stage as defined in FASB Accounting Standards Codification 915, or FASB ASC 915, “Development Stage Entities,” and was subject to the risks associated with activities of development stage companies.  The Company selected December 31 as its fiscal year end.  All activity through October 31, 2013 was related to the Company’s formation, Initial Public Offering and identification and investigation of prospective target businesses with which to consummate an initial business combination.

On October 31, 2013, we completed the MacDermid Acquisition pursuant to which we indirectly acquired substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid.  As a result, we became a holding company for the MacDermid business.  We acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between us and the fiduciaries of the 401K Plan.  Concurrently with the closing of the MacDermid Acquisition, we changed our name to “Platform Specialty Products Corporation.”  On January 22, 2014, we completed our Domestication and on January 23, 2014, our common stock, par value $0.01 per share, began trading on the NYSE under the ticker symbol “PAH.”

Business Description – Our business involves the formulation of a broad range of specialty chemicals, created by blending raw materials, through multi-step technological processes or formulating AIs into final agricultural products, which can be easily and safely used by growers in the fields. These specialty chemicals are sold into multiple industries including agrochemical, electronics, graphic arts, metal and plastic plating, and offshore oil production and drilling industries.  We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  We deliver our products to our customers through our sales and service workforce, regional distributors, as well as manufacturing representatives.  The financial statements and information included herein represent Platform as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and the period from April 23, 2013 (inception) through December 31, 2013, and MacDermid for the ten month period ended October 31, 2013 and the year ended December 31, 2012, which was prior to the consummation of the MacDermid Acquisition.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Successor or the Predecessor, as applicable, and all of its majority-owned domestic and foreign subsidiaries.  All intercompany accounts and transactions were eliminated in consolidation.

Use of Estimates – In preparing the consolidated financial statements in conformity with U.S. GAAP, company management must undertake decisions that impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  The Company applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.  Significant items subject to such estimates and assumptions include: the useful lives of fixed assets, allowances for doubtful accounts and sales returns, deferred tax asset valuation allowances, inventory valuation, stock-based compensation, liabilities for employee benefit obligations, environmental liabilities, income tax uncertainties, valuation of goodwill, acquisition-related contingent consideration, as discussed in Note 2 below, and other contingencies.

Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

The Company is required to maintain cash deposits with certain banks with respect to contractual obligations related to our acquisition activity.  As of December 31, 2014, $600 million of cash was restricted related to the Arysta Acquisition.  As of December 31, 2013, the Company was not required to maintain any restricted cash deposits.

Credit Risk Management – The Company’s products are sold primarily to customers in the agricultural, automotive, oil, electronic and printing industries.  We are exposed to certain collection risks which are subject to a variety of factors, including economic and technological change within these industries.  As is common industry practice, the Company generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  The Company establishes reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives – The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction are specifically identified, and the likelihood of each forecasted transactions of occurring is deemed probable.  If it is determined that the forecasted transaction will not occur, the gain or loss is recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative use of financial instruments.

The Company has used and may use forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  If hedge accounting is applied, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.

The Company has also used and may use contracts and options to mitigate its exposure in the precious metals markets.  Such contracts are designated as Normal Purchases, the effects of which are not deferred as components of other comprehensive income.

Inventories – Inventories are stated at the lower of cost or market with cost being determined principally by the first-in/first-out method.  The Company regularly reviews inventories for obsolescence and excess quantities and calculates a reserve based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.  Inventory in excess of estimated usage requirements is written down to its estimated net realizable value.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation.  Equipment under capital lease arrangements is stated at the net present value of minimum lease payments.  The Company records depreciation on a straight-line basis over the estimated useful life of each asset.  Estimated useful lives by asset class are as follows:

Buildings and building improvements (years) -	5	to	20
Machinery, equipment and fixtures (years) -	3	to	15
Computer hardware and software (years) -	3	to	5
Leasehold improvements -	Lesser of useful life or lease life

Maintenance and repair costs are charged directly to expense; renewals and betterments which significantly extend the useful life of the asset are capitalized.  Costs and accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are recorded to earnings in the period of disposal.

Goodwill and Indefinite-Lived Purchased Intangible Assets – Goodwill represents the excess of the acquisition cost over the fair value of the identifiable net assets of an acquired business.  The Company does not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite lives are tested for impairment.  Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired in accordance with ASC 350-20 “Intangibles—Goodwill and Other”.  MacDermid’s annual test for goodwill impairment was historically performed as of April 1.  Our annual impairment testing date for goodwill is October 1.

A two-step impairment test is performed at the reporting unit level.  In the first step of impairment testing, the fair value of each reporting unit is compared to its carrying value.  The fair value of each reporting unit is determined using the income approach based on the present value of discounted future cash flows of those units using the twelve months ended preceding the date of impairment testing.  The cash flows utilized in goodwill impairment testing differ from actual consolidated cash flows due to exclusion of non-recurring charges.  The cash flow model utilized in the goodwill impairment test involves significant judgments related to future growth rates, working capital needs, discount rates and tax rates, among other considerations.  The Company relies on data developed by business unit management as well as macroeconomic data in making these calculations.  The discounted cash flow model utilizes a risk adjusted weighted average cost of capital to discount estimated future cash flows.  Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of a given reporting unit.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the implied fair value of the reporting unit’s goodwill.  The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recorded equal to the difference.  Platform performed its annual goodwill assessment on October 1, and no goodwill impairment charges were recorded for the year ended December 31, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

However, in performing the first step of the goodwill impairment test for the year ended December 31, 2014, the excess of the fair value of the Offshore and ASF Americas reporting units over their carrying values were 7.6% and 11.1% respectively.  Goodwill assigned to the Offshore and ASF Americas reporting units totaled $364 million and $78.3 million, respectively.  We determine the fair value of these reporting units as follows:

•
Valuation Techniques - we use discounted cash flow analyses, which require assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, we consider guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations.  The annual revenue growth rates used in the initial seven year period range from (0.7%) to 9% for Offshore and 2.3% to 5.9% for ASF Americas.  The long-term growth rates used in determining the terminal value of the Offshore and ASF Americas reporting units were estimated at 3.5% and 3.0%, respectively based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

•
Discount Rate Assumptions - Discount rates are estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate of 10.5% for both offshore and ASF Americas.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value.  We perform sensitivity analyses around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  Based on the sensitivity analysis performed for the Offshore reporting unit, a 1% decrease it the terminal growth rate or a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.  For ASF Americas, a 1% decrease it the terminal growth rate does not result in the carrying value exceeding their fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.  Ultimately, if any of these assumptions do not materialize in a manner consistent with the Company’s expectations, including discounts rates, annual revenue growth rates and terminal growth rates, there is risk of impairment to recorded goodwill.

Indefinite-lived intangible assets consist of certain tradenames which are reviewed for potential impairment on an annual basis, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.  MacDermid’s annual test for indefinite-lived intangible assets impairment was historically performed as of April 1.  Our annual impairment testing date for indefinite-lived intangible assets is October 1.  Indefinite-lived intangible assets are reviewed for impairment by comparing the estimated fair value of the indefinite-lived intangible assets to the carrying value.  The estimated fair value of these intangible assets is determined using the “relief from royalty” approach.  An impairment loss is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value.

 PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite-Lived Intangible Assets – Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from eight to 30 years for customer lists,  five to 14 years for developed technology, five to 20 years for tradenames and one to five years for non-compete agreements.  The Company evaluates long-lived assets, such as property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  If circumstances require a long-lived asset group to be tested for possible impairment, the Company first determines if the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Asset Retirement Obligations – The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred, if a reasonable estimate of fair value can be made.  Upon initial recognition of a liability, the Company capitalizes the cost of the asset retirement obligation by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased for changes in its present value as accretion through interest expense and the capitalized cost is depreciated over the useful life of the related asset.

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

Effective January 1, 2014, the Company also provides benefits under the Platform Specialty Products Employee Savings & 401(k) Plan, or PSP 401(k) Plan, for substantially all domestic employees, which consists of two components: a profit-sharing/ non-elective component funded by the Company as well as a defined contribution 401(k) component.  Under the discretionary profit sharing and/or non-elective component, the Company made a non-elective contribution to the MacDermid, Incorporated Employee Savings and 401(k) Plan of $1.4 million during the first quarter of 2015 for the year ended December 31, 2014.  Under the 401(k) component, on a yearly basis, the Company may determine to make contributions that match some or all of the participants’ contributions and contributed $0.7 million to the plan in 2014.

 The Predecessor also provided a defined contribution 401K Plan (401(a), (k) and 501(a)) for substantially all domestic employees, with the ability to make discretionary contributions to the 401K Plan.  Effective with the MacDermid Acquisition on October 31, 2013, this 401K Plan was terminated.  There were no such discretionary contributions made for the Predecessor 2013 and 2012 Periods.

Post-retirement – The Company currently accrues for post-retirement health care benefits for U.S. employees hired prior to April 1, 1997.  The post-retirement health care plan is unfunded.

Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable, contingent consideration and current and long-term debt.  The Company believes that the carrying value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable are representative of their respective fair values because of the short maturities of these instruments.  Available for sale equity investments are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive (loss) income.  See Note 11 for the fair value of the Company’s financial instruments.

Foreign Currency Translation – Primarily all of the Company’s foreign subsidiaries use their local currency as their functional currency.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using foreign currency exchange rates prevailing as of the balance sheet dates.  Revenue and expense accounts are translated at weighted-average foreign currency exchange rates for the periods presented.  Cumulative currency translation adjustments are included in other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets.  Net gains and losses from transactions denominated in a currency other than the functional currency of the entity are included in Other (expense) income in the Consolidated Statements of Operations.

 PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition – The Company recognizes revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete.  This occurs when products are shipped to or received by the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectability is probable and pricing is fixed or determinable.  Shipping terms are customarily “FOB shipping point” and do not include right of inspection or acceptance provisions.  Equipment sales arrangements may include right of inspection or acceptance provisions, in which case revenue is deferred until these provisions are satisfied.

Cost of Sales – Cost of sales consists primarily of raw material costs and related purchasing and receiving costs used in the manufacturing process, direct salary and wages and related fringe benefits, packaging costs, shipping and handling costs, plant overhead and other costs associated with the manufacture and distribution of the Company’s products.  For the year ended December 31, 2014, cost of sales included a manufacturer’s profit in inventory adjustment of $35.5 million associated with inventory revaluations related to the MacDermid, Agriphar and CAS Acquisitions, and for the Successor 2013 Period, cost of sales included a manufacturer’s profit in inventory adjustment of $23.9 million related to the MacDermid Acquisition.

Shipping and Handling Costs – Costs related to shipping and handling are recognized as incurred and included in cost of sales in the Consolidated Statements of Operations.

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

Income Taxes – The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as the net change in deferred tax assets and liabilities during the period.  Deferred income taxes are recorded at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities.  A valuation allowance is assessed and recorded when it is estimated that it becomes more likely that not than the full value of a deferred tax asset may not be realized.  Deferred federal and state income taxes are not provided on the undistributed earnings of certain foreign subsidiaries where management has determined that such earnings have been permanently reinvested.

Stock-based Compensation Plans – The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation - Stock Compensation”.  Stock-based compensation expense recognized during the period is based on the value of the portion of share-based awards that are ultimately expected to vest. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of restricted stock is determined based on the number of share granted and the closing price of the Company's common stock on the date of grant.  Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net (loss) income per common share assumes the issuance of all potentially dilutive share equivalents using the if converted or treasury stock method, if the effect is not anti-dilutive.  For stock options, it is assumed that the proceeds will be used to buy back shares.  Such proceeds equal the average unrecognized compensation plus the assumed exercise of weighted average number of options outstanding and windfall tax benefits.  For unvested restricted shares, the assumed proceeds equal the average unrecognized compensation expense plus windfall tax benefits.

New Accounting Standards

Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, but entities may apply the guidance retrospectively to all prior periods presented in the financial statements.  The Company does not expect this ASU to have a material impact on its financial statements.

 PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).”  Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration.  This update eliminates the difference in practice by clarify that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016.  The Company is in the process of evaluating the impact of this new ASU.

Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015.  The Company does not expect this ASU to have a material impact on its financial statements.

Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016.  The Company is continuing to evaluate the impact of this new ASU.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.  ACQUISITIONS OF BUSINESSES

CAS Acquisition

On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, after certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock and the assumption of certain liabilities by Platform.  The CAS Acquisition was financed with the proceeds from additional borrowings made under our Amended and Restated Credit Agreement and available cash on hand.  As of December 31, 2014, the Company recognized, in accrued expenses and other current liabilities, a final working capital adjustment of $15.0 million.  Due to regulatory constraints, title to certain CAS businesses located in Russia was not transferred to Platform until the first quarter of 2015.  In connection with the CAS Acquisition, the Company entered into six supply agreements with Chemtura to supply the Company certain products, on an exclusive basis.  These arrangements include capital leases for certain equipment.  We have agreed to fund the asset retirement obligations associated with the related equipment.  Accordingly, we have recognized an asset retirement obligation of $13.2 million.  The agreements will continue until either party provides advance termination notice, with a minimum term of four years.

In line with our business strategy of growing into niche markets and applications, we acquired CAS to enter the agrochemical industry.  CAS is a niche provider of seed treatments and crop protection applications in numerous geographies across seven major product lines – adjuvants, fungicides, herbicides, insecticide, miticides, plant growth regulators and seed treatments.

 PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the CAS Acquisition, the Company incurred $33.9 million in related expenses that are included in “Selling, technical, general and administrative expenses” in the Consolidated Statement of Operations.  CAS contributed revenues of $61.9 million and net losses of $20.5 million to the Company for the period of November 3, 2014 through December 31, 2014.

Agriphar Acquisition

On October 1, 2014, we completed the acquisition of Percival, including Percival’s agrochemical business conducted under the Agriphar trade name.  Pursuant to the terms of the acquisition agreement, MAS Holdings, a newly-formed subsidiary of Platform,  acquired 100% of the equity interests of Percival for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, after certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 unless agreed otherwise in accordance with the terms of the acquisition agreement.  The agreement also stipulates that prior to January 2, 2018, the seller may transfer (i) a maximum of 1/3 of its shares as of January 2, 2016, (ii) 1/3 of its shares as of January 2, 2017 and (iii) 1/3 of its shares as of January 2, 2018, in each case subject to the terms and provisions of a solvency letter described in the Agreement.  Additionally, MAS Holdings granted the seller a put option to sell and transfer all (but not part) of the shares, on (but not prior to) the date that is six months from the closing of the Agriphar Acquisition.  The consideration payable by Platform for the transfer of such shares under the put option is expected to be an amount equal to €15.0 million ($18.2 million based on the December 31, 2014 exchange rate of $1.21 per €1.00).  The put option is recorded in the December 31, 2014, Consolidated Balance Sheet within accrued expense and other current liabilities in the amount of $3.4 million.

We acquired Agriphar in our crop protection vertical as we believe Agriphar’s and CAS’ businesses are very complementary in terms of product range and distribution capabilities.  Agriphar is a European crop protection group supported by a team of researchers and regulatory experts which provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe.

In connection with the Agriphar Acquisition, the Company incurred $4.2 million in related expenses that are included in “Selling, technical, general and administrative expenses” in the Consolidated Statement of Operations.  Agriphar contributed revenues of $26.1 million and net losses of $8.3 million to the Company for the period of October 1, 2014 to December 31, 2014.

MacDermid Acquisition

On October 31, 2013, the Company completed the MacDermid Acquisition.  The total consideration paid in connection with the MacDermid Acquisition and the acquisition of the 3% of MacDermid equity interests not already held by MacDermid Holdings was approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then existing first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation.  As a result of a favorable adjustment to the preliminary estimated working capital factored into the purchase price, the Company received a payment of $8.5 million in January 2014 which was recorded in prepaid expenses and other current assets on the Consolidated Balance Sheets at December 31, 2013 and in “Acquisition of business, net” in the accompanying Consolidated Statements of Cash Flows as of December 31, 2014.

The fair value of contingent consideration was measured based on significant inputs not observable in the market, which are considered to be Level 3 inputs under the FASB ASC Topic 820 fair value hierarchy (see Note 11 – Fair Value Measurements).  Key assumptions included in the fair value calculation of the EBITDA related earnout include a discount rate of approximately 2% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets.  Key assumptions included in the fair value calculation of the stock price related earnout include the fair value of common stock and an assumption of volatility.  The stock price related earnout was calculated using a Monte Carlo simulation.  At the inception of the acquisition, the fair value of the contingent payments was $35.5 million.  As of December 31, 2014 and 2013, the fair value of the contingent consideration was $63.9 million and $34.8 million, respectively.  The $29.1 million increase in fair value, which is recorded in “Selling, technical, general and administrative expenses” in the accompanying Consolidated Statements of Operations, is comprised of $18.8 million primarily related to achieving each of the three stock trading price performance metric targets of the contingent consideration arrangement and $10.3 million in compensation expense associated with the contingent consideration allocated to Tartan.

 PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Immediately prior to the closing of the MacDermid Acquisition, the Retaining Holders, including certain current officers of the Company, executed a RHSA with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for equity in our subsidiary, PDH, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.  This 6.76% ownership has been accounted for as a non-controlling interest in the Company’s financial statements.  Since October 31, 2014, each Retaining Holders is entitled to exchange up to 25% of shares of PDH Common Stock for shares of our common stock, on a one-for-one basis, with the remaining shares of PDH becoming eligible for exchange on November 2015, 2016 and 2017 in 25% increments.  The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million.  As of December 31, 2014, 134,044 shares of our common stock were issued in connection with the exchange of PDH Common Stock, reducing the non-controlling interest to 6.66%.

Upon the closing of the MacDermid Acquisition, the 401K Plan retained a 3% interest in MacDermid. The fair value of the obligation to purchase these shares of $21.0 million was recorded as a redeemable 401(k) interest in the mezzanine section of the Consolidated Balance Sheets at December 31, 2013 since it could be settled in either cash or stock.  On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the 401K Plan, the Company acquired the remaining 3% for $2.6 million in cash (which is reflected in “Acquisition of businesses, net” in the accompanying Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s common stock.

Purchase Price Allocation

The following table summarizes the consideration transferred and transaction related costs incurred to acquire MacDermid, Agriphar and CAS and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

	MacDermid	Agriphar	CAS
Consideration
Cash, net	$916.5	$350.2	$983.1
Equity Instruments	115.4	16.6	52.0
Long-term debt	754.2	-	-
Derivative liability	-	3.5	-
Contingent Consideration	35.5	-	-
Total Consideration	1,821.6	370.3	1,035.1

Transaction related costs	15.2	4.2	33.9

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable	147.4	57.6	150.7
Inventories	115.3	41.5	129.3
Other current assets	26.2	1.6	15.5
Property, plant and equipment	140.9	31.7	11.6
Identifiable intangible assets	729.0	183.0	534.0
Other assets	28.3	5.4	21.5
Current Liabilities	(117.9)	(48.3)	(69.9)
Non-current deferred tax liability	(171.2)	(64.9)	(25.3)
Other long term liabilities	(66.6)	(15.9)	(13.3)
Total identifiable net assets	831.4	191.7	754.1

Goodwill	990.2	178.6	281.0

Total purchase price	$1,821.6	$370.3	$1,035.1

Purchase accounting and purchase price allocation is complete for the MacDermid Acquisition, and substantially complete for the Agriphar and CAS acquisition, with the exception of accounts receivable and inventory for both, as well as legal and environmental reserves for Agriphar, and intangible and tangible asset valuation related to the supply agreements with Chemtura for CAS.  As a part of the CAS acquisition, the Company paid for a 15% equity interest in Certis Europe B.V. that has not been transferred because it is subject to Certis’ approval.  Certis has the option to repurchase the shares at fair value or to approve the share transfer.  The value of the equity interest is estimated at $15.0 million based on market multiples and is classified in other assets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction related costs related to the Agriphar and CAS Acquisitions, as presented above, are recorded in “Selling, technical, general and administrative expenses,” and total $38.1 million for the year ended December 31, 2014.  Transaction related costs related to the MacDermid Acquisition totaled $15.2 million for the Successor 2013 Period and $16.9 million for the Predecessor 2013 Period.

The excess of the cost of the individual acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill.  Of the $1.45 billion of goodwill recorded in connection with the Acquisitions, $194 million is expected to be deductible for tax purposes.

Identifiable intangible assets recorded in conjunction with the Acquisitions have been assigned the following useful lives: eight to 30 years for customer lists, five to 14 years for developed technology, five to 20 years for tradenames and one to five years for non-compete agreements, which results in weighted average useful lives of 20 years, 12 years, 20 years and five years, respectively, for an aggregate weighted average useful life of approximately 16 years at December 31, 2014.

Pro Forma Revenue and Earnings

The following unaudited pro forma summary presents consolidated information of the Company as if the Agriphar and CAS acquisitions had occurred on January 1, 2013:

	Revenue	Net Income (Loss) attributable to Shareholders

Pro Forma Year Ended 12/31/14	$1,405.9	$46.4

Pro Forma Year Ended 12/31/13	$731.8	$(229.5)

In 2014, the Company incurred $29.8 million of acquisition-related expenses, net of taxes, which have been reflected in the pro forma earnings above as if they had been incurred in 2013.  These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2013.

As the Company’s inception date was April 23, 2013, no pro-forma financial disclosures were necessary for the MacDermid Acquisition as all of the results of operations of MacDermid were included in the Successor and Predecessor 2013 Periods.

Other

During the year ended December 31, 2014, we also acquired a business for $30.5 million, after certain post-closing working capital and other adjustments (including the assumption of approximately $0.4 million of indebtedness), within our Performance Materials segment.  Assets and liabilities of the acquired business were recorded as of the date of acquisition based on their estimated fair value as determined in a purchase price allocation.  The Company’s allocation of purchase price for this acquisition included net current assets and current liabilities of $1.2 million each, property, plant and equipment of $0.2 million, deferred tax liability of $3.6 million, identifiable intangible assets of $18.0 million and goodwill of $16.3 million.  No goodwill from this acquisition is expected to be deductible for tax purposes.  Of the $18.0 million of acquired intangible assets, $14.6 million was assigned to customer lists, $1.9 million to non-compete agreements and $1.5 million to tradenames and developed technology.  Pro forma revenue and earnings related to this business have not been presented as they were deemed not significant.

Arysta Acquisition

On February 13, 2015, we completed the Arysta Acquisition pursuant to a certain share purchase agreement, dated October 20, 2014, as amended, with the Original Seller, for $3.57 billion, consisting of $2.93 billion in cash, subject to working capital and other adjustments, and the issuance of $600 million of Platform’s Series B Preferred Stock to the Seller.

We acquired Arysta to expand our presence in the agrochemical business, complementing our recent acquisitions of Agriphar and CAS.  Arysta has a solutions-oriented business model that focuses on product innovation to address grower needs.  Arysta’s solutions are delivered on a local basis, utilizing globally managed patented and proprietary off-patent agrochemical AIs and biosolutions, complemented by a broad portfolio of regionally managed off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta employs a targeted market strategy aimed at specific regions and crops where it is believed that its market position, product portfolio and capabilities enable Arysta to achieve sustainable high growth and a strong leadership position.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Arysta Acquisition, the Company incurred $6.4 million in related expenses through December 31, 2014 that are included in “Selling, technical, general and administrative expenses” in the Consolidated Statement of Operations.

 The initial purchase accounting and purchase price allocation for the Arysta Acquisition have not been completed at the date of this filing given the proximity to the acquisition date.  The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

3.  INVENTORIES

The major components of inventory were as follows:

	December 31, 2014	December 31, 2013

Finished goods	$154.9	$58.3
Raw materials and supplies	49.5	29.9
Equipment	1.4	1.4
Total inventory, net	$205.8	$89.6

In connection with the Agriphar and CAS acquisitions, finished goods were marked up by $9.4 million and $36.1 million, respectively, to reflect fair value.  Of the total mark up, $23.5 million was charged through the Consolidated Statement of Operations for the year ended December 31, 2014 based on our estimated inventory turnover.  The remaining portion of the mark up of $22.0 million is included in finished goods at December 31, 2014.

For the Successor 2013 Period, in connection with the MacDermid Acquisition, finished goods were marked up by $35.9 million to reflect fair value.  Of this amount, $23.9 million was charged through the Consolidated Statement of Operations in the Successor 2013 Period based on our estimated inventory turnover, and the remaining $12.0 million was charged through the Consolidated Statement of Operations during 2014.

4.  PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment were as follows:

	December 31, 2014	December 31, 2013

Land and leasehold improvements	$36.6	$29.9
Buildings and improvements	51.1	38.9
Machinery, equipment, fixtures and software	101.2	63.5
	188.9	132.3
Less: accumulated depreciation	(18.1)	(3.9)
	170.8	128.4
Construction in process	4.2	7.8
Property, plant and equipment, net	$175.0	$136.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2014, the Company recorded depreciation expense of $19.3 million.  For the Successor and Predecessor 2013 Periods, the Company and the Predecessor recorded depreciation expense of $3.9 million and $10.5 million, respectively.  For the year ended December 31, 2012, the Predecessor recorded depreciation expense of $15.1 million.

5.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Performance Materials	Graphic Solutions	AgroSolutions	Total
Predecessor:
Balance, December 31, 2012	$447.7	$28.5	$-	$476.2
Foreign currency translation and other	(4.4)	-	-	(4.4)
Balance, October 31, 2013	$443.3	$28.5	$-	$471.8

Successor:
Balance, April 23, 2013 (Inception)	$-	$-	$-	$-
Addition from acquisitions	761.5	228.7	-	990.2
Foreign currency translation and other	(1.1)	0.7	-	(0.4)
Balance, December 31, 2013	760.4	229.4	-	989.8
Addition from acquisitions	16.3	-	459.6	475.9
Foreign currency translation and other	(37.3)	(7.6)	(15.5)	(60.4)
Balance, December 31, 2014	$739.4	$221.8	$444.1	$1,405.3

During the fourth quarter of 2014, the Company performed its annual impairment analysis of goodwill at the reporting unit level.  Our goodwill impairment testing analysis uses an income approach derived from a discounted cash flow model to estimate the fair value of our reporting units.  Based on those projections and other assumptions used in the analysis, the Company concluded that the fair values of the reporting units exceeded the carrying values of their net assets.  As a result, there was no impairment of goodwill in 2014.  However, in performing the first step of the goodwill impairment test for the year ended December 31, 2014, the excess of the fair value of the Offshore and ASF Americas reporting units over their carrying values were 7.6% and 11.1% respectively.  Goodwill assigned to the Offshore and ASF Americas reporting units totaled $364 million and $78.3 million, respectively.  There were no other events or changes in circumstances which indicated that goodwill might be impaired.

The carrying value of indefinite-lived intangible assets other than goodwill, which consists solely of tradenames, was $69.3 million and $70.9 million at December 31, 2014 and 2013, respectively.

Intangible assets subject to amortization were as follows:

	December 31, 2014			December 31, 2013

	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value

Customer lists	$613.6	$(71.6)	$542.0	$494.0	$(6.4)	$487.6
Developed technology	760.5	(50.8)	709.7	164.2	(2.4)	161.8
Tradenames	19.7	(1.0)	18.7	-	-	-
Non-compete agreement	1.9	(0.1)	1.8	-	-	-
Total	$1,395.7	$(123.5)	$1,272.2	$658.2	$(8.8)	$649.4

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Useful lives range from eight to 30 years for customer lists, five to 14 years for developed technology, five to 20 years for tradenames and one to five years for non-compete agreements, which results in weighted average useful lives of 20 years, 12 years, 20 years and five years, respectively, for an aggregate weighted average useful life of approximately 16 years at December 31, 2014.

For the year ended December 31, 2014, the Company recorded amortization expense on intangible assets of $67.4 million.  For the Successor and Predecessor 2013 Periods, the Company and the Predecessor recorded amortization expense on intangible assets of $8.9 million and $22.4 million, respectively.  For the year ended December 31, 2012, the Predecessor recorded amortization expense on intangible assets of $27.1 million.

Estimated future amortization of intangible assets for each of the next five fiscal years from 2015 through 2019 is $111 million per year.

6.  EQUITY COMPENSATION PLANS

On June 12, 2014, the Company’s stockholders approved the Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan.  The 2013 Plan is to be administered by a committee designated by the Company’s Board consisting of not less than two directors; provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board may exercise any power or authority granted to the committee under the 2013 Plan.  At December 31, 2014, the total number of common shares of our Company that may be subject to the granting of awards under the 2013 Plan is equal to 15,500,000 shares (subject to increase in accordance with the terms of the 2013 Plan).  As of December 31, 2014, 9,242 shares of common stock were issued under the Plan.  As of December 31, 2014, five officers, six directors, 2,486 employees and one consultant were eligible to participate in the 2013 Plan.

On March 6, 2014, the Board approved a grant of 329,823 RSUs, effective on June 12, 2014 with approval of the 2013 Plan, to certain employees that cliff vest on December 31, 2020.  The RSUs are subject to an EBITDA performance condition and a share price market condition that are similar in terms to those discussed in Note 2 – “Acquisitions of Businesses” related to the MacDermid contingent consideration arrangement.  Additionally, the number of shares of common stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities.  The combined undiscounted maximum cash value of all RSU’s issued is approximately $7.1 million which is being recognized as compensation expense over the period from grant to the vesting date.  Compensation expense associated with these awards was $0.6 million for the year ended December 31, 2014.

On March 6, 2014, the Board approved a grant of 9,242 RSUs to certain directors of the Company, effective on June 12, 2014 with approval of the 2013 Plan, which immediately vested.  Compensation expense of $0.3 million associated with these awards was fully recognized in 2014.  On July 31, 2014 such RSUs were settled in shares of common stock and issued to such directors.

During the year ended December 31, 2014, the Board approved grants totaling of 139,610 RSUs to certain employees of the Company and 2,500 RSUs to non-employees with approval of the 2013 Plan, with grant-date fair values ranging from $20.97 to $28.36 per share.  Vesting periods range from 36 to 60 months for RSU’s issued to employees, and 10 month for those issued to non-employees.  The RSUs are subject to an EBITDA performance condition that must be achieved in the final vesting year.  For the year ended December 31, 2014, compensation expense associated with these awards totaled $0.4 million and administrative expense totaled less than $0.1 million.

Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014.  The Board approved a maximum of 5,178,815 shares of Common Stock, which were reserved and made available for issuance under the ESPP.  As of December 31, 2014, 11,139 shares have been issued under, and 513 persons were eligible to participate in the ESPP.

On May 17, 2013, MacDermid issued an aggregate 250,000 option deeds to its non-founder Directors with an exercise price of $11.50 per share, expiring five years from the date of completion of the MacDermid Acquisition and which vested as of the completion of the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method over the vesting period.  The following assumptions were used: exercise price of $11.50, expected stock price volatility of 18.49%, risk free rate of interest of 0.37% and an expected life of options of 5.0 years.  The options vested on October 31, 2013, the date of the MacDermid acquisition, with a weighted average remaining contractual life of 4.4 years.  Stock based compensation expense from option deeds was $0.2 million for the Successor 2013 Period.  The options vested and accordingly, the total value of the options at issuance was amortized over the period from inception to October 31, 2013.

Predecessor Period

On January 29, 2013, the Predecessor authorized for issuance 5,000,000 C Shares.  The C Shares were allocated to three tranches of 1,666,666 shares each and defined as Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares.  The Class C-1 Junior Shares vested upon the grant date of January 29, 2013.  Class C-2 Junior Shares were to vest on January 1, 2014 and the Class C-3 Junior Shares were to vest on January 1, 2015.  The number of issued and awarded Class C Junior Shares was 4,890,000 shares or 1,630,000 shares each for the Class C-1 Junior Shares, Class C-2 Junior Shares and Class C-3 Junior Shares.  The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings based on the estimated equity value of the Predecessor.  The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings upon a change in control, liquidating event or initial public offering.  Payment for the C shares required continued employment through a change in control, liquidating event, or initial public offering.  The C Shares were considered liability-classified awards with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period.  During the Predecessor 2013 Period, $9.0 million was recognized as compensation expense related to the C Shares due to the consummation of the MacDermid Acquisition eliminating the risk that consummation of the business combination will not occur.

7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS

The Company has multiple deferred compensation arrangements, which are described below.  The Company has defined benefit pension plans for certain domestic and foreign employees, a SERP (supplemental executive retirement plan) for executive officers and a post-employment benefits program for certain domestic employees.  Aggregate amounts charged to earnings for these plans by the Company for the year ended December 31, 2014 and the Successor and Predecessor 2013 Periods was ($2.1) million, ($2.7) million and $3.5 million, respectively.  In connection with the MacDermid Acquisition as discussed in Note 2, the Pension Plan was closed to new participants.  Credited service was frozen for all grandfathered employees. Credited service, average monthly compensation, final average compensation, and covered compensation were frozen for all non-grandfathered employees.  The action resulted in a curtailment gain of $3.0 million, which was recorded in the Successor 2013 Period.  For the year ended December 31, 2012, $3.2 million was charged to earnings.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic Defined Benefit Pension Plan

The Pension Plan is a non-contributory domestic defined benefit pension plan.  It provides retirement benefits based upon years of service and compensation levels.  At December 31, 2014 and 2013, the projected benefit obligation for the Pension Plan was $150.5 million and $131.3 million, respectively.  The measurement date used to determine pension and other postretirement benefits was December 31, 2014 and 2013, at which time the minimum contribution level for the following year was determined.  The Company does not currently expect contributions will be required in 2015 or in each of the four years thereafter.

An investment committee, appointed by the Board, manages Pension Plan assets in accordance with the Pension Plan’s investment policies.  The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments.  The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.   Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash.  The corporate bond mutual funds held by the Pension Plan include primarily corporate bonds from companies from diversified industries located in the U.S.  The listed stocks are investments in large-cap and mid-cap companies located in the U.S.  The limited partnership funds primarily include listed stocks located in the U.S.  The weighted average asset allocation of the Pension Plan was 25% equity securities, 58% limited partnership interests and managed equity funds, 9% bond mutual fund holdings and 8% cash at December 31, 2014.  As of December 31, 2013, the weighted average asset allocation of the Pension Plan was 22% equity securities, 65% limited partnership interests and managed equity funds, 9% bond mutual fund holdings and 4% cash.

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

Supplemental Executive Retirement Plan

The Company sponsors a SERP that entitles certain executive officers to the difference between the benefits actually paid to them and the benefits they would have received under the Pension Plan were it not for certain restrictions imposed by the Internal Revenue Service Code, which relate to the amount of annual compensation which may be taken into account in determining benefits under the SERP.  Covered compensation under the SERP includes an employee’s annual salary and bonus.  At December 31, 2014 and 2013, the projected benefit obligation under the SERP was $7.1 million and $6.1 million, respectively.

Foreign Pension Plans

The Company has a U.K. Pension Plan, which represents retirement and death benefit plans covering employees in the U.K.  The U.K. Pension Plan is comprised of a defined benefit plan and a defined contribution plan.  The defined benefit plan was closed to new entrants and, effective March 31, 2000, existing active members ceased accruing any further benefits exclusive of adjustments for an inflation factor.  The defined contribution plan is structured whereby the Company contributes an amount equal to a specified percentage of each employee’s contribution up to an annual maximum contribution per participant.

The projected benefit obligation of the U.K. Pension Plan was $83.2 million and $67.6 million at December 31, 2014 and 2013, respectively.  The measurement date used to determine U.K. Pension Plan benefits is December 31.  Effective October 13, 2014, the trustees of the U.K. Pension Plan entered into a “Buy-In” agreement with Pension Insurance Corporation plc, or PIC, to transfer the benefit obligation to PLC for approximately GBP 49.7 million.  The “Buy-In” phase of the U.K. Pension Plan is expected to occur during the second half of 2015, at which point, the obligation will be settled and gain or loss will be recorded.

As of December 31, 2014, 89% of the U.K. Pension Plan portfolio was replaced with an insurance “buy-in” policy, and included 10% pooled bond funds and 1% cash.  As of December 31, 2013, the weighted-average asset allocation of the U.K. Pension Plan was 84% pooled bond funds, 13% pooled equity funds and 3% cash.  An independent trustee committee, appointed by Company management and employees participating in the U.K. Pension Plan meet to assess risk factors, rates of return, and asset allocations prescribed by the committee’s investment policy statement.  In addition, an annual review is conducted to ensure that proper funding levels are maintained so the U.K. Pension Plan can meet its obligations as they become due.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain other foreign subsidiaries maintain benefit plans that are consistent with statutory practices but do not meet the criteria for accounting rules under defined benefit plans under ASC 715-30 Compensation – Retirement Benefits – Defined Benefit Plans - Pensions.  These benefit plans had obligation balances of $4.1 million and $3.8 million as of December 31, 2014 and 2013, respectively and are excluded from Retirements Benefits and from the accompanying tables of pension benefits.

Domestic Defined Benefit Post-Retirement Medical and Dental Plan

The Company sponsors a defined benefit post-retirement medical and dental plan that covers all of its domestic full-time employees, hired prior to April 1, 1997, who retire after age fifty-five, with at least ten to twenty years of service (depending upon the date of hire).

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were approved in the U.S.  Such Health Care Acts include several provisions that may affect a company’s postretirement benefit plans.  The Company has evaluated the effects of the Health Care Acts and has concluded that there was no current impact on the Company’s domestic defined benefit post-retirement medical and dental plans.

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

The projected benefit obligation for the post-retirement plan at December 31, 2014 was comprised of 27% retirees, 40% fully eligible active participants and 33% other active participants.  As described above, the annual increase in healthcare cost to the Company is subject to a defined limit of 2% or 4% for post-retirement medical benefits, based on the date of retirement; therefore, the healthcare trend rate assumption has no effect on the amounts reported.

Domestic Defined Benefit Post-Employment Compensation Plan

The Company sponsors a defined benefit post-employment compensation continuation plan that covers all full-time domestic employees.  Employees who have completed at least six months of service, and become permanently disabled and are unable to return to work, are eligible to receive a benefit under the plan.  The benefit may range from one week to a maximum of six months of compensation.  The estimated ongoing after-tax annual cost is not material to the overall consolidated financial statements. The Company does not expect to make any cash contributions to the postretirement benefit plan in 2015 or in each of the four years thereafter.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost of the pension, SERP and post-employment benefit plans were as follows:

	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)

Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic benefit expense:
Service cost	$-	$0.8	$0.7	$0.1	$3.6	$0.6	$3.6	$0.7
Interest cost on the projected benefit obligation	6.9	3.0	1.2	0.5	5.2	2.5	6.1	3.1
Expected return on plan assets	(9.7)	(3.5)	(1.6)	(0.7)	(6.6)	(4.1)	(7.3)	(4.5)
Amortization of prior service cost	-	-	-	-	0.1	-	0.1	-
Amortization of net loss	-	-	-	-	1.6	0.4	0.6	0.5
Plan curtailments	-	-	(3.0)	-	-	-	-	0.1
Net periodic (benefit) cost	$(2.8)	$0.3	$(2.7)	$(0.1)	$3.9	$(0.6)	$3.1	$(0.1)

	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)

Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net periodic benefit expense:
Service cost	$0.1	$-	$-	$-	$0.1	$-	$-	$-
Interest cost on the projected benefit obligation	0.3	-	0.1	-	0.2	-	0.3	-
Amortization of prior service cost	-	-	-	-	(0.1)	-	(0.1)	-
Net periodic cost (benefit)	$0.4	$-	$0.1	$-	$0.2	$-	$0.2	$-

Unrecognized pre-tax actuarial (losses) income recorded in accumulated other comprehensive income were ($21.1) million, $3.5 million, ($30.9) million and ($17.3) million for the year ended December 31, 2014, the Successor 2013 Period, and the Predecessor 2013 and 2012 Periods, respectively. Effective October 13, 2014, the trustees of the U.K. Pension Plan entered into a “Buy-In” agreement with Pension Insurance Corporation plc, or PIC, to transfer the benefit obligation of the U.K. Pension Plan to PLC. As of December 31, 2014, $9.9 million is included in accumulated other comprehensive income related to the U.K. Pension Plan, which is expected to be recognized during the second half of 2015 in connection with the ”Buy-In” agreement.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Key assumptions used to determine the net periodic benefit expense of the pension and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.2%	4.2%	5.1%	4.1%	4.4%	4.2%	5.2%	4.6%
Rate of compensation increase	4.0%	3.4%	4.0%	3.3%	4.0%	3.4%	4.0%	3.4%
Long-term rate of return on assets	7.8%	4.2%	7.8%	4.9%	7.8%	6.5%	7.8%	6.5%

Post-retirement Medical Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.1%	12.4%	5.0%	11.7%	4.4%	10.8%	5.2%	10.8%
Long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize changes in plan assets and funded status of the Company’s pension and SERP plans:

	Pension and SERP Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Projected Benefit Obligation:
Beginning of period balance	$137.4	$73.1	$-	$-	$144.3	$75.0	$121.5	$67.6
Acquisitions	-	-	142.0	72.9	-	-	-	-
Service cost	-	0.8	0.7	0.1	3.6	0.6	3.6	0.7
Interest cost	6.9	3.0	1.2	0.5	5.2	2.5	6.1	3.1
Plan curtailment	-	-	(3.0)	0.2	-	-	-	-
Actuarial (gain)/ loss due to assumption change	18.1	20.2	(2.8)	(1.0)	(7.1)	1.6	15.4	3.9
Actuarial (gain)/ loss due to plan experience	(0.6)	1.6	-	(0.2)	(0.6)	(3.2)	1.5	0.5
Benefits and expenses paid	(4.2)	(4.3)	(0.7)	(0.9)	(3.4)	(2.7)	(3.8)	(3.6)
Settlement	-	(0.5)	-	(0.5)	-	-	-	(0.3)
Translation adjustment	-	(5.6)	-	2.0	-	(0.9)	-	3.1
End of period balance	$157.6	$88.3	$137.4	$73.1	$142.0	$72.9	$144.3	$75.0

	Pension and SERP Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Fair Value of Plan Assets:
Beginning of period balance	$127.0	$88.1	$-	$-	$102.6	$79.6	$91.0	$68.1
Acquisitions	-	-	123.3	86.8	-	-	-	-
Actual return on plan assets, net of expenses	11.2	16.0	4.4	(2.5)	21.7	7.4	9.4	6.6
Employer contributions	-	0.2	-	2.5	2.3	2.7	6.0	5.1
Benefits paid	(4.2)	(3.5)	(0.7)	(0.7)	(3.3)	(2.2)	(3.8)	(3.2)
Settlement	-	(0.5)	-	(0.6)	-	-	-	(0.3)
Translation adjustment	-	(5.8)	-	2.6	-	(0.7)		3.3
End of period balance	$134.0	$94.5	$127.0	$88.1	$123.3	$86.8	$102.6	$79.6

Funded status of plan	$(23.6)	$6.2	$(10.4)	$15.0	$(18.8)	$13.9	$(41.7)	$4.6

The accumulated benefit obligation for all defined benefit pension plans was $231.5 million and $191.8 million at December 31, 2014 and 2013, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the Company’s post-retirement medical benefit obligations:

	Post-retirement Medical Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Accumulated Postretirement Benefit:
Beginning of period balance	$6.8	$0.3	$-	$-	$6.9	$0.4	$6.0	$-
Acquisitions	-	-	6.7	0.3	-	-	-	-
Service cost	0.1	-	-	-	-	-	0.1	-
Interest cost	0.3	-	0.1	-	0.2	-	0.3	-
Employee contributions	-	-	-	-	0.2	-	0.3	-
Actuarial loss/(gain) due to assumption change	0.5	-	0.1	-	(0.1)	(0.1)	0.6	-
Actuarial loss/(gain) due to plan experience	-	-	-	-	(0.1)	-	0.2	-
Other	-	-	-	-	-	-	-	0.4
Benefits and expenses paid	(0.3)	-	(0.1)	-	(0.5)	-	(0.6)	-
End of period balance	$7.4	$0.3	$6.8	$0.3	$6.6	$0.3	$6.9	$0.4

	Post-retirement Medical Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Change in Fair Value of Plan Assets:
Beginning of period balance	$-	$-	$-	$-	$-	$-	$-	$-
Employer contributions	0.3	-	0.1	-	0.3	-	0.3	-
Employee contributions	-	-	-	-	0.2	-	0.3	-
Benefits paid	(0.3)	-	(0.1)	-	(0.5)	-	(0.6)	-
End of period balance	$-	$-	$-	$-	$-	$-	$-	$-
Funded status of plan	$(7.4)	$(0.3)	$(6.8)	$(0.3)	$(6.6)	$(0.3)	$(6.9)	$(0.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the Consolidated Balance Sheets consist of the following:

	December 31, 2014	December 31, 2013

Prepaid pension assets
Foreign pension	$10.2	$19.1
Total long term assets	10.2	19.1

Other current liabilities
Domestic pension	0.4	-
Total current liabilities	0.4	-

Retirement benefits, less current portion
Domestic pension & SERP	23.2	10.4
Foreign pensions	4.0	4.0
Domestic post-retirement medical benefits	7.4	6.8
Foreign post-retirement medical benefits	0.3	0.2
Total non-current liabilities	$34.9	$21.4

Key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
	December 31, 2014		December 31, 2013
	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to measure benefit obligations at measurement date:
Discount rate	4.2%	2.5%	5.2%	4.2%
Rate of compensation increase	3.5%	2.9%	4.0%	3.3%

	Post-retirement Medical Benefits
	December 31, 2014		December 31, 2013
	Domestic	Foreign	Domestic	Foreign
Weighted average assumptions used to measure benefit obligations at measurement date:
Discount rate	4.2%	12.5%	5.1%	12.4%

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of the following:

	Pension and SERP Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net actuarial gain (loss)	$(10.4)	$(10.1)	$5.7	$(2.1)	$10.5	$10.8	$(35.0)	$(16.9)
Prior service credits (costs)	-	-	-	-	0.6	-	(0.7)	-
	$(10.4)	$(10.1)	$5.7	$(2.1)	$11.1	$10.8	$(35.7)	$(16.9)

	Post-retirement Medical Benefits
	For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013		For the year ended December 31, 2012
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Net actuarial (loss) gain	$(0.6)	$-	$(0.1)	$-	$0.1	$(0.1)	$0.3	$-
Prior service (costs) credits	-	-	-	-	(0.5)	0.3	(0.6)	0.4
	$(0.6)	$-	$(0.1)	$-	$(0.4)	$0.2	$(0.3)	$0.4

The major categories of assets in the Company’s various defined benefit pension plans as of December 31, 2014 and 2013 are presented in the following tables. Assets are segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 11 - Fair Value Measurements). The Company’s domestic and foreign post-retirement plans are unfunded.

		Fair Value Measurements Using
	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$28.9	$28.9	$-	$-
Pooled funds holding global fixed income securities	9.2	-	9.2	-
Mutual funds holding U.S. Treasury Securities	11.8	11.8	-	-
Mutual funds holding domestic securities	4.8	4.8	-	-
Limited partnership interests(a)	77.1	-	77.1	-
Designated benefit fund(b)	1.1	-	1.1	-
Insurance "Buy-In" Policy (c)	83.2	-	-	83.2
Cash and cash equivalents	12.4	12.4	-	-
Total	$228.5	$57.9	$87.4	$83.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$23.2	$23.2	$		$-
Pooled funds holding global equity securities	10.9	-		10.9	-
Pooled funds holding global fixed income securities	72.8	-		72.8	-
Mutual funds holding U.S. Treasury Securities	11.8	11.8		-	-
Mutual funds holding domestic securities	4.2	4.2		-	-
Limited partnership interests(a)	82.4	-		82.4	-
Designated benefit fund(b)	1.5	-		1.5	-
Cash and cash equivalents	8.4	8.4		-	-
Total	$215.2	$47.6		$167.6	$-

(a)	This category represents limited partner investments with general partners that invest in equity securities.
(b)	This category includes assets held in a fund with the Bank of Taiwan as prescribed by the Taiwan government in accordance with local statutory rules.
(c)	This category represents assets in the U.K Pension Plan invested in insurance contract with PIC in connection with “Buy-In” of U.K Pension Plan.

The Company’s retirement plan assets are reported at fair value. Level 1 assets include investments in publicly traded equity securities and mutual funds. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges. Level 2 assets consist of global fixed-income securities, limited partnership interests and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Plan assets that are invested in limited partnership interests and commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying fair value of investments of the fund. During the Successor 2013 Period, Level 3 assets included investments in pooled funds holding real estate in the United Kingdom which were valued using discounted cash flow models which considered long-term lease estimates, future rental receipts and estimated residual values. Those assets were sold during the Successor 2013 Period.

As of December 31, 2014, expected future benefit payments related to the Company’s defined benefit plans were as follows:

Year End	Domestic	Foreign	Postretirement Benefits	Total
2015	$8.5	$3.3	$0.4	$12.2
2016	7.3	0.3	0.4	8.0
2017	6.7	0.3	0.4	7.4
2018	6.6	0.4	0.4	7.4
2019	7.0	0.4	0.4	7.8
Subsequent five years	40.2	2.0	2.2	44.4
Total	$76.3	$6.7	$4.2	$87.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

(Loss) income before income taxes, non-controlling interests and dividends on preferred shares are as follows:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Domestic	$(103.9)	$(7.9)	$(74.2)	$(36.8)
Foreign	73.0	(193.5)	100.7	107.8
Total	$(30.9)	$(201.4)	$26.5	$71.0

Income tax (benefit) expense consisted of the following:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
U.S.:
Federal	$(0.6)	$0.3	$(5.3)	$1.8
State and local	0.4	0.1	0.3	0.5
Foreign	36.7	1.3	22.8	30.7
Total current	36.5	1.7	17.8	33.0
Deferred:
U.S.:
Federal	(18.3)	(2.1)	(3.1)	(4.9)
State and local	0.4	(0.3)	0.1	0.1
Foreign	(25.3)	(5.1)	(1.8)	(3.5)
Total deferred	(43.2)	(7.5)	(4.8)	(8.3)
(Benefit) Provision for income taxes	$(6.7)	$(5.8)	$13.0	$24.7

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (benefit) expense differed from the amounts computed by applying the U.S. Federal statutory tax rates to pretax income, as a result of the following:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%	35.0%

Taxes computed at U.S. statutory rate	$(10.8)	$(70.5)	$9.3	$24.8

State income taxes, net of Federal benefit	0.8	0.4	(2.2)	(0.4)
Preferred dividend valuation	-	60.2	-	-
Tax on foreign operations	(7.7)	0.4	0.8	(11.6)
Net change in reserve	1.5	(0.7)	(0.1)	5.7
Change in valuation allowances	0.2	(0.9)	3.6	6.9
Provision for tax on undistributed foreign earnings	(3.7)	0.8	(0.7)	0.2
Change of tax rate	(0.5)	-	(0.5)	(1.0)
Non-deductible Transaction Costs	6.5	4.2	1.9	-
Foreign exchange impact on provision	-	-	0.1	0.1
Purchase Price Contigency	6.6	-	-	-
Other, net	0.4	0.3	0.8	-
Income tax (benefit) expense	$(6.7)	$(5.8)	$13.0	$24.7
Effective tax rate	21.65%	2.89%	48.95%	34.78%

The Company has provided deferred taxes under ASC 740-30-25, formerly APB 23, for the presumed repatriation to the United States earnings from several non-U.S. subsidiaries. The indefinite reversal criterion of ASC 740-30-25 allows the Company to overcome that presumption to the extent the earnings are indefinitely reinvested outside the United States. The Company has not recognized a deferred tax liability for U.S. taxes on the undistributed earnings of certain foreign subsidiaries which have been determined to be indefinitely reinvested. The undistributed earnings of those subsidiaries were $264 million at December 31, 2014. The estimated tax liability related to the undistributed earnings of foreign subsidiaries that are indefinitely reinvested is approximately $43.5 million December 31, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

Deferred tax assets:
Accounts receivable	$5.9	$1.7
Inventory	-	3.3
Accrued liabilities	9.7	3.7
Employee benefits	20.2	12.3
Research and development costs	11.2	14.1
Tax credits	39.3	34.0
Net operating losses	17.5	21.4
Goodwill	31.8	-
Other	12.5	8.2
Total deferred tax assets	148.1	98.7
Valuation allowance	(19.7)	(15.8)
Total gross deferred tax assets	128.4	82.9

Deferred tax liabilities:
Plant and equipment	19.7	17.5
Intangibles	280.7	210.4
Undistributed foreign earnings	2.6	6.3
Other	2.5	8.0
Total gross deferred tax liabilities	305.5	242.2

Net deferred tax liability	$177.1	$159.3

The following schedule presents net current and net long-term deferred tax assets and liabilities as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Net current deferred tax asset	$18.7	$11.0
Net noncurrent deferred tax asset	6.5	(0.5)
	25.2	10.5

Net noncurrent deferred tax liability	202.3	169.8

Total net deferred tax liability	$177.1	$159.3

Net current deferred tax assets are included in prepaid expenses and other current assets and net noncurrent deferred tax assets are included in other assets on the Consolidated Balance Sheets.

Valuation allowances reflect our assessment that it is more likely than not that certain state deferred tax assets and foreign net operating losses will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized resulting in an increase to income tax expense in our results of operations. The valuation allowance for deferred tax assets was $19.7 million and $15.8 million at December 31, 2014 and 2013, respectively. A valuation allowance of $27.2 million will be raised in the first quarter of 2015 as it is more likely than not that the foreign tax credit carryover will no longer be realizable as a result of the Arysta Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the Company had state and foreign net operating loss carry forwards of approximately $314 million and $13.0 million, respectively. The majority of the state net operating loss carry-forwards expire between the years 2016 and 2029. The state net operating loss carry-forwards result in a deferred tax asset of $14.6 million. A valuation allowance of $14.6 million has been provided against the deferred tax asset because it is more likely than not that the Company will not be able to utilize the state net operating losses before they expire. The foreign tax net operating loss carry-forwards expire between the years 2016 through 2030, with some being unlimited in utilization. This results in a deferred tax asset of $3.0 million. A valuation allowance of $1.6 million has been provided against the deferred tax assets associated with certain foreign net operating loss carry-forwards because the recent results of the business units associated with the loss carry-forwards indicate that it is more likely than not that the benefits from the net operating loss carry-forwards will not be fully realized. A valuation allowance of $1.2 million has been provided against other deferred tax assets as it is more likely than not that the benefits will not be realized.

In addition, at December 31, 2014, the Company has approximately $27.2 million, $7.7 million, $2.1 million and $2.3 million of foreign tax credits, research and development credits, alternative minimum tax credits and state tax credits (net of federal tax), respectively, that are available for carryforward. These carry-forward periods range from ten years to an unlimited period of time. A valuation allowance of $2.3 million is provided for the state tax credits as the Company believes the benefits from the credits will not be realized.

Tax Uncertainties

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31, 2014, for the Successor and Predecessor 2013 Periods and the Predecessor 2012 Period:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Unrecognized tax benefits at beginning of period	$25.6	$-	$22.7	$18.8
Additions based on current year tax positions	1.7	0.3	0.8	2.3
Additions based upon prior year tax positions (including acquired uncertain tax positions)	7.4	26.3	0.3	1.7
Reductions due to closed statutes	(6.7)	(1.0)	(0.3)	(0.1)
Reductions for settlements and payments	(0.3)	-	-	-

Total Unrecognized Tax benefits at end of period	$27.7	$25.6	$23.5	$22.7

The Company has $27.7 million of total unrecognized tax benefits as of December 31, 2014, of which $17.6 million, if recognized, would impact the Company’s effective tax rate. The Company made payments in 2014 to settle uncertain tax liabilities of $0.3 million. Due to expected statute of limitations expirations, the Company estimates that $3.5 million of the total unrecognized benefits will reverse within the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense. The Company has $4.7 million and $4.2 million accrued for interest and penalties as of December 31, 2014 and December 31, 2013, respectively. Changes in these balances are recorded in income tax expense or as a reduction of the balance for payments made.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. The Company has closed all U.S. federal tax matters for years through 2010. Federal income tax returns for 2011 through December 2014 are currently open to examination although no audits are ongoing. The Company is undergoing audits in the United Kingdom for the 2009 and 2011 tax years as well as a notification requesting that the 2008 tax year remain open for one subsidiary.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdiction	Open Years
Brazil	2009 through current
Belgium	2011 through current
China	2011 through current
France	2011 through current
Germany	2010 through current
Italy	2010 through current
Japan	2009 through current
Netherlands	2009 through current
Singapore	2010 through current
United Kingdom	2008 through current
United States	2011 through current

9. LONG-TERM DEBT

The Company’s debt consisted of the following:

	December 31, 2014	December 31, 2013

Borrowings under lines of credit	$-	$-
First lien secured credit facility, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at December 31, 2014	743.7	751.3
USD Incremental Loans, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at December 31, 2014	294.9	-
New Tranche B Term Loans, due 2020, interest at the greater of 4.00% or LIBOR plus 3.00%, weighted average interest rate of 4.00% at December 31, 2014	129.0	-
Euro Tranche Term Loans, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%, weighted average interest rate of 4.25% at December 31, 2014	246.2	-
Other	2.1	1.0
Total debt	1,415.9	752.3
Less: current portion debt	(15.1)	(8.0)
Total long-term debt	$1,400.8	$744.3

Minimum future principal payments on long-term debt are as follows:

Year End
2015	$15.1
2016	15.0
2017	14.7
2018	14.6
2019	14.5
Thereafter	1,342.0
Total	$1,415.9

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor Refinancing

On June 7, 2013, we completed a refinancing arrangement whereby the outstanding Tranche B term loan, Tranche C term loan, revolving credit facility and senior subordinated notes payable were replaced with two new senior secured credit facilities. The new senior secured credit facilities consist of (i) a $805 million first lien credit facility allocated between a $755 million term loan denominated in U.S. Dollars, a $25.0 million revolving credit facility denominated in U.S. Dollars and $25.0 million multi-currency revolving credit facility and (ii) a $360 million second lien term loan credit facility denominated in U.S. Dollars. The first lien term loan and related revolving credit facilities accrue interest at the greater of 4.00% or LIBOR plus 3.00% and has quarterly principal payments of $1.9 million. The revolving credit facility portion of the first lien term loan matures June 7, 2018. The first lien term loan matures June 7, 2020. The second lien term loan accrued interest at the greater of 7.75% or LIBOR plus 6.75% and matures December 7, 2020. The first lien term loan was originally issued at a discount of $1.9 million and the second lien term loan was issued at a discount of $3.6 million. The new senior secured credit facilities are guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and are secured by the personal property now owned or hereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly-owned domestic subsidiaries and also 65% of the stock of the Company’s first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms.

Amendments

In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid entered into Amendment No. 1 to the First Lien Credit Agreement and MacDermid paid $373 million in connection with the repayment of the $360 million in principal on the second lien credit facility. Pursuant to Amendment No. 1 Platform became a co-borrower on all obligations under the $50.0 million Revolving Credit Facility and the second term loan and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure. Otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the first lien term loan was marked to fair value by adding the original discount of $1.8 million to the carrying value at the time.

Second Amended and Restated Credit Agreement

On August 6, 2014, we amended and restated the Company’s senior secured credit facilities by entering into Amendment No. 2 to the First Lien Credit Agreement and the Second Amended and Restated Credit Agreement, and agreeing on the implementation of certain Further Amendments upon consummation of the CAS Acquisition to the Second Amended and Restated Credit Agreement. As amended by the Further Amendments, the Second Amended and Restated Credit Agreement generally provides for, among other things, (i) Platform as a borrower under the term loan facility, (ii) increased flexibility with respect to permitted acquisitions, (iii) the ability to request incremental facilities in currencies other than U.S. Dollars, and (iv) securing foreign assets in support of future term loans. The Second Amended and Restated Credit Agreement also allows us, subject to certain limitations, to extend the maturity of our term loans and/or revolving credit commitments.

On October 1, 2014, we and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender entered into the Incremental Amendment to the Second Amended and Restated Credit Agreement for an increase in the Term Loan Facility of the Second Amended and Restated Credit Agreement in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment, such USD Incremental Loans have identical terms as the existing Tranche B Term Loans and are otherwise subject to the provisions of the Second Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.

Pursuant to Amendment No. 2, upon the consummation of the CAS Acquisition on November 3, 2014, the Further Amendments became effective and (i) we borrowed New Tranche B Term Loans in an aggregate principal amount of $130 million through an increase in our existing tranche B term loan facility, (ii) our existing U.S. Dollar revolving credit facility was increased by $62.5 million to $87.5 million and (iii) our existing multicurrency revolving credit facility was increased by $62.5 million to $87.5 million. On the date of the CAS Acquisition, we borrowed $60 million under the U.S. Dollar revolving credit facility and €55 million under the multicurrency revolving credit facility both of which were settled by December 31, 2014. In addition, Euro Tranche Term Loans in an aggregate amount of €205 million ($256 million) were borrowed by a newly formed indirect subsidiary of Platform, MAS Holdings and NAIP. Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement in respect of the Euro Tranche Term Loans and certain additional domestic and foreign subsidiaries of Platform and MacDermid, including MAS Holdings and NAIP, became guarantors under our Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loans and/or other loans incurred under the facility.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the exception of the collateral package as noted above and the interest rate, the terms of the Euro Tranche Term Loans are substantially similar to Platform’s New Tranche B Term Loans and bear interest at a rate per annum equal to an applicable margin plus an adjusted Eurocurrency Rate, calculated as set forth in our Second Amended and Restated Credit Agreement, and mature on June 7, 2020.

The Second Amended and Restated Credit Agreement, as amended by the Further Amendments, contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. The Revolving Credit Facility also impose a financial covenant requiring us, if our borrowings under the Revolving Credit Facility and letter of credit obligations exceed 25% of the revolving credit commitments as of the last day of any fiscal quarter, to maintain a 6.5 to 1.0 ratio of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Second Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. As of December 31, 2014, the Company was in compliance with the debt covenants contained in its credit facilities.

The Second Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on certain other material indebtedness, bankruptcy and insolvency events, material judgments and a change of control of Platform. Upon the occurrence of an event of default, payment of any outstanding loans under the Second Amended and Restated Credit Agreement may be accelerated. Borrowings under the Second Amended and Restated Credit Agreement are also subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions.

The Company also has letters of credit outstanding of $1.0 million and $4.6 million at December 31, 2014 and 2013, respectively. The letters of credit reduce the borrowings available under the new revolving credit facility.

Predecessor Retired Senior Secured Credit Facility

On April 12, 2007, the Predecessor closed three new senior secured credit facilities consisting of (i) a $360 million tranche B term loan credit facility denominated in U.S. Dollars, (ii) a $250 million tranche C term loan credit facility denominated in Euro and (iii) a $50.0 million revolving credit facility denominated in U.S. Dollars.

During the Predecessor 2013 Period, interest payments of $2.1 million and $1.5 million were made on the tranche B and trance C term loans, respectively.

During the Predecessor 2013 Period, principal payments of $218 million were made on the tranche B term loan. The tranche B principal payments for the Predecessor 2013 Period consisted of a quarterly payment of $0.9 million, excess cash flow prepayment of $10.3 million and the retirement payoff of the outstanding balance of $206 million.

During the Predecessor 2013 Period, principal payments of $146 million were made on the tranche C term loan. The principal payments for the Predecessor 2013 Period consist of a quarterly payment of $0.6 million, excess cash flow prepayment of $6.8 million and the payoff of the outstanding balance of $139 million.

During the Predecessor 2013 Period, the Company recorded $1.1 million of other income related to the remeasurement gain on the foreign currency denominated tranche C term loan.

During the year ended December 31, 2012, $3.6 million and $5.1 million of principal and interest payments, respectively, were made on the tranche B term loan and $2.6 million and $3.9 million of principal and interest payments, respectively, were made on the tranche C loan.

During the year ended December 31, 2012, the Predecessor recorded $2.7 million of other expense related to the remeasurement loss on the foreign currency denominated tranche C term loan.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Predecessor Retired Revolving Credit Facility

As discussed above, on April 12, 2007, the Predecessor entered into a $50.0 million revolving credit facility. In May 2012, the revolving credit facility was amended and extended; the facility was retired on June 7, 2013 as part of the refinancing. There were no balances outstanding under the revolving credit facility on the retirement date or as of December 31, 2012. During the Predecessor 2013 and 2012 Periods, the Company paid commitment fees of $0.1 million and $0.3 million, respectively, for the revolving credit facility.

The Predecessor had letters of credit outstanding of $3.9 million at December 31, 2012. The letters of credit reduced the borrowings available under the revolving credit facility. Upon the retirement of this revolving credit facility, the outstanding letters of credit were reissued under the new revolving credit facility.

Predecessor Senior Subordinated Notes

On April 12, 2007, the Predecessor issued $350 million of senior subordinated notes with a fixed interest rate of 9.50% at par. As discussed above and as part of the refinance and recapitalization, the senior subordinated notes were called on June 7, 2013 and $250 million of principal and a redemption premium of $9.4 million were paid to retire the tendered senior subordinated notes. Additionally, $106 million of the new debt proceeds from the refinance and recapitalization were escrowed to pay the outstanding called senior subordinated notes of $101 million. Additionally, proceeds from the refinance were escrowed for a redemption premium of $3.2 million on the called senior subordinated notes outstanding and accrued interest of $2.2 million related to these called senior subordinated notes. The escrowed funds were paid to the holders of the remaining senior subordinated note holders on July 8, 2013.

During the Predecessor 2013 and 2012 Periods, the Company made interest payments of $20.0 million and $33.3 million, respectively, under the senior subordinated notes.

Japanese Senior Secured Bank Debt

In February 2007, the Predecessor borrowed $15.0 million denominated in Japanese Yen in three separate notes that were paid in full by their respective maturity dates between 2009 and 2013. In May 2007, the Predecessor borrowed an additional $7.6 million, denominated in Japanese Yen, which was paid in full in May 2012. In September 2007, the Predecessor borrowed an additional $2.5 million, denominated in Japanese Yen which was paid in full in July 2013. In October 2009, the Predecessor borrowed $5.6 million denominated in Japanese Yen which was paid in full in October 2013.

During the Predecessor 2013 Period, the Company made principal and interest payments of $4.2 million and $0.1 million, respectively, on Japanese senior secured bank debt. During the year ended December 31, 2012, $4.6 million and $0.1 million of principal and interest payments, respectively, were made on the Japanese senior secured bank debt.

Other Debt Facilities

The Company carries various short-term debt facilities worldwide which are used to fund short-term cash needs. As of December 31, 2014 and 2013, there were no borrowings under these other debt facilities. The Company also has various overdraft facilities available. At December 31, 2014 and 2013, the capacity under these overdraft facilities was approximately $20.9 million and $22.1 million, respectively. As of December 31, 2014, the Company’s overdraft lines bore interest rates ranging from 1% to 6.25%.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Autotype subsidiary in the United Kingdom uses the British Pound Sterling, or GBP, as its functional currency while, currently, approximately 35% of its revenues are denominated in U.S. Dollars. In order to protect against the risk of a strengthening GBP, the Corporate Treasury Group entered into forward contracts in each of the last three years on behalf of the Autotype subsidiary to deliver U.S. dollars at a fixed GBP rate and to receive GBP in exchange for the U.S. dollar. As of December 31, 2014, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, was $14.0 million, to be settled within one year. The Company uses the discounted period-end forward rates methodology to determine market value of its forward contracts. As of December 31, 2014, the fair value of these contracts was a current liability of $0.1 million that was recorded as an unrealized loss under other (expense) income in the accompanying Consolidated Statement of Operations.

On September 23, 2014, in connection with the Agriphar and CAS Acquisitions, the Company entered into two separate foreign exchange forward contracts. The first contract was for the Company to buy €277 million at a rate of 1.287845, which was settled on October 1, 2014 with a realized loss of $7.0 million that was recorded as a part of other (expense) income in the accompanying Consolidated Statements of Operations. The second contract was for the Company to sell €204 million at a rate of 1.284 which was settled upon closing of the CAS acquisition on November 3, 2014 with a realized gain of $7.3 million that was also recorded as a part of other (expense) income in the accompanying Consolidated Statements of Operations.

During the Successor and Predecessor 2013 Periods, $0.2 million and ($0.4) million, respectively, of unrealized gains (losses) were recorded in other comprehensive income relating to foreign currency exchange contracts. During the Successor and Predecessor 2013 Periods, the Company recorded realized gains (losses) of $0.1 million and ($0.4) million, respectively, in other income (expense) related to the settlement of foreign exchange contracts. During the year ended December 31, 2012, unrealized gains and (losses) of $0.5 million, net of tax, was recorded to other comprehensive income related to foreign currency hedges. During the years ended December 31, 2012, the Predecessor recorded realized gains of $0.1 million in other income (expense) related to the settlement of hedged foreign exchange contracts.

Interest Rates (Predecessor)

The Predecessor entered into an interest rate collar agreement in June 2007 to protect against interest rate changes on its floating rate U.S. Dollar denominated debt. Such interest rate collar agreement had a floor of 5.20% and a ceiling of 6.25%, a notional amount of $100 million and covered the period from June 30, 2010 through June 30, 2012.

Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate collar agreement are included in interest expense. For the year ended December 31, 2012, the expense recorded in the statement of operations for hedge ineffectiveness was de minimus. For the year ended December 31, 2012, the Predecessor recorded $1.5 million of unrealized gains, net of tax, to Other Comprehensive Income.

During the year ended December 31, 2012, the Company made payments of $2.4 million related to the difference between the interest rate collar agreement rate of 5.20% and the actual interest rate on the Company’s floating rate U.S. Dollar denominated debt. These payments were recorded as interest expense in the Consolidated Statement of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. FAIR VALUE MEASUREMENTS

The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction related costs, as determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market in which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction related costs. However, when using the most advantageous market, transaction related costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.

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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.

The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$15.4	$15.4	$-	$-
Available for sale equity securities	2.3	1.5	0.8	-
Derivatives	0.1	-	0.1	-
Total	$17.8	$16.9	$0.9	$-

Liability Category
Long term contingent consideration	$63.9	$-	$-	$63.9

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurement Using
	December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Asset Category
Money market accounts	$78.6	$78.6	$-	$-
Available for sale equity securities	2.3	1.5	0.8	-
Derivatives	0.2	-	0.2	-
Total	$81.1	$80.1	$1.0	$-

Liability Category
Long term contingent consideration	$34.8	$-	$-	$34.8

Money market accounts are included in cash and cash equivalents in the balance sheet. Available for sale equity securities and acquired investments are included in other long term assets in the balance sheet.

The following table presents the carrying value and estimated fair value of the Company’s long term debt:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value

First lien secured credit facility, including current portion	$743.7	$728.8	$751.3	$752.6
USD Incremental Loans, including current portion	294.9	289.0	-	-
New Tranche B Term Loan, including current portion	129.0	126.5	-	-
Euro Tranche Term Loans, including current portion	246.2	241.3	-	-
Other	2.1	2.0	-	-
	$1,415.9	$1,387.6	$751.3	$752.6

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets and liabilities:

Money market accounts - The Company invests in various money market funds which are managed by financial institutions. These money market funds are not publicly traded, but historically have been highly liquid. The fair value of the money market accounts is determined by the banks based upon the funds’ net asset values, or NAV. All of the money market accounts currently permit daily investments and redemptions at $1.00 NAV.

Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held, and are categorized as Level 1 instruments, whereas shares of unit investment trusts are categorized as Level 2 instruments.

Derivatives - The fair values of foreign currency derivatives were determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies.

First Lien, USD Incremental Loans, New Tranche B Term Loan and Euro Tranche Term Loans– These financial instruments are measured using quoted market prices at the reporting date multiplied by the carrying amount of the related debt. Such instruments are valued using Level 2 inputs.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS’ EQUITY

Successor

Series A Preferred Stock

On April 25, 2013, the Company issued two preferred shares, one to each of the Founder Entities for $20. In connection with the Initial Public Offering on May 22, 2013, the Founder Entities purchased an additional 1,999,998 preferred shares for $20,000. Upon the Domestication, such preferred shares were automatically converted into shares of our Series A Preferred Stock. As a result, the Founder Entities are the current holders of our outstanding 2,000,000 shares of Series A Preferred Stock. Holders of our Series A Preferred Stock are entitled to receive dividends on their Series A Preferred Stock in the form of shares of our common stock. On December 31, 2014, we approved a stock dividend of 10,050,290 shares of our common stock with respect to our outstanding Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares. The dividend price was $22.85 (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices), and the shares were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends.

Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (extendable by our Board for three additional years). Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holder until December 31, 2020 and has certain voting rights.

During the Successor 2013 Period, the Company recognized a non-cash charge related to the fair value of the preferred dividend rights of $172.0 million. The fair value of the preferred dividend rights was measured based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included the fair value of the common stock and an assumption of volatility. The fair value was calculated using a Monte-Carlo simulation.

Underwritten Public Offering

On November 11, 2014, we entered into an underwriting agreement with Barclays Capital Inc. and Credit Suisse Securities (USA) LLC, as representatives of several underwriters relating to the underwritten public offering of 16,445,000 shares of our common stock at a public offering price of $24.50 per share. This number of shares includes 2,145,000 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. This offering was registered with the SEC pursuant to a registration statement on Form S-1, as amended (File Nos. 333-199816 and 333-200093), initially filed by Platform on November 3, 2014. The offering closed on November 17, 2014 and resulted in gross proceeds to Platform of approximately $403 million, before underwriting discounts, commissions and offering expenses of $14.1 million.

Issuance of Securities in Connection with Acquisitions

In connection with the Agriphar Acquisition, on October 1, 2014, we issued to a representative of Percival 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 unless agreed otherwise in accordance with the terms of the acquisition agreement. These shares can also be transferred back to us within six-months after the closing of the Agriphar Acquisition for €15 million ($18.2 million based on the December 31, 2014 exchange rate of $1.21 per €1.00).

In connection with the CAS Acquisition, on November 3, 2014, we issued to Chemtura 2,000,000 shares of our common stock restricted under Rule 144.

Private Placements

On October 8, 2014 and November 6, 2014, we completed the October/November Private Placement to certain qualified institutional buyers and a limited number of institutional accredited investors of an aggregate of 16,060,960 shares and 9,404,064 shares, respectively, of our common stock at a price of $25.59 per share. In the October/November Private Placement, we received proceeds of $652 million, gross of transaction fees and offering expenses of $0.3 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2014, we completed the May Private Placement to certain investors of an aggregate of 15,800,000 shares of the Company’s common stock for an aggregate consideration of $300 million, gross of transaction related costs of $13.8 million.

Warrant Mandatory Redemption

On March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. The Company fixed April 3, 2014 as the date of the mandatory redemption of the warrants, and accordingly, on or after that date, holders of warrants had no further rights with regard to such warrants except to receive $0.01 per warrant. During the year ended December 31, 2014, the Company issued 16,244,694 shares of common stock in connection with the exercise of a total of 48,734,082 warrants resulting in proceeds to the Company of $187 million. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.

Ordinary Shares (Pre-Domestication)

MacDermid Acquisition

In connection with the MacDermid Acquisition, the Company agreed to apply to list its shares on the NYSE and to change its jurisdiction of incorporation from the British Virgin Islands to Delaware. The Company filed a registration statement on Form S-4 with the SEC to effect these changes. The registration statement was declared effective on January 22, 2014 and on that same date the Company completed the Domestication. On January 23, 2014, the Company’s common stock began trading on the NYSE under the ticker symbol “PAH.” On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the 401K, the Company acquired the remaining 3% of MacDermid for approximately $2.6 million in cash (which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s common stock.

In connection with the Domestication, (i) each ordinary share of the Company that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of common stock (par value $0.01) of the Company, (ii) outstanding options, warrants and other rights to acquire ordinary shares became options, warrants or rights to acquire the corresponding shares of common stock of the Company, and (iii) each share held by the Founder Entities that was issued and outstanding immediately prior to the Domestication was automatically converted into one share of Series A Preferred Stock of the Company.

Initial Public Offering

In connection with the Initial Public Offering on May 22, 2013, the Company issued 88,500,000 common shares (no par value) for gross proceeds of $885 million. Also, on May 22, 2013, the Company issued an aggregate of 29,500 common shares to non-founder directors for $10.00 per share. Each common share has voting rights and winding-up rights.

Each of the 2,000,000 preferred shares, 88,500,000 common shares issued in connection with the Initial Public Offering as well as the 29,500 common shares issued to the non-founder directors was issued with a warrant (90,529,500 warrants in aggregate), entitling the holder of each warrant to purchase one-third of common shares with a strike price of $11.50 per common share. Each warrant was exercisable until three years from the date of an acquisition, unless mandatorily redeemed by the Company. The warrants were mandatorily redeemable by the Company at a price of $0.01 should the average market price of a common share exceed $18.00 for 10 consecutive trading days. In order to fund a portion of the cash consideration for the MacDermid Acquisition in November 2013, the Company conducted an offer to issue shares of common stock of the Company in exchange for $10.50 and 3 warrants, up to a maximum of half of the warrants outstanding in which 40,386,840 warrants (representing $141 million cash) were exercised and 13,462,280 underlying shares of common stock were issued. In conjunction with this Warrant Exchange Offer not being fully subscribed, on November 13, 2013, the Company issued 380,952 shares at $10.50 per share to the Founder Entities and issued 190,476 shares each to two of its independent directors at $10.50 per share.

Non-Controlling Interest

In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock that may be exchanged for shares of common stock at a rate of 25% per year over a four year period.

The PDH Common Stock is classified as a non-controlling interest on the Consolidated Balance Sheets at December 31, 2014 and 2013 and will continue to be until such time as it is exchanged for shares of common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million. As of December 31, 2014, 134,044 shares of our common stock were issued in connection with the exchange of PDH Common Stock.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $6.4 million of the 2014 net loss and $1.4 million of Successor 2013 net loss has been allocated to the Retaining Holders as included in the Consolidated Statements of Operations, representing non-controlling interest of 6.66% and 6.76% at December 31, 2014 and 2013, respectively.

Predecessor

The Predecessor had previously issued 50,000,000 shares at $1.00 par value per share of common share prior to the MacDermid Acquisition. As of December 31, 2012, there were 49,582,936 common shares outstanding.

The Predecessor also issued 316,000 preferred shares at $1,000 original cost per share. The preferred shares accrued a 9% cumulative payment in kind dividend compounded quarterly. At December 31, 2012, the amount of the cumulative payment in kind dividend was $209 million. At December 31, 2012, there were 315,144 preferred shares outstanding. The preferred shares were not redeemable and had no voting rights, covenants or restrictions. Upon liquidation, the preferred shares would first receive, to the extent funds are available, proceeds equal to the payment in kind dividend then the unreturned preferred share original cost, which was $1,000 per share. Then, the holders of the common shares will receive the unreturned common share original issue cost, which was $1.00 per share. The holders of the common shares and A and B Shares shall be entitled to receive the remaining portion of the proceeds from liquidation. Based on the MacDermid Acquisition described in Note 2, the respective shareholders were paid in accordance with these terms.

13. EARNINGS PER SHARE

A computation of the weighted average shares outstanding for the year ended December 31, 2014 and Successor 2013 Period follows. No such computation is necessary for the Predecessor 2013 Period or for the year ended December 31, 2012.

(in millions)	2014	2013
Weighted average shares outstanding:
Basic	$135.3	$92.6
Convertible securities (1)	-	-
Diluted	$135.3	$92.6

(1) No share adjustments are included in the dilutive weighted average shares outstanding computation as the year ended December 31, 2014 and the Successor 2013 Period resulted in net losses.

The following equity instruments were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

(in thousands)	2014	2013
Number of shares contingently issuable for founder preferred share dividend rights	10,453	-
Number of shares issuable upon conversion of warrants	-	16,248
Number of shares issuable upon conversion of the PDH non-controlling interest	8,641	-
Number of shares issuable upon conversion of founder preferred shares	2,000	-
Number of shares contingently issuable for the contingent consideration	1,503	-
Number of shares issuable upon conversion of the 401k exchange rights	270	-
Number of stock options	89	-
Number of restricted stock shares and units	70	-
	23,026	16,248

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. OPERATING LEASE COMMITMENTS

The Company leases certain land, office space, warehouse space and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2047. Total rental expense for leases for the year ended December 31, 2014, the Successor 2013 Period and Predecessor 2013 and 2012 Periods was $11.3 million, $1.5 million, $9.1 million and $9.7 million, respectively. The fixed operating lease commitments detailed below assume that the Company continues the leases through their initial lease terms.

Minimum future non-cancelable operating lease commitments are as follows:

2015	$9.3
2016	6.3
2017	4.4
2018	3.5
2019	3.4
Thereafter	15.5
$42.4

15. OTHER (EXPENSE) INCOME, NET

For the year ended December 31, 2014, Net other expense totaled $2.5 million, consisting primarily of net foreign exchange losses of $3.0 million. For the Successor 2013 Period, Net other expense totaled $0.4 million, consisting primarily of net foreign exchange losses of $0.6 million.

For the Predecessor 2013 Period, Net other expense totaled $0.5 million, consisting primarily of net losses on derivative contracts of $0.4 million. For the Predecessor 2012 Period, Net other income totaled $5.0 million consisting primarily of net foreign exchange gains of $4.7 million.

16. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS

Asset Retirement Obligations

The Company has recognized asset retirement obligations, or AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. At December 31, 2014 and 2013, the Company has accrued $18.5 million and $4.8 million, respectively, for its AROs at sites primarily in Europe, Latin America and North America.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The AROs are included in the other long-term liabilities in the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013. Changes in the Company’s AROs are as follows:

Successor:
Balance, April 23, 2013 (inception)	$-
Acquisitions	4.8
Balance, December 31, 2013	4.8

Acquisitions	13.2
Additional obligations incurred	0.5
Accretion expense	0.7
Payments	(0.2)
Foreign currency adjustments	(0.5)
Balance, December 31, 2014	$18.5

Predecessor:
Balance, December 31, 2012	$2.3
Settlements	(0.1)
Accretion expense	0.1
Foreign currency adjustments	(0.1)
Balance, October 31, 2013	$2.2

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

Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. Some of the facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of December 31, 2014 and 2013, $4.5 million and $2.9 million, respectively, was accrued for various environmental matters, not discounted to their present value, all of which we consider to be non-material. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs. The Company’s management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of December 31, 2014 and 2013 would not be material to our consolidated financial position, results of operations or cash flows.

Legal Proceedings

From time to time, the Company is involved in various legal proceedings in the normal course of its business. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows. As of December 31, 2014 and 2013, the Company has reserved approximately $4.4 million and $2.9 million, respectively, for its outstanding legal proceedings.

On July 8, 2014, a federal court jury found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. and awarded MacDermid Printing Solutions LLC $3.9 million in anti-trust damages; $7.9 million in breach of contract damages; $3.8 million in additional punitive damages for misappropriation of trade secrets, and $11.9 million plus additional punitive damages for unfair trade practices. The actual aggregate amount of damages, including the amount of punitive damages and an award of attorney fees will be determined by the presiding judge after post-trial briefing by the parties. Cortron, Inc. may appeal the verdict; accordingly, MacDermid Printing Solutions LLC’s ability to collect on the judgment is uncertain. All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 22, 2014, the United States District Court for the District of New Jersey rendered a verdict in favor of MacDermid in this patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily find against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves all counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

On February 19, 2015, MacDermid, as plaintiff, settled litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

17. RELATED PARTY TRANSACTIONS

RHSA

Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder of equity interest in MacDermid Holdings not owned by Platform , including certain officers of MacDermid, executed a RHSA with the Company pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the Closing Date as discussed further in Note 2. Immediately prior to the closing of the MacDermid Acquisition, members of MacDermid management and certain affiliates, including certain officers of MacDermid, contributed all or a portion of their MacDermid Holdings interests to Tartan, and Tartan agreed to receive the PDH Common Stock in exchange for such MacDermid Holdings equity interests. The resulting non-controlling interest percentage for the Retaining Holders was 6.76% at December 31, 2013 and 6.66% at December 31, 2014.

Pursuant to the RHSA, until the earlier of (1) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020) and (2) such date on which all shares of PDH Common Stock held by Tartan have been exchanged for common stock, Platform has agreed to, among certain other covenants, obtain the prior written consent of Tartan prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for securities.

Advisory Services Agreement

On October 31, 2013, the Company entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors. Under this agreement, Mariposa Capital, LLC provides certain advisory services to the Company and is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement expired on October 31, 2014 but was automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. This agreement may only be terminated by the Company upon a vote of a majority of its directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be. The Company incurred $2.0 million and $0.4 million during 2014 and 2013, respectively, under this agreement.

Registration Rights Agreements

On November 7, 2013, we entered into a registration rights agreement with Pershing Square on behalf of funds managed by Pershing Square pursuant to which we agreed to file a resale registration statement for the resale of the shares those funds own from time to time promptly after becoming eligible to utilize a Form S-3. We became eligible to file a registration statement on Form S-3 on January 23, 2015, and initially filed a registration statement on February 2, 2015 as required by this registration rights agreement. This registration statement was amended on February 12, 2015 and was declared effective on February 20, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2014, we completed the May Private Placement. Blue Ridge Limited Partnership, a stockholder of more than five percent (5%) of our issued and outstanding common stock as of February 12, 2015, along with one of its affiliates, Blue Ridge Offshore Master Limited Partnership, purchased an aggregate 1,000,000 shares of our common stock issued in the May Private Placement, at a per share price of $19.00. In connection with the May Private Placement, we granted registration rights to each investor, including Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership. Pursuant to these registration rights agreements, on May 23, 2014, we initially filed the May Resale Registration Statement to register the resale of all of the shares sold in the May Private Placement. Such May Resale Registration Statement was amended on June 13, 2014 and declared effective on June 19, 2014.

In connection with the October/November Private Placement, Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership, purchased an additional aggregate 1,953,888 shares of our common stock, at a per share price of $25.59. In addition, Pershing Square, through the Pershing Square Funds, purchased 9,404,064 shares, at a per share price of $25.59. A partner of Pershing Square is a member of Platform’s board of directors. In connection with the October/November Private Placement, we entered into registration rights agreements with each investor, including Blue Ridge Limited Partnership, Blue Ridge Offshore Master Limited Partnership and Pershing Square on behalf of its funds. Pursuant to these registration rights agreements, on November 3, 2014, we initially filed the November Resale Registration Statement to register the resale of all of the shares sold in the October/November Private Placement, including the 9,404,064 shares issued to the Pershing Square’s funds upon stockholder approval on November 6, 2014. The November Resale Registration Statement was declared effective on November 10, 2014.

Support Agreements

In connection with the October/November Private Placement, on October 3, 2014, Platform entered into separate support agreements with certain stockholders of Platform holding, in the aggregate, approximately 28.5% of our common stock as of such date. Such stockholders included Blue Ridge Limited Partnership, Berggruen Acquisition Holdings IV Ltd, Daniel H. Leever (Platform’s Chief Executive Officer, President and Vice Chairman), Mariposa Acquisition, LLC and Wellington Management Company, LLP, as investment advisor to certain stockholders.

Under their respective support agreement, each stockholder agreed to vote at our special meeting of stockholders held on November 6, 2014, all of the shares of common stock they beneficially owned as of the record date for the special meeting (i) in favor of the approval of a proposal to approve the issuance to certain funds managed by Pershing Square of 9,404,064 shares of our common stock in the October/November Private Placement, and (ii) without limitation of the preceding clause (i), in favor of any proposal to adjourn or postpone the special meeting to a later date if there are not sufficient votes for approval of such matters on the date on which the special meeting is held.

Predecessor Transactions

For the Predecessor 2013 Period, the Company paid management fees of $7.5 million to Court Square Capital Partners II LP, an investor. For the years ended December 31, 2012, the Predecessor paid management fees of $0.3 million to Court Square Capital Partners II LP. Three of MacDermid’s board members prior to the MacDermid Acquisition were employees of Court Square Capital Partners II LP. The significant increase in management fees paid compared to the year ended December 31, 2012 was due to a final payment made to Court Square Capital Partners II LP in connection with the consummation of the MacDermid Acquisition and per the terms of the management agreement.

For the Predecessor 2013 Period, the Company paid management fees to Weston Presidio, an investor, of $1.7 million. For the year ended December 31, 2012, the Predecessor paid management fees to Weston Presidio of $0.1 million.

On August 26, 2013, MacDermid loaned $0.3 million to an officer in exchange for a promissory note bearing interest at Prime plus 1% per annum. As collateral, the note was secured by real estate owned by the officer. The principal amount of the loan and the accrued interest was repaid in full on October 31, 2013.

On October 31, 2013, in order to complete the MacDermid Acquisition, Platform advanced $33.3 million to MacDermid representing the portion of the cash consideration required to purchase the equity held by MacDermid employee shares in connection with the MacDermid Acquisition. Also in conjunction with closing of the MacDermid Acquisition, Platform paid $5.0 million of interest on the first and second lien credit facilities on MacDermid’s behalf.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. RESTRUCTURING ACTIVITIES

The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions. The Predecessor implemented certain restructuring actions which were intended to better align manufacturing capacity, eliminate excess capacity by lowering operating costs, and streamline the organizational structure for improved long-term profitability. The restructuring actions consisted of facility consolidations and closures and employee terminations. The restructuring plans initiated in 2014 primarily related to the elimination of certain positions as well as several small initiatives aimed at cost reduction opportunities. The restructuring plans initiated during the Predecessor 2013 Period primarily related to the consolidation of manufacturing processes which affected a manufacturing facility in the Graphic Solutions segment.

For the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, $3.0 million, $0.8 million and $3.6 million of restructuring expense was recorded, respectively. At December 31, 2014, the Company’s restructuring liability totaled $1.6 million, which is anticipated to be fully utilized with the subsequent twelve months.

For the Predecessor 2012 Period, the MacDermid recorded $0.3 million of restructuring expense primarily relating to the elimination of certain positions in the Performance Materials Europe reporting unit.

19. SEGMENT INFORMATION

The Company’s operations are organized into three reportable segments: Performance Materials, Graphic Solutions and AgroSolutions. The segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president who report to the CODM.

The Performance Materials segment manufactures and markets dynamic chemistry solutions that are used in the electronics, automotive and oil and gas production and drilling industries. We operate in the Americas, Asia and Europe. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to three industries; Electronics, Industrial and Offshore. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications.

The Graphic Solutions segment primarily produces and markets photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. Our products are used to improve print quality and printing productivity. We manufacture photopolymers used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The AgroSolutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. This operating segment was created during the fourth quarter of 2014 to manage our newly acquired agrochemical vertical, which now includes Agriphar’s and CAS’ complementary businesses, as well as the recently acquired Arysta’s business. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); honey bee health; insecticides; miticides; plant growth regulators; and seed treatments. Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines.

The Company evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is calculated by taking net income and adding back interest expense, income tax expense (benefit), depreciation expense and amortization expense. This amount is further adjusted for acquisition-related expenses. Adjusted EBITDA for each segment also includes an allocation of corporate costs such as corporate salary, wages, equity compensation expense and legal costs.

Segment assets primarily include cash, receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, goodwill, intangible assets, deferred taxes and other long term assets. Segment assets primarily exclude corporate assets, which consist of cash and cash equivalents, corporate property, plant and equipment, and deferred taxes.

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net Sales:
Performance Materials	$589.3	$92.6	$481.8	$559.5
Graphic Solutions	165.9	25.6	145.9	171.7
AgroSolutions	88.0	-	-	-
Consolidated net sales	843.2	118.2	627.7	731.2

Depreciation and amortization:
Performance Materials	55.0	9.7	26.5	34.0
Graphic Solutions	21.3	3.1	6.3	8.2
AgroSolutions	11.7	-	-	-
Consolidated depreciation and amortization	88.0	12.8	32.8	42.2

Adjusted EBITDA
Performance Materials	148.7	21.6	115.0	118.6
Graphic Solutions	47.5	5.8	37.7	43.6
AgroSolutions	16.0	-	-	-
Adjusted EBITDA	$212.2	$27.4	$152.7	$162.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles Net (loss) income attributable to common shareholders to Adjusted EBITDA:

(in $ millions)	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	Successor	Successor	Predecessor	Predecessor

Adjusted EBITDA	$212.2	$27.4	$152.7	$162.2
Adjustments to reconcile net (loss) income:
Income tax benefit (provision)	6.7	5.8	(13.0)	(24.7)
Interest expense	(38.7)	(5.5)	(46.3)	(49.7)
Depreciation and amortization expense	(88.0)	(12.8)	(32.8)	(42.2)
Non-cash charges related to preferred dividend rights	-	(172.0)	-	-
Equity based compensation	(1.3)	(0.5)	(9.3)	(0.2)
Restructuring and related expenses	(3.0)	(3.5)	(4.5)	(1.2)
Manufacturer's profit in inventory adjustment	(35.5)	(23.9)	-	-
Non-cash fair value adjustment to contingent consideration	(29.1)	0.7	-	-
Acquisition transaction costs	(47.8)	(15.2)	(16.9)	-
Debt extinguishment	-	-	(18.8)	-
Other (expense) income	(5.4)	5.3	2.1	1.8

Net (loss) income attributable to common shareholders	$(29.9)	$(194.2)	$13.2	$46.0

The following tables provide information for those countries that represent 10% or more of net sales and long-lived assets:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Net Sales*:
United States	$217.4	31.5	$176.4	$205.6

Foreign Net Sales:
United Kingdom	119.1	17.8	93.4	115.2
China	87.8	13.5	64.2	66.3
Other countries	418.9	55.4	293.7	344.1
Total Foreign Net Sales	625.8	86.7	451.3	525.6
Total consolidated net sales	$843.2	$118.2	$627.7	$731.2

* Net sales are attributed to countries based on the country which generates the sale.

December 31, 2014
Long lived assets, net (1)

United States	$64.8

Foreign countries
Belgium	28.9
United Kingdom	28.0
Other countries	53.3
110.2
Total long lived assets, net	$175.0

December 31, 2013

United States	$56.5

Foreign countries
United Kingdom	30.0
China	17.4
Italy	13.8
Other countries	18.5
79.7
Total long lived assets, net	$136.2

(1)Long-lived assets represent property, plant and equipment, net.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total assets by reportable segment as of December 31, 2014 and 2013 are not presented as they not utilized by the CODM for purpose of allocating resources and evaluating performance.

The following table shows the Company's external party sales by product for the periods presented:

	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013	For the year ended December 31, 2012
	(Successor)	(Successor)	(Predecessor)	(Predecessor)

Performance Materials
Industrial Group	$429.4	$67.7	$353.4	$411.1
Electronics Group	159.9	24.9	128.4	148.4
	589.3	92.6	481.8	559.5

Graphic Solutions	165.9	25.6	145.9	171.7

AgroSolutions	88.0	-	-	-

Total consolidated net sales	$843.2	$118.2	$627.7	$731.2

20. SUBSEQUENT EVENTS

Series A Preferred Stock Dividend

As discussed in Note 12 (Stockholders’ Equity) 10,050,290 shares of our common stock were issued on January 2, 2015 as a dividend on the Series A Preferred Stock.

Arysta Acquisition and Series B Preferred Stock

On February 13, 2015, we completed the Arysta Acquisition for approximately $3.57 billion, consisting of $2.93 billion in cash, subject to working capital and other adjustments, and $600 million of Platform’s Series B Preferred Stock issued to the Seller.

The Series B Preferred Stock may be converted into a maximum of 22,107,590 shares of our common stock. To the extent that the aggregate value of such 22,107,590 shares of common stock is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform as additional purchase price.

In connection with the Arysta Acquisition and the issuance of the Series B Preferred Stock, we entered into a registration rights agreement with the Seller dated February 17, 2015, pursuant to which we agreed to (i) file a registration statement with the SEC covering the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Preferred Stock, as soon as reasonably practicable following the issuance of the Series B Preferred Stock, and (ii) use our commercially reasonable efforts to cause the SEC to declare such registration statement effective by not later than six months following the date of the registration rights agreement. On February 25, 2015, we filed the Seller Resale Registration Statement to register the resale of a maximum of 22,107,590 shares of common stock. Such resale registration statement was amended on March 20, 2015 and is expected to be declared effective in early April 2015.

Notes Offering

In connection with the Arysta Acquisition, on February 2, 2015, we completed the private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The Notes are governed by an indenture, dated February 2, 2015, as amended on February 13, 2015. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 will mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 will bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. Interest will be payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015. Platform will make each interest payment to the holders of record to be determined on the immediately preceding January 15 and July 15.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes are (i) Platform’s senior unsecured obligations, will rank equally in right of payment with all of Platform’s existing and future senior unsecured debt and will rank senior in right of payment to all of Platform’s existing and future unsecured subordinated debt; (ii) effectively subordinated to Platform’s secured indebtedness, including the debt outstanding under Platform’s amended and restated credit agreement, to the extent of the value of the assets securing such debt, and will be structurally subordinated to indebtedness and other liabilities, including trade payables, of Platform’s non-guarantor subsidiaries; and (iii) jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis generally by our current and future direct and indirect domestic subsidiaries that guarantee our Amended and Restated Credit Agreement.

Amendment to Amended and Restated Credit Agreement

On February 13, 2015, we entered into and closed the transactions contemplated by an Amendment No. 3 to the Amended and Restated Credit Agreement which, among other things, provided for (i) New Tranche B-2 of Term Loans denominated in U.S. dollars in an aggregate principal amount of up to $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loan facility by €83.0 million to €287 million (iii) an increase in the size of the existing U.S. Dollar revolving credit facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency revolving credit facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, the additional $500 million of New Tranche B-2 Term Loans (less original issue discount of 1%), the additional €83.0 million of Euro Tranche Term Loan facility (less original issue discount of 2%) and $160 million under the U.S. Dollar revolving credit facility were borrowed to fund a portion of the cash consideration for the Arysta Acquisition.

The New Tranche B-2 Term Loans bear interest at a rate per annum equal to 3.75% plus an adjusted Euro currency rate, or 2.75% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2020. Pursuant to Amendment No.3, the previously existing Tranche B term loans will bear interest at 3.50% per annum plus an adjusted Euro currency rate, or 2.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Revolving loans bear interest at a rate per annum equal to 3.00% plus an adjusted Euro currency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2018.

Except as set forth in Amendment No. 3 and above, the New Tranche B-2 Term Loans shall have identical terms as the existing Tranche B term loans and shall be otherwise subject to the provisions of the Amended and Restated Credit Agreement.

Amendment No. 3 also, among other things, provides additional flexibility with respect to certain negative covenants, including by increasing certain dollar baskets.

Option Exercise

On April 23, 2013 (date of our inception), Alun Cathcart, a former non-founder director, was granted a five year option to acquire 75,000 ordinary shares. This option is fully vested and, upon our Domestication into Delaware on January 22, 2014, became an option to acquire shares of our common stock. On March 16, 2015, Mr. Cathcart exercised his option and 75,000 shares of our common stock were issued to him on March 19, 2015.

Additional Stock Issuances to Certain Directors

On March 17, 2015, effective March 25, 2015, as contemplated by the Director Compensation Policy previously adopted by the Board on October 31, 2013, the Board approved the grant to each of Michael F. Goss and E. Stanley O’Neal, directors of Platform, of 3,821 RSUs that will vest on March 17, 2016, provided that each of them continues to serve as a director of Platform through and on such vesting date. Each RSU represents a contingent right to receive one share of our common stock.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings

On February 19, 2015, MacDermid, as plaintiff, settled a litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. All proceeds from this litigation are subject to the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

Other

The Company has evaluated subsequent events through the date of the filing of this Annual Report. There were no other events or transactions during this evaluation that require recognition or disclosure in the financial statements.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)
(in millions, except per share amounts)	Successor
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)

Net sales	$183.7	$189.1	$196.8	$273.6
Gross profit	84.2	96.7	103.2	112.4
Net (loss) income attributable to shareholders	(7.4)	(0.4)	11.9	(34.0)
Net (loss) income attributable to common shareholders	(7.4)	(0.4)	11.9	(266.7)
Basic earnings (loss) per share (a)	(0.07)	0.00	0.09	(1.59)
Diluted earnings (loss) per share (a)	(0.07)	0.00	0.08	(1.59)

	Successor
	2013
	Period from Inception (April 23, 2013) to June 30, 2013	Third Quarter	Fourth Quarter (b)

Net sales	$-	$-	$118.2
Gross profit	-	-	35.7
Net (loss) income attributable to shareholders	(0.1)	(4.7)	(189.4)
Net (loss) income attributable to common shareholders	(0.1)	(4.7)	(189.4)
Basic loss per share (a)	-	(0.05)	(2.05)
Diluted loss per share (a)	-	(0.05)	(2.05)

Selected Quarterly Financial Data (Unaudited)
(in millions, except per share amounts)	Predecessor
	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)

Net sales	$182.1	$190.0	$188.4	$67.2
Gross profit	93.3	96.5	99.0	34.0
Net income (loss) attributable to MacDermid, Inc.	15.2	(5.9)	14.5	(10.7)
Basic earnings (loss) per share (a)	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share (a)	n/a	n/a	n/a	n/a

	Predecessor
	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$182.2	$186.2	$180.4	$182.4
Gross profit	86.3	90.3	89.7	88.8
Net income attributable to MacDermid, Inc.	4.9	25.5	10.0	5.5
Basic earnings (loss) per share (a)	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share (a)	n/a	n/a	n/a	n/a

(a)
Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period. As MacDermid was not a Registrant prior to the Successor 2013 Period, no earnings per share data is presented;

(b)	Platform's fourth quarter includes the results of MacDermid from November 1, 2013 through December 31, 2013; and
(c)	MacDermid's fourth quarter includes results from October 1, 2013 through October 31, 2013.

Schedule II

Platform Specialty Products Corporation

Valuation and Qualifying Accounts and Reserves
(in millions)

	Balance at beginning of period	Charges to costs and expense	Deductions from reserves	Other (2)		Balance at end of period
Reserves against accounts receivable (1):
Successor
December 31, 2013 to December 31, 2014	$(10.1)	$(1.2)	$0.9	$0.8		$(9.6)
April 23, 2013 (Inception) to December 31, 2013)	-	(0.3)	0.6	(10.4)		(10.1)

Predecessor
December 31, 2012 to October 31, 2013	(8.8)	(2.1)	0.6	(0.1)		(10.4)
December 31, 2011 to December 31, 2012	(8.7)	(1.7)	1.7	(0.1)		(8.8)

Valuation allowances against deferred tax assets:
Successor
December 31, 2013 to December 31, 2014	(15.8)	(2.0)	-	(1.9)		(19.7)
April 23, 2013 (Inception) to December 31, 2013)	-	0.9	-	(16.7	)(3)	(15.8)

Predecessor
December 31, 2012 to October 31, 2013	(41.4)	(3.6)	-	-		(45.0)
December 31, 2011 to December 31, 2012	$(34.5)	$(6.9)	$-	$-		$(41.4)

(1)	Principally consisting of reserves for uncollectable accounts and sales returns and allowances.
(2)	Principally consisting of the opening balance sheet as a result of the MacDermid Acquisition.
(3)
Revised to reflect final purchase price allocation as presented in updates to our annual report on Form 10-K for fiscal year ended December 31, 2013, as reported in our current report on Form 8-K filed with the SEC on September 26, 2014.