Form 10-Q
period 2015-03-31
Platform Specialty Products Corp
filed 2015-05-15
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	May 8, 2015
Common Stock, par value $0.01 per share	192,621,672 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Acquisitions	The Agriphar Acquisition, Arysta Acquisition, CAS Acquisition, and MacDermid Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Amended and Restated Credit Agreement
Platform’s credit agreement dated April 12, 2007, as amended on June 7, 2013, October 31, 2013 (Amendment No. 1), August 6, 2014 (Second Amended and Restated Credit Agreement and the Further Amendments pursuant to Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1) and February 13, 2015 (Amendment No. 3).

Amendment No. 2
Amendment No. 2, dated as of August 6, 2014, entered into among, inter alia, Platform, MacDermid Holdings, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, including the Further Amendments to the Second Amended and Restated Credit Agreement, entered into in connection with the CAS Acquisition.

Amendment No. 3
Amendment No. 3, dated as of February 13, 2015, entered into among, Platform, MacDermid Holdings, MAS Holdings, NAIP and certain subsidiaries of Platform and MacDermid Holdings, the lenders from time to time parties thereto and Barclays Bank PLC, entered into in connection with the Arysta Acquisition.

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 30, 2015.
Arysta	Arysta LifeScience Limited, an Irish private limited company.
Arysta Acquisition	Acquisition of Arysta, completed on February 13, 2015.
ASC	Accounting Standard Codification.
Board	Platform’s board of directors.
CAS	AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Euro Tranche Term Loans	Term loans denominated in Euros in an aggregate amount of €205 million borrowed in connection with the CAS Acquisition.
Exchange Act	U.S. Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Acquisition Holdings, IV, Ltd., collectively.
Further Amendments
Further amendments to our Second Amended and Restated Credit Agreement pursuant to the Amendment No. 2 entered on August 6, 2014 by and among Platform, Barclays Bank PLC, the several lenders from time to time party thereto and the other parties thereto, which became effective upon the consummation of the CAS Acquisition on November 3, 2014.

Incremental Amendment
Incremental amendment No. 1 to the Second Amended and Restated Credit Agreement entered into on October 1, 2014 by and among Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender party thereto.

Terms	Definitions
Initial Public Offering	Initial public offering of Platform (formerly named “Platform Acquisition Holdings Limited”) completed on the London Stock Exchange on May 22, 2013, raising net proceeds of approximately $881 million.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
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

MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAIP	Netherlands Agricultural Investment Partners, LLC, a company organized under the laws of the Netherlands and a subsidiary of Platform.
New Euro Tranche Term Loans	New term loans denominated in Euros in an aggregate amount of €83 million borrowed in connection with the Arysta Acquisition.
New Tranche B Term Loans
New Tranche B term loans denominated in U.S. dollars in an aggregate principal amount of $130 million, borrowed in connection with the CAS Acquisition through an increase in Platform’s existing tranche B term loan facility.

New Tranche B-2 Term Loans
New Tranche B-2 term loans denominated in U.S. dollars in an aggregate principal amount of $500 million, borrowed in connection with the Arysta Acquisition through an increase in Platform’s existing tranche B term loan facility.

Notes Offering
Private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons in accordance with Regulation S under the Securities Act, completed on February 2, 2015.

NYSE	New York Stock Exchange.
Original Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Pershing Square	Pershing Square Capital Management, L.P.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility available under the Amended and Restated Credit Agreement.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
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

SEC	U.S. Securities and Exchange Commission.
Security Agreement
Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013, as amended, supplemented and modified from time to time, entered into by Platform, MacDermid and the guarantors listed therein.

Terms	Definitions
Second Amended and Restated Credit Agreement
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent.

Securities Act	U.S. Securities Act of 1933, as amended.
Seller	Nalozo, L.P., an affiliate of the Original Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Seller Resale Registration Statement
Registration statement on Form S-3 (File No. 333-202287) initially filed on February 25, 2015 to register the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Preferred Stock pursuant to a registration rights agreement entered into with the Seller dated February 13, 2015. The Seller Registration Statement was amended on March 20, 2015 and April 29, 2015, and declared effective by the SEC on May 6, 2015.

Series A Preferred Stock
2,000,000 shares of Platform’s Series A preferred stock which were automatically converted from ordinary shares held by the Founder Entities upon the Domestication, and which are convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Seller in connection with the Arysta Acquisition on February 13, 2015, which are convertible into a maximum of 22,107,590 shares of Platform's common stock at the option of the Seller.

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
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

401K Plan	MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued in the Notes Offering.

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales	$534.8	$183.7
Cost of sales	327.7	99.5
Gross profit	207.1	84.2
Operating expenses:
Selling, technical, general and administrative	190.4	74.0
Research and development	12.9	6.2
Restructuring	1.6	—
Total operating expenses	204.9	80.2
Operating profit	2.2	4.0
Other (expense) income:
Interest, net	(39.4)	(7.7)
Other income (expense), net	35.6	(0.1)
Total other expense	(3.8)	(7.8)
Loss before income taxes and non-controlling interests	(1.6)	(3.8)
Income tax expense	(24.7)	(2.1)
Net loss	(26.3)	(5.9)
Net income attributable to the non-controlling interests	(0.4)	(1.5)
Net loss attributable to common stockholders	$(26.7)	$(7.4)
Loss per share
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)
Weighted average shares outstanding (In millions)
Basic	191.9	107.2
Diluted	191.9	107.2

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(26.3)	$(5.9)
Other comprehensive loss, before tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(425.3)	3.3

Pension and post-retirement plans
Pension and post-retirement plan, net of tax	(0.5)	0.2

Unrealized loss on available for sale securities
Unrealized holding loss on available for sale securities	(0.1)	(0.1)
Unrealized loss on available for sale securities	(0.1)	(0.1)
Tax benefit (expense)	—	—
Unrealized loss on available for sale securities, net of tax	(0.1)	(0.1)

Total other comprehensive loss, net of tax	(425.9)	3.4
Comprehensive loss	(452.2)	(2.5)
Comprehensive loss (income) attributable to the non-controlling interests	8.3	(1.5)
Comprehensive loss attributable to common stockholders	$(443.9)	$(4.0)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$297.3	$397.3
Restricted cash	—	600.0
Accounts receivable, net of allowance for doubtful accounts of $10.8 and $9.6 at March 31, 2015 and December 31, 2014, respectively	1,054.1	327.3
Inventories	460.9	205.8
Prepaid expenses and other current assets	169.0	48.0
Total current assets	1,981.3	1,578.4
Property, plant and equipment, net	280.0	175.0
Goodwill	2,908.9	1,405.3
Intangible assets, net	2,769.6	1,341.5
Other assets	128.1	57.4
Total assets	$8,067.9	$4,557.6
Liabilities & Stockholders' Equity
Revolving credit facilities	173.3	—
Current installments of long-term debt	20.8	15.1
Accounts payable	389.5	106.7
Accrued salaries, wages and employee benefits	38.8	31.3
Accrued income taxes payable	27.5	16.7
Accrued working capital adjustment payable	4.2	14.3
Accrued customer rebates and sales incentives	105.9	9.9
Financial guarantees and factoring	89.9	—
Accrued expenses and other current liabilities	148.5	48.6
Total current liabilities	998.4	242.6
Long-term debt	3,424.4	1,400.8
Long-term retirement benefits, less current portion	45.6	38.8
Long-term deferred income taxes	647.2	202.3
Long-term contingent consideration	66.6	63.9
Other long-term liabilities	113.1	56.6
Total liabilities	5,295.3	2,005.0
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	—
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock, $0.01 par value per share (effective January 23, 2014), 400,000,000 shares authorized, 192,221,572 and 182,066,980 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1.9	1.9
Additional paid-in capital	2,814.3	2,812.4
Accumulated deficit	(250.8)	(224.1)
Accumulated other comprehensive loss	(547.8)	(130.6)
Total stockholders equity	2,017.6	2,459.6
Non-controlling interests	109.1	93.0
Total equity	2,126.7	2,552.6
Total liabilities, redeemable preferred shares and stockholders' equity	$8,067.9	$4,557.6

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net cash flows (used in) provided by operating activities	(70.0)	21.1
Cash flows from investing activities:
Capital expenditures, net	(20.8)	(2.0)
Change in restricted cash	600.0	—
Acquisition of businesses, net	(2,789.2)	5.9
Investment in registrations of products	(8.4)	—
Other, net	0.1	(1.1)
Net cash flows (used in) provided by investing activities	(2,218.3)	2.8
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount, premium and fees	2,084.0	—
Change in revolving credit facilities, net	157.9	—
Repayments of borrowings	(3.6)	(2.0)
Proceeds from issuance of common stock, net	1.0	172.5
Payment of debt financing fees	(44.6)	—
Other, net	4.2	(0.2)
Net cash flows provided by financing activities	2,198.9	170.3
Effect of exchange rate changes on cash and cash equivalents	(10.6)	(0.6)
Net (decrease) increase in cash and cash equivalents	(100.0)	193.6
Cash and cash equivalents at beginning of period	397.3	123.0
Cash and cash equivalents at end of period	$297.3	$316.6

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net loss	—	—	—	—	—	(26.7)	—	(26.7)	0.4	(26.3)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(417.2)	(417.2)	(8.7)	(425.9)
Issuance of common shares to Founders from stock dividend declared on December 31, 2014	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common shares to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH non-controlling interest to common shares	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common shares from Employee Stock Purchase Plan	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015	2,000,000	$—	192,221,572	$1.9	$2,814.3	$(250.8)	$(547.8)	$2,017.6	$109.1	$2,126.7

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net loss	—	—	—	—	—	(7.4)	—	(7.4)	1.5	(5.9)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	3.4	3.4	—	3.4
Impact of Domestication	—	—	—	1.0	(1.0)	—	—	—	—	—
Issuance of common shares at $11.00 per share on January 5, 2014	—	—	3,959	—	—	—	—	—	—	—
Exercise of warrants for common shares at $11.50 per share	—	—	14,992,950	0.2	172.3	—	—	172.5	—	172.5
Issuance of common shares at $11.00 per share in connection with 401(k) Exchange Agreement	—	—	1,670,386	—	18.4	—	—	18.4	—	18.4
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2014	2,000,000	$—	120,239,236	$1.2	$1,401.7	$(201.6)	$4.7	$1,206.0	$97.3	$1,303.3

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Platform Specialty Products Corporation is a global, diversified producer of high-technology specialty chemical products. As further described in Note 19, Segment Information, the Company operates in two segments: Performance Applications and Agricultural Solutions.
Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013. Until the MacDermid Acquisition on October 31, 2013, as described below, the Company had neither engaged in any operations nor generated any income.
On October 31, 2013, the Company completed the MacDermid Acquisition pursuant to which it indirectly acquired substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. The Company acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the 401K Plan.  On January 22, 2014, the Company completed its Domestication and on January 23, 2014, the Company's common stock, par value $0.01 per share, began trading on the NYSE under the ticker symbol “PAH.”
Basis of Presentation
These unaudited condensed consolidated interim financial statements and related information have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the applicable rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated interim financial statements reflect all adjustments that are, in the opinion of management, normal and recurring and necessary for a fair statement of the results of operations. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report.
The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Principles of Consolidation
The accompanying condensed consolidated financial statements include Platform's accounts, all of its majority-owned domestic and foreign subsidiaries, and a variable interest entity of which the Company is deemed to be the primary beneficiary. All subsidiaries are included in the condensed consolidated financial statements for the entire period or, if acquired, from the date that the Company obtains control, in accordance with U.S GAAP. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of subsidiaries from the date it acquires control up to the date control ceases. All intercompany accounts and transactions were eliminated in consolidation.
Significant Accounting Policies
Marketable Equity Securities
Equity securities that have a readily determinable fair value are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are recorded in other comprehensive income. Equity securities which do not have readily determinable fair values are recorded at cost, and are evaluated whenever events or changes in circumstance indicate that the carrying values of such investments may be impaired.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Financial Guarantees and Factoring of Accounts Receivable
Guarantees provided to financial institutions on vendor and customer loans used to settle outstanding accounts receivable balances are recorded liabilities until such time when the guarantee period has elapsed, at which time the accounts receivable balance and the related financial guarantee is reversed.
Factoring arrangements transferring substantially all economic risks and rewards associated with trade receivables to a third party are accounted for by derecognizing the trade receivables upon receiving the cash proceeds from the factoring arrangement. Factoring arrangements that transfer to a third party some, but not substantially all, economic risks and rewards and where the assets subject to the factoring remain under our control are accounted for by not derecognizing the trade receivable and by recognizing any related obligation to the third party.
Product Registrations
Product registrations represent external costs incurred to obtain distribution rights from regulatory bodies for certain products in our Agricultural Solutions segment. These costs include laboratory testing, legal, regulatory filing and other costs. Only costs associated with products that are probable of generating future cash flows are capitalized. The capitalized costs are amortized over the useful life of the registrations and included in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statement of Operations and are evaluated for impairment in the same manner as other finite-lived intangible assets.
Equity Method Investments
Investments in which we have the ability to exercise significant influence, but do not control, are accounted for under the equity method of accounting and are included in Other assets on the Condensed Consolidated Balance Sheet. Significant influence generally exists when we hold between 20% and 50% of the voting power of another entity. Investments are initially recognized at cost. The Condensed Consolidated Financial Statements include our share of net earnings or losses from the date that significant influence commences until the date that significant influence ceases. When our share of losses exceeds our interest in an equity investment, the carrying amount of that interest is reduced to zero, and the recognition of further losses is discontinued, except to the extent that we have an obligation or have made payments on behalf of the investee.
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
The Company allows certain distributors within the Agricultural Solutions segment one-time, non-repeatable extensions of credit on a limited portion of purchases made during a purchasing cycle which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Accounting Policies Recently Adopted and Pending Pronouncements
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement include a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The guidance is effective prospectively for fiscal years and interim periods beginning after

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company will early adopt this ASU as of June 30, 2015, and will accordingly reclassify approximately $55.0 million of debt issuance costs from assets to contra-liabilities.
Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “ Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).” Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration. This update eliminates the difference in practice by clarifying that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016. Early adoption, including in an interim period, is permitted. The Company adopted the provision of this ASU during the first quarter of 2015, with the issuance of Platform's Series B Convertible Preferred Stock. This ASU did not have a material impact on the Company's financial statements, as there were no hybrid financial instruments requiring retrospective application.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2.  ACQUISITIONS OF BUSINESSES
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition pursuant to a certain share purchase agreement, dated October 20, 2014, as amended, with the Original Seller, for approximately $3.44 billion, consisting of $2.79 billion in cash (net of acquired cash, closing adjustments and including Seller transaction expenses paid by Platform) and the issuance to the Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair market value of $646 million.
We acquired Arysta to expand our presence in the agrochemical business, complementing our recent acquisitions of Agriphar and CAS. Arysta provides products and solutions utilizing globally managed patented, proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products.
In connection with the Arysta Acquisition, the Company incurred $22.9 million in related expenses for the three months ended March 31, 2015 that are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $6.4 million in related expenses through December 31, 2014. Arysta contributed revenues of $178 million and net losses of $4.3 million to the Company for the period from February 13, 2015 through March 31, 2015.
The purchase accounting and purchase price allocation for the Arysta Acquisition have not been finalized as of the date of this filing given the proximity to the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

CAS Acquisition
On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock. Due to regulatory constraints, title to certain CAS businesses located in Russia was not transferred to Platform until the first quarter of 2015. In connection with the CAS Acquisition, the Company entered into six supply agreements with Chemtura to supply the Company certain products, on an exclusive basis. These arrangements included capital leases for certain equipment. We have agreed to fund the asset retirement obligations associated with the related equipment. Accordingly, we have recognized an asset retirement obligation of $13.2 million. The agreements will remain in force until either party provides advance termination notice, with a minimum term of four years.
In line with our business strategy of growing into niche markets and applications, we acquired CAS to enter the agrochemical industry. CAS is a niche provider of seed treatments and crop protection applications in numerous geographies across seven major product lines - adjuvants, fungicides, herbicides, insecticide, miticides, plant growth regulators and seed treatments.
In connection with the CAS Acquisition, the Company incurred $38.8 million in related expenses, of which $4.9 million was incurred during the three months ended March 31, 2015 and is included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations. CAS contributed revenues of $103 million and net losses of $28.4 million to the Company for the three months ended March 31, 2015.
Agriphar Acquisition
On October 1, 2014, we completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock. Such restricted shares will become unrestricted beginning January 2, 2018, unless agreed otherwise in accordance with the terms of the acquisition agreement. The agreement also stipulates that prior to January 2, 2018, the seller may transfer (i) a maximum of 1/3 of its shares as of January 2, 2016, (ii) 1/3 of its shares as of January 2, 2017 and (iii) 1/3 of its shares as of January 2, 2018, in each case subject to the terms and provisions of a solvency letter described in the acquisition agreement. Additionally, the seller was granted a put option to sell and transfer all (but not part) of its shares, on (but not prior to) the date that is six months from the closing of the Agriphar Acquisition, which option was not exercised. As a result, for the period ended March 31, 2015, the value of the option totaling $3.0 million was reversed and included in "Other income (expense), net" in the Condensed Consolidated Statement of Operations.
We acquired Agriphar in our crop protection vertical as we believe Agriphar’s and CAS’ businesses are very complementary in terms of product range and distribution capabilities. Agriphar is a European crop protection group supported by a team of researchers and regulatory experts which provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe.
In connection with the Agriphar Acquisition, the Company incurred $4.7 million in related expenses, of which $0.5 million was incurred during the three months ended March 31, 2015 and are included in “Selling, technical, general and administrative" expenses in the Condensed Consolidated Statement of Operations. Agriphar contributed revenues of $73.6 million and net income of $18.2 million to the Company for the three months ended March 31, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction related costs incurred to acquire Arysta, CAS and Agriphar and the applicable amounts of identified assets acquired and liabilities assumed at the acquisition date:

(amounts in millions)	Arysta	CAS	Agriphar
Consideration
Cash, net	$2,789.1	$983.1	$350.2
Equity Instruments	645.9	52.0	16.6
Derivative liability	—	—	3.5
Total Consideration	3,435.0	1,035.1	370.3

Transaction related costs	29.3	38.8	4.7

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable	687.5	150.7	57.6
Inventories	292.6	129.8	41.5
Other current assets	132.4	19.6	1.6
Property, plant and equipment	110.0	11.6	31.7
Identifiable intangible assets	1,639.0	534.0	183.0
Other assets	38.2	21.5	5.4
Current Liabilities	(570.9)	(69.5)	(47.5)
Non-current deferred tax liability	(492.7)	(25.3)	(64.9)
Other long term liabilities	(73.6)	(13.3)	(16.5)
Non-controlling interest	(24.6)	—	—
Total identifiable net assets	1,737.9	759.1	191.9

Goodwill	1,697.1	276.0	178.4

Total purchase price	$3,435.0	$1,035.1	$370.3
Purchase accounting and purchase price allocation is substantially complete for the Agriphar and CAS Acquisitions, with the exception of accounts receivable and inventory for both, as well as legal and environmental reserves for Agriphar, and intangible and tangible asset valuations related to the supply agreements with Chemtura for CAS. As a part of the CAS Acquisition, the Company paid for a 15% equity interest in Certis Europe B.V. that has not yet been transferred because it is subject to approval by the shareholders of Certis Europe B.V., who have certain rights of first refusal with respect to such transfer of shares. The value of the equity interest is estimated at $15.0 million based on market multiples and is classified in other assets.
Transaction-related costs for the period ended March 31, 2015, associated with the Arysta, CAS and Agriphar Acquisitions totaled $28.3 million and are recorded in “Selling, technical, general and administrative expenses.”
The excess of the respective cost of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $2.15 billion of goodwill recorded in connection with the Arysta, CAS and Agriphar Acquisitions, $190 million is expected to be deductible for tax purposes as result of the CAS Acquisition.
Identifiable intangible assets recorded in conjunction with the Arysta Acquisition have been assigned the following estimated useful lives: 20 years for customer lists, average of 12 years for developed technology and indefinite for tradenames.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three months ended March 31, 2015 and 2014, as if the Arysta Acquisition had occurred on January 1, 2014:

(amounts in millions)	Revenue	Net Loss Attributable to Stockholders
Pro Forma Quarter Ended 3/31/15	$622.3	$(45.9)
Pro Forma Quarter Ended 3/31/14	$483.6	$(84.6)
For the three months ended March 31, 2015, the Company incurred $22.9 million of Acquisition-related expenses which have been reflected in the pro forma earnings above, net of tax, as if they had been incurred in 2014. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2014, as well as the effect of the debt instruments used to fund the Arysta Acquisition.
3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	March 31, 2015	December 31, 2014
Finished goods	$323.6	$154.9
Raw materials and supplies	135.9	49.5
Equipment	1.4	1.4
Total inventory, net	$460.9	$205.8
In connection with the Arysta Acquisition, the fair value assessment of inventory resulted in an increase to finished goods of $39.0 million, of which $15.9 million was charged to cost of sales in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2015.
In addition, $20.2 million was charged to cost of sales in the Condensed Consolidated Statement of Operations during the three months ended March 31, 2015 related to the CAS Acquisition.
For the three months ended March 31, 2014, $12.0 million was charged to cost of sales in the Condensed Consolidated Statement of Operations related to the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	March 31, 2015	December 31, 2014
Land and leasehold improvements	$45.0	$36.6
Buildings and improvements	89.5	51.1
Machinery, equipment, fixtures and software	163.7	101.2
	298.2	188.9
Less: accumulated depreciation	(30.7)	(18.1)
	267.5	170.8
Construction in process	12.5	4.2
Property, plant and equipment, net	$280.0	$175.0
For the three months ended March 31, 2015 and 2014, the Company recorded depreciation expense of $8.1 million and $3.6 million, respectively.
5 . GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment are as follows:

(amounts in millions)	Performance Applications	Agricultural Solutions	Total
December 31, 2014	$961.2	$444.1	$1,405.3
Addition from acquisitions	—	1,697.1	1,697.1
Foreign currency translation and other	(39.1)	(154.4)	(193.5)
March 31, 2015	$922.1	$1,986.8	$2,908.9
The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $234 million and $69.3 million at March 31, 2015 and December 31, 2014, respectively.

	March 31, 2015			December 31, 2014
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	$946.8	$(105.5)	$841.3	$613.6	$(71.6)	$542.0
Developed technology	1,849.1	(173.1)	1,676.0	760.5	(50.8)	709.7
Tradenames	$18.9	$(2.5)	$16.4	$19.7	$(1.0)	$18.7
Non-compete agreements	$1.9	$(0.3)	$1.6	$1.9	$(0.1)	$1.8
Total	$2,816.7	$(281.4)	$2,535.3	$1,395.7	$(123.5)	$1,272.2
Useful lives range from eight to 30 years for customer lists, five to 14 years for developed technology, five to 20 years for tradenames and one to five years for non-compete agreements, which results in weighted average useful lives of 20 years, 12 years, 20 years and five years, respectively, for an aggregate weighted average useful life of approximately 15 years at March 31, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense on intangible assets of $39.8 million and $13.3 million, respectively.
Annual amortization expense on the Company's intangible assets is estimated to total $192 million in 2015, $204 million in each of the years 2016 through 2019, and $203 million in 2020.
6. EQUITY COMPENSATION PLANS
On June 12, 2014, the Company’s stockholders approved the 2013 Plan. The 2013 Plan is to be administered by the compensation committee; provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board may exercise any power or authority granted to the compensation committee under the 2013 Plan. As of March 31, 2015, the total number of shares of common stock that may be subject to the granting of awards under the 2013 Plan based on the grants issued (as discussed below) is equal to 15,500,000 shares (subject to increase in accordance with the terms of the 2013 Plan). As of March 31, 2015, a total of 84,242 shares of common stock were issued under the 2013 Plan.

	Three Months Ended March 31, 2015
	Outstanding
	RSUs	Weighted Average Exercise Price
December 31, 2014	142,110	$25.93
Granted	455,567	25.24
Vested	—	—
Exercised	—	—
Canceled	—	—
March 31, 2015	597,677	$25.40
During the three months ended March 31, 2015, the Board approved grants totaling of 447,925 RSUs to certain employees of the Company under the 2013 Plan, with grant-date fair values ranging from $23.43 to $27.05 per unit and vesting periods ranging from 24 months to 57.5 months. In addition, 234,523 RSUs are subject to an EBITDA performance condition that must be achieved in the final vesting year.
On March 17, 2015, the Board approved grants to certain directors of Platform totaling 7,642 RSUs, effective March 25, 2015, with a grant-date fair value of $27.05. The RSUs will vest on March 17, 2016, provided that they continue to serve as directors of Platform through the vesting date. Each RSU represents a contingent right to receive one share of our common stock.
For the three months ended March 31, 2015 and 2014, total compensation expense associated with all RSUs totaled $0.7 million and zero, respectively.
On March 6, 2014, the Board approved a grant of 329,823 RSUs, effective on June 12, 2014 with approval of the 2013 Plan, to certain employees that cliff vest on December 31, 2020. The RSUs are subject to an EBITDA performance condition and a share price market condition. Additionally, the number of shares of common stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. The combined undiscounted maximum cash value of all RSUs issued is approximately $7.1 million which is being recognized as compensation expense over the period from grant to the vesting date. For the three months ended March 31, 2015 and 2014, compensation expense associated with these awards totaled $0.3 million and zero, respectively.
During the three months ended March 31, 2015, the Company established a Long Term Cash Bonus plan, or LTCB, which provides participants the right to receive bonuses totaling $45.6 million upon completion of vesting periods ranging from 24.5 to 60 months. Approximately $12.5 million of the LTCB is subject to achieving a certain stock price target of Platform's common stock on the NYSE, subject to appropriate and equitable adjustments by the Board's compensation committee in the event Platform’s common stock is no longer publicly traded. The balance of the LTCB is subject to EBITDA performance targets that must be

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

achieved, subject to appropriate and equitable adjustments by the Board's compensation committee to reflect any subsequent acquisition, divestiture or other corporate reorganizations. For the three months ended March 31, 2015, compensation expense associated with the LTCB totaled $1.0 million.
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of March 31, 2015, a total of 19,125 shares have been issued under the ESPP, and 575 persons were eligible to participate in the ESPP.
7. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
(amounts in millions)	2015		2014
Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign
Net periodic cost (benefit):
Service cost	$—	$0.2	$—	$0.2
Interest cost on the projected benefit obligation	1.6	0.5	1.7	0.8
Expected return on plan assets	(2.4)	(0.5)	(2.4)	(0.9)
Net periodic (benefit) cost	$(0.8)	$0.2	$(0.7)	$0.1

	Three Months Ended March 31,
(amounts in millions)	2015		2014
Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign
Net periodic cost (benefit):
Interest cost on the projected benefit obligation	0.1	—	0.1	—
Net periodic cost	$0.1	$—	$0.1	$—
No pension service cost was recognized during the three months ended March 31, 2015 and 2014 under the Pension Plan, nor will be in future periods, as benefits in the plan were frozen in connection with the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt consisted of the following:

(amounts in millions)	March 31, 2015	December 31, 2014
Borrowings under lines of credit, weighted average interest rate of 3.41% at March 31, 2015	$173.3	$—

USD Notes, due 2022, interest at 6.50%	1,101.0	—
EUR Notes, due 2023, interest at 6.00%	375.7	—
First lien secured credit facility, due 2020, interest at the greater of 4.50% or LIBOR plus 3.5%, weighted average interest rate of 4.26% at March 31, 2015	741.8	743.7
USD Incremental Loans, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%, weighted average interest rate of 4.26% at March 31, 2015.	294.4	294.9
New Tranche B Term Loans, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%, weighted average interest rate of 4.26% at March 31, 2015	128.7	129.0
New Tranche B-2 Term Loans, due 2020, interest at the greater of 4.75% or LIBOR plus 3.75%, weighted average interest rate of 4.75% at March 31, 2015	493.9	—
Euro Tranche Term Loans, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%, weighted average interest rate of 4.25% at March 31, 2015	217.9	246.2
New Euro Tranche Term Loans, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%, weighted average interest rate of 4.25% at March 31, 2015	87.1	—
Other	4.7	2.1
Total debt	3,445.2	1,415.9
Less: current portion debt	(20.8)	(15.1)
Total long-term debt	$3,424.4	$1,400.8
Minimum future principal payments on long-term debt for the next five years and thereafter are as follows:

(amounts in millions)	Principal Payments
2015	$20.8
2016	20.7
2017	20.4
2018	20.3
2019	20.3
Thereafter	3,342.7
Total	$3,445.2
Second Amended and Restated Credit Agreement
On August 6, 2014, we amended and restated our senior secured credit facilities by entering into Amendment No. 2 to the First Lien Credit Agreement and the Second Amended and Restated Credit Agreement, and agreeing on the implementation of certain Further Amendments to the Second Amended and Restated Credit Agreement. Upon consummation of the CAS Acquisition on November 3, 2014, the Further Amendments became effective, increasing (i) our existing U.S. Dollar revolving credit facility to $87.5 million and (iii) our existing multicurrency revolving credit facility to $87.5 million. On the date of the CAS Acquisition, we also borrowed (i) an aggregate principal amount of $130 million in New Tranche B Term Loans, (ii) $60.0 million under the U.S. Dollar Revolving Credit Facility, and (iii) €55.0 million under the multicurrency Revolving Credit Facility. The amounts under (ii) and (iii) in the immediately preceding sentence were both settled by December 31, 2014.  In addition, Euro Tranche Term Loans in an aggregate amount of €205 million were borrowed by MAS Holdings and NAIP, subsidiaries of Platform.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to the Further Amendments, certain additional domestic and foreign subsidiaries of Platform and MacDermid became guarantors under our Amended and Restated Credit Agreement, and certain additional collateral was pledged to secure our obligations incurred under the Euro Tranche Term Loans and the other loans incurred under the Revolving Credit Facility. With the exception of this collateral package and the interest rate, the terms of the Euro Tranche Term Loans are substantially similar to Platform’s New Tranche B Term Loans and bear interest at a rate per annum equal to an applicable margin plus an adjusted Eurocurrency Rate, calculated as set forth in the Amended and Restated Credit Agreement. The Euro Tranche Term Loans mature on June 7, 2020.
On October 1, 2014, we and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, and Barclays Bank PLC, as collateral and administrative agent and incremental lender, entered into the Incremental Amendment to the Second Amended and Restated Credit Agreement for USD Incremental Loans in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment, such USD Incremental Loans have identical terms as our existing Tranche B term loans and are otherwise subject to the provisions of the Second Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.
On February 13, 2015, we entered into and closed the transactions contemplated by Amendment No. 3 to the Second Amended and Restated Credit Agreement, which, among other things, provided for (i) New Tranche B-2 of Term Loans denominated in U.S. dollars in an aggregate principal amount of up to $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loans by €83.0 million to €287 million, (iii) an increase in the size of the existing U.S. Dollar revolving credit facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency revolving credit facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, we borrowed (i) $500 million of New Tranche B-2 Term Loans (less original issue discount of 1%), (ii) an additional €83.0 million of New Euro Tranche Term Loans (less original issue discount of 2%), and (iii) $160 million under the U.S. Dollar Revolving Credit Facility to fund a portion of the cash consideration for the Arysta Acquisition.
The New Tranche B-2 Term Loans bear interest at a rate per annum equal to 3.75% plus an adjusted Eurocurrency rate, or 2.75% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2020. Pursuant to Amendment No. 3, the previously existing New Tranche B Term Loans now bear interest at 3.50% per annum plus an adjusted Euro currency rate, or 2.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Revolving loans under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to 3.00% plus an adjusted Eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2018.
Except as set forth in Amendment No. 3 and above, the New Tranche B-2 Term Loans have identical terms as the existing New Tranche B Term Loans and are otherwise subject to the provisions of the Amended and Restated Credit Agreement.
Covenants and Events of Default
Our Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Amendment No. 3, among other things, provides additional flexibility with respect to certain negative covenants, including by increasing certain dollar baskets as compared to the previous amendments. Our Revolving Credit Facility also imposes a financial covenant requiring us, if our borrowings under the Revolving Credit Facility and letter of credit obligations exceed 25% of the revolving credit commitments as of the last day of any fiscal quarter, to maintain a 6.5 to 1.0 ratio of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the our Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. As of March 31, 2015, the Company was in compliance with the debt covenants contained in its credit facilities.
Our Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, payment of any outstanding loans under our Amended and Restated Credit Agreement may be accelerated. Borrowings under our Amended and Restated Credit Agreement are also subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Guarantees
The obligations of Platform and MacDermid, as borrowers, under our Amended and Restated Credit Agreement are guaranteed by our current and future direct and indirect domestic subsidiaries. Certain of our foreign subsidiaries also guarantee the Obligations of MAS BV and NAIP with respect to the Euro Tranche Term Loans and New Euro Tranche Term Loans. Pursuant to the Security Agreement, our obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
Notes Offering
In connection with the Arysta Acquisition, on February 2, 2015, we completed the private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, plus original issue premium of $1.0 million. The Notes are governed by an indenture, dated February 2, 2015, as amended by a first supplemental indenture dated February 13, 2015. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. Interest is payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015. Platform will make each interest payment to the holders of record to be determined on the immediately preceding January 15 and July 15.
The Notes are (i) Platform’s senior unsecured obligations, rank equally in right of payment with all of Platform’s existing and future senior unsecured debt and rank senior in right of payment to all of Platform’s existing and future unsecured subordinated debt; (ii) effectively subordinated to Platform’s secured indebtedness, including the debt outstanding under Platform’s amended and restated credit agreement, to the extent of the value of the assets securing such debt, and are structurally subordinated to indebtedness and other liabilities, including trade payables, of Platform’s non-guarantor subsidiaries; and (iii) jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis generally by our current and future direct and indirect domestic subsidiaries that guarantee our Amended and Restated Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company carries various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of March 31, 2015, borrowings under such facilities totaled $173 million. At December 31, 2014, there were no borrowings under such facilities. The Company also had letters of credit outstanding of $15.8 million and $1.0 million at March 31, 2015 and December 31, 2014, respectively, which reduce the borrowings available under the various credit facilities. At March 31, 2015 and December 31, 2014, the availability under these facilities was approximately $201 million and $195 million, respectively, net of outstanding letters of credit. As of March 31, 2015, interest rates on such facilities ranged from 0.25% to 25.00%.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between the its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. Such liabilities are included in Financial guarantees and factoring on the Company's Condensed Consolidated Balance Sheet.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $244 million at March 31, 2015. Under these arrangements, factored accounts receivable may be transferred with with or without recourse. Account receivable balances related to arrangements not having meet the derecognition criteria, remain recorded in Account receivable, and the related liabilities are included in Financial guarantees and factoring on the Company's Condensed Consolidated Balance Sheet, as the the risks and rewards of ownership have not been transferred.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2015 and December 31, 2014, the Company's Financial guarantees and factoring liability totaled $89.9 million and zero, respectively.
9. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange rate instruments, are used to manage changes in market conditions related to foreign currency exchange rate volatility. All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value at the end of each period. The counterparties to the Company’s derivative agreements are major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the consolidated financial statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar.
As of March 31, 2015, the aggregate U.S. dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $163 million, all with settlement dates within one year. The majority of forward contracts are in U.S. dollars ($143 million), British pounds (£8.9 million) and Euros (€4.7 million), with lesser amounts in Australian dollars, New Zealand dollars and Chinese yuans. The market value of forward contracts are determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies. As of March 31, 2015, the net fair value of these contracts was a current asset of $1.0 million and as of December 31, 2014, the fair value of these contracts was a net current liability of $0.1 million, which is recorded as unrealized gain (loss) under other (expense) income in the accompanying Condensed Consolidated Statement of Operations.
During the three months ended March 31, 2015, there were no unrealized gains (losses) recorded to other comprehensive income related to foreign currency hedges and no realized gains (losses) recorded in other income (expense) related to the settlement of hedged foreign exchange contracts.
During the three months ended March 31, 2014, unrealized gains recorded to other comprehensive income related to foreign currency hedges were de minimis, and $0.2 million of realized gains recorded in other income (expense) related to the settlement of hedged foreign exchange contracts.
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		March 31, 2015	December 31, 2014
		U.S. Dollar Amount	U.S. Dollar Amount
Derivatives not designated as hedging instruments:	Assets Balance Sheet Location
Foreign exchange contracts	Prepaid expenses & other current assets	$4.0	$—
	Liabilities Balance Sheet Location
Foreign exchange contracts	Accrued expenses and other current liabilities	3.0	0.1
Total derivative contracts		$1.0	$(0.1)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$21.1	$21.1	$—	$—
Available for sale equity securities	5.9	5.2	0.7	—
Derivatives	4.0	—	4.0	—
Total	$31.0	$26.3	$4.7	$—
Liability Category
Long term contingent consideration	$66.6	$—	$—	$66.6
Derivatives	3.0	—	3.0	—
Total	$69.6	$—	$3.0	$66.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurement Using
(amounts in millions)	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$15.4	$15.4	$—	$—
Available for sale equity securities	2.3	1.5	0.8	—
Total	$17.7	$16.9	$0.8	$—
Liability Category
Long term contingent consideration	$63.9	$—	$—	$63.9
Derivatives	$0.1	$—	$0.1	$—
Total	$64.0	$—	$0.1	$63.9
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
Long term contingent consideration - The long term contingent consideration represents a potential liability up to $100 million tied to achievement of EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. With the common stock performance metric having been satisfied, the fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 1.5% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. For the three months ended March 31, 2015 and 2014, the fair value of the long term contingent consideration increased by $2.7 million and $13.0 million, respectively, and is recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statement of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long term debt:

(amounts in millions)	March 31, 2015		December 31, 2014
Long term debt - including current portion	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Notes, due 2022, interest at 6.50%	$1,101.0	$1,150.5	$—	$—
EUR Notes, due 2023, interest at 6.00%	375.7	393.6	—	—
First lien credit facility	741.8	744.6	743.7	728.8
USD Incremental Loans	294.4	295.5	294.9	289.0
New Tranche B Term Loans	128.7	129.2	129.0	126.5
New Tranche B-2 Term Loans	493.9	495.8	—	—
Euro Tranche Term Loans	217.9	218.8	246.2	241.3
New Euro Tranche Term Loans	87.1	87.5	—	—
Other	4.7	4.6	2.1	2.0
Total	$3,445.2	$3,520.1	$1,415.9	$1,387.6

The following methods and assumptions were used to estimate the fair value of the Company’s long term debt:
Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the carrying amount of the related debt. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
In accordance with the Company's Certificate of Incorporation, as amended, 5,000,000 shares of preferred stock are authorized. The Board has designated 2,000,000 shares as "Series A Preferred Stock." As of March 31, 2015 and December 31, 2014, a total of 2,000,000 shares were issued and outstanding. The Board has also designated 600,000 shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of its Condensed Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014, a total of 600,000 and zero shares, respectively, were issued and outstanding.
Series A Preferred Stock
The Founder Entities are the current holders of our outstanding 2,000,000 shares of Series A Preferred Stock and are entitled to receive dividends on such Series A Preferred Stock in the form of shares of common stock. On December 31, 2014, the Company approved a stock dividend of 10,050,290 shares of our common stock with respect to our outstanding Series A Preferred Stock. The dividend price was $22.85, and the shares were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014.
Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (extendable by our Board for three additional years). Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020 and has certain voting rights.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares, $646 million, was recognized as "Redeemable preferred stock – Series B" in the Condensed Consolidated Balance Sheet. At any time, the Seller may convert these shares into common stock of Platform at a conversion price of $27.14. Additionally, any shares that have not been converted will be redeemed for the $1,000 per share liquidation preference in the event of (i) certain mergers or consolidations, (ii) the sale of substantially all the Company’s assets or subsidiaries or (iii) the liquidation of the Company. Further, any shares that are not converted or redeemed will mandatorily convert to shares of common stock of Platform on October 20, 2016 at the $27.14 conversion price. Upon such mandatory conversion, the Company will pay the Seller in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such mandatory conversion and (ii) $27.14 per share. Such make whole payment may be reduced by the outcome of the arbitration matter described in Note 15 of the Condensed Consolidated Financial Statements. If such make whole payment is less than the amount resolved in connection with this arbitration matter, the deficit will be due from the Seller.
In connection with the issuance of the Series B Convertible Preferred Stock, the Company entered into a registration rights agreement with the Seller dated February 17, 2015, pursuant to which it agreed to (i) file a registration statement with the SEC covering the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Preferred Stock, as soon as reasonably practicable following the issuance of the Series B Preferred Stock, and (ii) use its commercially reasonable efforts to cause the SEC to declare such registration statement effective by not later than six months following the date of the registration rights agreement. On February 25, 2015, the Company filed the Seller Resale Registration Statement to register the resale of a maximum of 22,107,590 shares of common stock. Such resale registration statement was amended on March 20, 2015 and April 29, 2015, and declared effective by the SEC on May 6, 2015.
Option Exercise
On April 23, 2013, a former non-founder director, was granted a five-year option to acquire 75,000 ordinary shares. This option was fully vested and, upon our Domestication, became an option to acquire shares of our common stock. On March 16, 2015, the option was exercised and 75,000 shares of our common stock were issued on March 19, 2015.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock that may be converted in shares of our common stock at a rate of 25% per year over a four-year period.
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 and will continue to be until such time as it is fully converted in shares of our common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 155,360 shares have been issued as of March 31, 2015.
For the three months ended March 31, 2015 and 2014, approximately $5.4 million and $1.3 million, respectively, of net income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.66% and 6.76% at March 31, 2015 and 2014, respectively.
As a result of the Arysta Acquisition, approximately $24.6 million of non-controlling interest was recorded in purchase accounting as a rest of the consolidation of less-than-wholly-owned subsidiaries.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive income (loss) before reclassifications, net	(425.3)	—	(0.1)	—	8.7	(416.7)
Reclassifications, pretax	—	—	—	—	—	—
Tax benefit reclassified	—	(0.5)	—	—	—	(0.5)
Balance at March 31, 2015	$(547.5)	$(15.4)	$—	$—	$15.1	$(547.8)

	Three Months Ended March 31, 2014
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(0.6)	$1.8	$—	$0.1	$—	$1.3
Other comprehensive loss before reclassifications, net	3.3	0.2	—	—		3.5
Reclassifications, pretax	—	—	—	(0.1)	—	(0.1)
Tax (benefit) expense reclassified	—	—	—	—	—	—
Balance at March 31, 2014	$2.7	$2.0	$—	$—	$—	$4.7
13.  EARNINGS PER SHARE
A computation of the weighted average shares outstanding for the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,
(amounts in millions, except per share amounts)	2015	2014
Net loss attributable to common stockholders	$(26.7)	$(7.4)
Basic weighted average common stock outstanding	191.9	107.2
Convertible and performance-based stock (1)	—	—
Dilutive weighted average common stock outstanding	191.9	107.2
Earnings per share attributable to common stockholders:
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)

[1]	No share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2015 and 2014, the following weighted-average securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.

	Three Months Ended March 31,
(amounts in thousands)	2015	2014
Number of shares contingently issuable for founder preferred share dividend rights	2,168	8,783
Number of shares issuable upon conversion of warrants	—	4,510
Number of shares issuable upon conversion of the PDH non-controlling interest	8,619	8,775
Number of shares issuable upon conversion of founder preferred shares	2,000	2,000
Number of shares issuable upon conversion of Series B preferred shares	11,299	—
Number of shares contingently issuable for the contingent consideration	1,333	525
Number of shares issuable upon conversion of the 401k exchange rights	—	1,076
Number of stock options	87	66
Number of restricted stock shares and units	57	—
	25,563	25,735

14.  OPERATING LEASE COMMITMENTS
The Company leases certain land, office space, warehouse space and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2047. Total rental expense for leases for the three months ended March 31, 2015 and 2014 was $4.3 million and $2.8 million, respectively. The fixed operating lease commitments detailed below assume that the Company continues the leases through their initial lease terms.
Minimum future non-cancelable operating lease commitments are as follows:

Year ending December 31,	Operating Lease Payment
2015	$12.7
2016	8.6
2017	6.0
2018	4.7
2019	4.0
2020	2.9
Thereafter	12.7
$51.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized asset retirement obligations, or AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. As of March 31, 2015 and December 31, 2014, the Company's ARO reserves totaled $17.4 million and $18.5 million, respectively, for sites in the Europe, Latin America and North America and are included in the other long-term liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014.
Changes in the Company’s AROs are as follows:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
AROs, beginning of period	$18.5	$4.8
Accretion expense	0.3	0.1
Foreign currency adjustments	(1.4)	—
AROs, end of period	$17.4	$4.9
Environmental
The Company formulates and distributes specialty chemical products, and is exposed to claims with respect to environmental cleanup or other matters, including those in connection with the disposal of hazardous materials. The Company is subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of March 31, 2015 and December 31, 2014, approximately $4.3 million and $4.5 million, respectively, was reserved for various environmental matters, all of which we consider to be non-material. Ultimate costs may vary from current estimates, and the discovery of additional contaminants at these facilities or other sites, or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs. Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of March 31, 2015 and December 31, 2014 would not be material to the Company’s consolidated financial position, results of operations or cash flows.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2015 and December 31, 2014, the Company has reserved approximately $7.2 million and $4.4 million, respectively, for its outstanding legal proceedings.
Product liability and/or personal injury claims for or relating to products we sell under our Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately $11.3 million. The Company believes that it has adequate defenses and intend to vigorously defend against this claim, and therefore has not established a reserve related to this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, a subsidiary of the Company, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which we consider to be non-material. The Company believes this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014 and certain post-hearing briefs were subsequently filed. The Company is currently awaiting the decision of the tribunal.
The $600 million of Series B Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of our common stock.  To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform as a purchase price adjustment. Such shortfall would however be reduced by a portion, or all, of the amount for which the arbitration matter described in the preceding paragraph may be resolved, either by order of the arbitrators or by settlement, pursuant to a formula negotiated by and between the Company and the Seller.
On February 19, 2015, MacDermid, as plaintiff, settled a litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. On April 3, 2015, the Company received part of the settlement in the amount of $16.0 million, and placed the remainder, net of legal costs, into escrow for future distribution in accordance with the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
16. INCOME TAXES
For the three months ended March 31, 2015 and 2014, income tax expense totaled $24.7 million and $2.1 million, respectively. The Company's effective tax rate in the first quarter of 2015 was (1,546.9)% on pre-tax losses of $1.6 million, compared an effective tax rate of (54.9)% on pre-tax losses of $3.8 million in the first quarter of 2014. The higher effective tax rate for the three months ended March 31, 2015 was primarily due to the establishment of a $19.0 million valuation allowance on foreign tax credit carryovers as a result of the Arysta acquisition and losses that did not produce tax benefits having a greater impact in the current period than in the prior year period.
The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. As a result of the impact of the Arysta Acquisition, the Company believes it is more likely than not that the full value of the foreign tax credit carryovers will not be realizable. Consequently, a valuation allowance of $19.0 million was recorded discretely in the first quarter of 2015.
The amount of unrecognized tax benefits was $71.0 million and $27.7 million at March 31, 2015 and December 31, 2014, respectively, of which $39.8 million would reduce our effective tax rate if recognized. The increase was primarily due to the historical Arysta unrecognized tax benefits assumed.
Accrued interest and penalties related to unrecognized tax benefits were $9.4 million and $4.7 million at March 31, 2015 and December 31, 2014, respectively. The Company recognized interest and penalties of $0.3 million related to unrecognized tax benefits in the income tax provision for the three months ended March 31, 2015. The remainder of the increase was due to the historical Arysta interest and penalties assumed.
The unrecognized tax benefits could be reduced by $3.3 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The open tax years for major jurisdictions are as follows:

Major Jurisdictions	Open Years
Belgium	2008	through current
Brazil	2009	through current
China	2011	through current
France	2010	through current
Japan	2009	through current
Mexico	2009	through current
United Kingdom	2008	through current
United States	2011	through current
The Company is undergoing audits in the United Kingdom for the 2009 and 2011 tax years and received a notification requesting that the 2008 tax year remain open for one subsidiary. The Company is undergoing an audit in France for tax years 2010 through 2012 and in Mexico for tax year 2013. Finally, the Company has been notified by the tax authorities of their intent to initiate an audit in Belgium for tax years 2008 through 2013.
17. VARIABLE INTEREST ENTITIES
In connection with the Arysta Acquisition, the Company acquired ownership in two distributors deemed to be variable interest entities.
Saphyto S.A.
The Company holds a 45.0% interest in its product distributor, Saphyto S.A. The Company's has determined that it is the primarily beneficiary of the activities of Saphyto S.A., as approximately 94.0% of the distributor's sales are based on the Company's products and it has the power to direct activities impacting Saphyto S.A.'s economic performance. As a result, the activities of Saphyto S.A. are consolidated in the Company's condensed consolidated financial statements.
Societe das Produits Industriels et Agricoles, or SPIA
The Company holds a 31.95% interest in its product distributor, SPIA. The Company has determined that although it receives a disproportionate amount of economic benefit as compared to its ownership interest, it is not the primarily beneficiary of the activities of SPIA, as the majority shareholder of SPIA holds a 50.9% interest and exercises control through voting rights. As a result, the Company has applied equity method of accounting to its interest in SPIA. SPIA's total assets are approximately $7.2 million.
18. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.66% at March 31, 2015 and 6.66% at December 31, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Pursuant to the RHSA, until the earlier of (1) the seventh anniversary of the MacDermid Acquisition (being October 31, 2020) and (2) such date on which all shares of PDH Common Stock held by the Retaining Holders have been converted to shares of our common stock, the Company has agreed to, among certain other covenants, obtain written consent prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for securities.
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. For each of the three month period ended March 31, 2015 and 2014, the Company incurred advisory fees under the agreement totaling $0.5 million.
Registration Rights Agreements
On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square on behalf of funds managed by Pershing Square pursuant to which it agreed to file a resale registration statement for the resale of the shares those funds own from time to time promptly after becoming eligible to utilize a Form S-3. The Company became eligible to file a registration statement on Form S-3 on January 23, 2015, and initially filed a registration statement on February 2, 2015 as required by this registration rights agreement. This registration statement was amended on February 12, 2015 and was declared effective on February 20, 2015.
19. SEGMENT INFORMATION
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. Our new segment reporting structure represents businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
The Performance Applications segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. We operate in the Americas, Asia and Europe. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to the following industries; Electronics, Industrial, Offshore and Commercial Packing and Printing. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. For the commercial packaging and printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); insecticides; miticides; plant growth regulators; and seed treatments. We refer to herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, as our Global Value Added Portfolio, or GVAP. Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines. In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
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
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Net Sales:
Performance Applications	$180.3	$183.7
Agricultural Solutions	354.5	—
Consolidated net sales	534.8	183.7
Adjusted EBITDA:
Performance Applications	48.6	45.9
Agricultural Solutions	82.0	—
Adjusted EBITDA	$130.6	$45.9
The following table reconciles Adjusted EBITDA to Net loss attributable to stockholders:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Adjusted EBITDA	$130.6	$45.9
Adjustments to reconcile to net loss attributable to stockholders:
Income tax expense	(24.7)	(2.1)
Interest expense	(40.4)	(7.8)
Depreciation and amortization expense	(47.9)	(16.9)
Manufacturer's profit in inventory adjustment	(36.1)	(12.0)
Acquisition transaction costs	(31.3)	—
Non-cash fair value adjustment to contingent consideration	(2.7)	(13.0)
Foreign exchange gains on foreign denominated external and internal debt	24.1	—
Other income (expense)	1.7	(1.5)
Net loss attributable to stockholders	$(26.7)	$(7.4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, our adjusted earnings per share, expected or estimated revenue, the outlook for Platform’s markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin, organic net sales growth, bank debt covenants, the success of new product introductions, growth in costs and expenses, the impact of commodities and currencies and Platform’s ability to manage its risk in these areas, and the impact of acquisitions, divestitures, restructuring, anticipated financings and other unusual items, including Platform’s ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated and future acquisitions. Platform generally identifies forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words.  Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015, and elsewhere in this report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports to the SEC.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are “non-GAAP financial measures” within the meaning of Item 10 of Regulation S-K. Such non-GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the CAS, Agriphar and Arysta Acquisitions and foreign currency translations. We have presented both U.S. GAAP and adjusted financials to better provide investors with measures that allow them to more readily compare the performance of the Company, including, among other things, giving investors additional information regarding our organic performance without giving effect to the CAS, Agriphar and Arysta Acquisitions. However, investors should not consider these non-GAAP financial measures as a substitute for the financial information that we report in accordance with U.S. GAAP. This section contains a reconciliation of each such non-GAAP financial measure to the unadjusted financial measure based on U.S. GAAP.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should read the relevant portions of this section for a complete discussion of the items summarized below.

Overview
We are a global, diversified producer of high technology specialty chemical products. Our business involves the formulation of a broad range of solutions-oriented specialty chemicals, which are sold into multiple industries, including agrochemical, animal health, electronics, graphic arts, plating, and offshore oil production and drilling. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions. Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.
As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. To date, Platform has completed four acquisitions: the MacDermid Acquisition, on October 31, 2013, the Agriphar Acquisition, on October 1, 2014, the CAS Acquisition, on November 3, 2014 and the Arysta Acquisition, on February 13, 2015.
Acquisitions
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition for approximately $3.44 billion. The purchase price consisted of $2.79 billion in cash (net of acquired cash, closing adjustments and including Seller transaction expenses paid by Platform) and $600 million of Platform's Series B Preferred Stock issued to the Seller with a fair market value of $646 million.
We financed the Arysta Acquisition with the proceeds from (1) available cash on hand, (2) the offering of $1.10 billion aggregate principal amount of 6.50% senior notes due 2022 denominated in U.S. dollars and €350 million aggregate principal amount of 6.00% senior notes due 2023 denominated in Euro (plus original issue premium of $1.0 million), which offering was completed on February 2, 2015, and (3) additional borrowings of $500 million (less original issue discount of 1%) through an incremental term loan denominated in U.S. dollars, €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euro, and $160 million our increased U.S. dollar revolving credit facility.
CAS Acquisition
On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock.
We financed the CAS Acquisition with a combination of available cash on hand and borrowings under an increase in term loans of approximately $389 million ($256 million of which is denominated in Euro), $60 million under our U.S. Dollar revolving credit facility and €55 million ($68.7 million) under our multicurrency revolving credit facility pursuant to our Amended and Restated Credit Agreement.
Agriphar Acquisition
On October 1, 2014, we completed the Agriphar Acquisition for approximately €300 million ($370 million) consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock.
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
Our Business
We generate revenue through the formulation and sale of our dynamic chemistries to our customers through our extensive global network of specially trained service personnel. Our personnel work closely with our customers to ensure that the chemical composition and function of our dynamic chemistries are maintained as intended. As an example, a customer will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer’s circuit boards. In addition to providing such product, a member of our professional service team would visit the customer’s manufacturing facilities on a regular basis to ensure that the process sold maintains the correct chemical balance and can be used effectively in the manner and for the purpose desired.
While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers and allow us to retain customers and maintain our market positions.
Business Segments
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. Our new segment reporting structure represents businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
Performance Applications
Our Performance Applications segment formulates and markets dynamic chemistry solutions that are used in the electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. We operate in the Americas, Asia and Europe. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to the following industries: Electronics, Industrial, Offshore and Commercial Packing and Printing. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. For the commercial packaging and printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

Agricultural Solutions
Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); insecticides; miticides; plant growth regulators; and seed treatments. We refer to herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, as our Global Value Added Portfolio, or GVAP. Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines. In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Our business segments include significant foreign operations. There are certain risks associated with our foreign operations. See Part I, Item 1A Risk Factors – “Our substantial international operations subject us to risks not faced by domestic competitors” included in our Annual Report.
We sell our products worldwide. Because our segments may utilize shared facilities and administrative resources and offer products that are distinct from one another, we make decisions about how to manage our operations by reference to each segment and not with respect to the underlying products or geographic regions that comprise each segment.
The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2015 and 2014. For comparison purposes, the effects of foreign currency translation has been quantified in the tables below, as well as the effects of the Arysta, CAS and Agriphar Acquisitions for the three months ended March 31, 2015, as these Acquisitions occurred subsequent to March 31, 2014.
Three Months Ended March 31, 2015 versus the Three Months Ended March 31, 2014
Net Sales

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Net sales	$534.8	$183.7
Net sales in the first quarter of 2015 totaled $535 million, representing an increase of $351 million, or 191.1%, as compared to the first quarter of 2014.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$9.9	5.4%
- Acquisitions	354.5	193.0%
- Foreign Currency Translation	(13.3)	(7.2)%
Total Change	$351.1	191.1%
Adjusted for acquisitions and foreign currency translation, net sales increased by $9.9 million, or 5.4%, which solely represents a change in the Performance Applications segment. The increase in net sales was primarily driven by higher demand of offshore production control fluids used for drilling and higher umbilical fills of approximately 29% mainly in Latin America and Europe in addition to higher sales of core electronic products in Asia by approximately 8%. These increases were partially offset by a decline in sales of newspaper plating products. The impact of changes in the average selling prices of the Company’s products had an immaterial impact on net sales for the three months ended March 31, 2015 compared to the prior year quarter.

Cost of Sales

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Cost of sales	$327.7	$99.5
Cost of sales in the first quarter of 2015 totaled $328 million, or 61.3% of net sales, compared to $99.5 million, or 54.2% of net sales, in the first quarter of 2014, representing an increase of $228 million, or 229.3%.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(5.8)	(5.8)%
- Acquisitions	240.8	242.0%
- Foreign Currency Translation	(6.8)	(6.8)%
Total Change	$228.2	229.3%
Adjusted for acquisitions and foreign currency translation, cost of sales decreased by $5.8 million, or 5.8%. Included in cost of sales in the first quarter of 2014 was a non-recurring $12.0 million charge related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition. The remaining increase of $6.2 million related primarily to higher adjusted sales volume for the three months ended March 31, 2015.
Gross Profit

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Gross profit	$207.1	$84.2
Gross profit in the first quarter of 2015 totaled $207 million, or 38.7% of net sales, compared to $84.2 million, or 45.8% of net sales, in the first quarter of 2014, representing an increase of $123 million, or 146.0%.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$15.7	18.6%
- Acquisitions	113.7	135.0%
- Foreign Currency Translation	(6.5)	(7.7)%
Total Change	$122.9	146.0%
Adjusted for acquisitions and foreign currency translation, gross profit increased by $15.7 million, or 18.6%. The increase in gross profit included a non-recurring $12.0 million charge to cost of sales in the first quarter of 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition. The remaining increase of $3.7 million related to increased sales volumes as compared to the same period in 2014.
Selling, Technical, General and Administrative Expense

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Selling, technical, general and administrative	$190.4	$74.0

Selling, technical, general and administrative expense in the first quarter of 2015 totaled $190 million, or 35.6% of net sales, compared to $74.0 million, or 40.3% of net sales, in the first quarter of 2014, representing an increase of $116 million, or 157.3%.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$11.9	16.1%
- Acquisitions	107.7	145.5%
- Foreign Currency Translation	(3.2)	(4.3)%
Total Change	$116.4	157.3%
Adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $11.9 million, or 16.1% of net sales. The increase is primarily attributable to transaction costs incurred in the first quarter of 2015 primarily in connection with the Arysta and CAS Acquisitions of approximately $11.4 million in addition to higher professional fees and an increase in compensation and related benefits associated with additional headcount. These increases were partially offset by a $10.3 million lower fair value adjustment to the long-term contingent consideration liability as compared to the the first quarter of 2014.
Research and Development Expense

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Research and development	$12.9	$6.2
Research and development expense in the first quarter of 2015 totaled $12.9 million, or 2.4% of net sales, compared to $6.2 million, or 3.4% of net sales, in the first quarter of 2014, representing an increase of $6.7 million, or 108.1%.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(0.5)	(8.1)%
- Acquisitions	7.3	117.7%
- Foreign Currency Translation	(0.1)	(1.6)%
Total Change	$6.7	108.1%
Adjusted for acquisitions and foreign currency translation, research and development expense decreased by $0.5 million, or 8.1%, which is relatively consistent with expenses incurred for the investments made in the first quarter of 2014.
Operating Profit

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Operating profit	$2.2	$4.0
Operating profit in the first quarter of 2015 totaled $2.2 million, or 0.4% of net sales, compared to $4.0 million, or 2.2% of net sales, in the first quarter of 2014, representing a decrease of $1.8 million, or 45.0%.

	Three Months Ended March 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$2.8	70.0%
- Acquisitions	(1.4)	(35.0)%
- Foreign Currency Translation	(3.2)	(80.0)%
Total Change	$(1.8)	(45.0)%
Adjusted for acquisitions and foreign currency translation, operating profit increased by $2.8 million, or 70.0%. Included in the increase is a non-recurring $12.0 million charge to cost of sales in the first quarter of 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition. The remaining decrease in operating profit of $9.2 million is related primarily to higher acquisition costs included in Selling, technical, general and administrative expenses as previously discussed partially offset by a lower mark to mark adjustment on the contingent consideration associated with the MacDermid Acquisition.
Interest Expense, net

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Interest, net	$(39.4)	$(7.7)
Net interest expense in the first quarter of 2015 totaled $39.4 million, compared to $7.7 million in the first quarter of 2014, representing an increase of $31.7 million, or 411.7%. The increase primarily relates to additional term loan, bond and revolving credit facility borrowings used to fund the CAS and Agriphar Acquisitions during the fourth quarter of 2014, and the Arysta Acquisition on February 13, 2015.
Other Income (Expense), net

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Other income (expense), net	$35.6	$(0.1)
Other income, net in the first quarter of 2015 totaled $35.6 million, or 6.7% of net sales, compared to net other expense of $0.1 million and 0.1% of net sales in the first quarter of 2014, representing an increase of $35.7 million. The primary components of the $35.6 million for the first quarter of 2015 were foreign exchange gains associated with the remeasurement of foreign denominated external and intercompany debt of approximately $23.0 million related to the Arysta, CAS and Agriphar Acquisitions, as well as an increase in net foreign exchange gains on remeasurement and settlement of operating transactions of approximately $10.0 million.
Income Tax

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Income tax benefit (expense)	$(24.7)	$(2.1)
Effective tax rate	(1,546.9)%	(54.9)%
The income tax expense in the first quarter of 2015 totaled $24.7 million, compared to an income tax expense of $2.1 million, in the first quarter of 2014. Our effective tax rate in the first quarter of 2015 was (1,546.9)% on pre-tax losses of $1.6 million, compared an effective tax rate of (54.9)% on pre-tax losses of $3.8 million in the first quarter of 2014. The difference between the statutory and effective tax rate for the three months ended March 31, 2015 is primarily related to the establishment of a $19.0 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition and losses that did not produce tax benefits having a greater impact in the current period than in the prior year period. The difference from the statutory to effective tax rate for the three months ended March 31, 2014 results primarily from the non-deductible purchase price contingency costs of $3.4 million.
Liquidity and Capital Resources
Our primary sources of liquidity during the three months ended March 31, 2015 were proceeds received from the Notes Offering, cash from additional borrowings under our Amended and Restated Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expenses, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Future acquisitions, however, may require utilization of our Revolving Credit Facility as well as future debt and equity offerings. At March 31, 2015, we had $297 million in cash and cash equivalents in addition to availability under our lines of credit of $201 million.
Of our $297 million of cash and cash equivalents at March 31, 2015, $234 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of March 31, 2015, we had the ability to repatriate $8.5 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $225 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delay and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Three Months Ended March 31,
(amounts in millions)	2015	2014
Cash and cash equivalents, beginning of the period	$397.3	$123.0
Cash (used in) provided by operating activities	(70.0)	21.1
Cash (used in) provided by investing activities	(2,218.3)	2.8
Cash provided by financing activities	2,198.9	170.3
Exchange rate impact on cash and cash equivalents	(10.6)	(0.6)
Cash and cash equivalents, end of the period	$297.3	$316.6
Operating Activities
During the three months ended March 31, 2015, we used $70.0 million in cash from operating activities due in part to a net loss of $26.3 million, offset by non-cash charge add-backs for depreciation and amortization of $47.9 million, a fair value adjustment to the long-term contingent consideration liability of $2.7 million and the elimination of manufacturer’s profit in inventory in connection with our Acquisitions of $36.1 million. Changes in assets and liabilities, net of acquisitions, consumed $116.4 million more cash during the three months ended March 31, 2015 compared to the same period last year. The largest drivers of the unfavorable change in assets and liabilities were higher accounts receivable resulting from increased sales volume in addition to slower collections due to longer payment terms from the Arysta, CAS and Agriphar Acquisitions. Management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable. At March 31, 2015 and 2014, DSO was 83 days and 69 days, respectively. Similar to DSO, management uses days-in-inventory, or DII, to calculate its efficiency at realizing inventories which generally have shelf lives that exceed one year. At March 31, 2015 and 2014, DII was 81 days and 82 days, respectively, resulting in a one day improvement despite maintaining a higher level of inventory purchases for anticipated customer demand in the second quarter. These higher levels of inventory were partially offset by an increase in accounts payable primarily such inventory purchases made in the latter half of the first quarter of 2015 as compared to the same period in 2014.

Investing Activities
Cash flows used in investing activities totaled $2.22 billion during the three months ended March 31, 2015, as compared to $2.8 million for the same quarter in 2014. The increase is primarily due to $2.79 billion of a cash outflow for the Arysta Acquisition, compared to $5.9 million of net cash received during the same period last year primarily for working capital adjustments from the MacDermid Acquisition. Additionally, during the quarter ended March 31, 2015, we utilized the $600 million of previously restricted cash to partially fund the Arysta Acquisition, and invested $8.4 million in registration rights associated with AIs or formulations in the Agricultural Solutions segment. Capital expenditures increased from $2.0 million for the quarter ended March 31, 2014 to $20.8 million for the 2015 period primarily due to capital investment in the Agricultural Solutions segment in addition to software and hardware costs associated with ERP system upgrades.
Financing Activities
Cash flows provided by financing activities totaled $2.20 billion during the three months ended March 31, 2015, compared to $170 million during the three months ended March 31, 2014. The increase was primarily due to proceeds from borrowings used to fund the Arysta Acquisition consisting of the private offering of $1.10 billion of USD Notes, €350 million of EUR Notes, additional borrowings of $500 million (less original issue discount of 1%) through an additional term loan denominated in U.S. dollars, €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euros, and $160 million of borrowings under our revolving credit facility. Offsetting the funds inflow noted above were payments of associated debt financing fees of $44.6 million and debt repayments of $3.6 million. During the three months ended March 31, 2014, financing activities consisted primarily of $173 million of proceeds received from the issuance of common stock resulting from the exercise of stock warrants.
Financial Borrowings
Credit Facilities
On October 31, 2013, we became party to an Amended and Restated Credit Agreement which consisted of (i) a $755 million First Lien Credit Facility and (ii) a $50.0 million Revolving Credit Facility, a portion of which, not to exceed $15 million, being available for the issuance of letters of credit.
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
Upon closing of the CAS Acquisition on November 3, 2014, the Further Amendments became effective pursuant to Amendment No. 2, and the Borrowers (i) borrowed the New Tranche B Term Loans in an aggregate principal amount of $130 million through an increase in Platform’s existing tranche B term loan facility, (ii) Platform’s existing U.S. Dollar revolving credit facility was increased by $62.5 million to $87.5 million and (iii) Platform’s existing multicurrency revolving credit facility was increased by $62.5 million to $87.5 million. On the date of the CAS Acquisition, the Borrowers borrowed $60 million and €55 million pursuant to the U.S. Dollar revolving credit facility and the multi-currency revolving credit facility, respectively, which were repaid by December 31, 2014. In addition, new Euro Tranche Term Loans denominated in Euros in an aggregate amount of €205 million were borrowed by MAS Holdings and NAIP, serving as a United States co-borrower. Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement, certain foreign subsidiaries of the Borrowers, MAS Holdings and NAIP became guarantors under the Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loans and/or other loans incurred under the facility.
On February 13, 2015, we entered into and closed the transactions contemplated by an Amendment No. 3 to the Amended and Restated Credit Agreement which, among other things, provided for (i) New Tranche B-2 of Term Loans denominated in U.S. dollars in an aggregate principal amount of up to $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loan facility by €83.0 million to €287 million (iii) an increase in the size of the existing U.S. Dollar revolving credit facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency revolving credit facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, the additional $500 million of New Tranche B-2 Term Loans (less original issue discount of 1%), the additional €83.0 million under Euro Tranche Term Loan facility (less original issue discount of 2%) and $160 million under the U.S. Dollar revolving credit facility were borrowed to fund a portion of the cash consideration for the Arysta Acquisition.
As of March 31, 2015, we had $3.62 billion of indebtedness, which included: $1.48 billion of notes; $742 million outstanding under our First Lien Credit Facility; $1.22 billion outstanding under term debt arrangements; $173 million of borrowings under our revolving credit facilities; and $15.8 million of stand-by letters of credit which reduce the borrowings available under our revolving credit facility. Availability under our various lines of credit and overdraft facilities totaled $201 million as of March 31, 2015.
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the Revolving Credit Facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the Revolving Credit Facility exceeds 25% of the commitments at the end of any fiscal quarter ($81.3 million as of March 31, 2015.) As of March 31, 2015, the Company was in compliance with the debt covenants contained in our Credit Facilities.
Contractual Obligations and Commitments
We own most of our major manufacturing facilities, but we do lease certain office, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.
Summarized in the table below are our obligations and commitments as of March 31, 2015:

	Payment Due by Period
						2020 and
(amounts in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt (1)	$20.8	$20.7	$20.4	$20.3	$20.3	$3,342.7	$3,445.2
Operating leases (2)	12.7	8.6	6.0	4.7	4.0	15.6	51.6
Interest payments (3)	133.6	185.2	183.8	183.6	182.2	293.3	1,161.7
Long term contingent consideration (4)	—	—	—	—	—	100.0	100.0
Other long term obligations (5)	21.5	21.5	21.5	38.9	—	—	103.4
Total cash contractual obligations	$188.6	$236.0	$231.7	$247.5	$206.5	$3,751.6	$4,861.9

(1)	Reflects the principal payments on the Credit Facilities.

(2)	Amounts are net of sublease income on operating leases.

(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.

(4)	Reflects the expected payout of 100% of the contingent purchase price relating to the MacDermid Acquisition in December 2021.

(5)	Other long term obligations include asset retirement obligations and amounts committed under legally enforceable supply agreements.
To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $71.0 million of such liabilities at March 31, 2015, we are unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. None of these arrangements have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company is in the process of evaluating the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement include a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company will early adopt this ASU as of June 30, 2015, and will accordingly reclassify approximately $55.0 million of debt issuance costs from assets to contra-liabilities.
Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “ Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).” Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration. This update eliminates the difference in practice by clarifying that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016. Early adoption including in an interim period, is permitted. The Company adopted the provision of this ASU during the first quarter of 2015, with the issuance of Platform's Series B Preferred Stock. This ASU did not have a material impact on the Company's financial statements, as there were no hybrid financial instruments requiring retrospective application.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including our CEO and CFO, has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of the end of the period covered by this Quarterly Report.
(b) Changes in internal control
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the quarter covered by this Quarterly Report.
Management has excluded from the evaluation of internal controls over financial reporting as of March 31, 2015 the internal control over financial reporting related to Agriphar and CAS because they were acquired by Platform in purchase business combinations consummated during the 4th quarter of 2014. Management has also excluded from the evaluation of internal controls over financial reporting as of March 31, 2015 the internal control over financial reporting related to Arysta because it was acquired during the first quarter of 2015. These Acquisitions are material to the results of our operations, financial condition and cash flows and the integration is likely to materially impact the Company's internal control over financial reporting.

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
We formulate and distribute specialty chemical products, and are therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials. We have received notices of violation with respect to instances of non-compliance with environmental laws. Some of our facilities and former facilities have been environmentally impacted from historic operations and some of our facilities are in the process of being investigated and remediated. See Note 15 to our Condensed Consolidated Financial Statements included herein.
We, or our affiliates, have been named as a potentially responsible party in certain superfund sites due to historic operations. Asbestos and other hazardous substances are, or may be, present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of March 31, 2015, we had appropriate reserves for our various environmental matters, all of which we consider to be non-material.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, “Risk Factors,” included in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously Disclosed
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications segment, and the AgroSolutions reportable segment was re-branded into Agricultural Solutions, which aggregates Agriphar, Arysta and CAS.
The two reportable business segments, Performance Applications and Agricultural Solutions, are described below:
The Performance Applications segment formulates and markets dynamic chemistry solutions that are used in the electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. We operate in the Americas, Asia and Europe. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to the following industries: Electronics, Industrial, Offshore and Commercial Packing and Printing. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. For the commercial packaging and printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.
The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are comprised of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); insecticides; miticides; plant growth regulators; and seed treatments. We refer to herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, as our GVAP. Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines. In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Beginning with this Quarterly Report, Platform will report its results in the above two business segments. For comparability purposes, Platform has reclassified in this filing certain prior year amounts to conform to the current quarter's presentation, and intends to also reclassify previously reported segment data in subsequent filings in order to reflect this new reporting segment structure.

Item 6.    Exhibits

The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference).

2.2
Amendment Agreement dated December 2, 2014, between Nalozo S.à.r.l. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2014, and incorporated herein by reference).

2.3
Amendment Agreement, dated February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and the Company (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

3.1(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014)
3.1(b)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014)
3.1(c)	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 2, 2014, and incorporated herein by reference)
4.2
Indenture, dated as of February 2, 2015, among Escrow Issuer, the Trustee and the EUR Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

4.3
Supplemental Indenture, dated as of February 13, 2015, among Platform Specialty Products Corporation, the Initial Guarantors, the Trustee and the EUR Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

4.4
Form of 6.50% senior notes due 2022 denominated in U.S. dollars (filed as Exhibit A-1 to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

4.5
Form of 6.00% senior notes due 2022 denominated in Euro (filed as Exhibit A-2 to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

10.1
Purchase Agreement, dated January 23, 2015, by and among PSPC Escrow Corp., the Company, the Guarantors and the Initial Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2015, and incorporated herein by reference)

10.2
Purchase Agreement, dated January 29, 2015, by and among PSPC Escrow Corp., the Company, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the Initial Purchasers, and the Guarantors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

10.3
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.4
Amendment No.3, dated February 13, 2015, among, inter alia, Platform Specialty Products Corporation, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

10.5
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.6
Registration Rights Agreement, dated February 13, 2015, between Platform Specialty Products Corporation and Nalozo L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

10.7
Employment Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated April 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.8
RSU Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.9
LTCB Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.10
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.11
Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 15, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference).

2.2
Amendment Agreement dated December 2, 2014, between Nalozo S.à.r.l. and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 4, 2014, and incorporated herein by reference).

2.3
Amendment Agreement, dated February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and the Company (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

3.1(a)	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014)
3.1(b)	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014)
3.1(c)	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed on March 31, 2014, and incorporated herein by reference)
4.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on January 2, 2014, and incorporated herein by reference)
4.2
Indenture, dated as of February 2, 2015, among Escrow Issuer, the Trustee and the EUR Agent (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

4.3
Supplemental Indenture, dated as of February 13, 2015, among Platform Specialty Products Corporation, the Initial Guarantors, the Trustee and the EUR Agent (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

4.4
Form of 6.50% senior notes due 2022 denominated in U.S. dollars (filed as Exhibit A-1 to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

4.5
Form of 6.00% senior notes due 2022 denominated in Euro (filed as Exhibit A-2 to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

10.1
Purchase Agreement, dated January 23, 2015, by and among PSPC Escrow Corp., the Company, the Guarantors and the Initial Purchasers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2015, and incorporated herein by reference)

10.2
Purchase Agreement, dated January 29, 2015, by and among PSPC Escrow Corp., the Company, Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of the Initial Purchasers, and the Guarantors named therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015, and incorporated herein by reference)

10.3
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.4
Amendment No.3, dated February 13, 2015, among, inter alia, Platform Specialty Products Corporation, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

10.5
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.6
Registration Rights Agreement, dated February 13, 2015, between Platform Specialty Products Corporation and Nalozo L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

10.7
Employment Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated April 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.8
RSU Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.9
LTCB Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.10
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.11
Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.2*	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.