Form 10-Q
period 2015-06-30
Platform Specialty Products Corp
filed 2015-08-14
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission file number: 001-36272
_______________

(Exact name of Registrant as specified in its charter)
_______________

Delaware	37-1744899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 Centrepark Boulevard, Suite 210 West Palm Beach, Florida	33401
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	August 12, 2015
Common Stock, par value $0.01 per share	210,864,903 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Acquisitions	The Agriphar Acquisition, Arysta Acquisition, CAS Acquisition, and MacDermid Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc (LSE:ALNT), a public limited company registered in England and Wales.
Alent Acquisition
The proposed acquisition of Alent announced on July 13, 2015, which is expected to close in late 2015 or early 2016 after the satisfaction of the applicable closing conditions, including, but not limited to, Alent shareholder approval and regulatory approvals in certain jurisdictions.

Amended and Restated Credit Agreement
Platform’s credit agreement dated April 12, 2007, as amended and/or restated on June 7, 2013, October 31, 2013 (Amendment No. 1), August 6, 2014 (Second Amended and Restated Credit Agreement and the Further Amendments pursuant to Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1) and February 13, 2015 (Amendment No. 3).

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

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 30, 2015.
Arysta	Arysta LifeScience Limited, an Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS	AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Domestic Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Euro Tranche Term Loan	Term loans denominated in Euros in an aggregate amount of €205 million borrowed in connection with the CAS Acquisition.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the 401K Plan.

Terms	Definitions
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
Further Amendments
Further amendments to our Second Amended and Restated Credit Agreement pursuant to the Amendment No. 2 entered on August 6, 2014 by and among Platform, Barclays Bank PLC, the several lenders from time to time party thereto and the other parties thereto, which became effective upon the consummation of the CAS Acquisition on November 3, 2014.

HSRA Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
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
June 2015 Equity Offering
Platform's underwritten public offering of 18,226,414 shares of its common stock at a public offering price of $26.50 per share, which closed on June 29, 2015, raising gross proceeds of approximately $483 million.

LTCB	Long Term Cash Bonus plan
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition
Platform’s acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business. Platform acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement.

MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAIP	Netherlands Agricultural Investment Partners, LLC, a company organized under the laws of the Netherlands and a subsidiary of Platform.
New Euro Tranche Term Loan	New term loans denominated in Euros in an aggregate amount of €83 million borrowed in connection with the Arysta Acquisition.
New Tranche B Term Loan
New Tranche B term loans denominated in U.S. dollars in an aggregate principal amount of $130 million, borrowed in connection with the CAS Acquisition through an increase in Platform’s existing tranche B term loan facility.

New Tranche B-2 Term Loan
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

NYSE	New York Stock Exchange.
OMG	OM Group, Inc. (NYSE:OMG), a Delaware corporation.
OMG Businesses	The OMG's Electronic Chemicals and Photomasks businesses, collectively
OMG Acquisition
The proposed acquisition of the OMG Businesses announced on June 1, 2015, which is expected to close in two stages, during the fourth quarter of 2015, and then subsequently during the first quarter of 2016.

Original Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.

Terms	Definitions
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Pershing Square	Pershing Square Capital Management, L.P.
Private Placement Offering	Private placement of an aggregate of 15,800,000 shares of common stock completed on May 20, 2014 at a purchase price of $19.00 per share, raising net proceeds of approximately $287 million.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
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

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002.
SEC	Securities and Exchange Commission.
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

Securities Act	Securities Act of 1933, as amended.
Seller	Nalozo, L.P., an affiliate of the Original Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Seller Resale Registration Statement
Registration statement on Form S-3 (File No. 333-202287) initially filed on February 25, 2015 to register the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock pursuant to a registration rights agreement entered into with the Seller dated February 13, 2015. The Seller Registration Statement was amended on March 20, 2015 and April 29, 2015, and declared effective by the SEC on May 6, 2015.

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

U.K. Companies Act	The U.K. Companies Act 2006, as amended.
U.K. Takeover Code	The U.K. City Code on Takeovers and Mergers.
USD Incremental Loan	Incremental term loans under the Incremental Amendment to the Second Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
U.S. GAAP	Generally accepted accounting principles in the United States.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

Terms	Definitions
401K Plan	MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued in the Notes Offering.

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$675.1	$189.1	$1,209.9	$372.8
Cost of sales	406.5	92.4	734.2	191.9
Gross profit	268.6	96.7	475.7	180.9
Operating expenses:
Selling, technical, general and administrative	206.2	85.2	398.2	159.2
Research and development	18.4	5.9	31.3	12.1
Total operating expenses	224.6	91.1	429.5	171.3
Operating profit	44.0	5.6	46.2	9.6
Other (expense) income:
Interest expense, net	(51.1)	(7.7)	(90.5)	(15.4)
Other (expense) income, net	(2.2)	(0.5)	33.4	(0.6)
Total other expense	(53.3)	(8.2)	(57.1)	(16.0)
Loss before income taxes and non-controlling interests	(9.3)	(2.6)	(10.9)	(6.4)
Income tax benefit (expense)	0.2	4.1	(24.5)	1.9
Net (loss) income	(9.1)	1.5	(35.4)	(4.5)
Net income attributable to the non-controlling interests	(3.1)	(1.9)	(3.5)	(3.3)
Net loss attributable to common stockholders	$(12.2)	$(0.4)	$(38.9)	$(7.8)
Loss per share
Basic	$(0.06)	$—	$(0.20)	$(0.07)
Diluted	$(0.06)	$—	$(0.20)	$(0.07)
Weighted average shares outstanding
Basic	192.8	128.6	192.3	117.9
Diluted	192.8	128.6	192.3	117.9

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(9.1)	$1.5	$(35.4)	$(4.5)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	161.5	19.7	(263.7)	23.0

Pension and post-retirement plans
Net loss recognized during the year	—	—	—	0.2
Pension and post-retirement plans	—	—	—	0.2
Tax expense	—	—	(0.5)	—
Pension and post-retirement plan, net of tax	—	—	(0.5)	0.2

Unrealized gain on available for sale securities
Unrealized holding gain on available for sale securities	0.3	0.1	0.2	—
Unrealized gain on available for sale securities	0.3	0.1	0.2	—
Tax expense	—	—	—	—
Unrealized gain on available for sale securities, net of tax	0.3	0.1	0.2	—

Derivative financial instruments revaluation
Unrealized hedging loss arising during the period	—	(0.2)	—	(0.2)
Derivative financial instruments revaluation	—	(0.2)	—	(0.2)
Tax benefit	—	0.1	—	0.1
Derivative financial instruments revaluation, net of tax	—	(0.1)	—	(0.1)

Total other comprehensive income (loss), net of tax	161.8	19.7	(264.0)	23.1
Comprehensive income (loss)	152.7	21.2	(299.4)	18.6
Comprehensive (income) loss attributable to the non-controlling interests	(4.7)	(3.2)	3.6	(4.6)
Comprehensive income (loss) attributable to common stockholders	$148.0	$18.0	$(295.8)	$14.0

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$672.2	$397.3
Restricted cash	—	600.0
Accounts receivable, net of allowance for doubtful accounts of $12.4 and $9.6 at June 30, 2015 and December 31, 2014, respectively	1,050.1	327.3
Inventories	470.0	205.8
Prepaid expenses and other current assets	195.0	46.1
Total current assets	2,387.3	1,576.5
Property, plant and equipment, net	280.6	175.0
Goodwill	3,012.8	1,405.3
Intangible assets, net	2,777.3	1,341.5
Other assets	88.4	49.0
Total assets	$8,546.4	$4,547.3
Liabilities & Stockholders' Equity
Revolving credit facilities	22.4	—
Current installments of long-term debt	16.8	13.2
Accounts payable	386.7	106.7
Accrued salaries, wages and employee benefits	30.3	31.3
Accrued income taxes payable	1.5	16.7
Accrued working capital adjustment payable	—	14.3
Accrued customer rebates and sales incentives	139.5	9.9
Financial guarantees and factoring	70.0	—
Other current liabilities	190.8	48.6
Total current liabilities	858.0	240.7
Long-term debt and capital lease obligations	3,401.6	1,392.4
Long-term retirement benefits, less current portion	45.2	38.8
Long-term deferred income taxes	675.6	202.3
Long-term contingent consideration	67.5	63.9
Other long-term liabilities	104.1	56.6
Total liabilities	5,152.0	1,994.7
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	—
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock, $0.01 par value per share (effective January 23, 2014), 400,000,000 shares authorized, 210,861,044 and 182,066,980 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2.1	1.9
Additional paid-in capital	3,287.9	2,812.4
Accumulated deficit	(263.0)	(224.1)
Accumulated other comprehensive loss	(387.6)	(130.6)
Total stockholders' equity	2,639.4	2,459.6
Non-controlling interests	109.1	93.0
Total equity	2,748.5	2,552.6
Total liabilities, redeemable preferred shares and equity	$8,546.4	$4,547.3

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net cash flows provided by operating activities	100.3	49.2
Cash flows from investing activities:
Capital expenditures, net	(29.3)	(4.6)
Change in restricted cash	600.0	—
Acquisition of businesses, net	(2,856.7)	4.8
Investment in registrations of products	(14.6)	—
Other, net	0.1	—
Net cash flows (used in) provided by investing activities	(2,300.5)	0.2
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and premium	2,082.7	—
Change in revolving credit facilities, net	7.1	—
Repayments of borrowings	(10.3)	(3.8)
Proceeds from issuance of common stock, net	469.4	473.6
Payment of debt financing fees	(45.5)	—
Change in factored liabilities	(18.9)	—
Other, net	(0.6)	0.2
Net cash flows provided by financing activities	2,483.9	470.0
Effect of exchange rate changes on cash and cash equivalents	(8.8)	0.3
Net increase in cash and cash equivalents	274.9	519.7
Cash and cash equivalents at beginning of period	397.3	123.0
Cash and cash equivalents at end of period	$672.2	$642.7

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive loss	Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net loss	—	—	—	—	—	(26.7)	—	(26.7)	0.4	(26.3)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(417.2)	(417.2)	(8.7)	(425.9)
Issuance of common stock to Founder Entities as stock dividend to Series A Preferred Stock declared on December 31, 2014	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015	2,000,000	$—	192,221,572	$1.9	$2,814.3	$(250.8)	$(547.8)	$2,017.6	$109.1	$2,126.7
Net loss	—	—	—	—	—	(12.2)	—	(12.2)	3.1	(9.1)
Other comprehensive income, net of taxes	—	—	—	—	—	—	160.2	160.2	1.6	161.8
Issuance of common stock at $26.50 per share in June 2015 Equity Offering	—	—	18,226,414	0.2	482.8	—	—	483.0	—	483.0
Issuance costs in connection with June 2015 Equity Offering	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Conversion of PDH Common Stock into common stock	—	—	406,217	—	4.7	—	—	4.7	(4.7)	—
Issuance of common stock under ESPP	—	—	6,841	—	0.3	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Balance at June 30, 2015	2,000,000	$—	210,861,044	$2.1	$3,287.9	$(263.0)	$(387.6)	$2,639.4	$109.1	$2,748.5

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net loss	—	—	—	—	—	(7.4)	—	(7.4)	1.5	(5.9)
Other comprehensive income, net of taxes	—	—	—	—	—	—	3.4	3.4	—	3.4
Impact of Domestication	—	—	—	1.0	(1.0)	—	—	—	—	—
Issuance of common stock at $11.00 per share on January 5, 2014	—	—	3,959	—	—	—	—	—	—	—
Exercise of warrants for common stock at $11.50 per share	—	—	14,992,950	0.2	172.3	—	—	172.5	—	172.5
Issuance of common stock at $11.00 per share in connection with Exchange Agreement	—	—	1,670,386	—	18.4	—	—	18.4	—	18.4
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2014	2,000,000	$—	120,239,236	$1.2	$1,401.7	$(201.6)	$4.7	$1,206.0	$97.3	$1,303.3
Net loss	—	—	—	—	—	(0.4)	—	(0.4)	1.9	1.5
Other comprehensive income, net of taxes	—	—	—	—	—	—	18.4	18.4	1.3	19.7
Exercise of warrants for common stock at $11.50 per share	—	—	1,251,744	—	14.4	—	—	14.4	—	14.4
Issuance of common stock at $19.00 per share in connection with Private Placement Offering	—	—	15,800,000	0.2	300.0	—	—	300.2	—	300.2
Issuance costs in connection with Private Placement Offering	—	—	—	—	(13.4)	—	—	(13.4)	—	(13.4)
Recovery of short swing profits, net	—	—	—	—	0.5	—	—	0.5	—	0.5
Equity compensation expense	—	—	—	—	0.3	—	—	0.3	—	0.3
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2014	2,000,000	$—	137,290,980	$1.4	$1,703.5	$(202.0)	$23.1	$1,526.0	$100.3	$1,626.3

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Platform Specialty Products Corporation is a global, diversified producer of high-technology specialty chemical products. The Company's business involves the formulation of a broad range of solutions-oriented specialty chemicals, which are sold into multiple industries, including agrochemical, animal health, electronics, graphic arts, plating, and offshore oil production and drilling. The Company refers to its products as “dynamic chemistries” due to their intricate chemical compositions. As further described in Note 20, Segment Information, the Company operates in two segments: Performance Applications and Agricultural Solutions.
Platform was originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on April 23, 2013. Until the MacDermid Acquisition on October 31, 2013, as described below, the Company had neither engaged in any operations nor generated any income.
On October 31, 2013, the Company completed the MacDermid Acquisition pursuant to which it indirectly acquired substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. The Company acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement.  On January 22, 2014, the Company completed its Domestication and on January 23, 2014, the Company's common stock, par value $0.01 per share, began trading on the NYSE under the ticker symbol “PAH.”
Basis of Presentation
These unaudited interim Condensed Consolidated Financial Statements and related information have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the applicable rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required in connection with annual financial statements. These unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair statement of the results of operations. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report.
The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all footnote disclosures from the annual financial statements.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include Platform's accounts and all of its controlled subsidiaries. All subsidiaries are included in the Condensed Consolidated Financial Statements for the entire period or, if acquired, from the date that the Company obtains control. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of subsidiaries from the date it acquires control up to the date control ceases. All intercompany accounts and transactions were eliminated in consolidation.
Significant Accounting Policies
Marketable Equity Securities
Equity securities that have a readily determinable fair value are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are recorded in other comprehensive income. Equity securities which do not have readily determinable fair values are recorded at cost, and are evaluated whenever events or changes in circumstances indicate that the carrying values of such investments may be impaired.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Financial Guarantees and Factoring of Accounts Receivable
Guarantees provided to financial institutions on vendor and customer loans used to settle outstanding accounts receivable balances are recorded as liabilities until such time when the guarantee periods have elapsed, at which time the accounts receivable balances and the related financial guarantees are reversed.
Factoring arrangements, where substantially all economic risks and rewards associated with trade receivables are transferred to a third party, are accounted for by derecognizing the trade receivables upon receiving the cash proceeds from the factoring arrangement. Factoring arrangements, where some, but not substantially all economic risks and rewards are transfered to a third party and where the assets subject to the factoring remain under the Company's control are accounted for by not derecognizing the trade receivables and by recognizing any related obligations to the third party.
Product Registrations
Product registrations represent external costs incurred to obtain distribution rights from regulatory bodies for certain products in our Agricultural Solutions segment. These costs include laboratory testing, legal, regulatory filing and other costs. Only costs associated with products that are probable of generating future cash flows are capitalized. The capitalized costs are amortized over the useful life of the registrations and are included in "selling, technical, general and administrative" expenses in the Condensed Consolidated Statement of Operations and are evaluated for impairment in the same manner as other finite-lived intangible assets.
Equity Method Investments
Investments in which the Company has the ability to exercise significant influence over, but does not control, are accounted for under the equity method of accounting and are included in "other assets" on the Condensed Consolidated Balance Sheet. Significant influence generally exists when the Company holds between 20% and 50% of the voting power of another entity. Investments are initially recognized at cost. The Condensed Consolidated Financial Statements include the Company's share of net earnings or losses from the date that significant influence commences until the date that significant influence ceases. When the Company's share of losses exceeds its interest in an equity investment, the carrying amount of that interest is reduced to zero, and the recognition of further losses is discontinued, except to the extent that the Company has an obligation or has made payments on behalf of the investee.
Revenue Recognition
The Company recognizes revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete. This occurs when products have been shipped to or received by the customer, in accordance with the terms of the agreement, title and risk of loss has been transferred, pricing is fixed or determinable and collectability is reasonably assured.
The Company allows certain distributors within the Agricultural Solutions segment one-time, non-repeatable extensions of credit on a limited portion of purchases made during a purchasing cycle, which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Accounting Policies Recently Adopted and Pending Pronouncements
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14 “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of this ASU.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Inventory (Topic 330) - In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under the updated guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company continues to evaluate the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
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
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU as of June 30, 2015, and reclassified approximately $48.6 million and $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of June 30, 2015 and December 31, 2014, respectively.
Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “ Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).” Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration. This update eliminates the difference in practice by clarifying that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016. Early adoption, including in an interim period, is permitted. The Company adopted the provision of this ASU during the first quarter of 2015, with the issuance of the Series B Convertible Preferred Stock. This ASU did not have a material impact on the Company's financial statements, as there were no hybrid financial instruments requiring retrospective application.
Out of Period Adjustment
In connection with the preparation of the Company's Condensed Consolidated Financial Statements for the period ended June 30, 2015, the Company identified a prior period error related to foreign currency accounting within Arysta and purchase accounting for the Arysta acquisition in accordance with ASC 805 - Business Combinations for the period ended March 31, 2015. The Company determined that goodwill was understated and foreign currency translation adjustment loss was overstated by approximately $73.0 million. Based on an analysis of qualitative and quantitative factors, management has concluded that this error was not material to the Company's Condensed Consolidated Financial Statements for the period ended March 31, 2015 or June 30, 2015. As a result, the affected balances were corrected in the Condensed Consolidated Financial Statements for the period ended June 30, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2.  ACQUISITIONS OF BUSINESSES
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash (net of acquired cash, closing adjustments and including Seller transaction expenses paid by Platform) and the issuance to the Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair market value of $646 million.
We acquired Arysta to expand our presence in the agrochemical business, complementing our acquisitions of Agriphar and CAS. Arysta provides products and solutions utilizing globally managed patented, proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta is included in the Company's Agricultural Solutions business segment.
In connection with the Arysta Acquisition, the Company incurred $4.9 million and $27.8 million in related expenses for the three and six months ended June 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $6.4 million in related expenses through December 31, 2014.
CAS Acquisition
On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 2,000,000 shares of our common stock. Due to regulatory constraints, title to certain CAS businesses located in Russia was not transferred to Platform until the first quarter of 2015. In connection with the CAS Acquisition, the Company entered into six supply agreements with Chemtura to supply the Company certain products, on an exclusive basis. These arrangements included capital leases for certain equipment totaling $13.2 million, which were recorded as of June 30, 2015. This measurement period adjustment had a cumulative impact to depreciation of $2.2 million which was recorded in the three months ended June 30, 2015 as the impact on the three months ended March 31, 2015 and the year ended December 31, 2014 was not material. In addition, we have agreed to fund the asset retirement obligations associated with the related equipment. Accordingly, we have recognized an asset retirement obligation of $13.2 million. The agreements will remain in force until either party provides advance termination notice, with a minimum term of four years.
In line with our business strategy of growing into niche markets and applications, we acquired CAS to enter the agrochemical industry. CAS is a niche provider of seed treatments and crop protection applications in numerous geographies across seven major product lines - adjuvants, fungicides, herbicides, insecticide, miticides, plant growth regulators and seed treatments. CAS is included in the Company's Agricultural Solutions business segment.
In connection with the CAS Acquisition, the Company incurred $4.9 million and $9.8 million in related expenses for the three and six months ended June 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $33.9 million in related expenses through December 31, 2014.
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
We acquired Agriphar in our crop protection vertical as we believe Agriphar’s and CAS’ businesses are very complementary in terms of product range and distribution capabilities. Agriphar is a European crop protection group supported by a team of researchers and regulatory experts which provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. Agriphar is included in the Company's Agricultural Solutions business segment.
In connection with the Agriphar Acquisition, the Company incurred $0.3 million and $0.8 million in related expenses for the three and six months ended June 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $4.2 million in related expenses through December 31, 2014.
Acquisition Revenues and Net Income (Loss)
Revenues contributed by the Arysta, CAS and Agriphar Acquisitions for the three and six months ended June 30, 2015 were as follows:

(amounts in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Arysta	$341.9	$519.4
CAS	105.2	208.6
Agriphar	46.4	120.0
Total	$493.5	$848.0
As the integration of the Arysta, CAS and Agriphar Acquisitions continues, discrete revenues reported by the businesses are being effected by the integration process. and are becoming less comparable to prior periods.
Arysta, CAS and Agriphar Acquisitions had net (loss) income for the three and six months ended June 30, 2015 as follows:

(amounts in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Arysta	$(61.5)	$(65.8)
CAS	0.9	(27.5)
Agriphar	4.2	22.4
Total	$(56.4)	$(70.9)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction related costs incurred to acquire Arysta, CAS and Agriphar and the applicable amounts of identified assets acquired and liabilities assumed at the acquisition date:

(amounts in millions)	Arysta	CAS	Agriphar
Consideration
Cash, net	$2,856.2	$983.1	$350.2
Equity Instruments	645.9	52.0	16.6
Derivative liability	—	—	3.5
Total Consideration	3,502.1	1,035.1	370.3

Transaction related costs	34.2	43.7	5.0

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable	675.5	154.2	60.1
Inventories	294.8	132.1	42.7
Other current assets	132.2	19.1	0.4
Property, plant and equipment	110.0	24.8	31.7
Identifiable intangible assets	1,639.0	534.0	183.0
Other assets	38.2	21.5	4.5
Current Liabilities	(570.4)	(69.7)	(47.5)
Non-current deferred tax liability	(489.5)	(26.7)	(64.9)
Other long term liabilities	(74.2)	(13.4)	(9.0)
Non-controlling interest	(24.6)	—	—
Total identifiable net assets	1,731.0	775.9	201.0

Goodwill	1,771.1	259.2	169.3

Total purchase price	$3,502.1	$1,035.1	$370.3
The purchase accounting and purchase price allocation for the Arysta Acquisition has not been finalized as of the date of this filing pending finalization of fair values assigned to identifiable intangible assets and non-controlling interest, as well as accounts receivable, inventory and reserves related to legal matters and environmental exposure. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.
Purchase accounting and purchase price allocation is complete for the Agriphar Acquisition, and substantially complete for the CAS Acquisition, with the exception of valuations related to the supply agreements with Chemtura, and the valuation of the Certis Europe B.V. investment. As a part of the CAS Acquisition, the Company paid for a 15% equity interest in Certis Europe B.V. that was transferred during the second quarter of 2015 after receiving approval from the shareholders of Certis Europe B.V., who had certain rights of first refusal with respect to such transfer of shares. The value of the equity interest is estimated at $15.0 million based on market multiples and is classified in other assets.
The excess of the respective cost of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $2.20 billion of goodwill recorded in connection with the Arysta, CAS and Agriphar Acquisitions, $185 million is expected to be deductible for tax purposes as result of the CAS Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Identifiable intangible assets recorded in conjunction with the Arysta Acquisition have been assigned the following estimated useful lives: 20 years for customer lists, average of 12 years for developed technology and indefinite for tradenames.
Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three and six months ended June 30, 2015 and 2014, as if the Arysta Acquisition had occurred on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Revenue	$675.1	$591.5	$1,297.4	$1,080.6
Net income (loss) attributable to stockholders	$4.4	$(34.4)	$(41.5)	$(112.0)
For the three and six months ended June 30, 2015, the Company incurred $4.9 million and $27.8 million, respectively, of acquisition-related expenses which have been reflected in the pro forma earnings above, net of tax, as if they had been incurred in 2014. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2014, as well as the effect of the debt instruments used to fund the Arysta Acquisition.
The pro forma summary presented above excludes CAS and Agriphar from the 2014 results as the acquisitions closed in the fourth quarter of 2014.
Proposed OMG Acquisition
On May 31, 2015, the Company entered into a merger agreement with OMG and affiliates of Apollo Global Management, LLC (collectively and each individually referred to herein as “Apollo”) and a purchase and separation agreement with Apollo pursuant to which Apollo will first acquire OMG in its entirety, and then subsequently sell to Platform the OMG Businesses. The OMG Acquisition will take place in two stages: the Company expects to first acquire all of the OMG Businesses, other than its Malaysian subsidiary, immediately after Apollo’s acquisition of OMG, currently expected to occur during the fourth quarter of 2015, and then subsequently to acquire the Malaysian subsidiary during the first quarter of 2016. The total purchase price, subject to purchase price adjustments, is approximately $367 million.
Apollo’s acquisition of OMG is subject to certain customary closing conditions, including approval of the acquisition by the OMG's stockholders, expiration or termination of any applicable waiting periods under the HSRA Act, and other consents and approvals required under applicable U.S. and foreign antitrust laws. The first stage of the OMG Acquisition is subject only to the consummation of Apollo’s acquisition of OMG, and the second stage of the transaction is subject to additional standard closing conditions, including the absence of a material adverse effect with respect to the Malaysian subsidiary. On August 10, 2015, OMG's shareholders approved the proposed acquisition.
If the merger agreement is terminated due to Platform's or Apollo’s failure to obtain financing for their respective transactions (and under certain other limited circumstances), (i) the Company and Apollo will be required to pay OMG a pro rata portion of a reverse termination fee to OMG equal to $62.7 million (and the party responsible for such termination of the merger agreement will be required to reimburse the other party for its or their pro rata portion of the amount paid to OMG) and (ii) the party responsible for such termination of the merger agreement will be required to reimburse the other party for its fees and expenses up to $7.5 million. If the merger agreement is terminated due to the failure to obtain certain regulatory approvals for the OMG Acquisition, the Company may be required to reimburse OMG for its fees and expenses up to $7.5 million, and to pay to Apollo its fees and expenses up to $7.5 million. `
Platform believes the proposed OMG Acquisition is in line with its business strategy of growing into niche markets and will be included in the Company's Performance Applications business segment. OMG’s Electronic Chemicals business is similar to Platform's legacy MacDermid electronic chemical and surface treatment businesses. It develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.

3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	June 30, 2015	December 31, 2014
Finished goods	$326.8	$156.3
Work in process	16.0	—
Raw materials and supplies	127.2	49.5
Total inventory, net	$470.0	$205.8
In connection with the Arysta Acquisition, the fair value assessment of inventory resulted in an increase to finished goods of $39.0 million, of which $20.6 million and $36.5 million was charged to cost of sales during the three and six months ended June 30, 2015, respectively, in the Condensed Consolidated Statement of Operations.
The CAS inventory step-up became fully amortized during the three months ended March 31, 2015. For the six months ended June 30, 2015, $20.2 million was charged to cost of sales in the Condensed Consolidated Statement of Operations in connection with the CAS Acquisition.
The MacDermid inventory step-up became fully amortized during the three months ended March 31, 2014. For the six months ended June 30, 2014, $12.0 million was charged to cost of sales in the Condensed Consolidated Statement of Operations in connection with the MacDermid Acquisition.
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	June 30, 2015	December 31, 2014
Land and leasehold improvements	$42.1	$36.6
Buildings and improvements	77.8	44.4
Machinery, equipment, fixtures and software	166.5	99.0
Assets under capital leases	21.7	8.9
	308.1	188.9
Less: accumulated depreciation	(41.9)	(18.1)
	266.2	170.8
Construction in process	14.4	4.2
Property, plant and equipment, net	$280.6	$175.0
For the three months ended June 30, 2015 and 2014, the Company recorded a depreciation expense of $13.4 million and $5.4 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded a depreciation expense of $21.5 million and $9.0 million, respectively.
The net book value of assets acquired under capital leases was $16.0 million and $5.5 million at June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the Company designated Performance Application's San Marcos, CA facility, with a book value of $10.9 million, as an asset held-for-sale, in accordance with a restructuring plan to streamline the newspaper printing plate operations. The book value of the facility was reclassified from "Property, plant and equipment (net)" to "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheet as of June 30, 2015.
As of June 30, 2015, the Company also recorded a purchase accounting adjustment related to leased capital equipment acquired in connection with the CAS Acquisition totaling $13.2 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5 . GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Applications	Agricultural Solutions	Total
December 31, 2014	$961.2	$444.1	$1,405.3
Addition from acquisitions	—	1,697.1	1,697.1
Purchase accounting adjustments	—	43.8	43.8
Foreign currency translation	(23.9)	(109.5)	(133.4)
June 30, 2015	$937.3	$2,075.5	$3,012.8
The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $238 million and $69.3 million at June 30, 2015 and December 31, 2014, respectively.
During the second quarter of 2015, as a result of a decline of forecasted cash flows, the Company performed an impairment analysis of the $73.2 million of goodwill assigned to the ASF Americas reporting unit. In performing the impairment test, the Company estimated the fair value of ASF Americas pursuant to an income approach based upon discounted cash flows. For the estimate of fair value, the Company estimated annual revenue growth rates for the initial five year forecast period to range from 4.2% to 5.6% and estimated a long term growth rate in determining the terminal value of the reporting unit of 3.0%. The discount rate for the estimate of fair value was based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate of 10.0%.  The estimated fair value of ASF Americas exceeded its carrying value by 11.8%.  As a result, there was no impairment of goodwill assigned to ASF Americas.
Intangible assets subject to amortization were as follows:

	June 30, 2015			December 31, 2014
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	$946.8	$(104.5)	$842.3	$613.6	$(71.6)	$542.0
Developed technology	1,855.5	(177.0)	1,678.5	760.5	(50.8)	709.7
Tradenames	19.0	(2.2)	16.8	19.7	(1.0)	18.7
Non-compete agreements	1.9	(0.3)	1.6	1.9	(0.1)	1.8
Total	$2,823.2	$(284.0)	$2,539.2	$1,395.7	$(123.5)	$1,272.2
Useful lives range from 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames and 5 years for non-compete agreements, which results in weighted average useful lives of 20 years, 12 years, 20 years and 5 years, respectively, for an aggregate weighted average useful life of approximately 15 years at June 30, 2015.
For the three months ended June 30, 2015 and 2014, the Company recorded amortization expense on intangible assets of $52.4 million and $16.0 million, respectively. For the six months ended June 30, 2015, and 2014, the Company recorded amortization expense on intangible assets of $92.2 million and $29.3 million, respectively.
Annual amortization expense on the Company's intangible assets is estimated to total $198 million in 2015, $211 million in each of the years 2016 through 2019, and $210 million in 2020.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. EQUITY COMPENSATION PLANS
In June 2014, the Company’s stockholders approved the 2013 Plan. The 2013 Plan is administered by the compensation committee; provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board may exercise any power or authority granted to the compensation committee under the 2013 Plan. As of June 30, 2015, the total number of shares of common stock that may be subject to the granting of awards under the 2013 Plan based on the grants issued (as discussed below) is equal to 15,500,000 shares (subject to increase in accordance with the terms of the 2013 Plan). As of June 30, 2015, a total of 84,242 shares of common stock had been issued under the 2013 Plan.

	Six Months Ended June 30, 2015
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
December 31, 2014	721,933	142,110	329,823	250,000
Granted	464,024	250,622	213,402	—
Exercised	(75,000)	—	—	(75,000)
Forfeited	(25,984)	(25,984)	—	—
June 30, 2015	1,084,973	366,748	543,225	175,000
Equity Classified Share Based Payments
During the six months ended June 30, 2015, the Board approved grants totaling of 242,980 RSUs to certain employees of the Company under the 2013 Plan, with grant-date fair values ranging from $26.17 to $27.05 per unit and vesting periods ranging from 36 months to 57.5 months. In addition, 242,980 RSUs are subject to performance conditions that must be achieved in the final vesting year. During the six months ended June 30, 2015, 25,984 RSU's were forfeited.
On March 17, 2015, the Board approved grants to certain directors of Platform totaling 7,642 RSUs, effective March 25, 2015, with a grant-date fair value of $27.05. The RSUs will vest on March 17, 2016, provided that such directors continue to serve as directors of Platform through the vesting date. Each RSU represents a contingent right to receive one share of our common stock.
For the three months ended June 30, 2015 and 2014, total compensation expense associated with these RSUs totaled zero and $0.3 million, respectively. For the six months ended June 30, 2015 and 2014, total compensation expense associated with all RSUs totaled $0.3 million and $0.3 million, respectively.
Liability Classified Share Based Payments
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
During the six months ended June 30, 2015, the Board approved a grant of 213,402 RSUs with a grant-date fair value of $23.43 per unit that cliff vest at the end of a 24 month period, and are subject to certain performance conditions. The awards have been classified as liabilities. The undiscounted maximum cash value of all RSUs issued is approximately $5.0 million which is being recognized as compensation expense over the period from grant to the vesting date.
For the three months ended June 30, 2015 and 2014, compensation expense associated with these awards totaled $0.9 million and $0.1 million, respectively. For the six months ended June 30, 2015 and 2014, compensation expense associated with these awards totaled $1.4 million and $0.1 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
On April 23, 2013, a former non-founder director was granted a five-year option to acquire 75,000 ordinary shares. This option was fully vested and, upon our Domestication, became an option to acquire shares of our common stock. On March 16, 2015, the option was exercised and 75,000 shares of our common stock were issued on March 19, 2015.
Long Term Cash Bonus Plan
During the three months ended March 31, 2015, the Company established the LTCB. As of June 30, 2015, the plan provides participants the right to receive bonuses totaling $46.5 million upon completion of vesting periods ranging from 24.5 to 60 months. Approximately $12.5 million of the LTCB is subject to achieving a certain stock price target of Platform's common stock on the NYSE, subject to appropriate and equitable adjustments by the Board's compensation committee in the event Platform’s common stock is no longer publicly traded. The balance of the LTCB is subject to EBITDA performance targets that must be achieved, subject to appropriate and equitable adjustments by the Board's compensation committee to reflect any subsequent acquisition, divestiture or other corporate reorganizations. For the three and six months ended June 30, 2015, compensation (income) expense associated with the LTCB totaled $(0.3) million and $0.8 million, respectively.
Employee Stock Purchase Plan
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of June 30, 2015, a total of 25,966 shares had been issued under the ESPP, and 573 persons were eligible to participate in the ESPP.
7. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2015		2014		2015		2014
Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic (benefit) cost:
Service cost	$—	$0.2	$—	$0.2	$—	$0.4	$—	$0.4
Interest cost on the projected benefit obligation	1.6	0.5	1.7	0.8	3.2	1.0	3.4	1.6
Expected return on plan assets	(2.4)	(0.5)	(2.4)	(0.9)	(4.8)	(1.0)	(4.8)	(1.8)
Net periodic (benefit) cost	$(0.8)	$0.2	$(0.7)	$0.1	$(1.6)	$0.4	$(1.4)	$0.2

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2015		2014		2015		2014
Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic cost:
Interest cost on the projected benefit obligation	$0.1	$—	$0.1	$—	$0.2	$—	$0.2	$—
Net periodic cost	$0.1	$—	$0.1	$—	$0.2	$—	$0.2	$—
No pension service cost was recognized during the three and six months ended June 30, 2015 and 2014 under the Domestic Pension Plan, nor will be in future periods, as benefits in the plan were frozen in connection with the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, CAPITAL LEASES, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	June 30, 2015	December 31, 2014
Borrowings under lines of credit, weighted average interest rate of 3.29% at June 30, 2015	$22.4	$—

USD Notes, due 2022, interest at 6.50%	1,079.5	—
EUR Notes, due 2023, interest at 6.00%	383.4	—
First lien secured credit facility and term loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.5%	739.3	743.0
USD Incremental Loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	291.7	292.7
New Tranche B Term Loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	121.9	121.7
New Tranche B-2 Term Loan, due 2020, interest at the greater of 4.75% or LIBOR plus 3.75%	482.1	—
Euro Tranche Term Loan, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%	225.7	246.2
New Euro Tranche Term Loan, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%	90.3	—
Capital lease obligations	4.5	2.0
Total debt and capital lease obligations	3,418.4	1,405.6
Less: current portion debt and capital lease obligations	(16.8)	(13.2)
Total long-term debt and capital lease obligations	$3,401.6	$1,392.4
The Company adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” as of June 30, 2015, and reclassified approximately $48.6 million and $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of June 30, 2015 and December 31, 2014, respectively, of which $4.7 million and $1.9 million, respectively, was classified as current.
Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)	Principal Payments
Year ending December 31,
2015 - remaining	$10.9
2016	20.8
2017	20.5
2018	20.4
2019	20.4
2020	1,892.6
Thereafter	1,492.1
Total	$3,477.7

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Second Amended and Restated Credit Agreement
On August 6, 2014, the Company amended and restated its senior secured credit facilities by entering into Amendment No. 2 to the First Lien Credit Facility and the Second Amended and Restated Credit Agreement, and agreeing on the implementation of certain Further Amendments to the Second Amended and Restated Credit Agreement. Upon consummation of the CAS Acquisition on November 3, 2014, the Further Amendments became effective, increasing (i) the existing U.S. Dollar revolving credit facility to $87.5 million and (ii) the existing multicurrency revolving credit facility to $87.5 million. On the date of the CAS Acquisition, the Company also borrowed (i) an aggregate principal amount of $130 million under the New Tranche B Term Loan, (ii) $60.0 million under the U.S. Dollar Revolving Credit Facility, and (iii) €55.0 million under the multicurrency Revolving Credit Facility. The amounts under (ii) and (iii) in the immediately preceding sentence were both settled by December 31, 2014.  In addition, an aggregate amount of €205 million was borrowed under the Euro Tranche Term Loan by MAS Holdings and NAIP, subsidiaries of Platform.
Pursuant to the Further Amendments, certain additional domestic and foreign subsidiaries of Platform and MacDermid became guarantors under the Amended and Restated Credit Agreement, and certain additional collateral was pledged to secure the Company's obligations incurred under the Euro Tranche Term Loan and the other loans incurred under the Revolving Credit Facility. With the exception of this collateral package and the interest rate, the Euro Tranche Term Loan has terms substantially similar to those of Platform’s New Tranche B Term Loan and bears interest at a rate per annum equal to an applicable margin plus an adjusted Eurocurrency Rate, calculated as set forth in the Amended and Restated Credit Agreement. The Euro Tranche Term Loan matures on June 7, 2020.
On October 1, 2014, Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, and Barclays Bank PLC, as collateral and administrative agent and incremental lender, entered into the Incremental Amendment to the Amended and Restated Credit Agreement for an USD Incremental Loan in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment, such USD Incremental Loan has identical terms as the existing Tranche B term loans and is otherwise subject to the provisions of the Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.
On February 13, 2015, the Company entered into and closed the transactions contemplated by Amendment No. 3 to the Second Amended and Restated Credit Agreement, which, among other things, provided for (i) a New Tranche B-2 of Term Loan denominated in U.S. dollars in an aggregate principal amount of $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loan by €83.0 million to €287 million, (iii) an increase in the size of the existing U.S. Dollar Revolving Credit Facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency Revolving Credit Facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, the Company borrowed (i) a New Tranche B-2 Term Loan of $500 million (less original issue discount of 1%), (ii) an additional New Euro Tranche Term Loan of €83.0 million (less original issue discount of 2%), and (iii) $160 million under the U.S. Dollar Revolving Credit Facility to fund a portion of the cash consideration for the Arysta Acquisition.  Certain additional domestic and foreign subsidiaries of Platform and MacDermid, including certain subsidiaries acquired in the Arysta Acquisition, have since become guarantors under the Amended and Restated Credit Agreement, with certain of the Company's subsidiaries having pledged collateral in connection therewith.
The New Tranche B-2 Term Loan bears interest at a rate per annum equal to 3.75% plus an adjusted Eurocurrency rate, or 2.75% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement, and matures on June 7, 2020. Pursuant to Amendment No. 3, the previously existing New Tranche B Term Loan now bears interest at 3.50% per annum plus an adjusted Euro currency rate, or 2.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Revolving loans under the Amended and Restated Credit Agreement bear interest at a rate per annum equal to 3.00% plus an adjusted Eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement, and mature on June 7, 2018.
Except as set forth in Amendment No. 3 and above, the New Tranche B-2 Term Loan has identical terms as the existing New Tranche B Term Loan and is otherwise subject to the provisions of the Amended and Restated Credit Agreement.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Amendment No. 3, among other things, provides additional flexibility with respect to certain negative covenants, including by increasing certain dollar baskets as compared to the previous amendments. The Revolving Credit Facility also imposes a financial covenant, if borrowings under the Revolving Credit Facility and letter of credit obligations exceed 25% of the revolving credit commitments as of the last day of any fiscal quarter, which limits Platform to a 6.5 to 1.0 ratio of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. As of June 30, 2015, the Company was in compliance with the debt covenants contained in its Credit Facilities.
The Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, payment of any outstanding loans under the Amended and Restated Credit Agreement may be accelerated. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions.
Guarantees
The obligations of Platform and MacDermid, as borrowers, under the Amended and Restated Credit Agreement are guaranteed by ocurrent and future direct and indirect domestic subsidiaries. Certain of Platform's foreign subsidiaries also guarantee the obligations of MAS Holdings and NAIP with respect to the Euro Tranche Term Loan and the New Euro Tranche Term Loan. Pursuant to the Security Agreement, the Company's obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
Notes Offering
In connection with the Arysta Acquisition, on February 2, 2015, the Platform completed the private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, plus original issue premium of $1.0 million. The Notes are governed by an indenture, dated February 2, 2015, as amended by a first supplemental indenture dated February 13, 2015 and a second supplemental indenture dated May 20, 2015. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. Interest is payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015. Platform will make each interest payment to the holders of record to be determined on the immediately preceding January 15 and July 15.
The notes are (i) Platform’s senior unsecured obligations, ranking equally in right of payment with all of Platform’s existing and future senior unsecured debt and ranking senior in right of payment to all of Platform’s existing and future unsecured subordinated debt; (ii) effectively subordinated to Platform’s secured indebtedness, including the debt outstanding under the Amended and Restated Credit Agreement, to the extent of the value of the assets securing such debt, and are structurally subordinated to indebtedness and other liabilities, including trade payables, of Platform’s non-guarantor subsidiaries; and (iii) jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis generally by current and future direct and indirect domestic subsidiaries that guarantee the Amended and Restated Credit Agreement.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Lines of Credit and Other Debt Facilities
The Company carries various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of June 30, 2015, borrowings under such facilities totaled $22.4 million. At December 31, 2014, there were no borrowings under such facilities. The Company also had letters of credit outstanding of $7.3 million and $1.0 million at June 30, 2015 and December 31, 2014, respectively, which reduce the borrowings available under the various credit facilities. At June 30, 2015 and December 31, 2014, the availability under these facilities was approximately $367 million and $195 million, respectively, net of outstanding letters of credit. As of June 30, 2015, interest rates on such facilities ranged from 0.45% to 25.00%.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Financial guarantees and factoring" in the Company's Condensed Consolidated Balance Sheet, and totaled $23.5 million and zero as of June 30, 2015 and December 31, 2014, respectively. Program income and expenses are recorded in "Interest expense, net" in the Condensed Consolidated Statement of Operations and totaled zero for the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, the Company recorded program expenses of $0.2 million and zero, respectively.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $244 million as of June 30, 2015. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, whereas the derecognition criteria have been met, totaled $90.6 million and zero as of June 30, 2015 and December 31, 2014, respectively. Account receivable balances related to arrangements not having met the derecognition criteria, whereas the risks and rewards of ownership have not been transferred, remain recorded in "Account receivable" and the related liabilities are included in "Financial guarantees and factoring" in the Company's Condensed Consolidated Balance Sheet, and totaled $46.5 million and zero as of June 30, 2015 and December 31, 2014, respectively. Factoring fees are recorded in "Interest expense, net" in the Condensed Consolidated Statement of Operations and totaled $0.5 million and zero for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded factoring fees of $1.2 million and zero, respectively.
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
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the Condensed Consolidated Financial Statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar.
As of June 30, 2015, the aggregate U.S. dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $139 million, all with settlement dates within one year. The majority of forward contracts are in U.S. dollars ($125 million), British pounds (£5.9 million) and Euros (€4.2 million), with lesser amounts in Chinese yuans and Australian dollars. The market value of forward contracts are determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies. The net fair value of the foreign currency forward contracts is recorded as

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

an unrealized gain (loss) under "Other (expense) income, net" in the accompanying Condensed Consolidated Statement of Operations.
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		June 30, 2015	December 31, 2014
		U.S. Dollar Amount	U.S. Dollar Amount
Derivatives not designated as hedging instruments:	Assets Balance Sheet Location
Foreign exchange contracts	Prepaid expenses & other current assets	$0.7	$—
	Liabilities Balance Sheet Location
Foreign exchange contracts	Other current liabilities	—	0.1
Total derivative contracts		$0.7	$(0.1)
During the three and six months ended June 30, 2015, there were no unrealized gains (losses) recorded in Other Comprehensive Income related to foreign currency hedges. During the three and six months ended June 30, 2014, unrealized losses recorded in Other Comprehensive Income totaled $0.2 million.
During the three and six months ended June 30, 2015, the Company recorded $1.4 million of realized losses in "Other (expense) income, net" related to the settlement of hedged foreign exchange contracts. During the three and six months ended June 30, 2014, realized gains recorded in "Other (expense) income, net" totaled $0.3 million and $0.5 million, respectively.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	June 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$29.2	$29.2	$—	$—
Available for sale equity securities	2.3	1.5	0.8	—
Derivatives	0.7	—	0.7	—
Total	$32.2	$30.7	$1.5	$—
Liability Category
Long term contingent consideration	$67.5	$—	$—	$67.5
Total	$67.5	$—	$—	$67.5

		Fair Value Measurement Using
(amounts in millions)	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$15.4	$15.4	$—	$—
Available for sale equity securities	2.3	1.5	0.8	—
Total	$17.7	$16.9	$0.8	$—
Liability Category
Long term contingent consideration	$63.9	$—	$—	$63.9
Derivatives	0.1	—	0.1	—
Total	$64.0	$—	$0.1	$63.9
Money market accounts are included in "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets. Available for sale equity securities are included in "Other assets" in the Condensed Consolidated Balance Sheets.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Long term contingent consideration - The long term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metric over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 1.8% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. For the three and six month ended June 30, 2015, the fair value of the long term contingent consideration increased by $0.9 million and $3.6 million, respectively. For the three and six month ended June 30, 2014, the fair value of the long term contingent consideration increased by $10.8 million and $23.8 million, respectively. Changes in the fair value of the long term contingent consideration is recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statement of Operations. An increase or decrease in the discount rate of 0.5% changes the fair value measure of each component by $1.0 million.
As of June 30, 2015 and 2014, there were no significant transfers between the fair value hierarchy levels.
Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long term debt and capital lease obligations:

(amounts in millions)	June 30, 2015		December 31, 2014
Long term debt - including current portion	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Notes, due 2022, interest at 6.50%	$1,079.5	$1,117.3	$—	$—
EUR Notes, due 2023, interest at 6.00%	383.4	384.3	—	—
First Lien Credit Facility	739.3	738.3	743.0	720.7
USD Incremental Loan	291.7	291.4	292.7	283.9
New Tranche B Term Loan	121.9	121.8	121.7	118.0
New Tranche B-2 Term Loan	482.1	481.5	—	—
Euro Tranche Term Loan	225.7	225.4	246.2	238.8
New Euro Tranche Term Loan	90.3	90.2	—	—
Capital lease obligations	4.5	4.5	2.0	2.6
Total	$3,418.4	$3,454.7	$1,405.6	$1,364.0

The following methods and assumptions were used to estimate the fair value of the Company’s long term debt:
Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the carrying amount of the related debt. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Underwritten Public Offering
On June 23, 2015, we entered into an underwriting agreement with Credit Suisse Securities (USA) LLC and Barclays Capital Inc., as representatives of several underwriters relating to the June 2015 Equity Offering of 18,226,414 shares of our common stock at a public offering price of $26.50 per share. This number of shares includes 2,377,358 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The June 2015 Equity Offering was registered with the SEC pursuant to a Registration Statement on Form S-3, as amended (File Nos. 333-205010 and 333-205181), initially filed by Platform on June 17, 2015. The June 2015 Equity Offering closed on June 29, 2015 and resulted in gross proceeds to Platform of approximately $483 million, before underwriting discounts, commissions and offering expenses of $14.8 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Preferred Stock
Pursuant to the Company's Certificate of Incorporation, as amended, 5,000,000 shares of preferred stock are authorized. The Board has designated 2,000,000 shares as "Series A Preferred Stock." As of June 30, 2015 and December 31, 2014, a total of 2,000,000 shares were issued and outstanding. The Board has also designated 600,000 shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of the Company's Condensed Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014, a total of 600,000 and zero shares, respectively, were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
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
Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020. Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (extendable by our Board for three additional years).
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
In connection with the issuance of the Series B Convertible Preferred Stock, the Company entered into a registration rights agreement with the Seller dated February 17, 2015, pursuant to which it agreed to (i) file a registration statement with the SEC covering the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock, as soon as reasonably practicable following the issuance of the Series B Convertible Preferred Stock, and (ii) use its commercially reasonable efforts to cause the SEC to declare such registration statement effective by not later than six months following the date of the registration rights agreement. On February 25, 2015, the Company filed the Seller Resale Registration Statement to register the resale of a maximum of 22,107,590 shares of common stock. Such resale registration statement was amended on March 20, 2015 and April 29, 2015, and declared effective by the SEC on May 6, 2015.
Option Exercise
On April 23, 2013, a former non-founder director was granted a five-year option to acquire 75,000 ordinary shares. This option was fully vested and, upon our Domestication, became an option to acquire shares of our common stock. On March 16, 2015, the option was exercised and 75,000 shares of our common stock were issued on March 19, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock that may be converted in shares of our common stock at a rate of 25% per year over a four-year period.
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 and will continue to be until such time as it is fully converted in shares of our common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 561,577 shares have been issued as of June 30, 2015.
For the three months ended June 30, 2015 and 2014, approximately $2.0 million and $1.8 million, respectively, of net (loss)income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.36% and 6.76% at June 30, 2015 and 2014, respectively.
For the six months ended June 30, 2015 and 2014, approximately $1.2 million and $3.1 million, respectively, of net income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
As a result of the Arysta Acquisition, approximately $24.6 million of non-controlling interest was recorded in purchase accounting as a result of the consolidation of less-than-wholly-owned subsidiaries.
12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at March 31, 2015	$(547.5)	$(15.4)	$—	$—	$15.1	$(547.8)
Other comprehensive income (loss) before reclassifications, net	161.5	—	0.3	—	(1.6)	160.2
Reclassifications, pretax	—	—	—	—	—	—
Tax benefit reclassified	—	—	—	—	—	—
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)

	Six Months Ended June 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive (loss) income before reclassifications, net	(263.8)	—	0.2	—	7.1	(256.5)
Reclassifications, pretax	—	—	—	—	—	—
Tax benefit reclassified	—	(0.5)	—	—	—	(0.5)
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2014
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2014	$2.7	$2.0	$—	$—	$—	$4.7
Other comprehensive income before reclassifications, net	19.7	—	0.1	—	(1.3)	18.5
Reclassifications, pretax	—	—	(0.1)	(0.1)	—	(0.2)
Tax expense reclassified	—	—	—	0.1	—	0.1
Balance at June 30, 2014	$22.4	$2.0	$—	$—	$(1.3)	$23.1

	Six Months Ended June 30, 2014
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2013	$(0.6)	$1.8	$—	$0.1	$—	$1.3
Other comprehensive income before reclassifications, net	23.0	0.2	0.1	—	(1.3)	22.0
Reclassifications, pretax	—	—	(0.1)	(0.2)	—	(0.3)
Tax expense reclassified	—	—	—	0.1	—	0.1
Balance at June 30, 2014	$22.4	$2.0	$—	$—	$(1.3)	$23.1
13.  EARNINGS PER SHARE
A computation of the weighted average shares outstanding for the three and six months ended June 30, 2015 and 2014 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions, except per share amounts)	2015	2014	2015	2014
Net loss attributable to common stockholders	$(12.2)	$(0.4)	$(38.9)	$(7.8)
Basic weighted average common stock outstanding	192.8	128.6	192.3	117.9
Convertible and performance-based stock (1)	—	—	—	—
Dilutive weighted average common stock outstanding	192.8	128.6	192.3	117.9
Earnings per share attributable to common stockholders:
Basic	$(0.06)	$—	$(0.20)	$(0.07)
Diluted	$(0.06)	$—	$(0.20)	$(0.07)

[1]
No share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2015 and 2014, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2015	2014	2015	2014
Number of shares contingently issuable to Founder Entities as stock dividend to Series A Preferred Stock	2,789	11,279	2,789	11,279
Number of shares issuable upon conversion of warrants	—	—	—	2,243
Number of shares issuable upon conversion of PDH Common Stock	8,213	8,775	8,213	8,775
Number of shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000	2,000
Number of shares issuable upon conversion of Series B Convertible Preferred Stock	22,108	—	16,733	—
Number of shares contingently issuable for the contingent consideration	1,347	713	1,333	713
Number of shares issuable upon conversion of the 401k exchange rights	—	—	—	544
Number of stock options	69	88	79	80
Number of restricted stock shares and units	161	2	89	1
	36,687	22,857	31,236	25,635
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
Total rental expense for operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Rent Expense	$6.1	$2.5	$10.4	$5.0
Minimum non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Payment
Year ending December 31,
2015, remaining	$7.0
2016	9.5
2017	6.5
2018	4.8
2019	3.8
2020	3.1
Thereafter	12.8
$47.5

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.
15. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized asset retirement obligations, or AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. As of June 30, 2015 and December 31, 2014, the Company's ARO reserves, included in other current and long term liabilities in the Condensed Consolidated Balance Sheets, totaled $17.7 million and $18.5 million, respectively, for sites in Europe, Latin America and North America.
Changes in the Company’s AROs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
AROs, beginning of period	$17.4	$4.9	$18.5	$4.8
Acquisitions	0.4	0.3	0.4	0.3
Accretion expense	0.2	0.2	0.5	0.3
Remeasurements	(0.7)	—	(0.7)	—
Foreign currency adjustments	0.4	—	(1.0)	—
AROs, end of period	$17.7	$5.4	$17.7	$5.4
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of June 30, 2015 and December 31, 2014, approximately $2.1 million and $4.5 million, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates. The discovery of additional contaminants at these facilities or other sites or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs. Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of June 30, 2015 and December 31, 2014 would not be material to the Company’s consolidated financial position, results of operations or cash flows.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2015 and December 31,

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2014, the Company has reserved approximately $5.9 million and $4.4 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.
Product liability and/or personal injury claims for, or relating to, products we sell under our Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately $11.3 million. The Company believes that it has adequate defenses and intends to vigorously defend against this claim, and therefore has not established a reserve related to this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, a subsidiary of the Company, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which the Company considers to be non-material. The Company believes this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. The plaintiff subsequently filed for an application for clarification of the partial award, to which the Company responded by filing its own calculation of the award. The Company is currently awaiting further decisions from the tribunal.
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock.  To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform. Such shortfall would however be reduced by a portion, or all, of the amount for which the arbitration matter described in the preceding paragraph may be resolved, either by order of the arbitrators or by settlement, pursuant to a formula negotiated by and between the Company and the Seller.
In June 2009, a lawsuit was filed by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed against Arysta Brazil and five other defendants by the city of Ulianopolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended until October 15, 2015 in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($16.1 million, based on the BRL/USD exchange rate of 0.3223 on June 30, 2015), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($22.9 million, based on the BRL/USD exchange rate of 0.3223 on June 30, 2015). In addition, 13 former employees of the incineration facility have brought actions naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 173.3 million ($55.9 million, based on the BRL/USD exchange rate of 0.3223 on June 30, 2015) for health problems allegedly contracted as a result of their employment at the incineration site.

In April 2014, Arysta LifeScience North America, LLC, or ALSNA, was served by Natividad and Francisco Sanchez, as plaintiffs, with a complaint naming over 30 defendants, including several chemical companies and crop protection companies. The complaint alleges that one of the plaintiffs was exposed to various products during the course of employment with various employers between 1989 and 2012, and that those products caused the plaintiff to develop medical conditions, including acute myelogenous leukemia. The plaintiffs are seeking monetary damages in the amount of $13.2 million. Some of the claims with respect to ALSNA appear to relate to exposure to products of a business acquired by ALSNA. To the extent such exposure occurred prior to the acquisition, ALSNA intends to seek indemnification from the seller. ALSNA filed its answer in May 2014.

From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. In the past, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so, and we are currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 41.3 million ($13.3 million, based on the BRL/USD exchange rate of 0.3223 on June 30, 2015). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
In February 2015, MacDermid, as plaintiff, settled a litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. On April 3, 2015, the Company received part of the settlement in the amount of $16.0 million, and placed the remainder, net of legal costs, into escrow for future distribution in accordance with the pending litigation provisions of our Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
16. INCOME TAXES
For the three months ended June 30, 2015 and 2014, income tax benefit totaled $0.2 million and $4.1 million, respectively. The Company's effective tax rate in the second quarter of 2015 was 2.7% on pre-tax losses of $9.3 million, compared to an effective tax rate of 158.2% on pre-tax losses of $2.6 million in the second quarter of 2014. The difference between the statutory and effective tax rate for the three months ended June 30, 2015 principally relates to a tax charge of $4.8 million related to a change in valuation allowance due to a change in forecasts impacting foreign tax credit utilization and a tax benefit for the release of a tax reserve of $2.4 million.
For the six months ended June 30, 2015 and 2014, income tax (expense) benefit totaled $(24.5) million and $1.9 million, respectively. The Company's effective tax rate for the six months ended June 30, 2015 was (224.7)% on pre-tax losses of $10.9 million, compared to an effective tax rate of 30.5% on pre-tax losses of $6.4 million for the six months ended June 30, 2014. The difference between the statutory and effective tax rate for the six months ended June 30, 2015 is principally related to a tax expense for the establishment of a $23.8 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition and losses that did not produce tax benefits having a greater impact in the current period than in the prior year period.
The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. As a result of the impact of the Arysta Acquisition, the Company believes it is more likely than not that the full value of the foreign tax credit carryovers will not be realizable. Consequently, a valuation allowance of $19.0 million was recorded discretely in the first quarter of 2015. The valuation allowance was increased by $4.8 million in the second quarter of 2015 due to changes in forecasts.
The amount of unrecognized tax benefits was $67.8 million and $27.7 million at June 30, 2015 and December 31, 2014, respectively, of which $36.3 million would reduce our effective tax rate if recognized. The increase was primarily due to the historical Arysta unrecognized tax benefits assumed.
Accrued interest and penalties related to unrecognized tax benefits were $9.7 million and $4.7 million at June 30, 2015 and December 31, 2014, respectively. The Company recognized interest and penalties of $0.1 million and $0.4 million related to unrecognized tax benefits in the income tax provision for the three and six months ended June 30, 2015, respectively. The remainder of the increase was due to the historical Arysta interest and penalties assumed.
The unrecognized tax benefits could be reduced by $3.3 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The open tax years for major jurisdictions were as follows:

Major Jurisdictions	Open Years
Belgium	2008	through current
Brazil	2009	through current
China	2011	through current
France	2010	through current
Japan	2009	through current
Mexico	2009	through current
South Africa	2009	through current
United Kingdom	2008	through current
United States	2011	through current
The Company is undergoing an audit in France for tax years 2010 through 2012 and in Mexico for tax year 2013. Finally, the Company has been notified by the tax authorities of their intent to initiate an audit in Belgium for tax years 2008 through 2013.
17. VARIABLE INTEREST ENTITIES
In connection with the Arysta Acquisition in February 2015, the Company acquired ownership in two distributors deemed to be variable interest entities.
Saphyto S.A.
The Company holds a 45.0% interest in its product distributor, Saphyto S.A. The Company has determined that it is the primary beneficiary of the activities of Saphyto S.A., as approximately 94.0% of the distributor's sales are based on the Company's products and it has the power to direct activities impacting Saphyto S.A.'s economic performance. The Company is responsible for granting licenses to Saphyto S.A. to sell products and providing technical assistance and feedback on internal operations and controls. The Company and Saphyto's management jointly define the commercial, financial and technical strategy of Saphyto S.A., including pricing. As a result, the activities of Saphyto S.A. are consolidated in the Company's Condensed Consolidated Financial Statements.
The following table summarizes the carrying amounts of Saphyto S.A.’s assets and liabilities included in the Company’s Condensed Consolidated Balance Sheet at June 30, 2015:

(amounts in millions)	June 30, 2015
Assets and Liabilities of Saphyto S.A.
Cash and cash equivalents	$—
Other current assets	13.1
Property, plant and equipment	1.2
Other non-current assets	0.3
Total assets	$14.6
Current liabilities	10.5
Total liabilities	$10.5
The capital structure of Saphyto S.A. includes total owner's equity of $4.1 million and short term borrowings of $1.0 million as of June 30, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Société des Produits Industriels et Agricoles, or SPIA
The Company holds a 31.95% interest in its product distributor, SPIA. Approximately 90% of sales generated in SPIA are attributable to the Company's products. The Company is responsible for the development of SPIA's sales for export, administrative and accounting support, and technical support sales.
The Company has determined that although it receives a disproportionate amount of economic benefit as compared to its ownership interest, it is not the primary beneficiary of the activities of SPIA, as the majority shareholder of SPIA holds a 50.9% interest and exercises control through voting rights. As a result, the Company has applied the equity method of accounting to its interest in SPIA and is reflected in "Other assets" in the Company's Condensed Consolidated Balance Sheet. The equity investment balance totaled $1.3 million as of June 30, 2015, representing the Company's maximum exposure to loss. SPIA's total assets were approximately $4.3 million as of June 30, 2015. The capital structure of SPIA includes total owner's equity of approximately $4.3 million.
18. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.36% at June 30, 2015 and 6.67% at December 31, 2014.
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
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term. For each of the three month periods ended June 30, 2015 and 2014, the Company incurred advisory fees under the agreement totaling $0.5 million, and for each of the six month periods ended June 30, 2015 and 2014, the Company incurred advisory fees totaling $1.0 million.
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
19. RESTRUCTURING
The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restructuring expenses were recorded in the segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Performance Applications	$1.4	$0.4	$2.9	$0.4
Agricultural Solutions	10.7	—	10.8	—
Total restructuring	$12.1	$0.4	$13.7	$0.4
The restructuring plans initiated in the Performance Applications segment relate to cost saving opportunities associated with a realignment of this segment's footprint in the United States. The restructuring plans initiated in the Agricultural Solutions segment primarily relate to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. There are no material additional costs expected to be incurred related to these discrete restructuring plans. At June 30, 2015 and December 31, 2014, restructuring liability totaled $0.7 million and $1.6 million, respectively, and are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets.
Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Cost of sales	$1.2	$—	$1.2	$—
Selling, technical, general and administrative	10.9	0.4	12.5	0.4
Total restructuring	$12.1	$0.4	$13.7	$0.4
20. SEGMENT INFORMATION
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. The new segment reporting structure represents businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
The Performance Applications segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. We sell these products worldwide. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to the following industries; Electronics, Industrial, Offshore and Commercial Packing and Printing. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. For the commercial packaging and printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

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
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented. The historical periods have been recasted to reflect the change to the Company's reportable business segment structure during the first quarter of 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Net Sales (from external customers):
Performance Applications	$181.5	$189.1	$361.8	$372.8
Agricultural Solutions	493.6	—	848.1	—
Consolidated net sales	675.1	189.1	1,209.9	372.8
Adjusted EBITDA:
Performance Applications	53.9	48.2	102.4	94.1
Agricultural Solutions	113.7	—	195.7	—
Adjusted EBITDA	$167.6	$48.2	$298.1	$94.1

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles Adjusted EBITDA to Net loss attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Adjusted EBITDA	$167.6	$48.2	$298.1	$94.1
Adjustments to reconcile to net loss attributable to stockholders:
Interest expense	(52.5)	(7.9)	(93.0)	(15.7)
Depreciation and amortization expense	(66.1)	(21.4)	(114.3)	(38.3)
Restructuring and related expenses	(12.1)	(0.4)	(13.7)	(0.4)
Manufacturer's profit in inventory adjustment	(20.7)	—	(56.7)	(12.0)
Acquisition transaction costs	(24.1)	(10.5)	(55.4)	(10.5)
Non-cash fair value adjustment to contingent consideration	(0.9)	(10.8)	(3.6)	(23.8)
Legal settlement	16.0	—	16.0	—
Acquisition put option expiration	—	—	3.0	—
Foreign exchange gains on foreign denominated external and internal debt	(17.9)	—	6.1	—
Other income	1.4	0.2	2.6	0.2
Loss before income taxes and non-controlling interest	(9.3)	(2.6)	(10.9)	(6.4)
Income tax benefit (expense)	0.2	4.1	(24.5)	1.9
Net income attributable to the non-controlling interests	(3.1)	(1.9)	(3.5)	(3.3)
Net loss attributable to stockholders	$(12.2)	$(0.4)	$(38.9)	$(7.8)
21. SUBSEQUENT EVENTS
Proposed Alent Acquisition
On July 13, 2015, Platform and Alent issued an announcement, pursuant to Rule 2.7 of the U.K. Takeover Code, disclosing the terms of a recommended offer by MacDermid Performance Acquisitions Ltd., a private limited company registered in England and Wales, and an indirect subsidiary of Platform, to acquire all of the shares of Alent pursuant to a scheme of arrangement to be implemented under the U.K. Companies Act. In connection with the Alent Acquisition, on July 13, 2015, (i) Platform, MacDermid Performance Acquisitions Ltd., and Alent entered into a co-operation agreement and (ii) Platform, certain subsidiary guarantors, Credit Suisse AG and certain other Credit Suisse AG affiliates entered into a $1.88 billion interim facility letter.

Pursuant to the terms of the Alent Acquisition, each shareholder of Alent is entitled to receive 503 pence in cash for each ordinary share of Alent. The scheme of arrangement will also include a partial share alternative under which eligible shareholders of Alent can elect to receive Platform common stock in lieu of part or all of the cash consideration that they would otherwise be entitled to receive in exchange for their Alent Shares on the basis of 0.31523 new Platform's shares for every Alent share. Such alternative is to be limited to the issue of new Platform shares in respect of approximately 21.9% of Alent’s issued share capital at close of business on July 10, 2015. The Alent Acquisition values Alent’s entire share capital at approximately £1.35 billion ($2.10 billion, based on the GBP/USD exchange rate of 1.5517 on July 10, 2015).
On July 13, 2015, in connection with the Alent Acquisition, Platform and certain subsidiary guarantors entered into an interim facility letter with Credit Suisse AG and certain of its affiliates pursuant to which they committed, subject to the terms therein, to provide Platform with a $1.88 billion interim senior unsecured term loan facility. Platform expects to replace this term loan facility with more permanent financing before or after the closing of the Alent Acquisition. The commitments under the interim facility letter, unless previously terminated, will terminate on the earlier of (i) the date on which the consummation of the Alent Acquisition is announced without the making of any advances under the term loan facility and (ii) July 13, 2016. The facility amount of $1.88 billion will be reduced by the net proceeds of any securities or other borrowings raised or issued in connection with the Alent Acquisition. The interim facility letter is subject to other terms and conditions customary for commitments and facilities of this type including certain affirmative covenants, negative covenants, conditions precedent and events of default.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On the date of the Rule 2.7 announcement, and as provided for therein, Platform and MacDermid Performance Acquisitions Ltd. received an irrevocable undertaking from Cevian Capital II Master Fund LP, the largest shareholder of Alent, to vote in favor of the scheme of arrangement and elect for the partial share alternative in respect of its entire beneficial ownership of 58,432,694 of Alent's shares. If no shareholders of Alent apart from Cevian Capital II Master Fund LP elect to receive new Platform shares, Cevian Capital II Master Fund LP will be issued the full amount of new Platform shares available under the partial share alternative.

The Acquisition is conditioned upon, among other things, (i) approval of the scheme of arrangement and the related resolutions by the requisite majorities of Alent shareholders and the sanction of the scheme by the High Court of England and Wales, (ii) the expiration or termination of the applicable waiting period under the HSRA Act, as well as the receipt of certain other clearances under the antitrust laws of other jurisdictions in which an antitrust filing is required to be made and associated approvals and clearances and (iii) the absence of an adverse change or deterioration in the business, assets, financial or trading position or profits or prospects of any member of the Alent group, which is material in the context of the group taken as a whole.
If the Alent Acquisition is not consummated, we may be required to pay to Alent certain costs and expenses relating to the Alent Acquisition, including a break-up fee of £27 million in the event we invoke a regulatory approvals condition on or prior to July 13, 2016 or where certain regulatory approvals conditions are not satisfied or waived on July 13, 2016, as further provided in the co-operation agreement with Alent.
Both companies' boards of directors have unanimously recommended the transaction, which is expected to close in late 2015 or early 2016, subject to customary closing conditions for transactions of this nature. MacDermid Performance Acquisitions Ltd. reserves the right, subject to the prior consent of the U.K. Panel on Takeovers and Mergers and the terms of the co-operation agreement, to elect to implement the Alent Acquisition by way of a takeover offer (as such term is defined in the U.K. Companies Act). Following closing of the transaction, Platform will remain a NYSE listed company domiciled in the United States. There can be no assurances that the Alent Acquisition will be consummated. Please see the risk factors included in this Quarterly Report for risks regarding the proposed Alent Acquisition.

In connection with the Alent Acquisition, during July 2015, the Company entered into no-cost, deal contingent forward purchases of £1.06 billion ($1.64 billion , based on the GBP/USD exchange rate of 1.5487 on July 13, 2015). The price for 50% of the forward purchases is set; however, it is dependent upon the timing of the closing of the proposed Alent Acquisition. The price for the remaining 50% allows for the Company to benefit from a weakening of the GBP relative to the USD while being protected against price movements above a maximum average of GBP/USD exchange rate of 1.6244.
Interest rate swaps
On August 5, 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating rate portion of the interest payments on approximately $1.20 billion of our USD denominated debt and €286 million of our Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Many factors may cause the actual results, performance or achievements of Platform to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, among other things, Platform's ability to close the proposed OMG and Alent Acquisitions (including the possibility that necessary regulatory approvals or stockholders approvals relating to these pending acquisitions will not be obtained or any of the respective closing conditions of these pending acquisitions will not be satisfied); Platform’s adjusted earnings per share, expected or estimated revenue; the outlook for Platform's markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin improvement requirement and expansion, organic net sales growth, bank debt covenants; the success of new product introductions, growth in costs and expenses; Platform’s ability to identify, hire and retain executives and other employees with sufficient expertise; Platform’s assessment of its internal control over financial reporting and the timing and effectiveness of Platform’s efforts to remediate any reported material weakness in its internal control over financial reporting; the impact of commodities and currencies and Platform's ability to manage its risk in these areas; general business and economic conditions globally, industry trends, competition, changes in government and other regulations, including in relation to the environment, health and safety, taxation, labor relations and work stoppages, changes in political and economic stability, disruptions in business operations due to reorganization activities and interest rate and currency fluctuations; and the impact of acquisitions, divestitures, restructuring and other unusual items, including Platform's ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated, pending and future acquisitions. Platform generally identifies forward-looking statements by words such as “plans”, “expects”, “is expected”, “is subject to”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, “believes”, “targets”, “aims”, “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and elsewhere in this Quarterly Report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are “non-GAAP financial measures” within the meaning of Item 10 of Regulation S-K. Such non-GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the Arysta, CAS and Agriphar Acquisitions and foreign currency translations. We have presented both U.S. GAAP and adjusted financials to better provide investors with measures that allow them to more readily compare the performance of the Company, including, among other things, giving investors additional information regarding our organic performance without giving effect to the Arysta, CAS and Agriphar Acquisitions. However, investors should not consider these non-GAAP financial measures as a substitute for the financial information that we report in accordance with U.S. GAAP. This section contains a reconciliation of each such non-GAAP financial measure to the unadjusted financial measure based on U.S. GAAP.

The following “Overview” section is a brief summary of the significant items addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should read the relevant portions of this section for a complete discussion of the items summarized below.

Executive Overview
We are a global, diversified producer of high technology specialty chemical products. We report two business segments: Performance Applications and Agricultural Solutions. We sell our products worldwide and our business segments include significant foreign operations.
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
As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. To date, Platform has completed four acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014 and the Arysta Acquisition on February 13, 2015. On June 1, 2015, we announced the proposed OMG Acquisition, which is expected to close in two stages during the fourth quarter of 2015, and subsequently, during the first quarter of 2016, in each case subject to certain customary closing conditions. In addition, on July 13, 2015, we announced the proposed Alent Acquisition, which is expected to close in late 2015 or early 2016 after the satisfaction of the applicable closing conditions, including Alent shareholder approval and regulatory approvals in certain jurisdictions. There can be no assurances that the proposed OMG Acquisition or Alent Acquisition will be completed on the expected time frame, or at all. See "Proposed OMG Acquisition" and "Proposed Alent Acquisition" below. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially and fiscally prudent.
Acquisitions
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion. The purchase price consisted of $2.86 billion in cash (net of acquired cash, closing adjustments and including Seller transaction expenses paid by Platform) and $600 million of Platform's Series B Convertible Preferred Stock issued to the Seller with a fair market value of $646 million.
We financed the Arysta Acquisition with the proceeds from (1) available cash on hand, (2) the offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 denominated in U.S. dollars and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 denominated in Euros (plus original issue premium of $1.0 million), which offering was completed on February 2, 2015, and (3) additional borrowings of $500 million (less original issue discount of 1%) through an incremental term loan denominated in U.S. dollars, €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euros, and an additional $160 million under our U.S. dollar Revolving Credit Facility.
CAS Acquisition
On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 2,000,000 shares of our common stock.
We financed the CAS Acquisition with a combination of available cash on hand and borrowings under an increase in term loans of approximately $389 million ($256 million of which is denominated in Euros), $60 million under our U.S. Dollar Revolving Credit Facility and €55 million ($68.7 million) under our multicurrency Revolving Credit Facility pursuant to our Amended and Restated Credit Agreement.

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
Recent Developments
Proposed OMG Acquisition
On May 31, 2015, we entered into a merger agreement with OMG and affiliates of Apollo and a purchase and separation agreement with Apollo pursuant to which Apollo will first acquire OMG in its entirety, and then subsequently sell to us the OMG Businesses. The OMG Acquisition will take place in two stages: we expect to first acquire all of the OMG Businesses, other than its Malaysian subsidiary, immediately after Apollo’s acquisition of OMG, currently expected to occur during the fourth quarter of 2015, and then subsequently to acquire the Malaysian subsidiary during the first quarter of 2016. The total purchase price, subject to purchase price adjustments, is approximately $367 million.
Apollo’s acquisition of OMG is subject to certain customary closing conditions, including approval of the acquisition by the OMG's stockholders, expiration or termination of any applicable waiting periods under the HSRA Act, and other consents and approvals required under applicable U.S. and foreign antitrust laws. The first stage of the OMG Acquisition is subject only to the consummation of Apollo’s acquisition of OMG, and the second stage of the transaction is subject to additional standard closing conditions, including the absence of a material adverse effect with respect to the Malaysian subsidiary.
We believe the proposed OMG Acquisition is in line with our business strategy of growing into niche markets. The OMG Businesses are expected to be included in our Performance Applications business segment. OMG’s Electronic Chemicals business is similar to our legacy MacDermid's electronic chemical and surface treatment businesses, which develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products. See Note 2, Acquisitions of Business in this Quarterly Report for more information on the OMG Acquisition.
Proposed Alent Acquisition
On July 13, 2015, Platform and Alent issued an announcement, pursuant to Rule 2.7 of the U.K. Takeover Code, disclosing the terms of a recommended offer by MacDermid Performance Acquisitions Ltd., a private limited company registered in England and Wales, and an indirect subsidiary of Platform, to acquire all of the shares of Alent.

Pursuant to the terms of the Alent Acquisition, each shareholder of Alent is entitled to receive 503 pence in cash for each ordinary share of Alent. The scheme of arrangement will also include a partial share alternative under which eligible shareholders of Alent can elect to receive shares of our common stock in lieu of part or all of the cash consideration that they would otherwise be entitled to receive in exchange for their Alent shares on the basis of 0.31523 new Platform shares for every Alent share. Such alternative is to be limited to the issue of new Platform shares in respect of approximately 21.9% of Alent’s issued share capital at close of business on July 10, 2015. The Alent Acquisition values Alent’s entire share capital at approximately £1.35 billion ($2.10 billion, based on the GBP/USD exchange rate of 1.5517 on July 10, 2015). Both companies' boards of directors unanimously support the transaction, which is expected to close in late 2015 or early 2016, subject to customary closing conditions for transactions of this nature.

The Alent Acquisition is in line with our core strategy to acquire businesses that fit with our “Asset-Lite, High-Touch” business model. Alent is a highly attractive business, which we believe has compelling growth prospects, high cash flow margins, a proven financial track record and strong customer relationships with significant complementarity between Alent’s Enthone business and MacDermid's core electronics and industrial portfolio. See Note 21, Subsequent Events in this Quarterly Report for more information on the Alent Acquisition.

There can be no assurances that the proposed OMG Acquisition and Alent Acquisition will be completed on the expected time frames, or at all. Please refer to "Risk Factors" included in this Quarterly Report for risks related to these acquisitions.
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
Business Segments
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. Our new segment reporting structure represents businesses for which separate financial information is utilized by our chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
Performance Applications
Our Performance Applications segment formulates and markets dynamic chemistry solutions that are used in the electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. We sell these products worldwide. In conjunction with the sale of our products, we provide extensive technical service and support to ensure superior performance of their application. Within this segment, the Company provides specialty chemicals to the following industries: Electronics, Industrial, Offshore and Commercial Packing and Printing. For the electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of printed circuit boards and other electronic components they manufacture. For the industrials, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, we produce water-based hydraulic control fluids for major oil companies and drilling contractors for offshore deep water production and drilling applications. For the commercial packaging and printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

Agricultural Solutions
Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer a wide variety of proven plant health and pest control products to growers, which are composed of specific target applications in the following major product lines: adjuvants; fungicides; herbicides; home applications (home and garden and ectoparasiticides); insecticides; miticides; plant growth regulators; and seed treatments. We refer to herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, as our Global Value Added Portfolio, or GVAP. Our product portfolio also includes biosolutions (biostimulants, innovative nutrition and biocontrol), and regional off-patent AIs that complement our principal product lines. In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Our business segments include significant foreign operations. There are certain risks associated with our foreign operations. See Part II, Item 1A Risk Factors – “Our substantial international operations subject us to risks not faced by domestic competitors” included in this Quarterly Report.
We sell our products worldwide. Because our segments may utilize shared facilities and administrative resources and offer products that are distinct from one another, we make decisions about how to manage our operations by reference to each segment and not with respect to the underlying products or geographic regions that comprise each segment.

The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2015 and 2014. For comparison purposes, the effects of foreign currency translation has been quantified in the tables below, as well as the effects of the Arysta, CAS and Agriphar Acquisitions for the three and six months ended June 30, 2015, as these Acquisitions occurred subsequent to June 30, 2014.
Three and six months ended June 30, 2015 versus the three and six months ended June 30, 2014.
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Net sales	$675.1	$189.1	$1,209.9	$372.8
Net sales in the second quarter of 2015 totaled $675 million, representing an increase of $486 million, or 257.0%, as compared to the second quarter of 2014.
Net sales for the six months ended June 30, 2015 totaled $1.21 billion, representing an increase of $837 million, or 224.5%, as compared to the six months ended June 30, 2014.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$7.7	4.1%	$17.8	4.8%
- Acquisitions	493.5	261.0%	848.0	227.5%
- Foreign Currency Translation	(15.2)	(8.0)%	(28.7)	(7.7)%
Total Change	$486.0	257.0%	$837.1	224.5%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, net sales increased by $7.7 million, or 4.1%, which solely represents a change in the Performance Applications segment. The increase in net sales was primarily driven by higher demand of offshore production control fluids used for drilling and higher umbilical fills of approximately 36% in all regions. Net sales for the rest of the businesses within the Performance Applications segment remained relatively consistent in both the second quarter of 2015 and 2014. The impact of changes in the average selling prices of the Company’s products did not have a material impact on net sales for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, net sales increased by $17.8 million, or 4.8%, which also solely represents a change in the Performance Applications segment. The increase in net sales was primarily driven by higher demand for offshore production control fluids used for drilling and higher umbilical fills of approximately 33% mainly in Europe, North America and Latin America in addition to higher sales of core electronic products in Asia by approximately 3% and a slight increase in sales of packaging products. Net sales for the rest of the businesses within the Performance Applications segment remained relatively consistent in both the six months of 2015 and 2014. The impact of changes in the average selling prices of the Company’s products did not have a material impact on net sales for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.
Cost of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Cost of sales	$406.5	$92.4	$734.2	$191.9
Cost of sales in the second quarter of 2015 totaled $406 million, or 60.2% of net sales, as compared to $92.4 million, or 48.9% of net sales, in the second quarter of 2014, representing an increase of $314 million, or 339.9%.

Cost of sales for the six months ended June 30, 2015 totaled $734 million, or 60.7% of net sales, as compared to $192 million, or 51.5% of net sales, in the six months ended June 30, 2014 , representing an increase of $542 million, or 282.6%.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$2.2	2.4%	$(3.5)	(1.8)%
- Acquisitions	320.0	346.3%	560.8	292.2%
- Foreign Currency Translation	(8.1)	(8.8)%	(15.0)	(7.8)%
Total Change	$314.1	339.9%	$542.3	282.6%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, cost of sales increased by $2.2 million, or 2.4%. The increase in the cost of sales related primarily to higher adjusted sales volume for the three months ended June 30, 2015.
For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $3.5 million, or (1.8)%. The decrease in cost of sales was largely due to a non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015. The remaining increase of $8.5 million related primarily to higher adjusted sales volume for the six months ended June 30, 2015.
For the three and six months ended June 30, 2015, we recorded $1.2 million of restructuring charges related primarily to cost saving opportunities identified in our Agricultural Solutions segment associated with the integration of the Arysta Acquisition. The savings generated by these initiatives are estimated to exceed their costs and be realized in less than one year. There were no restructuring charges recorded in the same periods of 2014. The impact of this charge has been adjusted for in the table above through acquisitions.
Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Gross profit	$268.6	$96.7	$475.7	$180.9
Gross profit in the second quarter of 2015 totaled $269 million, or 39.8% of net sales, as compared to $96.7 million, or 51.1% of net sales, in the second quarter of 2014, representing an increase of $172 million, or 177.8%.
Gross profit for the six months ended June 30, 2015 totaled $476 million, or 39.3% of net sales, as compared to $181 million, or 48.5% of net sales, in the six months ended June 30, 2014, representing an increase of $295 million, or 163.0%.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$5.5	5.7%	$21.2	11.7%
- Acquisitions	173.5	179.4%	287.3	158.8%
- Foreign Currency Translation	(7.1)	(7.3)%	(13.7)	(7.5)%
Total Change	$171.9	177.8%	$294.8	163.0%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, gross profit increased by $5.5 million, or 5.7%. The increase in gross profit related primarily to increased sales volumes as compared to the same period in 2014.

For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, gross profit increased by $21.2 million, or 11.7%. The increase in gross profit is due in part to a non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015. The remaining increase of $9.2 million related to increased sales volumes as compared to the same period in 2014.
Selling, Technical, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Selling, technical, general and administrative	$206.2	$85.2	$398.2	$159.2
Selling, technical, general and administrative expense in the second quarter of 2015 totaled $206 million, or 30.5% of net sales, as compared to $85.2 million, or 45.1% of net sales, in the second quarter of 2014, representing an increase of $121 million, or 142.0%.
Selling, technical, general and administrative expense for the six months ended June 30, 2015 totaled $398 million, or 32.9% of net sales, as compared to $159 million, or 42.7% of net sales, in the six months ended June 30, 2014, representing an increase of $239 million, or 150.1%.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(0.9)	(1.1)%	$12.5	7.9%
- Acquisitions	128.0	150.2%	235.8	148.1%
- Foreign Currency Translation	(6.1)	(7.2)%	(9.3)	(5.9)%
Total Change	$121.0	142.0%	$239.0	150.1%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense decreased by $0.9 million, or 1.1% of net sales. The decrease was due primarily to a $9.9 million lower fair value adjustment to the long-term contingent consideration liability as compared to the the second quarter of 2014. This decrease was almost fully offset by higher transaction costs associated with acquisitions by approximately $5.2 million in addition to higher professional fees and an increase in compensation and related benefits associated with additional headcount during the second quarter of 2015.
For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $12.5 million, or 7.9% of net sales. The increase is primarily attributable to higher transaction costs incurred in the first half 2015 primarily in connection with the Arysta and CAS Acquisitions compared to prior year of approximately $18.8 million in addition to higher professional fees and an increase in compensation and related benefits associated with additional headcount. These increases were partially offset by a $20.2 million lower fair value adjustment to the long-term contingent consideration liability as compared to the same period in 2014.
In addition, we recorded $10.9 million of restructuring charges in the second quarter of 2015, as compared to $0.4 million recorded in the same period of 2014. The current quarter charges relate primarily to cost saving opportunities identified in our Agricultural Solutions segment associated with the integration of the Arysta, CAS and Agriphar Acquisitions. The savings generated by these initiatives are estimated to exceed their costs and be realized in less than one year. The impact of the charges related to our Agricultural Solutions segment has been adjusted for in the table above through acquisitions.
For the six months ended June 30, 2015, we recorded $12.5 million of restructuring charges, as compared to $0.4 million recorded in the same period of 2014. As noted above, the current period charges relate primarily to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions, which have been adjusted for in the table above through acquisitions.

Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Research and development	$18.4	$5.9	$31.3	$12.1
Research and development expense in the second quarter of 2015 totaled $18.4 million, or 2.7% of net sales, as compared to $5.9 million, or 3.1% of net sales, in the second quarter of 2014, representing an increase of $12.5 million, or 211.9%.
Research and development expense for the six months ended June 30, 2015 totaled $31.3 million, or 2.6% of net sales, as compared to $12.1 million, or 3.2% of net sales, in the six months ended June 30, 2014, representing an increase of $19.2 million, or 158.7%.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$0.1	1.7%	$(0.4)	(3.3)%
- Acquisitions	12.5	211.9%	19.8	163.6%
- Foreign Currency Translation	(0.1)	(1.7)%	(0.2)	(1.7)%
Total Change	$12.5	211.9%	$19.2	158.7%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, research and development expense increased by $0.1 million, or 1.7%. For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $0.4 million, or (3.3)%. Research and development expense adjusted for acquisitions and foreign currency has remained relatively consistent as a percentage of net sales during the periods presented, with slight variations caused by timing and seasonality of projects within our Research and Development pipeline.
Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Operating profit	$44.0	$5.6	$46.2	$9.6
Operating profit in the second quarter of 2015 totaled $44.0 million, or 6.5% of net sales, as compared to $5.6 million, or 3.0% of net sales, in the second quarter of 2014, representing an increase of $38.4 million, or 685.7%.
Operating profit for the six months ended June 30, 2015 totaled $46.2 million, or 3.8% of net sales, as compared to $9.6 million, or 2.6% of net sales, in the six months ended June 30, 2014, representing an increase of $36.6 million, or 381.3%.

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$6.3	112.5%	$9.2	95.8%
- Acquisitions	33.0	589.3%	31.6	329.2%
- Foreign Currency Translation	(0.9)	(16.1)%	(4.2)	(43.8)%
Total Change	$38.4	685.7%	$36.6	381.3%
For the three months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, operating profit increased by $6.3 million, or 112.5%. The increase in operating profit is primarily to the additional adjusted net sales volume during the second quarter of 2015 as previously discussed.

For the six months ended June 30, 2015, adjusted for acquisitions and foreign currency translation, operating profit increased by $9.2 million, or 95.8%. The increase in operating profit is primarily due to the non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory associated with the MacDermid Acquisition, which did not reoccur in 2015 as well as $20.2 million of lower mark to market adjustment in 2015 on the contingent consideration associated with the MacDermid Acquisition. As a partial offset to these increases, we incurred higher acquisition costs of $18.8 million which is included in "Selling, technical, general and administrative expenses" for the six months ended June 30, 2015.
Interest Expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Interest, net	$(51.1)	$(7.7)	$(90.5)	$(15.4)
Net interest expense in the second quarter of 2015 totaled $51.1 million, as compared to $7.7 million in the second quarter of 2014, representing an increase of $43.4 million, or 563.6%. Net interest expense for the six months ended June 30, 2015 totaled $90.5 million, as compared to $15.4 million for the six months ended June 30, 2014, representing an increase of $75.1 million, or 487.7%. The increase in both periods relates primarily to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the CAS and Agriphar Acquisitions during the fourth quarter of 2014, and the Arysta Acquisition on February 13, 2015.
Other Income (Expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Other income (expense), net	$(2.2)	$(0.5)	$33.4	$(0.6)
Other expense, net in the second quarter of 2015 totaled $2.2 million, or 0.3% of net sales, as compared to $0.5 million and 0.3% of net sales in the second quarter of 2014, representing an increase of $1.7 million. The primary components of the other expense of $2.2 million for the second quarter of 2015 were net foreign exchange losses primarily associated with the remeasurement of foreign denominated external and intercompany debt of approximately $15.1 million in addition to mark to market losses on foreign exchange derivative contracts of approximately $1.4 million. These losses were partially offset by a legal settlement gain of $16.0 million.
Other income, net for the six months ended June 30, 2015 totaled $33.4 million, or 2.8% of net sales, as compared to net other expense of $0.6 million and 0.2% of net sales for the six months ended June 30, 2014 , representing an increase of $34.0 million. The primary components of the other income of $33.4 million for the six months ended June 30, 2015 were net foreign exchange gains primarily associated with the remeasurement from operational transactions of approximately $17.6 million in addition to a legal settlement gain of $16.0 million.
Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2015	2014	2015	2014
Income tax benefit (expense)	$0.2	$4.1	$(24.5)	$1.9
Effective tax rate	2.7%	158.2%	(224.7)%	30.5%
The income tax benefit for the three months ended June 30, 2015 totaled $0.2 million, as compared to a benefit of $4.1 million for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 was 2.7% on pre-tax losses of $9.3 million, compared to an effective tax rate of 158.2% on pre-tax losses of $2.6 million for the three months ended June 30, 2014. The difference between the statutory and effective tax rate for the three months ended June 30, 2015 principally related to a tax charge of $4.8 million related to a change in valuation allowance due to a change in expected foreign tax credit utilization and a tax benefit for the release of a tax reserve of $2.4 million. The difference from the statutory to effective tax rate for the three months ended June 30, 2014 resulted principally from an increase in the tax benefit of $4.2 million for a change in assertion that certain foreign earnings would no longer be repatriated to the U.S. and for the imposition of foreign taxes at different rates of $3.8 million. The benefit was decreased for the full tax impact of the non-deductible portion of the fair value adjustment to the long term contingent liability of $2.8 million and changes to the tax reserves of $1.0 million.
The income tax expense for the six months ended June 30, 2015 totaled $24.5 million, as compared to an income tax benefit of $1.9 million, for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was (224.7)% on pre-tax losses of $10.9 million, compared an effective tax rate of 30.5% on pre-tax losses of $6.4 million for the six months ended June 30, 2014. The difference between the statutory and effective tax rate for the six months ended June 30, 2015 was principally related a tax expense for the establishment of a $23.8 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition and losses that did not produce tax benefits having a greater impact in the current period than in the prior year period. The difference from the statutory to effective tax rate for the six months ended June 30, 2014 resulted principally from an increase in the tax benefit of $4.5 million for the imposition of foreign taxes at different rates and $4.5 million for a change in assertion that certain foreign earnings would no longer be repatriated to the U.S. The benefit was decreased for the full tax impact of the non-deductible portion of the fair value adjustment for the long term contingent liability of $6.2 million and changes in reserves for $1.8 million.
Liquidity and Capital Resources
Our primary sources of liquidity during the six months ended June 30, 2015 were proceeds received from the June 2015 Equity Offering, the Notes Offering, borrowings under our Amended and Restated Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expenses, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Pending and future acquisitions, however, may require utilization of our Revolving Credit Facility as well as future debt and equity offerings. At June 30, 2015, we had $672 million in cash and cash equivalents in addition to availability under our lines of credit of $367 million.
Of our $672 million of cash and cash equivalents at June 30, 2015, $272 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of June 30, 2015, we had the ability to repatriate $4.7 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $267 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Six Months Ended June 30,
(amounts in millions)	2015	2014
Cash and cash equivalents, beginning of the period	$397.3	$123.0
Cash provided by operating activities	100.3	49.2
Cash (used in) provided by investing activities	(2,300.5)	0.2
Cash provided by financing activities	2,483.9	470.0
Exchange rate impact on cash and cash equivalents	(8.8)	0.3
Cash and cash equivalents, end of the period	$672.2	$642.7

Operating Activities
During the six months ended June 30, 2015, operating activities provided $100.3 million. The net loss incurred during the period totaling $35.4 million was offset by non-cash add-backs for depreciation and amortization of $114 million, the elimination of manufacturer’s profit in inventory in connection with our Acquisitions of $56.7 million, and deferred income taxes of $18.2 million. Other non-cash add-backs included restructuring charges of $4.7 million, amortization of deferred financing costs of $4.5 million and bad debt provisions of $4.1 million, partially offset by foreign exchange gains on the EURO Notes of $7.0 million.
Changes in assets and liabilities, net of acquisitions, consumed $54.9 million more cash during the six months ended June 30, 2015 as compared to the same period last year. The largest drivers of the unfavorable change in assets and liabilities were higher accounts receivable resulting from increased sales volume in addition to slower collections due to longer payment terms from the Arysta, CAS and Agriphar Acquisitions. Additionally, inventory increased in the first six months of June 2015 when compared to the same period in 2014 due primarily to higher finished goods in the Agricultural Solutions segment in anticipation of sales in the second half of the year. Partially offsetting these unfavorable changes was higher accounts payable in the Agricultural Solutions segment primarily corresponding to the higher inventory levels previously discussed. Management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable. At June 30, 2015 and 2014, DSO was 123 days and 68 days, respectively. Management also uses days-in-inventory, or DII, to calculate its efficiency at realizing inventories which generally have shelf lives that exceed one year. At June 30, 2015 and 2014, DII was 106 days and 78 days, respectively. The increase in both the DSO and DII at June 30, 2015 is due to the inclusion of the Agricultural Solutions segment results. At June 30, 2015, the DSO and DII were 70 days and 82 days, respectively, for the Performance Applications segment.
Investing Activities
Cash flows used in investing activities totaled $2.30 billion during the six months ended June 30, 2015, as compared to $0.20 million of cash flows provided by investing activity for the same period in 2014. The increase is primarily due to $2.86 billion of cash outflow for the Arysta Acquisition, compared to $4.8 million of net cash received during the same period last year primarily for working capital adjustments from the MacDermid Acquisition. Additionally, we utilized $600 million of previously restricted cash to partially fund the Arysta Acquisition and invested $14.6 million in registration rights associated with AIs or formulations in the Agricultural Solutions segment. Capital expenditures increased from $4.6 million for the six months ended June 30, 2014 to $29.3 million for the 2015 period primarily due to capital investment in the Agricultural Solutions segment in addition to software and hardware costs associated with ERP system upgrades.
Financing Activities
Cash flows provided by financing activities totaled $2.48 billion during the six months ended June 30, 2015, compared to $470 million during the six months ended June 30, 2014. The increase was primarily due to proceeds from borrowings used to fund the Arysta Acquisition consisting of the private offering of $1.10 billion of USD Notes, €350 million of EUR Notes, additional borrowings of $500 million (less original issue discount of 1%) through an additional term loan denominated in U.S. dollars, and €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euros. In addition, we generated $469.4 million of net proceeds primarily from the June 2015 Equity Offering, the proceeds of which we intend to use to fund working capital and future acquisitions including, if consummated, the OMG Acquisition. Offsetting the funds inflow noted above were payments of associated debt financing fees of $45.5 million, reductions in liabilities associated with financial guarantees and factoring programs of $18.9 million and term debt repayments of $10.3 million.
Financial Borrowings
Credit Facilities
On October 31, 2013, we became party to an Amended and Restated Credit Agreement which consisted of (i) a $755 million First Lien Credit Facility and (ii) a $50.0 million Revolving Credit Facility, a portion of which, not to exceed $15 million, being available for the issuance of letters of credit.
On October 1, 2014, we and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender entered into the Incremental Amendment to the Amended and Restated Credit Agreement for an USD Incremental Loan in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment, such USD Incremental Loan has identical terms as the existing Tranche B Term Loan and is otherwise subject to the provisions of the Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment were used to finance the Agriphar Acquisition.

Upon closing of the CAS Acquisition on November 3, 2014, the Further Amendments became effective pursuant to Amendment No. 2, and the Borrowers (i) borrowed the New Tranche B Term Loan in an aggregate principal amount of $130 million through an increase in Platform’s existing tranche B term loan facility, (ii) Platform’s existing U.S. Dollar revolving credit facility was increased by $62.5 million to $87.5 million and (iii) Platform’s existing multicurrency revolving credit facility was increased by $62.5 million to $87.5 million. On the date of the CAS Acquisition, the Borrowers borrowed $60 million and €55 million pursuant to the U.S. Dollar revolving credit facility and the multi-currency revolving credit facility, respectively, which were repaid by December 31, 2014. In addition, a new Euro Tranche Term Loan denominated in Euros in an aggregate amount of €205 million was borrowed by MAS Holdings and NAIP, serving as a United States co-borrower. Pursuant to the Further Amendments, MAS Holdings and NAIP were added as borrowers under the Second Amended and Restated Credit Agreement, certain foreign subsidiaries of the Borrowers, MAS Holdings and NAIP became guarantors under the Second Amended and Restated Credit Agreement, and in connection therewith, pledged certain additional collateral to secure the obligations incurred under the Euro Tranche Term Loan and/or other loans incurred under the facility.
On February 13, 2015, we entered into and closed the transactions contemplated by an Amendment No. 3 to the Amended and Restated Credit Agreement which, among other things, provided for (i) the New Tranche B-2 of Term Loan denominated in U.S. dollars in an aggregate principal amount of up to $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loan facility by €83.0 million to €287 million (iii) an increase in the size of the existing U.S. Dollar revolving credit facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency revolving credit facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, the additional $500 million of New Tranche B-2 Term Loan (less original issue discount of 1%), the additional €83.0 million under Euro Tranche Term Loan facility (less original issue discount of 2%) and $160 million under the U.S. Dollar revolving credit facility were borrowed to fund a portion of the cash consideration for the Arysta Acquisition.  Certain additional domestic and foreign subsidiaries of Platform and MacDermid, including certain subsidiaries acquired in the Arysta Acquisition, have since become guarantors under our Amended and Restated Credit Agreement, with certain of these subsidiaries having pledged collateral in connection therewith.
As of June 30, 2015, we had $3.44 billion of indebtedness, which included: $1.46 billion of notes; $739 million outstanding under our First Lien Credit Facility; $1.21 billion outstanding under term debt arrangements; $22.4 million of borrowings under our revolving credit facilities; and $7.3 million of stand-by letters of credit, which reduce the borrowings available under our revolving credit facilities. Availability under our various lines of credit and overdraft facilities totaled $367 million as of June 30, 2015.
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the Revolving Credit Facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the Revolving Credit Facility exceeds 25% of the commitments at the end of any fiscal quarter ($81.3 million as of June 30, 2015.) As of June 30, 2015, we were in compliance with the debt covenants contained in our Credit Facilities.
Contractual Obligations and Commitments
We own most of our major manufacturing facilities, but we do lease certain office, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.

Summarized in the table below are our obligations and commitments as of June 30, 2015:

	Payment Due by Period
	Remaining						2021 and
(amounts in millions)	2015	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and capital lease obligations (1)	$10.9	$20.8	$20.5	$20.4	$20.4	$1,892.6	$1,492.1	$3,477.7
Operating leases (2)	7.0	9.5	6.5	4.8	3.8	3.1	12.8	47.5
Interest payments (3)	93.2	186.6	185.2	185.0	183.6	139.7	168.3	1,141.6
Long-term contingent consideration (4)	—	—	—	—	—		100.0	100.0
Other long term obligations (5)	21.5	21.5	21.5	39.2	—	—	—	103.7
Total cash contractual obligations	$132.6	$238.4	$233.7	$249.4	$207.8	$2,035.4	$1,773.2	$4,870.5

(1)	Reflects the principal payments on the Credit Facilities and capital lease obligations.

(2)	Amounts are net of sublease income on operating leases.

(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.

(4)	Reflects the expected payout of 100% of the contingent purchase price relating to the MacDermid Acquisition in December 2021.

(5)	Other long term obligations include asset retirement obligations and amounts committed under legally enforceable supply agreements.
As of June 30, 2015 and December 31, 2014, the long-term contingent consideration related to the MacDermid acquisition totaled $67.5 million and $63.9 million, respectively, and is the only financial liability measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, representing 100.0% and 99.8%, respectively, of the total liabilities measured at fair value. See Note 10, "Fair Value Measurements", in the accompanying Notes to the Condensed Consolidated Financial Statements for additional disclosure.
To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $67.8 million of such liabilities at June 30, 2015, we are unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
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
Significant Accounting Policies and Critical Estimates
Goodwill
During the second quarter of 2015, as a result of a decline of forecasted cash flows, the Company performed an impairment analysis of the $73.2 million of goodwill assigned to the ASF Americas reporting unit. In performing the impairment test, the Company estimated the fair value of ASF Americas pursuant to an income approach based upon discounted cash flows. For the estimate of fair value, the Company estimated annual revenue growth rates for the initial five year forecast period to range from 4.2% to 5.6% and estimated a long term growth rate in determining the terminal value of the reporting unit of 3.0%. The discount rate for the estimate of fair value was based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate of 10.0%.  The estimated fair value of ASF Americas exceeded its carrying value by 11.8%.  As a result, there was no impairment of goodwill assigned to ASF Americas. A 1.0% decrease in the terminal growth does not result in the carrying value exceeding its fair value, however, a 1.0% increase in the

WACC rate would cause the carrying value to exceed the fair value, which would require us to to perform step two of the impairment test.  Ultimately, if any of these assumptions do not materialize in a manner consistent with our expectations, including discounts rates, annual revenue growth rates and terminal growth rates, there is risk of impairment to recorded goodwill.
Recent Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14 “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of this ASU.
Inventory (Topic 330) - In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under the updated guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company continues to evaluate the impact of this new ASU, but does not expect it to have a material impact on its financial statements.
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
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU as of June 30, 2015, and reclassified approximately $48.6 million and $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of June 30, 2015 and December 31, 2014, respectively.
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

Early adoption, including in an interim period, is permitted. The Company adopted the provision of this ASU during the first quarter of 2015, with the issuance of the Series B Convertible Preferred Stock. This ASU did not have a material impact on the Company's financial statements, as there were no hybrid financial instruments requiring retrospective application.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report, except as indicated below.  For a discussion of our exposure to counterparty risk and commodity price risk, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” included in our Annual Report.
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. Dollar, our financial reporting currency.  Approximately 75% of net sales were denominated in currencies other than the U.S. Dollar.  Generally, each of our operations utilizes the local currency of the operation as its functional currency, the currency in which it incurs operating expenses and collects accounts receivable.  Our business is exposed to foreign currency risk primarily from changes in the exchange rate between the U.S. Dollar and the following currencies: Euro, British Pound Sterling, Chinese Yuan, Brazilian Real, Mexican Peso, Japanese Yen and Hong Kong Dollar.  As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar.
Our foreign subsidiaries enter into foreign exchange hedges from time to time on an ongoing basis to protect against transaction exposures. We actively assess our hedging programs in order to mitigate foreign exchange risk exposures. This includes programs to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. As of June 30, 2015, the aggregate U.S. dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $139 million. The market value of the foreign currency forward contracts at June 30, 2015 was a $0.70 million current asset. Net foreign exchange currency gains for the six months ended June 30, 2015 totaled $18.8 million.
Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.
Interest Rate Risk
We are also exposed to interest rate risk associated with our cash and cash equivalents, restricted cash, long-term debt, and other financing commitments.  At June 30, 2015, we had cash and cash equivalents of $672 million and total debt of $3.44 billion, including approximately $1.95 billion of variable interest rate debt based on the 1-month LIBOR.  Our remaining variable interest rate debt is subject to interest rate risk, because its interest payments will fluctuate as the underlying interest rates change from market changes.  In August 2015, we entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating rate portion of the interest payments on approximately $1.20 billion of our USD denominated debt and €286 million of our Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020. As a result of the interest rate swaps, a 100 basis point increase in the one-month LIBOR would result in a higher interest expense of approximately $0.9 million annually.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, our management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting described below.
During the second quarter of 2015, we identified a material weakness in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness relates to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP specifically with respect to accounting for newly acquired businesses and non-routine transactions. The deficiency resulted in an error in the purchase accounting for an acquisition made in the first quarter of 2015 which affected goodwill and cumulative translation adjustments. The error was detected by the Company and corrected during the second quarter of 2015. This material weakness could result in misstatements of the accounts and disclosures that may result in a material misstatement of our consolidated financial statements which would not be prevented or detected. To begin to remedy the identified material weakness, we have added significant internal and external resources with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP specifically with respect to accounting for newly acquired businesses and non-routine transactions.
In addition, in light of the material weakness described above, we have performed additional procedures and analysis designed to ensure that our Condensed Consolidated Interim Unaudited Financial Statements included in this Quarterly Report were prepared in accordance with U.S. GAAP. Notwithstanding the aforementioned error and the identified material weakness, our management believes the Consolidated Financial Statements included in our Annual Report, the Condensed Consolidated Interim Unaudited Financial Statements included in our quarterly report on Form 10-Q for the three months ended March 31, 2015, and this Quarterly Report fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented, each in accordance with U.S. GAAP.
We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address this material weakness. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment.
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
Other than with respect to the ongoing remediation of the material weakness described in Item 4(a), there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this Quarterly Report.
Our management has excluded from the evaluation of disclosure controls and procedures as of June 30, 2015 the internal control over financial reporting related to Agriphar and CAS because they were acquired by Platform in purchase business combinations consummated during the fourth quarter of 2014. Management has also excluded from the evaluation of disclosure controls and procedures as of June 30, 2015 the internal control over financial reporting related to Arysta because it was acquired during the first quarter of 2015. These Acquisitions are material to our results of operations, financial condition and cash flows and the integration following these business combinations is likely to materially impact the Company's internal control over financial reporting. We are in process of evaluating the internal controls over financial reporting for these acquisitions as required by the above stated Rules.

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
We, or our affiliates, have been named as a potentially responsible party in certain superfund sites due to historic operations. Asbestos and other hazardous substances are, or may be, present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of June 30, 2015, we had appropriate reserves for our various environmental matters. See Note 15 to our Condensed Consolidated Financial Statements included herein.
From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. In the past, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so, and we are currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 41.3 million ($13.3 million, based on the BRL/USD exchange rate of 0.3223 on June 30, 2015). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
Item 1A. Risk Factors
The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in our Annual Report and this Quarterly Report before deciding whether to invest in our securities. The risks described below are risk factors previously set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report, which were revised to reflect, among other things, the previously-announced change to the Company's reportable business segment structure completed during the first quarter of 2015, and which have been updated as of the date of this Quarterly Report to cover recent developments, including the previously-announced OMG and Alent Acquisitions. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

Risks Relating to Ownership of our Common Stock
We have numerous equity instruments outstanding that would require us to issue additional shares of common stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.
We have numerous equity instruments outstanding that would require us to issue additional shares of our common stock. Depending on the equity instrument, these additional shares may either be issued for no additional consideration or based on a fixed amount of additional consideration. Specifically, as of June 30, 2015, we had outstanding the following:

•	2,000,000 shares of Series A Preferred Stock which are convertible into shares of our common stock, on a one-for-one basis, at any time at the option of the holder;

•
600,000 shares of Series B Convertible Preferred Stock, issued on February 13, 2015 in connection with the Arysta Acquisition, which are convertible into 22,107,590 shares of our common stock at any time at the option of the Seller. Each share of Series B Convertible Preferred Stock that is not previously converted to common stock will be subject to automatic redemption on the first to occur of (a) October 20, 2016, or (b) certain mergers or consolidations, including a change of control of Platform, the sale of all or substantially all of the assets or subsidiaries of Platform or a bankruptcy or liquidation of Platform;

•
8,212,950 exchange rights which require us to issue shares of our common stock in exchange for shares of common stock of PDH, on a one-for-one basis, at any time at the option of the holder, at 25% per year since October 31, 2014;

•	175,000 options which are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder; and

•	909,973 RSUs which were granted to employees under our 2013 Plan. Each RSU represents a contingent right to receive one (1) share of our common stock.
We also have approximately 14,580,785 shares of our common stock currently available under our 2013 Plan (subject to increase in accordance with the terms of such plan) and an additional 5,152,849 shares of our common stock currently available under our ESPP.
In addition, the holders of our Series A Preferred Stock are entitled to receive dividends on their Series A Preferred Stock in the form of shares of our common stock. On December 31, 2014, we approved a stock dividend of 10,050,290 shares of our common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock in excess of the $10.00 price per share in connection with the Initial Public Offering, multiplied by the total shares offered in the Initial Public Offering. The dividend price was $22.85 (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices), and the shares were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014. In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends. Such issuance of common stock as stock dividend could have a dilutive impact on, and reduce the value of, our outstanding common stock.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
Our Board is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine the number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock. Our Board could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects.
We cannot assure you that we will declare dividends or have the available cash to make dividend payments.
To the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as our Board determines appropriate and in accordance with applicable law. We are also subject to certain restrictions in our financing arrangements which may prohibit or limit our ability to pay dividends. Additionally, for so long as any shares of Series B Convertible Preferred Stock are outstanding, no dividend or distribution may be declared or paid or set aside for payment on all or substantially all the outstanding shares of any other series of preferred stock, other than the Series A Preferred Stock, or common stock without the prior vote or written consent of the holders of at least a majority of the shares of Series B Convertible Preferred Stock then outstanding, voting separately as a single class. We therefore can give no assurance that we will be able to pay dividends going forward or as to the amount of such dividends, if any.
We operate as a holding company and our principal source of operating cash is income received from our subsidiaries.
We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid to us from each of our subsidiaries will depend on many factors, including the results of operations and financial condition, limits on dividends under applicable law, such subsidiary's constitutional documents, documents governing any indebtedness of such subsidiary, and other factors which may be outside our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on our shares of common stock.
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
Volatility of our stock price could adversely affect our stockholders.
The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	interest rate changes;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of management, securities analysts or investors in a particular period;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and securities price performance of companies that investors deem comparable to us;

•	news reports and publication of research reports relating to our business or trends in our markets;

•	changes in laws and regulations affecting our businesses;

•	announcements or strategic developments, acquisitions and other material events by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	adverse market reaction to any additional debt we incur in the future;

•	the failure to identify and complete acquisitions in the future or unexpected difficulties or developments related to the integration of recently completed, pending or future acquisitions;

•	actions by institutional stockholders;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	the risk factors set forth in this Quarterly Report and other matters discussed herein.

Fluctuations in the price of our common stock could contribute to the loss of all or part of a stockholder’s investment in our Company. Many of the factors listed above are beyond our control. These factors may cause the market price of our common stock to decline, regardless of the financial condition, results of operations, business or prospects of us and our subsidiaries. There can be no assurance that the market price of our common stock will not fall in the future.
Future sales, or the perception of future sales, of our common stock may depress the price of our common stock.
If we or any of our stockholders sell a large number of shares of our common stock, or if we issue a large number of shares of common stock in connection with future acquisitions, financings or other circumstances, the market price of our common stock could decline significantly. Moreover, the perception in the public market that we or our stockholders might sell shares of common stock could depress the market price of those shares.
We cannot predict the size of future issuances of our shares of common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of such shares. Sales of substantial amounts of our shares, including sales by significant stockholders, and shares issued in connection with any pending or future acquisition, or the perception that such sales could occur, may adversely affect prevailing market prices for our shares of common stock. Possible sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price we deem necessary or appropriate.
Risks Relating to our Business
We may not be able to finance and/or consummate our pending and any future acquisitions or successfully integrate such acquisitions into our business.
Part of our strategy is to grow through acquisitions. Consummating our pending and any future acquisitions or our failure to integrate such businesses successfully or realize the anticipated business opportunities and growth prospects from such acquisitions, could result in unanticipated expenses and losses and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Our management may have its attention diverted while trying to integrate operations and corporate and administrative infrastructures and the cost of integration may exceed our expectations. In addition, it is possible that the integration process could result in the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of any acquisition, including our pending acquisitions, and could harm our financial performance. Business relationships also may be subject to disruption due to acquisition activities as customers, suppliers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, including our competitors. Realization of any benefits and cost synergies which we hope to achieve could be also affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and suppliers and regulatory developments. Accordingly, it is not possible to predict with certainty if or when any benefits or cost synergies we hope to achieve will occur, or the extent to which they actually will be achieved.
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
In addition, our Credit Facilities and other agreements governing our outstanding debt contain covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interest.
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
If we are unable to make payments or refinance our debt or obtain waivers or new financing and holders of indebtedness elect to declare all borrowed funds due and/or to terminate their commitments for future funding, those holders could exercise rights, including assuming control over our deposit accounts and/or commencing foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
We are exposed to intangible asset risk.
We have recorded intangible assets, including goodwill, in connection with the Acquisitions. Goodwill represents the excess of the acquisition cost over the amount of recognized identifiable assets and liabilities. We do not amortize goodwill and other intangible assets that have indefinite useful lives; rather, we periodically test them for impairment. Some of the developments which could cause impairment of goodwill or other intangible assets include the failure of a particular business to achieve its expected results of operations, the failure of an acquisition to perform as expected or the strengthening of the currency in which goodwill or another intangible asset has been recorded. Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired. Any impairment of goodwill may have an adverse effect on our results of operations.

Our business, results of operations and financial condition could be materially adversely affected by the loss of our executive officers and key employees and the inability to attract and retain appropriately qualified replacements.
Our business involves complex operations and therefore demands a management team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. We are highly dependent on the continuing efforts of our executive officers, particularly Martin E. Franklin, our Founder and Chairman, and Daniel H. Leever, our Chief Executive Officer, who make up our “Office of the Chairman.” We believe these officers’ experience in the specialty chemical industry and/or our business has largely contributed to our recent strategic acquisitions of complementary businesses and is important to our future growth strategy. If one or more of our executive officers were to cease to be employed by us, or if we were unable to replace them in a timely manner, our business and operating results could be adversely affected.
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
Our productivity initiatives may reduce our workforce. Our decisions as to which reductions and eliminations to make as part of these operational restructuring initiatives may prove to be incorrect, and accordingly, we could adversely affect our ability to operate or grow our business, which may negatively impact our results of operations. Further, we may not realize all of the anticipated benefits from productivity initiatives in which we may engage in the future.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, Dodd-Frank, new SEC regulations and NYSE market rules, are creating uncertainty for public companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.
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
If we fail to remediate the material weakness identified in our internal control over financial reporting, or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial and operating reporting may be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part I, Item 4 above, we identified a material weakness during the second quarter of 2015 in our internal control over financial reporting related to the lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP, specifically with respect to accounting for newly acquired businesses and non-routine transactions. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weakness which we identified, our management concluded that our internal controls over financial reporting were not effective. We have taken steps to begin to remediate this material weakness and to improve otherwise our internal control over financial reporting. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future or we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, our financial statements for one or more periods may contain material misstatements and we could be required to restate our financial statements, which may have a material adverse effect on our stock price and our ability to access the capital and lending markets. In addition, as we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, Section 404 of Sarbanes Oxley requires, commencing with our annual report on Form 10-K for fiscal year 2015, a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. If our independent registered public accounting firm issues an adverse opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial statements and the effectiveness of our internal controls, which may negatively impact our stock price.
We expect the regulations to increase our legal and financial compliance costs, make it more difficult to attract and retain qualified executive officers and members of our Board, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly. Testing and maintaining internal control can also divert management’s attention from other matters that are important to the operation of our business.
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

•	foreign exchange controls may delay, restrict or prohibit the repatriation of funds, and any restrictions on the repatriation of funds may result in adverse tax consequences and tax inefficiencies;

•	export licenses may be difficult to obtain, and the transportation of our products may be delayed or interrupted;

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

We also may face difficulties managing and administering an internationally dispersed business. In particular, the management of our personnel across many countries can present legal, logistical and managerial challenges. Additionally, international operations present challenges related to operating under different business cultures and languages. Our overall success as a global business depends, in part, upon our ability to succeed in different legal, regulatory, economic, social and political conditions.
We have made investments in, and are expanding our business into, emerging markets and biosolutions, which exposes us to certain risks.
Our markets continue to shift from more industrialized markets towards emerging markets which require us to respond to rapid changes in market conditions in these countries. As a result, we may be subject to a variety of risks including economies that may be dependent on only a few products (and therefore subject to significant fluctuations), consumers with limited or fluctuating discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization, changes in customs or tax regimes, or other government actions affecting the flow of goods and currency. Accordingly, changes in any of those areas may have significant negative impacts on our financial condition and operating results.
In addition, our investments in biosolutions are risky and may not be profitable. While certain biosolutions products have been in the market for years, biosolutions as a whole is a new and evolving area of industry without a history against which to measure growth and without an established presence in most markets. Biosolutions products work most effectively when used in combination with agrochemicals and have been used as standalone applications in areas of low pest pressure. The demand for biosolutions products is increasingly driven by the desire to increase agricultural yield and quality, coupled with heightened public concern relating to residue on crops for human consumption and feed for animals as well as public demand for new and innovative ways to address crop risks. As with any growing, evolving industry, there is a risk that adoption will not be as robust as we expect. In such circumstances, we may not achieve the anticipated level of returns on our investment in biosolutions, which could materially adversely affect our reputation, financial condition and results of operations.
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
In our Performance Applications segment, we have key customers, the loss of which may impair our results of operations for the affected earnings periods. The principal products purchased by such customers are surface finishing chemicals and solid sheet printing elements. In addition, we use a variety of specialty and commodity chemicals in our manufacturing processes. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels (especially for raw materials derived from petrochemical based feedstocks). In some cases, we are limited in our ability to purchase certain raw materials from other suppliers by our supply agreements which contain certain minimum purchase requirements. Additionally, as our supply contracts expire, we may not be able to renew such contracts on terms favorable to us. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increase significantly.
In our Agricultural Solutions segment, we rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties (including labor or geopolitical disturbances), we may encounter difficulty in meeting customer demands as the manufacture of our products may not be easily transferable to other sites. In addition, many of our products are developed or distributed through strategic partnerships. Some of our existing formulated products and others currently under development include combinations of proprietary AIs or combinations of AIs with proprietary safeners or adjuvants. Some of these proprietary AIs, safeners, and adjuvants are owned by third parties, and the development and commercialization of such products are carried out through contractual strategic arrangements with such third parties. We may also be dependent on a limited number of key suppliers for AIs. We strive to maintain multiple supply sources for each AI; however, in some instances, there is only a single registered source of AIs for certain important products. In addition, we generally do not have long-term supply contracts with AI suppliers for our regional portfolio. If our sources of AI supplies are terminated or affected by adverse prices or other concerns, we may not be able to identify alternate sources of AI supplies to sustain our sales volumes on commercially reasonable terms, or at all. As a general matter, strategic partnerships ultimately may not lead to development, registration or commercialization of products or product candidates in the most efficient manner, or at all, which could have an adverse material effect on our business, financial results, and results of operations.
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
Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights and the rights to our proprietary processes, methods, compounds and other technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on commonly used legal and business protections, but we may be unable to prevent third parties from using our intellectual property and other proprietary information without our authorization, particularly in countries where the laws do not protect our proprietary rights to the same degree as in the United States. In addition, a vigorous prosecution of an infringement claim is not always cost effective or practical.
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
We seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. We may experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others. From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims for infringement or have to take other remedial or curative actions to continue our production and sales activities with respect to one or more products. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.
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
We depend upon our information technology systems, which if do not perform adequately may disrupt our business operations.
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
Seasonality, as well as adverse weather conditions, may cause fluctuations in the revenue and operating results of our Agricultural Solutions business.
Our agrochemical operations are seasonal, with a greater portion of total net revenue and operating income occurring in the second and fourth quarters. As a result of seasonality, any factors that would negatively affect our second and fourth quarter results in any year, including severe weather conditions and natural disasters that affect decisions by our customers and end-users about the types and amounts of agrochemicals and biosolutions products to purchase and the timing of use of such products, could have an adverse impact on the results of operations, financial condition and results of operations of our Agricultural Solutions business for the entire year.
Sales volumes for agrochemical products, like all agricultural products, are subject to the sector’s dependency on weather, disease and pest infestation conditions. Adverse weather conditions and natural disasters such as storms, hurricanes, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought and floods in a particular region could have a material adverse effect on our Agricultural Solutions business. The agricultural industry, including our Agricultural Solutions business, may also be adversely affected by global climate change and its impact on weather conditions such as changes in precipitation patterns and the increased frequency of extreme weather events.
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
Our products are sold in industries that are sensitive to changes in general economic conditions, including agriculture, metals and plastics finishings, electronics, oil production and drilling and graphic arts industries. Accordingly, our net sales, gross profit and financial condition depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete. A delay or a reduction in customer spending due to an economic downturn would reduce demand for our products and services and, consequently, could have a material adverse effect on our business, financial condition and results of operations.
Our specialty chemical industry and printing businesses are significantly influenced by industry trends and characteristics, which may cause significant fluctuations in our results of operations and cash flows and have a material adverse effect on our financial condition.
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

Many of our products and the AIs incorporated in our products are inherently hazardous. Our research and development, manufacturing, formulating and packaging activities involve the use of hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate hazardous materials in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. As a result, we could in the future incur significant liabilities, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damages or personal injuries.
At any given time, we may be involved in claims, litigation, administrative proceedings, settlements and investigations of various types in a number of jurisdictions involving potential environmental liabilities. Liability under some environmental laws relating to contaminated sites can be joint and several and imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination. Some of our formulating and manufacturing facilities have an extended history of chemical formulating and manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations. Ultimate environmental costs are difficult to predict and may vary from current estimates and reserves. The discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in significant additional costs.
Our offshore oil industry products are subject to the hazards inherent in the offshore oil production and drilling industry, and we may incur substantial liabilities or losses as a result of these hazards.
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
Historically, we have had a large and complex international tax profile. From time to time, certain of our subsidiaries have received tax assessments for significant amounts from the tax authorities of the countries in which they operate, especially in Brazil. We are currently contesting tax assessments in several administrative and legal proceedings, and our challenges are at various stages. If determined adversely, these proceedings may have an adverse impact on our business, results of operations or financial condition. In addition, in some jurisdictions, challenges to tax assessments require the posting of a bond or security for the contested amount, which may reduce our flexibility in operating our agrochemicals business.
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
We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain certain policies and procedures. Certain of the jurisdictions in which we conduct business are at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
Our products are subject to numerous, complex government regulations dealing with the production and sale of chemicals and compliance with these regulations could require us to incur additional costs or to reformulate or discontinue certain of our products.
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
Numerous laws regulating the production and marketing of chemical substances govern us. Dozens of substances manufactured, imported, and used by us are regulated under the European Union REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals) regulation and similar laws in other jurisdictions. We will need to submit a registration for many of these substances between now and June 1, 2018, and the costs associated with these registrations could be substantial. In addition, we expect to be impacted by the REACH regulation’s Substances of Very High Concern (SVHC) program; such impacts could include a need to discontinue certain products and to reformulate others, and, therefore, could materially alter our product lines or otherwise have a material adverse effect on our results of operations. Some of the laws and regulations applicable to us have changed in recent years to impose new obligations that could also force us to reformulate or discontinue certain of our products. As one example, European Union laws are now requiring a regulatory assessment of plant protection products which contain an active ingredient listed as a “candidate for substitution”; based on this assessment, the European Commission or an individual member state may decide not to authorize the product for continued sale. To comply with these laws, we may need to alter our product lines, which could lead to a material adverse effect on our results of operations.
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
We may be unable to ensure compliance with international trade restrictions and economic sanctions laws and regulations, which could adversely affect our business, results of operations, and financial condition.
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
Risks Relating to the Proposed OMG and Alent Acquisitions
Delays to completion or failure to consummate either the OMG Acquisition or the Alent Acquisition could negatively impact our share price and our future business and financial results.
There can be no assurance that the proposed OMG Acquisition and Alent Acquisition will close, or be completed in their respective time frame or on the terms or in the manner currently anticipated for each of them, as a result of a number of factors including, among other things, the failure of one or more conditions to closing or the acceptance by OMG or Alent of an alternate transaction. Any delay to the completion of the OMG Acquisition or the Alent Acquisition could, among other things, result in additional transaction costs, loss of revenue or other negative effects resulting from the uncertainty regarding the completion of any such acquisitions.
In addition, if the merger agreement in the OMG Acquisition is terminated due to our or Apollo’s failure to obtain financing for their respective transactions (and under certain other limited circumstances), (i) we and Apollo will be required to pay OMG a pro rata portion of a reverse termination fee to OMG equal to $62.7 million (and the party responsible for such termination of the merger agreement will be required to reimburse the other party for its or their pro rata portion of the amount paid to OMG) and (ii) the party responsible for such termination of the merger agreement will be required to reimburse the other party for its fees and expenses up to $7.5 million. If the Alent Acquisition is not consummated, we may be required to pay to Alent certain costs and expenses relating to the Alent Acquisition, including a break-up fee of £27 million in the event we invoke a regulatory approvals condition on or prior to July 13, 2016 or where certain regulatory approvals conditions are not satisfied or waived on July 13, 2016, as further provided in the co-operation agreement with Alent.
If we are unable to finance the Alent Acquisition on favorable terms, our results of operations and financial conditions could be materially adversely affected.
The Alent Acquisition may be funded from a variety of sources, including through the proceeds of an issue of equity, from available cash and cash equivalents, borrowings under our Credit Facilities, alternative debt financing and/or, if necessary, a $1.875 billion interim facility letter which we entered into in connection with the Alent Acquisition.  We cannot guarantee that we will be able to secure sufficient alternative financing on favorable terms, or at all, and accordingly may use the interim facility letter to fund all or a portion of the cash consideration for this acquisition.  If we are unable to secure such alternative financing, the terms of the interim facility would be more costly than our existing debt obligations.
The due diligence undertaken in connection with each of the OMG Acquisition and the Alent Acquisition may not have revealed all relevant considerations or liabilities of the OMG Businesses or of Alent, which could have a material adverse effect on our financial condition or results of operations.
There can be no assurance that the due diligence undertaken by us in connection with each of the OMG Acquisition and the Alent Acquisition has revealed all relevant facts that may be necessary to evaluate such acquisitions. Furthermore, the information provided during due diligence may have been incomplete or inadequate. As part of the due diligence process, we have also made subjective judgments regarding the results of operations, financial condition and prospects of Platform as a combined company. If the due diligence investigation has failed to correctly identify material issues and liabilities that may be present in the OMG Businesses and/or Alent, or if we consider any identified material risks to be commercially acceptable relative to the opportunity, we may incur substantial impairment charges or other losses following the OMG Acquisition or the Alent Acquisition. In addition, we may be subject to significant, previously undisclosed liabilities of the OMG Businesses and/or Alent that were not identified during due diligence and which could contribute to poor operational performance and have a material adverse effect on our financial condition and results of operations.

Upon successful consummation of the proposed Alent Acquisition, we will be more exposed to currency exchange rate fluctuations as there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.
If the proposed Alent Acquisition is successfully consummated, the financial results of the consolidated company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in non-U.S. dollar currencies. The consolidated company will present its financial statements in U.S. dollars and will have a significant proportion of net assets and income in non-U.S. dollar currencies, including the euro, pounds sterling and Chinese renminbi. The consolidated company’s financial results and capital ratios will therefore be more sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on the consolidated company’s financial results.
Even if a material adverse change to Alent’s business or prospects were to occur prior to the closing of the Alent Acquisition, in certain circumstances, we may not be able to invoke the offer conditions and terminate the Alent Acquisition, which could reduce the value of our common stock.
The proposed Alent Acquisition is subject to a number of closing conditions, including that there be no material adverse change in the business, assets, financial or trading position or profits or prospects of Alent. Under the U.K. Takeover Code, subject to certain exceptions (e.g., failure to obtain approval of the scheme of arrangement by Alent shareholders and the U.K. court, or failure to obtain the authorization of the NYSE in respect of the listing of the shares of our common stock to be issued in connection with the partial share alternative). If any of the closing conditions of the Alent Acquisition are not satisfied, the U.K. Panel on Takeovers and Mergers may not allow us to invoke such condition unless it is satisfied that the circumstances were of material significance to Platform in the context of the Alent Acquisition. In the event the U.K. Panel on Takeovers and Mergers is not willing to allow a condition to be invoked, then we would have to proceed with the Alent Acquisition, even if we no longer wished to do so. As such, certain of the closing conditions of the Alent Acquisition, including the material adverse change condition, may provide us with less protection than the customary conditions in an offer for a U.S. domestic company.
The U.K. Takeover Code restricts Platform’s ability to cause Alent to consummate the Alent Acquisition and limits the relief Platform may obtain in the event Alent’s board of directors withdraws its support of the Alent Acquisition.
The U.K. Takeover Code limits the contractual commitments that may be obtained from Alent to take actions in furtherance of the Alent Acquisition, and Alent’s board of directors may, if its fiduciary and other directors’ duties so require, withdraw its recommendation in support of the Alent Acquisition, and withdraw the scheme of arrangement under the U.K. Companies Act, at any time prior to the scheme of arrangement becoming effective. In such circumstances, the U.K. Takeover Code does not permit Alent to pay break-up fees to Platform, nor can Alent be subject to any restrictions on soliciting or negotiating other offers or transactions involving Alent other than the restrictions that arise under the U.K. Takeover Code against undertaking actions or entering into agreements, which might frustrate Platform’s recommended offer for Alent.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
1.1	Underwriting Agreement (filed as Exhibit 1.1 of Current Report on Form 8-K on June 29, 2015, and incorporated herein by reference)
2.1	Rule 2.7 Announcement, dated July 13, 2015 (filed as Exhibit 2.1 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)
2.2
Co-operation Agreement, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, MacDermid Performance Acquisitions Ltd. and Alent plc (filed as Exhibit 2.2 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation (filed as Exhibit 3.1 of Post-Effective Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
10.1
Employment Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated April 1, 2015 (filed as Exhibit 10.1 of Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.2
RSU Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.2 of Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.3
LTCB Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.3 of Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6
Interim Facility Letter, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates (filed as Exhibit 10.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Part B, Appendix 4 of the Rule 2.7 Announcement – Report from PricewaterhouseCoopers LLP, dated July 13, 2015 (furnished as Exhibit 99.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

99.2
Part C, Appendix 4 of the Rule 2.7 Announcement – Report from Credit Suisse Securities (Europe) Limited, dated July 13, 2015 (furnished as Exhibit 99.2 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 14, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement (filed as Exhibit 1.1 of Current Report on Form 8-K on June 29, 2015, and incorporated herein by reference)
2.1	Rule 2.7 Announcement, dated July 13, 2015 (filed as Exhibit 2.1 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)
2.2
Co-operation Agreement, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, MacDermid Performance Acquisitions Ltd. and Alent plc (filed as Exhibit 2.2 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation (filed as Exhibit 3.1 of Post-Effective Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
10.1
Employment Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated April 1, 2015 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.2
RSU Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.3
LTCB Agreement between Platform Specialty Products Corporation and Wayne M. Hewett, dated as of April 2, 2015 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 6, 2015, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6
Interim Facility Letter, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates (filed as Exhibit 10.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Part B, Appendix 4 of the Rule 2.7 Announcement – Report from PricewaterhouseCoopers LLP, dated July 13, 2015 (furnished as Exhibit 99.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

99.2
Part C, Appendix 4 of the Rule 2.7 Announcement – Report from Credit Suisse Securities (Europe) Limited, dated July 13, 2015 (furnished as Exhibit 99.2 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.