Form 10-Q
period 2015-09-30
Platform Specialty Products Corp
filed 2015-11-16
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	November 10, 2015
Common Stock, par value $0.01 per share	210,879,597 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Acquisitions	The Agriphar Acquisition, Arysta Acquisition, CAS Acquisition, and MacDermid Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc (LSE:ALNT), a public limited company registered in England and Wales.
Alent Acquisition	The proposed acquisition of Alent announced on July 13, 2015, which is expected to close in early December 2015, subject to the satisfaction or waiver of all applicable closing conditions.
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

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 30, 2015.
Apollo	Affiliates of Apollo Global Management, LLC, collectively and each individually.
Arysta	Arysta LifeScience Limited, an Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS	The Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Domestic Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Euro Tranche Term Loan	Term loans denominated in Euros in an aggregate amount of €205 million borrowed in connection with the CAS Acquisition.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the 401K Plan.

Terms	Definitions
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
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
January Notes Offering
Private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons in accordance with Regulation S under the Securities Act, completed on February 2, 2015.

June 2015 Equity Offering
Underwritten public offering of 18,226,414 shares of its common stock at a public offering price of $26.50 per share, which closed on June 29, 2015, raising gross proceeds of approximately $483 million.

LTCB	Platform's Long Term Cash Bonus plan.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
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

November Notes Offering
Private offering of $500 million aggregate principal amount of 10.375% senior notes due 2021 to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and to non-U.S. persons in accordance with Regulation S under the Securities Act, completed on November 10, 2015.

NYSE	New York Stock Exchange.
OMG	OM Group, Inc. (NYSE:OMG), a Delaware corporation.
OMG Businesses	The OMG's Electronic Chemicals and Photomasks businesses, collectively.
OMG Acquisition	Platform's acquisition of the OMG Businesses completed on October 28, 2015 (other than their Malaysian subsidiary, which acquisition is expected to close during the first quarter of 2016).
Original Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.

Terms	Definitions
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Pershing Square	Pershing Square Capital Management, L.P.
Private Placement Offering	Private placement of an aggregate of 15,800,000 shares of common stock completed on May 20, 2014 at a purchase price of $19.00 per share, raising net proceeds of approximately $287 million.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
RHSA
Retaining Holder Securityholders’ Agreement dated as of October 31, 2013 entered into by and between Platform and each Retaining Holder pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.

Sarbanes-Oxley	Sarbanes-Oxley Act of 2002.
Scheme
In connection with the proposed Alent Acquisition, the scheme of arrangement governed by the U.K. Companies Act, which terms are set forth in the scheme document sent to Alent shareholders on August 17, 2015.

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

U.K. Companies Act	The U.K. Companies Act 2006, as amended.
U.K. Takeover Code	The U.K. City Code on Takeovers and Mergers.

Terms	Definitions
USD Incremental Loan	Incremental term loans under the Incremental Amendment to the Second Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
U.S. GAAP	Generally accepted accounting principles in the United States.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

401K Plan	MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the January Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued in the January Notes Offering.

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$597.3	$196.8	$1,807.3	$569.6
Cost of sales	354.6	93.6	1,088.8	285.5
Gross profit	242.7	103.2	718.5	284.1
Operating expenses:
Selling, technical, general and administrative	194.8	73.5	593.2	232.7
Research and development	16.6	6.4	47.8	18.5
Total operating expenses	211.4	79.9	641.0	251.2
Operating profit	31.3	23.3	77.5	32.9
Other (expense) income:
Interest expense, net	(52.7)	(8.0)	(143.2)	(23.4)
Loss on derivative contracts	(47.3)	(2.6)	(49.9)	(2.2)
Foreign exchange loss	(36.9)	(0.4)	(19.3)	(1.4)
Other income, net	1.4	—	19.8	—
Total other expense	(135.5)	(11.0)	(192.6)	(27.0)
(Loss) income before income taxes and non-controlling interests	(104.2)	12.3	(115.1)	5.9
Income tax (expense) benefit	(17.6)	1.6	(42.0)	3.6
Net (loss) income	(121.8)	13.9	(157.1)	9.5
Net income attributable to the non-controlling interests	(0.5)	(2.0)	(4.0)	(5.4)
Net (loss) income attributable to common stockholders	$(122.3)	$11.9	$(161.1)	$4.1
(Loss) earnings per share
Basic	$(0.58)	$0.09	$(0.81)	$0.03
Diluted	$(0.58)	$0.08	$(0.81)	$0.03
Weighted average shares outstanding
Basic	210.9	137.3	198.6	124.5
Diluted	210.9	152.7	198.6	140.5

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(121.8)	$13.9	$(157.1)	$9.5
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(350.2)	(60.3)	(614.0)	(37.3)

Pension and post-retirement plans
Net income recognized during the year	—	—	—	0.2
Pension and post-retirement plans	—	—	—	0.2
Tax expense	—	—	(0.5)	—
Pension and post-retirement plan, net of tax	—	—	(0.5)	0.2

Unrealized gain (loss) on available for sale securities
Unrealized holding gain (loss) on available for sale securities	1.0	(0.1)	1.2	(0.1)
Unrealized gain (loss) on available for sale securities	1.0	(0.1)	1.2	(0.1)
Tax expense	—	—	—	—
Unrealized gain (loss) on available for sale securities, net of tax	1.0	(0.1)	1.2	(0.1)

Derivative financial instruments revaluation
Unrealized hedging loss arising during the period	(18.1)	—	(18.1)	(0.2)
Derivative financial instruments revaluation	(18.1)	—	(18.1)	(0.2)
Tax benefit	6.3	—	6.3	0.1
Derivative financial instruments revaluation, net of tax	(11.8)	—	(11.8)	(0.1)

Total other comprehensive loss, net of tax	(361.0)	(60.4)	(625.1)	(37.3)
Comprehensive loss	(482.8)	(46.5)	(782.2)	(27.8)
Comprehensive loss (income) attributable to the non-controlling interests	6.7	1.8	10.3	(2.9)
Comprehensive loss attributable to common stockholders	$(476.1)	$(44.7)	$(771.9)	$(30.7)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$682.0	$397.3
Restricted cash	0.3	600.0
Accounts receivable, net of allowance for doubtful accounts of $14.0 and $9.6 at September 30, 2015 and December 31, 2014, respectively	943.4	327.3
Inventories	466.9	205.8
Prepaid expenses and other current assets	220.1	46.1
Total current assets	2,312.7	1,576.5
Property, plant and equipment, net	266.9	178.6
Goodwill	2,842.0	1,405.3
Intangible assets, net	2,577.9	1,341.5
Other assets	76.3	45.4
Total assets	$8,075.8	$4,547.3
Liabilities & Stockholders' Equity
Accounts payable	386.1	106.7
Current installments of long-term debt and revolving credit facilities	36.1	13.2
Accrued income taxes payable	102.7	16.7
Accrued customer rebates and sales incentives	129.0	9.9
Financial guarantees and factoring	59.0	—
Other current liabilities	252.2	94.2
Total current liabilities	965.1	240.7
Long-term debt and capital lease obligations	3,401.4	1,392.4
Long-term retirement benefits, less current portion	44.2	38.8
Long-term deferred income taxes	567.1	202.3
Long-term contingent consideration	70.2	63.9
Other long-term liabilities	113.6	56.6
Total liabilities	5,161.6	1,994.7
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	—
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock, $0.01 par value per share (effective January 23, 2014), 400,000,000 shares authorized, 210,879,597 and 182,066,980 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2.1	1.9
Additional paid-in capital	3,287.3	2,812.4
Accumulated deficit	(385.2)	(224.1)
Accumulated other comprehensive loss	(741.4)	(130.6)
Total stockholders' equity	2,162.8	2,459.6
Non-controlling interests	105.5	93.0
Total equity	2,268.3	2,552.6
Total liabilities, redeemable preferred shares and equity	$8,075.8	$4,547.3
See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net cash flows provided by operating activities	$131.1	$79.5
Cash flows from investing activities:
Change in restricted cash	599.7	(315.0)
Capital expenditures	(32.1)	(7.3)
Investment in registrations of products	(26.2)	—
Proceeds from disposal of property, plant and equipment	12.1	0.5
Acquisition of businesses, net	(2,857.9)	(59.0)
Other, net	(1.4)	—
Net cash flows used in investing activities	(2,305.8)	(380.8)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and premium	2,085.6	—
Change in revolving credit facilities, net	4.7	—
Repayments of borrowings	(15.5)	(5.8)
Proceeds from issuance of common stock, net	469.5	473.4
Payment of debt financing fees	(45.5)	(4.1)
Change in factored liabilities	(16.8)	—
Other, net	(1.0)	0.1
Net cash flows provided by financing activities	2,481.0	463.6
Effect of exchange rate changes on cash and cash equivalents	(21.6)	(3.6)
Net increase in cash and cash equivalents	284.7	158.7
Cash and cash equivalents at beginning of period	397.3	123.0
Cash and cash equivalents at end of period	$682.0	$281.7
Noncash Investing Activities
Unpaid capital expenditures included in accounts payable and accrued expenses	$3.5	$5.8

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock				Accumulated other comprehensive income (loss)
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net loss	—	—	—	—	—	(26.6)	—	(26.6)	0.4	(26.2)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(417.2)	(417.2)	(8.7)	(425.9)
Issuance of common stock to Founder Entities as stock dividend to Series A Preferred Stock declared on 12/31/14	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015	2,000,000	—	192,221,572	1.9	2,814.3	(250.7)	(547.8)	2,017.7	109.1	2,126.8
Net loss	—	—	—	—	—	(12.2)	—	(12.2)	3.1	(9.1)
Other comprehensive income, net of taxes	—	—	—	—	—	—	160.2	160.2	1.6	161.8
Issuance of common stock at $26.50 per share in June 2015 Equity Offering	—	—	18,226,414	0.2	482.8	—	—	483.0	—	483.0
Issuance costs in connection with June 2015 Equity Offering	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Conversion of PDH Common Stock into common stock	—	—	406,217	—	4.7	—	—	4.7	(4.7)	—
Issuance of common stock under ESPP	—	—	6,841	—	0.3	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Balance at June 30, 2015	2,000,000	—	210,861,044	2.1	3,287.9	(262.9)	(387.6)	2,639.5	109.1	2,748.6
Net loss	—	—	—	—	—	(122.3)	—	(122.3)	0.5	(121.8)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(353.8)	(353.8)	(7.2)	(361.0)
Issuance of common shares to non-employee	—	—	2,500	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	6,343	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	9,710	—	0.1	—	—	0.1	—	0.1
Purchase accounting adjustment to non-controlling interest for Arysta Acquisition	—	—	—	—	—	—	—	—	6.4	6.4
Acquisition of remaining interest in Arysta Colombia	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Equity compensation expense	—	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Balance at September 30, 2015	2,000,000	$—	210,879,597	$2.1	$3,287.3	$(385.2)	$(741.4)	$2,162.8	$105.5	$2,268.3
See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interest	Total equity
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net loss	—	—	—	—	—	(7.4)	—	(7.4)	1.5	(5.9)
Other comprehensive income, net of taxes	—	—	—	—	—	—	3.4	3.4	—	3.4
Impact of Domestication	—	—	—	1.0	(1.0)	—	—	—	—	—
Issuance of common stock at $11.00 per share on January 5, 2014	—	—	3,959	—	—	—	—	—	—	—
Exercise of warrants for common stock at $11.50 per share	—	—	14,992,950	0.2	172.3	—	—	172.5	—	172.5
Issuance of common stock at $11.00 per share in connection with Exchange Agreement	—	—	1,670,386	—	18.4	—	—	18.4	—	18.4
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2014	2,000,000	—	120,239,236	1.2	1,401.7	(201.6)	4.7	1,206.0	97.3	1,303.3
Net loss	—	—	—	—	—	(0.4)	—	(0.4)	1.9	1.5
Other comprehensive income, net of taxes	—	—	—	—	—	—	18.4	18.4	1.3	19.7
Exercise of warrants for common stock at $11.50 per share	—	—	1,251,744	—	14.4	—	—	14.4	—	14.4
Issuance of common stock at $19.00 per share in connection with Private Placement Offering	—	—	15,800,000	0.2	300.0	—	—	300.2	—	300.2
Issuance costs in connection with Private Placement Offering	—	—	—	—	(13.4)	—	—	(13.4)	—	(13.4)
Recovery of short swing profits, net	—	—	—	—	0.5	—	—	0.5	—	0.5
Equity compensation expense	—	—	—	—	0.3	—	—	0.3	—	0.3
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2014	2,000,000	—	137,290,980	1.4	1,703.5	(202.0)	23.1	1,526.0	100.3	1,626.3
Net income	—	—	—	—	—	11.9	—	11.9	2.0	13.9
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(56.6)	(56.6)	(3.8)	(60.4)
Issuance of common stock to directors	—	—	9,242	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	4,108	—	0.1	—	—	0.1	—	0.1
Issuance costs in connection with Private Placement Offering	—	—	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Equity compensation expense	—	—	—	—	0.2	—	—	0.2	—	0.2
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2014	2,000,000	$—	137,304,330	$1.4	$1,703.4	$(190.1)	$(33.5)	$1,481.2	$98.4	$1,579.6

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
Principles of Consolidation
The accompanying unaudited interim Condensed Consolidated Financial Statements include Platform's accounts and all of its controlled subsidiaries. All subsidiaries are included in the unaudited interim Condensed Consolidated Financial Statements for the entire period or, if acquired, from the date that the Company obtains control. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of subsidiaries from the date it acquires control up to the date control ceases. All intercompany accounts and transactions were eliminated in consolidation.
Significant Accounting Policies
Equity Securities
Equity securities that have a readily determinable fair value are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are recorded in other comprehensive income. Equity securities which do not have readily determinable fair values are recorded at cost and are evaluated whenever events or changes in circumstances indicate that the carrying values of such investments may be impaired.

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
Factoring arrangements, where substantially all economic risks and rewards associated with trade receivables are transferred to a third party, are accounted for by derecognizing the trade receivables upon receipt of cash proceeds from the factoring arrangement. Factoring arrangements, whereby some, but not substantially all, economic risks and rewards are transfered to a third party and the assets subject to the factoring arrangement remain under the Company's control are accounted for by not derecognizing the trade receivables and recognizing any related obligations to the third party.
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
Equity Method Investments
Investments over which the Company has the ability to exercise significant influence, but which the Company does not control, are accounted for under the equity method of accounting and are included in "other assets" on the Condensed Consolidated Balance Sheet. Significant influence generally exists when the Company holds between 20% and 50% of the voting power of another entity. Investments are initially recognized at cost. The Condensed Consolidated Financial Statements include the Company's share of net earnings or losses from the date that significant influence commences until the date that significant influence ceases. When the Company's share of losses exceeds its interest in an equity investment, the carrying amount of that interest is reduced to zero, and the recognition of further losses is discontinued, except to the extent that the Company has an obligation or has made payments on behalf of the investee.
Revenue Recognition
The Company recognizes revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete. This occurs when products have been shipped to or received by the customer, in accordance with the terms of the agreement by and between the Company and such customer, title and risk of loss has been transferred, pricing is fixed or determinable and collectability is reasonably assured.
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
Accounting Policies Recently Adopted and Pending Pronouncements
Business Combinations (Topic 805) - In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” Under the updated guidance, an entity is no longer required to retrospectively apply adjustments to provisional amounts recorded as a part of a business combination. Adjustments to provisional amounts identified during the measurement period continue to be calculated as of the acquisition date but are recognized in the period in which they are determined, including the effects of such adjustments on earnings. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU as of September 30, 2015. This ASU may have a material impact on the Company's future financial statements if material measurement period adjustments are recorded.
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14 “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of ASU 2014-09.
Inventory (Topic 330) - In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under the updated guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU as of October 1, 2015 by replacing its lower of cost or market test with a lower of cost and net realizable value test. This ASU did not have a material impact on the Company's financial statements.
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company continues to evaluate the impact of this new ASU, which is not expected to have a material impact on its financial statements.
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement includes a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU, and reclassified approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014.
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
Out of Period Adjustment
In connection with the preparation of the Company's unaudited interim Condensed Consolidated Financial Statements for the period ended June 30, 2015, the Company identified a prior period error related to foreign currency accounting within Arysta and purchase accounting for the Arysta Acquisition in accordance with ASC 805 - Business Combinations for the period ended March

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

31, 2015. The Company determined that goodwill was understated and foreign currency translation adjustment loss was overstated by approximately $73.0 million. Based on an analysis of qualitative and quantitative factors, management has concluded that this error was not material to the Company's unaudited interim Condensed Consolidated Financial Statements for the period ended March 31, 2015 or June 30, 2015. As a result, the affected balances were corrected in the unaudited interim Condensed Consolidated Financial Statements for the period ended June 30, 2015.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period’s presentation, including approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014 as a result of early adopting ASU 2015-15, “Simplifying the Presentation of Debt Issuance Costs."
2.  ACQUISITIONS OF BUSINESSES
Arysta Acquisition
On February 13, 2015, Platform completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash (net of acquired cash, closing adjustments and including Seller transaction expenses paid by Platform) and the issuance to the Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair market value of $646 million.
The Company acquired Arysta to expand its presence in the agrochemical business, complementing our acquisitions of Agriphar and CAS. Arysta provides products and solutions utilizing globally managed patented, proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions includes biological stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta is included in the Company's Agricultural Solutions business segment.
In connection with the Arysta Acquisition, the Company incurred $4.4 million and $32.2 million in related expenses for the three and nine months ended September 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $6.4 million in related expenses through December 31, 2014.
CAS Acquisition
On November 3, 2014, Platform completed the CAS Acquisition for approximately $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 2,000,000 shares of Platform common stock. Due to regulatory constraints, title to certain CAS businesses located in Russia was not transferred to Platform until the first quarter of 2015. In connection with the CAS Acquisition, the Company entered into six supply agreements with Chemtura to supply certain products to the Company, on an exclusive basis. These arrangements included capital leases for certain equipment totaling $13.2 million, which were recorded as of June 30, 2015. This measurement period adjustment had a cumulative impact to depreciation of $2.2 million, which was recorded in the three months ended June 30, 2015 as the impact on the three months ended March 31, 2015 and the year ended December 31, 2014 was not material. In addition, the Company has agreed to fund the asset retirement obligations associated with the related equipment and accordingly, the Company has recognized an asset retirement obligation of $13.2 million. The supply agreements, which will remain in force until either party provides advance termination notice, have a minimum term of four years from the date of the CAS Acquisition.
In line with Platform's business strategy of growing into niche markets and applications, the Company acquired CAS to enter the agrochemical industry. CAS is a niche provider of seed treatments and crop protection applications in numerous geographies across seven major product lines - adjuvants, fungicides, herbicides, insecticide, miticides, plant growth regulators and seed treatments. CAS is included in the Company's Agricultural Solutions business segment.
In connection with the CAS Acquisition, the Company incurred $1.7 million and $11.5 million in related expenses for the three and nine months ended September 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $33.9 million in related expenses through December 31, 2014.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Agriphar Acquisition
On October 1, 2014, Platform completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock. Such restricted shares will become unrestricted beginning January 2, 2018, unless agreed otherwise in accordance with the terms of the acquisition agreement. The agreement also stipulates that prior to January 2, 2018, the seller may transfer (i) a maximum of 1/3 of its shares as of January 2, 2016, (ii) 1/3 of its shares as of January 2, 2017 and (iii) 1/3 of its shares as of January 2, 2018, in each case subject to the terms and provisions of a solvency letter described in the acquisition agreement. Additionally, the seller was granted a put option to sell and transfer all (but not part) of its shares, on (but not prior to) the date that is six months from the closing of the Agriphar Acquisition, which option was not exercised. As a result, for the period ended March 31, 2015, the value of the option totaling $3.0 million was reversed and included in "Other income (expense), net" in the Condensed Consolidated Statement of Operations.
The Company acquired Agriphar in its crop protection vertical as it believes Agriphar’s and CAS’ businesses are very complementary in terms of product range and distribution capabilities. Agriphar is a European crop protection group supported by a team of researchers and regulatory experts which provides a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. Agriphar is included in the Company's Agricultural Solutions business segment.
In connection with the Agriphar Acquisition, the Company incurred $0.1 million and $0.9 million in related expenses for the three and nine months ended September 30, 2015, respectively, which are included in “Selling, technical, general and administrative expenses” in the Condensed Consolidated Statement of Operations and $4.2 million in related expenses through December 31, 2014.
Acquisition Revenues and Net Income (Loss)
Revenues contributed by the Arysta, CAS and Agriphar Acquisitions for the three and nine months ended September 30, 2015 were as follows:

(amounts in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Arysta	$318.2	$837.6
CAS	73.8	282.4
Agriphar	25.6	145.6
Total	$417.6	$1,265.6
As the integration of the Arysta, CAS and Agriphar Acquisitions continues, discrete revenues reported by our existing businesses are being effected by the integration process and are becoming less comparable to prior periods.
The Arysta, CAS and Agriphar Acquisitions had net (loss) income for the three and nine months ended September 30, 2015 as follows:

(amounts in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Arysta	$(34.8)	$(100.6)
CAS	(25.0)	(52.5)
Agriphar	3.3	25.7
Total	$(56.5)	$(127.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction related costs incurred to acquire Arysta, CAS and Agriphar and the applicable amounts of identified assets acquired and liabilities assumed at the acquisition date:

(amounts in millions)	Arysta	CAS	Agriphar
Consideration
Cash, net	$2,856.2	$983.1	$350.2
Equity Instruments	645.9	52.0	16.6
Derivative liability	—	—	3.5
Total Consideration	$3,502.1	$1,035.1	$370.3

Transaction related costs	$38.6	$45.4	$5.1

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable	$674.5	$154.2	$60.1
Inventories	295.7	132.1	42.7
Other current assets	132.2	19.1	0.4
Property, plant and equipment	110.0	24.8	31.7
Identifiable intangible assets	1,638.9	534.0	183.0
Other assets	38.2	11.4	4.5
Current Liabilities	(574.0)	(69.7)	(47.5)
Non-current deferred tax liability	(488.5)	(26.7)	(64.9)
Other long term liabilities	(74.2)	(13.4)	(9.0)
Non-controlling interest	(31.0)	—	—
Total identifiable net assets	1,721.8	765.8	201.0

Goodwill	1,780.3	269.3	169.3

Total purchase price	$3,502.1	$1,035.1	$370.3
The purchase accounting and purchase price allocation for the Arysta Acquisition has not been finalized as of the date of this filing pending finalization of fair values assigned to identifiable intangible assets and non-controlling interest, as well as accounts receivable, inventory and reserves related to legal matters and environmental exposure. The purchase price allocation was updated to reflect current estimated fair values at the acquisition date of accounts receivable, inventories, sales allowances and non-controlling interest, with corresponding adjustments reflected in goodwill.
Purchase accounting and purchase price allocation is complete for the Agriphar Acquisition, and substantially complete for the CAS Acquisition, with the exception of valuations related to the supply agreements with Chemtura described above. As a part of the CAS Acquisition, the Company paid for a 15% equity interest in Certis Europe B.V. that was transferred during the second quarter of 2015 after receiving approval from the shareholders of Certis Europe B.V., who had certain rights of first refusal with respect to such transfer of shares. The Company completed the valuation of Certis Europe B.V. during the quarter ended September, 30, 2015, and accordingly reduced the preliminary estimate of its equity interest by $10.1 million to $5.0 million, with a corresponding adjustment reflected in goodwill. The value of this equity interest is classified in other assets.
The excess of the respective cost of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $2.22 billion of goodwill recorded in connection with the Arysta, CAS and Agriphar Acquisitions, $185 million is expected to be deductible for tax purposes as result of the CAS Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Identifiable intangible assets recorded in conjunction with the Arysta Acquisition have been assigned the following estimated useful lives: 20 years for customer lists, average of 12 years for developed technology and indefinite for tradenames.
Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three and nine months ended September 30, 2015 and 2014, as if the Arysta Acquisition had occurred on January 1, 2014, excluding CAS and Agriphar from the 2014 results as these Acquisitions closed prior to 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Revenue	$597.3	$557.9	$1,894.7	$1,638.5
Net loss attributable to stockholders	$(118.6)	$(18.5)	$(160.1)	$(130.5)
For the three and nine months ended September 30, 2015, the Company incurred $4.4 million and $32.2 million, respectively, of acquisition-related expenses which have been reflected in the pro forma earnings above, net of tax, as if they had been incurred in 2014. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2014, as well as the effect of the debt instruments used to fund the Arysta Acquisition.
First Closing of OMG Acquisition
On May 31, 2015, the Company entered into a merger agreement with OMG and Apollo and a purchase and separation agreement with Apollo pursuant to which Apollo agreed to first acquire OMG in its entirety, and then subsequently sell to Platform the OMG Businesses.
On October 28, 2015, the Company completed the acquisition of the OMG Businesses, other than their Malaysian subsidiary, pursuant to the terms and conditions set forth in the merger agreement. This transaction is the first closing of the Company's two-stage acquisition of the OMG Businesses for a total purchase price of approximately $367 million, subject to purchase price adjustments. The Company expects to complete its acquisition of the Malaysian subsidiary during the first quarter of 2016, subject to customary closing conditions, including the absence of a material adverse effect with respect to the Malaysian subsidiary.
Platform believes the OMG Acquisition is in line with its business strategy of growing into niche markets. The OMG Businesses will be included in the Company's Performance Applications business segment. OMG’s Electronic Chemicals business is similar to Platform's legacy MacDermid electronic chemical and surface treatment businesses by developing, producing and supplying chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.
Proposed Alent Acquisition
On July 13, 2015, Platform and Alent issued an announcement, pursuant to Rule 2.7 of the U.K. Takeover Code, disclosing the terms of a recommended offer by MacDermid Performance Acquisitions Ltd., a private limited company registered in England and Wales, and an indirect subsidiary of Platform, to acquire all of the shares of Alent. The Alent Acquisition will be completed pursuant to the Scheme. In connection with the Alent Acquisition, on July 13, 2015, (i) Platform, MacDermid Performance Acquisitions Ltd., and Alent entered into a co-operation agreement and (ii) Platform, certain subsidiary guarantors, Credit Suisse AG and certain other Credit Suisse AG affiliates entered into a $1.88 billion interim facility letter.
Pursuant to the terms of the Alent Acquisition, each shareholder of Alent is entitled to receive 503 pence in cash for each ordinary share of Alent. The Scheme includes a partial share alternative under which eligible shareholders of Alent can elect to receive Platform common stock in lieu of part or all of the cash consideration that they would otherwise be entitled to receive in exchange for their Alent Shares on the basis of 0.31523 new Platform shares for every Alent share. Such alternative is to be limited to the issue of new Platform shares in respect of approximately 21.9% of Alent’s issued share capital at close of business on July 10, 2015. The Alent Acquisition values Alent’s entire share capital at approximately £1.35 billion ($2.10 billion, based on the GBP/USD exchange rate of 1.5517 on July 10, 2015).

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On the date of the Rule 2.7 announcement, and as provided for therein, Platform and MacDermid Performance Acquisitions Ltd. received an irrevocable undertaking (as amended on September 8, 2015) from Cevian Capital II Master Fund LP, the largest shareholder of Alent, to vote in favor of the Scheme and elect for the partial share alternative in respect of its entire beneficial ownership of 58,432,694 of Alent's shares. If no shareholders of Alent apart from Cevian Capital II Master Fund LP elect to receive new Platform shares, Cevian Capital II Master Fund LP will be issued the full amount of new Platform shares available under the partial share alternative.
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
On August 28, 2015, the Company received notice of the early termination of the antitrust waiting period under the HSRA Act, and on September 9, 2015, the shareholders of Alent approved Platform's offer. In addition, the Company has received all necessary foreign antitrust clearances. The Scheme remains subject to the sanction of the High Court of England and Wales and certain other conditions, as set out in the Scheme sent to Alent shareholders on August 17, 2015. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the Alent Acquisition will be completed in early December 2015.
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
MacDermid Performance Acquisitions Ltd. reserves the right, subject to the prior consent of the U.K. Panel on Takeovers and Mergers and the terms of the co-operation agreement, to elect to implement the Alent Acquisition by way of a takeover offer (as such term is defined in the U.K. Companies Act). Following closing of the transaction, Platform will remain a NYSE listed company domiciled in the United States. There can be no assurances that the Alent Acquisition will be consummated. Please see the risk factors included in Platform's Annual Report, as revised and updated in Platform's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015 for risks regarding the proposed Alent Acquisition.
In connection with the Alent Acquisition, during July 2015, the Company entered into no-cost, deal contingent forward purchases of £1.06 billion ($1.64 billion, based on the GBP/USD exchange rate of 1.5487 on July 13, 2015). The price for 50% of the forward purchases is set; however, it is dependent upon the timing of the closing of the proposed Alent Acquisition. The price for the remaining 50% allows for the Company to benefit from a weakening of the GBP relative to the USD while being protected against price movements above a maximum average of GBP/USD exchange rate of 1.6244.
3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	September 30, 2015	December 31, 2014
Finished goods	$321.4	$156.3
Work in process	16.8	—
Raw materials and supplies	128.7	49.5
Total inventory, net	$466.9	$205.8

In connection with the Arysta Acquisition, finished goods inventory was increased to reflect fair value. The step-up became fully amortized during the three months ended September 30, 2015. For the three and nine months ended September 30, 2015, $1.3 million and $37.8 million, respectively, was charged to cost of sales in the Condensed Consolidated Statement of Operations.
The CAS inventory step-up became fully amortized during the three months ended March 31, 2015. For the nine months ended September 30, 2015, $20.2 million was charged to cost of sales in the Condensed Consolidated Statement of Operations in connection with the CAS Acquisition.
The MacDermid inventory step-up became fully amortized during the three months ended March 31, 2014. For the nine months ended September 30, 2014, $12.0 million was charged to cost of sales in the Condensed Consolidated Statement of Operations in connection with the MacDermid Acquisition.
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	September 30, 2015	December 31, 2014
Land and leasehold improvements	$44.2	$36.6
Buildings and improvements	83.0	47.9
Machinery, equipment, fixtures and software	180.1	109.7
Assets under capital leases	8.5	5.4
	315.8	199.6
Less: accumulated depreciation	(57.9)	(25.2)
	257.9	174.4
Construction in process	9.0	4.2
Property, plant and equipment, net	$266.9	$178.6
For the three months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $11.6 million and $4.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded depreciation expense of $33.7 million and $14.0 million, respectively.
The net book value of assets acquired under capital leases was $4.3 million and $2.6 million at September 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015, the Company designated Performance Application's San Marcos, CA facility, with a book value of $10.9 million, as an asset held-for-sale, in accordance with a restructuring plan to streamline the newspaper printing plate operations. The facility was sold during the third quarter of 2015 and the Company recognized a net loss on the sale of the land and building totaling $2.3 million.
5 . GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Applications	Agricultural Solutions	Total
December 31, 2014	$961.2	$444.1	$1,405.3
Addition from acquisitions	—	1,697.1	1,697.1
Purchase accounting adjustments	—	62.1	62.1
Foreign currency translation	(58.5)	(264.0)	(322.5)
September 30, 2015	$902.7	$1,939.3	$2,842.0

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $226 million and $69.3 million at September 30, 2015 and December 31, 2014, respectively.
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
Intangible assets subject to amortization were as follows:

	September 30, 2015			December 31, 2014
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	$946.8	$(157.2)	$789.6	$613.6	$(71.6)	$542.0
Developed technology	1,867.1	(322.9)	1,544.2	760.5	(50.8)	709.7
Tradenames	19.0	(2.4)	16.6	19.7	(1.0)	18.7
Non-compete agreements	1.9	(0.4)	1.5	1.9	(0.1)	1.8
Total	$2,834.8	$(482.9)	$2,351.9	$1,395.7	$(123.5)	$1,272.2
Useful lives range from 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames and 5 years for non-compete agreements, which results in weighted average useful lives of 20 years, 12 years, 20 years and 5 years, respectively, for an aggregate weighted average useful life of approximately 15 years at September 30, 2015.
For the three months ended September 30, 2015 and 2014, the Company recorded amortization expense on intangible assets of $50.4 million and $14.3 million, respectively. For the nine months ended September 30, 2015, and 2014, the Company recorded amortization expense on intangible assets of $143 million and $43.6 million, respectively.
Annual amortization expense on the Company's intangible assets is estimated to total $195 million in 2015, $208 million in each of the years 2016 through 2019, and $206 million in 2020.
6. EQUITY COMPENSATION PLANS
In June 2014, the Company’s stockholders approved the 2013 Plan. The 2013 Plan is administered by the compensation committee; provided, however, that except as otherwise expressly provided in the 2013 Plan, the Board may exercise any power or authority granted to the compensation committee under the 2013 Plan. As of September 30, 2015, the total number of shares of common stock that may be granted as awards under the 2013 Plan is equal to 15,500,000 shares (subject to increase in accordance with the terms of the 2013 Plan). As of September 30, 2015, a total of 440,792 shares of common stock had been issued under the 2013 Plan.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
December 31, 2014	721,933	142,110	329,823	250,000
Granted	511,294	297,892	213,402	—
Exercised/Issued	(77,500)	(2,500)	—	(75,000)
Forfeited	(282,545)	(69,143)	(213,402)	—
September 30, 2015	873,182	368,359	329,823	175,000
Equity Classified Share Based Payments
During the nine months ended September 30, 2015, the Board approved grants totaling of 290,250 RSUs under the 2013 Plan to certain employees of the Company, with grant-date fair values ranging from $17.08 to $27.05 per unit and vesting periods ranging from 36 months to 63.5 months. In addition, 209,290 RSUs are subject to performance conditions that must be achieved in the applicable final vesting year and 74,514 RSUs are subject to market conditions, of which 40,824 include a multiplier from zero to three times depending upon the cumulative average growth rate during a five year performance measurement period. During the nine months ended September 30, 2015, 69,143 RSU's were forfeited, and 2,500 shares were issued.
On March 17, 2015, the Board approved grants to certain directors of Platform totaling 7,642 RSUs, effective March 25, 2015, with a grant-date fair value of $27.05. The RSUs will vest on March 17, 2016, provided that such directors continue to serve as directors of Platform through the vesting date. Each RSU represents a contingent right to receive one share of our common stock.
For the three months ended September 30, 2015 and 2014, total compensation expense associated with RSUs classified as equity totaled $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, total compensation expense associated with such RSUs totaled $0.6 million and $0.5 million, respectively.
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
During the nine months ended September 30, 2015, the Board approved a grant of 213,402 RSUs with a grant-date fair value of $23.43 per unit that cliff vest at the end of a 24 month period, and are subject to certain performance conditions. The awards have been classified as liabilities. The undiscounted maximum cash value of all RSUs issued is approximately $5.0 million which is being recognized as compensation expense over the period from grant to the vesting date. As of September 30, 2015 all RSUs under this award were forfeited.
For the three months ended September 30, 2015 and 2014, compensation (income) expense associated with these awards totaled $(0.6) million and $0.3 million, respectively. For the nine months ended September 30, 2015 and 2014, compensation expense associated with these awards totaled $0.8 million and $0.4 million, respectively.
Stock Options
On April 23, 2013, a former non-founder director was granted a five-year option to acquire 75,000 ordinary shares. This option was fully vested and, upon our Domestication, became an option to acquire shares of our common stock. On March 16, 2015, the option was exercised and 75,000 shares of our common stock were issued on March 19, 2015.
Long Term Cash Bonus Plan
During the three months ended March 31, 2015, the Company established the LTCB. As of September 30, 2015, the plan provides participants the right to receive bonuses totaling $17.0 million, a decrease of $29.5 million from the second quarter of 2015 due

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

to forfeitures. Benefits under the plan vest over periods ranging from 31 to 60 months and include EBITDA performance targets, subject to appropriate and equitable adjustments by the Board's compensation committee to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary. For the three and nine months ended September 30, 2015, compensation (income) expense associated with the LTCB totaled $(0.6) million and $0.2 million, respectively.
Employee Stock Purchase Plan
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of September 30, 2015, a total of 35,676 shares had been issued under the ESPP, and approximately 700 persons were eligible to participate in the ESPP.

7. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2015		2014		2015		2014
Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic (benefit) cost:
Service cost	$—	$0.2	$—	$0.2	$—	$0.6	$—	$0.6
Interest cost on the projected benefit obligation	1.6	0.5	1.7	0.8	4.8	1.5	5.2	2.3
Expected return on plan assets	(2.4)	(0.5)	(2.4)	(0.9)	(7.2)	(1.5)	(7.3)	(2.7)
Net periodic (benefit) cost	$(0.8)	$0.2	$(0.7)	$0.1	$(2.4)	$0.6	$(2.1)	$0.2

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2015		2014		2015		2014
Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic cost:
Interest cost on the projected benefit obligation	$0.1	$—	$0.1	$—	$0.3	$—	$0.3	$—
Net periodic cost	$0.1	$—	$0.1	$—	$0.3	$—	$0.3	$—
No pension service cost was recognized during the three and nine months ended September 30, 2015 and 2014 under the Domestic Pension Plan, nor will be in future periods, as benefits in the plan were frozen in connection with the MacDermid Acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, CAPITAL LEASES, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	September 30, 2015	December 31, 2014
Borrowings under lines of credit, weighted average interest rate of 3.26% at September 30, 2015	$20.0	$—

USD Notes, due 2022, interest at 6.50%	1,080.3	—
EUR Notes, due 2023, interest at 6.00%	384.9	—
First lien secured credit facility and term loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	737.4	743.0
USD Incremental Loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	291.3	292.7
New Tranche B Term Loan, due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	121.9	121.7
New Tranche B-2 Term Loan, due 2020, interest at the greater of 4.75% or LIBOR plus 3.75%	481.7	—
Euro Tranche Term Loan, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%	225.9	246.2
New Euro Tranche Term Loan, due 2020, interest at the greater of 4.25% or LIBOR plus 3.25%	89.8	—
Capital lease obligations	4.3	2.0
Total debt and capital lease obligations	3,417.5	1,405.6
Less: current portion debt and capital lease obligations	(16.1)	(13.2)
Total long-term debt and capital lease obligations	$3,401.4	$1,392.4
The Company early adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and reclassified approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014, of which $1.9 million was classified as current.
In August 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €285 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)	Principal Payments
Year ending December 31,
2015 - remaining	$5.3
2016	20.8
2017	20.5
2018	20.4
2019	20.4
2020	1,893.6
Thereafter	1,493.4
Total	$3,474.4

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Amendment No. 3, among other things, provides additional flexibility with respect to certain negative covenants, including by increasing certain dollar baskets as compared to the previous amendments. The Revolving Credit Facility also imposes a financial covenant, if borrowings under the Revolving Credit Facility and letter of credit obligations exceed 25% of the revolving credit commitments as of the last day of any fiscal quarter, which limits Platform to a 6.5 to 1.0 ratio of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. As of September 30, 2015, the Company was in compliance with the debt covenants contained in its Credit Facilities.
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
Guarantees
The obligations of Platform and MacDermid, as borrowers, under the Amended and Restated Credit Agreement are guaranteed by current and future direct and indirect domestic subsidiaries. Certain of Platform's foreign subsidiaries also guarantee the obligations of MAS Holdings and NAIP with respect to the Euro Tranche Term Loan and the New Euro Tranche Term Loan. Pursuant to the Security Agreement, the Company's obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
January Notes Offering
In connection with the Arysta Acquisition, on February 2, 2015, Platform completed the January Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The Notes are governed by an indenture, dated February 2, 2015, as amended by a first supplemental indenture dated February 13, 2015 and a second supplemental indenture dated May 20, 2015. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. Interest is payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015. Platform will make each interest payment to the holders of record to be determined on the immediately preceding January 15 and July 15.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Lines of Credit and Other Debt Facilities
The Company carries various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of September 30, 2015, borrowings under such facilities totaled $20.0 million. At December 31, 2014, there were no borrowings under such facilities. The Company also had letters of credit outstanding of $26.6 million and $1.0 million at September 30, 2015 and December 31, 2014, respectively, of which $1.9 million and $1.0 million reduce the borrowings available under the various credit facilities at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, the availability under these facilities was approximately $398 million and $195 million, respectively, net of outstanding letters of credit. As of September 30, 2015, interest rates on such facilities ranged from 0.45% to 11.35%.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Financial guarantees and factoring" in the Company's Condensed Consolidated Balance Sheet, and totaled $40.7 million and zero as of September 30, 2015 and December 31, 2014, respectively. Program income and expenses are recorded in "Interest expense, net" in the Condensed Consolidated Statement of Operations and totaled $0.5 million for the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, the Company recorded program expenses of $1.5 million and zero, respectively.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $250 million as of September 30, 2015. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, where the derecognition criteria have been met, totaled $121.4 million and zero as of September 30, 2015 and December 31, 2014, respectively. Account receivable balances related to arrangements not having met the derecognition criteria, whereas the risks and rewards of ownership have not been transferred, remain recorded in "Account receivable" and the related liabilities are included in "Financial guarantees and factoring" in the Company's Condensed Consolidated Balance Sheet, and totaled $18.3 million and zero as of September 30, 2015 and December 31, 2014, respectively. Factoring fees are recorded in "Interest expense, net" in the Condensed Consolidated Statement of Operations and totaled $0.1 million and zero for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, the Company recorded factoring fees of $0.1 million and zero, respectively.
9. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange rate instruments and interest rate swaps, are used to manage changes in market conditions related to foreign currency exchange rate and interest rate volatility. All derivatives are recognized on the Condensed Consolidated Balance Sheets at fair value at the end of each period. The counterparties to the Company’s derivative agreements are major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar, the currency in which the unaudited interim Condensed Consolidated Financial Statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. dollar.
As of September 30, 2015, the aggregate U.S. dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $910 million, all with settlement dates within one year. The majority of forward contracts are in British pounds (£533 million) and US dollars ($99.8 million), with lesser amounts in Chinese yuans, Euros, New Zealand dollars and Australian dollars. The market value of forward contracts are determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies. The net fair value of the foreign currency forward

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

contracts is recorded as an unrealized gain (loss) under "Other (expense) income, net" in the accompanying Condensed Consolidated Statement of Operations.
In connection with the proposed Alent Acquisition, during July 2015, the Company entered into no-cost, deal contingent forward purchases of £1.06 billion ($1.64 billion, based on the GBP/USD exchange rate of 1.5487 on July 13, 2015). The price for 50% of the forward purchases is set; however, it is dependent upon the timing of the closing of the proposed Alent Acquisition. The price for the remaining 50% allows for the Company to benefit from a weakening of the GBP relative to the USD while being protected against price movements above a maximum average of GBP/USD exchange rate of 1.6244.
Interest Rates
In August 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €285 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in interest expense.
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments	Liabilities Balance Sheet Location
Interest Rate Swaps	Other current liabilities	$18.1	$—
Derivatives not designated as hedging instruments:	Assets Balance Sheet Location
Foreign exchange contracts	Prepaid expenses & other current assets	0.5	—
	Other Assets	0.7	—
	Liabilities Balance Sheet Location
Foreign exchange contracts	Other current liabilities	48.6	0.1
Total derivative contracts - Asset (Liability)		$(65.5)	$(0.1)
For the three and nine months ended September 30, 2015, there were $18.1 million unrealized losses recorded in Other Comprehensive Income related to foreign currency hedges. For the three months ended September 30, 2014, there were no unrealized gains (losses) recorded in "Other Comprehensive Income" related to foreign currency hedges. For the nine months ended September 30, 2014, unrealized losses totaled $0.2 million.
For the three and nine months ended September 30, 2015, the Company recorded $47.3 million and $49.9 million, respectively, of net unrealized losses in "Loss on derivative contracts" related to hedged foreign exchange contracts. For the three and nine months ended September 30, 2014 , the Company recorded $2.6 million and $2.2 million respectively, of net unrealized losses in "Loss on derivative contracts" related to hedged foreign exchange contracts.
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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	September 30, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$36.2	$36.2	$—	$—
Available for sale equity securities	6.9	6.2	0.7	—
Derivatives	1.2	—	1.2	—
Total	$44.3	$42.4	$1.9	$—
Liability Category
Long term contingent consideration	$70.2	$—	$—	$70.2
Derivatives	66.7	—	18.6	48.1
Total	$136.9	$—	$18.6	$118.3

		Fair Value Measurement Using
(amounts in millions)	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Money market accounts	$15.4	$15.4	$—	$—
Available for sale equity securities	2.3	1.5	0.8	—
Total	$17.7	$16.9	$0.8	$—
Liability Category
Long term contingent consideration	$63.9	$—	$—	$63.9
Derivatives	0.1	—	0.1	—
Total	$64.0	$—	$0.1	$63.9
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
Derivatives - The fair values of our derivative assets and liabilities include foreign currency and interest rate derivatives. The values were determined using pricing models based upon observable market inputs, and for the deal contingent forward purchase derivative, the value was determined using pricing models based on third party pricing valuations of broker/ dealer quotations not based upon observable market inputs.
Long term contingent consideration - The long term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metric over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 1.5% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. For the three and nine month ended September 30, 2015, the fair value of the long term contingent consideration increased by $2.7 million and $6.3 million, respectively. For the three and nine month ended September 30, 2014, the fair value of the long term contingent consideration increased by $2.3 million and $26.1 million, respectively. Changes in the fair value of the long term contingent consideration is recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statement of Operations. An increase or decrease in the discount rate of 1% changes the fair value measure of the share price metric by $2.0 million.
As of September 30, 2015 and 2014, there were no significant transfers between the fair value hierarchy levels.
Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long term debt and capital lease obligations:

(amounts in millions)	September 30, 2015		December 31, 2014
Long term debt - including current portion	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Notes, due 2022, interest at 6.50%	$1,080.3	$935.0	$—	$—
EUR Notes, due 2023, interest at 6.00%	384.9	334.5	—	—
First Lien Credit Facility	737.4	712.0	743.0	721.4
USD Incremental Loan	291.3	286.6	292.7	286.0
New Tranche B Term Loan	121.9	124.2	121.7	125.2
New Tranche B-2 Term Loan	481.7	478.9	—	—
Euro Tranche Term Loan	225.9	218.9	246.2	245.8
New Euro Tranche Term Loan	89.8	88.9	—	—
Capital lease obligations	4.3	4.2	2.0	2.6
Total	$3,417.5	$3,183.2	$1,405.6	$1,381.0

The following methods and assumptions were used to estimate the fair value of the Company’s long term debt:
Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt. Such instruments are valued using Level 2 inputs.

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
Preferred Stock
Pursuant to the Company's Certificate of Incorporation, as amended, 5,000,000 shares of preferred stock are authorized. The Board has designated 2,000,000 shares as "Series A Preferred Stock." As of September 30, 2015 and December 31, 2014, a total of 2,000,000 shares were issued and outstanding. The Board has also designated 600,000 shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of the Company's Condensed Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014, a total of 600,000 and zero shares, respectively, were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
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
Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020. Shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (which may be extended by the Board for three additional years).
Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares, $646 million, was recognized as "Redeemable preferred stock – Series B" in the Condensed Consolidated Balance Sheet. At any time, the Seller may convert these shares into common stock of Platform at a conversion price of $27.14. Additionally, any shares that have not been converted will be redeemed for the $1,000 per share liquidation preference in the event of (i) certain mergers or consolidations, (ii) the sale of substantially all the Company’s assets or subsidiaries or (iii) the liquidation of the Company. Further, any shares that are not converted or redeemed will mandatorily convert to shares of common stock of Platform on October 20, 2016 at the $27.14 conversion price. Upon such mandatory conversion, the Company will pay the Seller in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such mandatory conversion and (ii) $27.14 per share. Such make whole payment may be reduced by the outcome of the arbitration matter described in Note 15 of the unaudited interim Condensed Consolidated Financial Statements. If such make whole payment is less than the amount resolved in connection with this arbitration matter, the deficit will be due from the Seller. Based on Platform's common stock price of $12.65 as of September 30, 2015, the make whole payment would total approximately $320 million, assuming no reduction for the arbitration matter noted above.
On October 27, 2015, certain terms of the Series B Convertible Preferred Stock were amended. See Note 21, Subsequent Events.
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
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock. Since October 31, 2014, all shares of PDH common stock are convertible, at the option of the holder, into a like number of shares of the Company's common stock, the sale of which is subject to a contractual lock-up of 25% per year over a four-year period, which started on October 31, 2013.
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 and will continue to be until such time as it is fully converted in shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 567,920 shares have been issued as of September 30, 2015.
For the three months ended September 30, 2015 and 2014, approximately $(1.1) million and $2.1 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.35% and 6.76% at September 30, 2015 and 2014, respectively.
For the nine months ended September 30, 2015 and 2014, approximately $0.1 million and $5.2 million, respectively, of net income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
As a result of the Arysta Acquisition, approximately $31.0 million of non-controlling interest was recorded in purchase accounting as a result of the consolidation of less-than-wholly-owned subsidiaries.
12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
A summary of the changes in each component of accumulated other comprehensive (loss) income, net of tax for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)
Other comprehensive (loss) income before reclassifications, net	(350.2)	—	1.0	(11.8)	7.2	(353.8)
Balance at September 30, 2015	$(736.2)	$(15.4)	$1.3	$(11.8)	$20.7	$(741.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive (loss) income before reclassifications, net	(614.0)	—	1.2	(11.8)	14.3	(610.3)
Tax benefit reclassified	—	(0.5)	—	—	—	(0.5)
Balance at September 30, 2015	$(736.2)	$(15.4)	$1.3	$(11.8)	$20.7	$(741.4)

	Three Months Ended September 30, 2014
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Income (Loss)
Balance at June 30, 2014	$22.4	$2.0	$—	$—	$(1.3)	$23.1
Other comprehensive (loss) income before reclassifications, net	(60.3)	—	(0.1)	—	3.8	(56.6)
Balance at September 30, 2014	$(37.9)	$2.0	$(0.1)	$—	$2.5	$(33.5)

	Nine Months Ended September 30, 2014
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2013	$(0.6)	$1.8	$—	$0.1	$—	$1.3
Other comprehensive (loss) income before reclassifications, net	(37.3)	0.2	—	—	2.5	(34.6)
Reclassifications, pretax	—	—	(0.1)	(0.2)	—	(0.3)
Tax expense reclassified	—	—	—	0.1	—	0.1
Balance at September 30, 2014	$(37.9)	$2.0	$(0.1)	$—	$2.5	$(33.5)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.  EARNINGS PER SHARE
A computation of the weighted average shares outstanding for the three and nine months ended September 30, 2015 and 2014 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2015	2014	2015	2014
Net loss attributable to common stockholders	$(122.3)	$11.9	$(161.1)	$4.1
Basic weighted average common stock outstanding	210.9	137.3	198.6	124.5
Number of shares contingently issuable for founder preferred share dividend rights	—	11.7	—	11.7
Number of shares issuable upon conversion of founder preferred shares	—	2.0	—	2.0
Number of shares contingently issuable for the contingent consideration	—	1.6	—	0.4
Number of warrants	—	—	—	1.5
Number of shares issuable upon conversion of the 401k exchange rights	—	—	—	0.3
Number of stock options	—	0.1	—	0.1
Convertible and performance-based stock	—	15.4	—	16.0
Dilutive weighted average common stock outstanding	210.9	152.7	198.6	140.5
Earnings per share attributable to common stockholders:
Basic	$(0.58)	$0.09	$(0.81)	$0.03
Diluted	$(0.58)	$0.08	$(0.81)	$0.03
For the three and nine month ended September 30, 2015, no share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.
For the three and nine months ended September 30, 2015 and 2014, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2015	2014	2015	2014
Number of shares contingently issuable to Founder Entities as stock dividend to Series A Preferred Stock	—	—	1,652	—
Number of shares issuable upon conversion of PDH Common Stock	8,207	8,775	8,207	8,775
Number of shares issuable upon conversion of Series A Preferred Stock	2,000	—	2,000	—
Number of shares issuable upon conversion of Series B Convertible Preferred Stock	22,108	—	18,544	—
Number of shares contingently issuable for the contingent consideration	2,496	—	1,719	1,161
Number of stock options	55	—	70	—
Number of restricted stock shares and units	60	19	94	8
Number of shares issuable under the employee stock purchase plan	2	—	1	—
	34,928	8,794	32,287	9,944

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
Total rental expense for operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Rent Expense	$6.0	$2.5	$16.4	$7.5
Minimum non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Payment
Year ending December 31,
2015, remaining	$4.5
2016	15.0
2017	10.3
2018	6.7
2019	5.4
2020	5.5
Thereafter	18.7
$66.1
The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized asset retirement obligations, or AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs. As of September 30, 2015 and December 31, 2014, the Company's ARO reserves, included in other current and long term liabilities in the Condensed Consolidated Balance Sheets, totaled $17.8 million and $18.5 million, respectively, for sites in Europe, Latin America and North America.
Changes in the Company’s AROs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
AROs, beginning of period	$17.7	$5.4	$18.5	$4.8
Acquisitions	—	0.1	0.4	0.4
Accretion expense	0.2	0.2	0.7	0.5
Remeasurements	0.5	—	(0.2)	—
Payments	(0.4)	—	(0.4)	—
Foreign currency adjustments	(0.2)	(0.2)	(1.2)	(0.2)
AROs, end of period	$17.8	$5.5	$17.8	$5.5
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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties. The Company has received notices of violation with respect to instances of non-compliance with environmental laws. A number of facilities and former facilities of the Company have been environmentally impacted from historic operations and some facilities are in the process of being investigated and remediated. As of September 30, 2015 and December 31, 2014, approximately $1.7 million and $4.5 million, respectively, was reserved for various environmental matters. Ultimate costs may vary from current estimates. The discovery of additional contaminants at these facilities or other sites or the imposition of additional cleanup obligations or third-party claims relating thereto could result in additional costs. Management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of September 30, 2015 and December 31, 2014 would not be material to the Company’s consolidated financial position, results of operations or cash flows.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. We believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2015 and December 31, 2014, the Company has reserved approximately $6.6 million and $4.4 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Product liability and/or personal injury claims for, or relating to, products we sell under our Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 181 million ($10.7 million, based on the MXN/ USD exchange rate of 0.0591 on September 30, 2015). The Company believes that it has adequate defenses and intends to vigorously defend against this claim, and therefore has not established a reserve related to this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, a subsidiary of the Company, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which the Company considers to be non-material. The Company believes this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. The plaintiff subsequently filed for an application for clarification of the partial award, to which we responded by filing our own calculation of the award. The tribunal issued its clarification of the partial award, and we are awaiting submission by the plaintiff of its calculation of the award, after which further decisions from the tribunal are expected.
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
In June 2009, a lawsuit was filed by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed against Arysta Brazil and five other defendants by the city of Ulianopolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended until October 15, 2015 in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($12.6 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($17.9 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015). In addition, 13 former employees of the incineration facility have brought actions naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 173.3 million ($43.8 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015) for health problems allegedly contracted as a result of their employment at the incineration site.

In April 2014, Arysta LifeScience North America, LLC, or ALSNA, was served by Natividad and Francisco Sanchez, as plaintiffs, with a complaint naming over 30 defendants, including several chemical companies and crop protection companies. The complaint alleges that one of the plaintiffs was exposed to various products during the course of employment with various employers between 1989 and 2012, and that those products caused the plaintiff to develop medical conditions, including acute myelogenous leukemia. The plaintiffs are seeking monetary damages in the amount of $13.2 million. ALSNA filed its answer in May 2014 and later negotiated a settlement with the plaintiffs for a total settlement amount, which we consider to be non-material, and for which a settlement agreement is expected to be executed shortly.

From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

possibility of reduced interest and penalties. In the past, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so, and we are currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 41.8 million ($10.6 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
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
16. INCOME TAXES
For the three months ended September 30, 2015 and 2014, income tax (expense) benefit totaled $(17.6) million and $1.6 million, respectively. The Company's effective tax rate in the third quarter of 2015 was (16.89)% on pre-tax losses of $104 million, compared to an effective tax rate of (12.94)% on pre-tax income of $12.3 million in the third quarter of 2014. The difference between the statutory and effective tax rates for the three months ended September 30, 2015 principally relates to a tax expense of $27.6 million for U.S. tax on foreign operations, a $6.4 million foreign tax rate differential and losses that did not produce tax benefits, and $16.1 million related to non-deductible transactional costs.
For the nine months ended September 30, 2015 and 2014, income tax (expense) benefit totaled $(42.0) million and $3.6 million, respectively. The Company's effective tax rate for the nine months ended September 30, 2015 was (36.53)% on pre-tax losses of $115 million, compared to an effective tax rate of (59.88)% on pre-tax income of $5.9 million for the nine months ended September 30, 2014. The difference between the statutory and effective tax rates for the nine months ended September 30, 2015 principally relates to a tax expense for the establishment of a $21.5 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition, $28.0 million for U.S. tax on foreign operations, an $11.0 million foreign rate differential and losses that did not produce tax benefits, and $17.1 million related to non-deductible transactional costs.
The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. As a result of the impact of the Arysta Acquisition, the Company believes it is more likely than not that the full value of the foreign tax credit carryovers will not be realizable. Consequently, a valuation allowance of $19.0 million was recorded discretely in the first quarter of 2015. The valuation allowance was increased by $4.8 million in the second quarter and decreased by $2.3 million in the third quarter of 2015 due to changes in forecasts.
The amount of unrecognized tax benefits was $68.6 million and $27.7 million at September 30, 2015 and December 31, 2014, respectively, of which $38.1 million would reduce our effective tax rate if recognized. The increase was primarily due to the historical Arysta unrecognized tax benefits assumed.
Accrued interest and penalties related to unrecognized tax benefits were $9.6 million and $4.7 million at September 30, 2015 and December 31, 2014, respectively. The Company recognized interest and penalties of $0.4 million and $0.6 million related to unrecognized tax benefits in the income tax provision for the nine months ended September 30, 2015 and 2014, respectively. The remainder of the increase was due to the historical Arysta interest and penalties assumed.
The unrecognized tax benefits could be reduced by $3.7 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company is subject to U.S. Federal income tax as well as income tax in multiple state and foreign jurisdictions. The open tax years for major jurisdictions were as follows:

Major Jurisdictions	Open Years
Belgium	2008	through current
Brazil	2009	through current
China	2011	through current
France	2010	through current
Japan	2009	through current
Mexico	2009	through current
South Africa	2009	through current
United Kingdom	2008	through current
United States	2012	through current
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
Saphyto S.A.
The Company holds a 45.0% interest in its product distributor, Saphyto S.A. The Company has determined that it is the primary beneficiary of the activities of Saphyto S.A., as approximately 94.0% of the distributor's sales are based on the Company's products and it has the power to direct activities impacting Saphyto S.A.'s economic performance. The Company is responsible for granting licenses to Saphyto S.A. to sell products and providing technical assistance and feedback on internal operations and controls. The Company and Saphyto's management jointly define the commercial, financial and technical strategy of Saphyto S.A., including pricing. As a result, the activities of Saphyto S.A. are consolidated in the Company's unaudited interim Condensed Consolidated Financial Statements.
The following table summarizes the carrying amounts of Saphyto S.A.’s assets and liabilities included in the Company’s Condensed Consolidated Balance Sheet at September 30, 2015:

(amounts in millions)	September 30, 2015
Assets and Liabilities of Saphyto S.A.
Cash and cash equivalents	$0.9
Other current assets	11.7
Property, plant and equipment	1.3
Other non-current assets	0.3
Total assets	$14.2
Current liabilities	9.8
Total liabilities	$9.8
The capital structure of Saphyto S.A. includes total owner's equity of $4.4 million.

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
The Company has determined that although it receives a disproportionate amount of economic benefit as compared to its ownership interest, it is not the primary beneficiary of the activities of SPIA, as the majority shareholder of SPIA holds a 50.9% interest and exercises control through voting rights. As a result, the Company has applied the equity method of accounting to its interest in SPIA and is reflected in "Other assets" in the Company's Condensed Consolidated Balance Sheet. The equity investment balance totaled $1.4 million as of September 30, 2015, representing the Company's maximum exposure to loss. SPIA's total assets were approximately $4.6 million as of September 30, 2015. The capital structure of SPIA includes total owner's equity of approximately $4.6 million.
18. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.35% at September 30, 2015 and 6.67% at December 31, 2014.
Pursuant to the RHSA, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (being October 31, 2020) and (ii) such date on which all shares of PDH Common Stock held by the Retaining Holders have been converted to shares of our common stock, the Company has agreed to, among certain other covenants, obtain written consent prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for securities.
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the term. For each of the three month periods ended September 30, 2015 and 2014, the Company incurred advisory fees under the agreement totaling $0.5 million, and for each of the nine month periods ended September 30, 2015 and 2014, the Company incurred advisory fees totaling $1.5 million.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restructuring expenses were recorded in the segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Performance Applications	$2.9	$0.6	$5.8	$1.0
Agricultural Solutions	1.6	—	12.4	—
Total restructuring	$4.5	$0.6	$18.2	$1.0
The restructuring plans initiated in the Performance Applications segment relate to cost saving opportunities associated with a realignment of this segment's footprint in the United States which included the sale of one of its legacy manufacturing sites during the third quarter of 2015. The restructuring plans initiated in the Agricultural Solutions segment primarily relate to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. There are no material additional costs expected to be incurred related to these discrete restructuring plans. At September 30, 2015 and December 31, 2014, restructuring liability totaled $0.3 million and $1.6 million, respectively, and are included in "Other current liabilities" in the Condensed Consolidated Balance Sheets.
Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Cost of sales	$2.4	$—	$3.6	$—
Selling, technical, general and administrative	2.1	0.6	14.6	1.0
Total restructuring	$4.5	$0.6	$18.2	$1.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Net Sales (from external customers):
Performance Applications	$179.7	$196.8	$541.6	$569.6
Agricultural Solutions	417.6	—	1,265.7	—
Consolidated net sales	597.3	196.8	1,807.3	569.6
Adjusted EBITDA:
Performance Applications	54.5	52.4	156.9	146.5
Agricultural Solutions	60.6	—	256.3	—
Adjusted EBITDA	$115.1	$52.4	$413.2	$146.5

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles Adjusted EBITDA to Net (loss) income attributable to stockholders:

	Three months ended September 30,		Nine months ended September 30,
(amounts in millions)	2015	2014	2015	2014
Adjusted EBITDA	$115.1	$52.4	$413.2	$146.5
Adjustments to reconcile to net (loss) income attributable to shareholders:

Interest expense	(54.3)	(8.1)	(147.2)	(23.8)
Depreciation and amortization expense	(62.0)	(18.9)	(176.3)	(57.2)
Restructuring and related expenses	(4.5)	(0.6)	(18.2)	(1.0)
Manufacturer's profit in inventory adjustment	(1.3)	—	(58.0)	(12.0)
Acquisition transaction costs	(15.0)	(7.7)	(70.4)	(18.4)
Non-cash fair value adjustment to contingent consideration	(2.7)	(2.3)	(6.3)	(26.1)
Legal settlement	—	—	16.0	—
Acquisition put option settlement	—	—	3.0	—
Foreign exchange loss on foreign denominated external and internal debt	(33.0)	(2.6)	(26.8)	(2.6)
Fair value loss on foreign exchange forward contract	(48.1)	—	(48.1)	—
Other income	1.6	0.1	4.0	0.5
Net (loss) income before income taxes and non-controlling interest	$(104.2)	$12.3	$(115.1)	$5.9
Income tax (expense) benefit	(17.6)	1.6	(42.0)	3.6
Net income attributable to the non-controlling interests	(0.5)	(2.0)	(4.0)	(5.4)
Net (loss) income attributable to stockholders	$(122.3)	$11.9	$(161.1)	$4.1
21. SUBSEQUENT EVENTS
First Closing of OMG Acquisition
On October 28, 2015, the Company completed the acquisition of the OMG Businesses, other than their Malaysian subsidiary, pursuant to the terms and conditions set forth in the merger agreement with OMG and Apollo. This transaction is the first closing of the Company's two-stage acquisition of the OMG Businesses for a total purchase price of approximately $367 million, subject to purchase price adjustments. The Company expects to complete its acquisition of the Malaysian subsidiary during the first quarter of 2016, subject to customary closing conditions, including the absence of a material adverse effect with respect to the Malaysian subsidiary.
Amendment to Series B Convertible Preferred Stock
On October 27, 2015, we entered into an amendment to the Arysta share purchase agreement, dated as of October 20, 2014, as amended, with Nalozo S.à.r.l. and Nalozo L.P. (as holders of at least a majority of shares of Series B Convertible Preferred Stock) to extend the maturity date of the Series B Convertible Preferred Stock from October 20, 2016 to April 20, 2017. To the extent that Nalozo S.à.r.l. and Nalozo L.P. have not converted their shares of Series B Convertible Preferred Stock into shares of our common stock by the extended maturity date, such shares of Series B Convertible Preferred Stock will be redeemed by Platform. The redemption price must be paid in shares of Platform’s common stock (valued at $27.14 per share) in the event of redemption at the extended maturity date. However, Platform may not issue more than 22,107,590 shares of its common stock in connection with a redemption at the extended maturity date. To the extent that the aggregate value of such 22,107,590 shares of Platform

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

common stock is less than $600 million (based on a 10-day volume weighted average price), then any shortfall would be payable in cash by Platform, subject to certain adjustments.
In addition, we have agreed to (i) release certain resale restrictions on the Series B Convertible Preferred Stock, subject to a right of first offer in favor of Platform and (ii) pay Nalozo S.à.r.l. and Nalozo L.P. an aggregate cash dividend of $4.0 million per month from the original maturity date (October 20, 2016) to the extended maturity date (April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are redeemed by Platform).
Proposed Alent Acquisition Financing
Syndication Process
On October 28, 2015, we commenced the syndication process for (i) incremental term loans comprised of (A) U.S. dollar denominated term loans in an aggregate principal amount of approximately $1.05 billion and (B) Euro denominated term loans in an aggregate principal amount of approximately €300 million ($330 million, based on the EURO/USD exchange rate of 1.09 on October 28, 2015), in each case, to be incurred as a new tranche of term loans under the Amended and Restated Credit Agreement, and (ii) additional revolving credit borrowings under the Amended and Restated Credit Agreement.
There can be no assurance that we will be successful in our marketing efforts, or that we will be able to enter into the related incremental term loans or amendments to the Amended and Restated Credit Agreement either in the time frame currently anticipated, or on terms and with rates that are favorable to us, or at all.
November Notes Offering
In connection with the Alent Acquisition, on November 10, 2015, Platform completed the November Notes Offering of $500 million aggregate principal amount of senior notes due 2021. These notes are governed by an indenture dated November 10, 2015 and bear interest at a rate of 10.375% per year. The notes will mature on May 1, 2021, unless earlier redeemed. Interest is payable in cash, semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2016. Platform will make each interest payment to the holders of record to be determined on the immediately preceding May 1 and November 1.
Concurrently with the closing of the offering, the gross proceeds from the offering (plus an additional amount from Platform necessary to provide for the special mandatory redemption price of the notes) have been deposited into an escrow account until the date on which certain escrow conditions are satisfied, including the consummation of the Alent Acquisition.
The notes and the guarantees, respectively, are Platform’s and the guarantors' senior unsecured obligations and are (i) effectively subordinated to any of Platform’s and the guarantors' existing and future secured indebtedness, including existing and future secured indebtedness under the Amended and Restated Credit Agreement, to the extent of the value of the collateral securing such indebtedness; (ii) pari passu in right of payment with all of Platform's and the guarantors existing and future senior unsecured indebtedness; (iii) senior in right of payment to all of Platform's and the guarantors' existing and future subordinated indebtedness; and (iv) structurally subordinated to all of the existing and future liabilities, including trade payables, of each of Platform’s non-guarantor subsidiaries.
Chief Executive Officer's Impending Retirement
On October 23, 2015, our Vice Chairman of the Board, Chief Executive Officer and President, announced his intention to retire effective on the earlier to occur of (i) the date on which Platform hires a successor to his current position as Chief Executive Officer of Platform, (ii) a date that Platform elects at its sole discretion and (iii) March 31, 2016.
Upon his departure, our Chief Executive Officer will be provided with all of the rights and benefits he would be entitled to receive under his existing severance agreements (all of which have previously been filed with the SEC), including (i) the Severance Letter Agreement, dated May 23, 2011, and (ii) the Letter Agreement, dated October 29, 2013, in each case, as if the separation of his employment had been due to the termination by Platform without Cause (as defined in the Severance Letter).

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Hedges
On November 5, 2015, Platform executed a series of foreign currency call and put options related to exchanging U.S. dollars (USD) for Great British Pounds (Sterling) (GBP) to further hedge the cash purchase price of Alent.  The combination of the options synthetically creates a forward with a collar price of 1.56 and 1.52 USD per £1.00 for 530 million GBP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Many factors may cause the actual results, performance or achievements of Platform to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements including, among other things, Platform's ability to close the proposed Alent Acquisition; Platform’s adjusted earnings per share, expected or estimated revenue; the outlook for Platform's markets and the demand for its products, estimated sales, segment earnings, net interest expense, income tax provision, restructuring and other charges, cash flows from operations, consistent profitable growth, free cash flow, future revenues and gross operating and adjusted EBITDA margin improvement requirement and expansion, organic net sales growth, bank debt covenants; the success of new product introductions, growth in costs and expenses; Platform’s ability to identify, hire and retain executives and other employees with sufficient expertise; Platform’s assessment of its internal control over financial reporting and the timing and effectiveness of Platform’s efforts to remediate the reported material weaknesses in its internal control over financial reporting; the impact of commodities and currencies and Platform's ability to manage its risk in these areas; general business and economic conditions globally, industry trends, competition, changes in government and other regulations, including in relation to the environment, health and safety, taxation, labor relations and work stoppages, changes in political and economic stability, disruptions in business operations due to reorganization activities and interest rate and currency fluctuations; and the impact of acquisitions, divestitures, restructuring and other unusual items, including Platform's ability to successfully complete as well as integrate and obtain the anticipated results and synergies from its consummated, pending and future acquisitions. Platform generally identifies forward-looking statements by words such as “plans”, “expects”, “is expected”, “is subject to”, “budget”, “scheduled”, “estimates”, “forecasts”, “intends”, “anticipates”, “believes”, “targets”, “aims”, “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may”, “could”, “should”, “would”, “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's Annual Report and Part II, Item 1A of Platform's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015, in each case under the heading "Risk Factors," and elsewhere in this Quarterly Report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.  The Company expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period. You are advised, however, to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
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
As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. To date, Platform has completed five acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014 , the Arysta Acquisition on February 13, 2015 and first closing of the OMG Acquisition on October 28, 2015, with the second closing expected to occur during the first quarter of 2016, subject to certain customary closing conditions. In addition, on July 13, 2015, we announced the proposed Alent Acquisition, which is expected to close in early December 2015, subject to the satisfaction of the applicable closing conditions. There can be no assurances that the proposed Alent Acquisition will be completed on the expected time frame, or at all. See "Proposed Alent Acquisition" below. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially and fiscally prudent.
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
Recent Developments
First Closing of OMG Acquisition
On October 28, 2015, we completed the acquisition of the OMG Businesses, other than their Malaysian subsidiary, pursuant to the terms and conditions set forth in the merger agreement with OMG and Apollo. This transaction is the first closing of our two-stage acquisition of the OMG Businesses for a total purchase price of approximately $367 million, subject to purchase price adjustments. We expect to complete the acquisition of the Malaysian subsidiary during the first quarter of 2016, subject to customary closing conditions, including the absence of a material adverse effect with respect to the Malaysian subsidiary.
On June 29, 2015, we consummated the June 2015 Equity Offering of 18,226,414 shares of our common stock at a public offering price of $26.50 per share. This offering resulted in gross proceeds to us of approximately $483 million, before deducting underwriting discounts and commissions and offering expenses payable by us. We used the net proceeds from this offering to fund working capital, including the consideration and related fees payable in connection with the OMG Acquisition.
Proposed Alent Acquisition
On July 13, 2015, Platform and Alent announced the terms of a recommended offer to acquire all of the shares and to be issued shares of Alent.

Pursuant to the terms of the Alent Acquisition, each shareholder of Alent is entitled to receive 503 pence in cash for each ordinary share of Alent. The Scheme also includes a partial share alternative under which eligible shareholders of Alent can elect to receive shares of our common stock in lieu of part or all of the cash consideration that they would otherwise be entitled to receive in exchange for their Alent shares on the basis of 0.31523 new Platform shares for every Alent share. Such alternative is to be limited to the issue of new Platform shares in respect of approximately 21.9% of Alent’s issued share capital at close of business on July 10, 2015. The Alent Acquisition values Alent’s entire share capital at approximately £1.35 billion ($2.10 billion, based on the GBP/USD exchange rate of 1.5517 on July 10, 2015).

On August 28, 2015, we received notice of the early termination of the antitrust waiting period under the HSR Act, and on September 9, 2015, the shareholders of Alent approved our offer. In addition, we have received all necessary foreign antitrust clearances. The Scheme remains subject to the sanction of the High Court of England and Wales and certain other conditions, as set out in the Scheme sent to Alent shareholders on August 17, 2015. We currently expect that, subject to the satisfaction or waiver of all relevant conditions, the Alent Acquisition will be completed in early December 2015.

We intend to finance the Alent Acquisition with a number of alternative financings in lieu of the interim facility with Credit Suisse AG and certain of its affiliates, including, but not limited to, the proceeds of the November Notes Offering and incremental term loans under our Amended and Restated Credit Agreement. See Note 21, Subsequent Events, "Proposed Alent Acquisition Financing."

There can be no assurance that the proposed second stage of the OMG Acquisition and Alent Acquisition will be completed on the expected time frames, or at all. Please refer to "Risk Factors" included in our Annual Report, as revised and updated in our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015, for risks related to these acquisitions.
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

Our business segments include significant foreign operations. There are certain risks associated with our foreign operations. See Part II, Item 1A Risk Factors – “Our substantial international operations subject us to risks not faced by domestic competitors” included in our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015.
We sell our products worldwide. Because our segments may utilize shared facilities and administrative resources and offer products that are distinct from one another, we make decisions about how to manage our operations by reference to each segment and not with respect to the underlying products or geographic regions that comprise each segment.

The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2015 and 2014. For comparison purposes, the effects of foreign currency translation has been quantified in the tables below, as well as the effects of the Arysta, CAS and Agriphar Acquisitions for the three and nine months ended September 30, 2015, as these Acquisitions occurred subsequent to September 30, 2014.
Three and nine months ended September 30, 2015 versus the three and nine months ended September 30, 2014.
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Net sales	$597.3	$196.8	$1,807.3	$569.6
Net sales in the third quarter of 2015 totaled $597 million, representing an increase of $401 million, or 203.5%, as compared to the third quarter of 2014.
Net sales for the nine months ended September 30, 2015 totaled $1.81 billion, representing an increase of $1.24 billion, or 217.3%, as compared to the nine months ended September 30, 2014.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(0.5)	(0.3)%	$17.3	3.0%
- Acquisitions	417.6	212.2%	1,265.6	222.2%
- Foreign Currency Translation	(16.6)	(8.4)%	(45.2)	(7.9)%
Total Change	$400.5	203.5%	$1,237.7	217.3%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, net sales decreased by $0.5 million, or 0.3%, which solely represents a change in the Performance Applications segment. The decrease in net sales was primarily driven by lower sales of core automotive industrial products mainly in Europe and North America in addition to softness in electronics products sales in Asia. These reductions were almost fully offset by higher demand of offshore production control fluids used for drilling and higher umbilical fills of approximately 25% primarily, in Europe and North America. Net sales for the Graphic Solutions newspapers and packaging businesses within the Performance Applications segment remained relatively consistent in both the third quarter of 2015 and 2014. The impact of changes in the average selling prices of the Company’s products did not have a material impact on net sales for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, net sales increased by $17.3 million, or 3.0%, which also solely represents a change in the Performance Applications segment. The increase in net sales was almost exclusively driven by higher demand for offshore production control fluids used for drilling and higher umbilical fills of approximately 30% in all regions. Net sales for the rest of the businesses within the Performance Applications segment remained relatively consistent in both the nine months of 2015 and 2014. The impact of changes in the average selling prices of the Company’s products did not have a material impact on net sales for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cost of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Cost of sales	$354.6	$93.6	$1,088.8	$285.5
Cost of sales in the third quarter of 2015 totaled $355 million, or 59.4% of net sales, as compared to $93.6 million, or 47.6% of net sales, in the third quarter of 2014, representing an increase of $261 million, or 278.8%.
Cost of sales for the nine months ended September 30, 2015 totaled $1.09 billion, or 60.2% of net sales, as compared to $286 million, or 50.1% of net sales, in the nine months ended September 30, 2014 , representing an increase of $803 million, or 281.4%.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$0.9	1.0%	$(2.6)	(0.9)%
- Acquisitions	268.1	286.4%	828.8	290.3%
- Foreign Currency Translation	(8.0)	(8.5)%	(22.9)	(8.0)%
Total Change	$261.0	278.8%	$803.3	281.4%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, cost of sales increased by $0.9 million, or 1.0%. The increase in the cost of sales related primarily to restructuring charges of $2.4 million, as discussed below, partially offset by lower adjusted sales volume for the three months ended September 30, 2015.
For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $2.6 million, or 0.9%. The decrease in cost of sales was largely due to a non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015. The remaining increase of $9.4 million related primarily to higher adjusted sales volume for the nine months ended September 30, 2015.
For the three months ended September 30, 2015, we recorded $2.4 million of restructuring charges for costs incurred to prepare a manufacturing facility for sale in the Performance Applications segment.
Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Gross profit	$242.7	$103.2	$718.5	$284.1
Gross profit in the third quarter of 2015 totaled $243 million, or 40.6% of net sales, as compared to $103 million, or 52.4% of net sales, in the third quarter of 2014, representing an increase of $140 million, or 135.2%.
Gross profit for the nine months ended September 30, 2015 totaled $719 million, or 39.8% of net sales, as compared to $284 million, or 49.9% of net sales, in the nine months ended September 30, 2014, representing an increase of $434 million, or 152.9%.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(1.4)	(1.4)%	$19.9	7.0%
- Acquisitions	149.5	144.9%	436.8	153.7%
- Foreign Currency Translation	(8.6)	(8.3)%	(22.3)	(7.8)%
Total Change	$139.5	135.2%	$434.4	152.9%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, gross profit decreased by $1.4 million, or 1.4%. The decrease in gross profit related primarily to the $2.4 million restructuring charge incurred in the third quarter of 2015.
For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, gross profit increased by $19.9 million, or 7.0%. The increase in gross profit is due in part to a non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015. The remaining increase of $7.9 million related primarily to increased sales volumes as compared to the same period in 2014.
Selling, Technical, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Selling, technical, general and administrative	$194.8	$73.5	$593.2	$232.7
Selling, technical, general and administrative expense in the third quarter of 2015 totaled $195 million, or 32.6% of net sales, as compared to $73.5 million, or 37.3% of net sales, in the third quarter of 2014, representing an increase of $121 million, or 165.0%.
Selling, technical, general and administrative expense for the nine months ended September 30, 2015 totaled $593 million, or 32.8% of net sales, as compared to $233 million, or 40.9% of net sales, in the nine months ended September 30, 2014, representing an increase of $361 million, or 154.9%.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$12.3	16.7%	$25.1	10.8%
- Acquisitions	113.6	154.6%	349.6	150.2%
- Foreign Currency Translation	(4.6)	(6.3)%	(14.2)	(6.1)%
Total Change	$121.3	165.0%	$360.5	154.9%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $12.3 million, or 16.7%. The increase was due primarily to higher transaction costs associated with acquisitions by approximately $6.2 million in addition to higher professional fees and an increase in compensation and related benefits associated with additional headcount during the third quarter of 2015.
For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $25.1 million, or 10.8%. The increase is primarily attributable to higher transaction costs incurred in the first nine months of 2015 primarily in connection with the Arysta and CAS Acquisitions compared to prior year of approximately $21.0 million in addition to higher professional fees and an increase in compensation and related benefits associated with additional headcount. Such increases were mainly due to substantial growth the Company has experienced during the fourth quarter of 2014 and the first nine months of 2015 from the Arysta, CAS and Agriphar Acquisitions. These increases were partially offset by a $19.8 million lower fair value adjustment to the long-term contingent consideration liability as compared to the same period in 2014.

Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Research and development	$16.6	$6.4	$47.8	$18.5
Research and development expense in the third quarter of 2015 totaled $16.6 million, or 2.8% of net sales, as compared to $6.4 million, or 3.3% of net sales, in the third quarter of 2014, representing an increase of $10.2 million, or 159.4%.
Research and development expense for the nine months ended September 30, 2015 totaled $47.8 million, or 2.6% of net sales, as compared to $18.5 million, or 3.2% of net sales, in the nine months ended September 30, 2014, representing an increase of $29.3 million, or 158.4%.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(0.9)	(14.1)%	$(1.4)	(7.6)%
- Acquisitions	11.2	175.0%	31.0	167.6%
- Foreign Currency Translation	(0.1)	(1.6)%	(0.3)	(1.6)%
Total Change	$10.2	159.4%	$29.3	158.4%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $0.9 million, or 14.1%. For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $1.4 million, or 7.6%. Research and development expense, adjusted for acquisitions and foreign currency, has remained relatively consistent as a percentage of net sales during the periods presented, with slight variations caused by timing and seasonality of projects within our Research and Development pipeline.
Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Operating profit	$31.3	$23.3	$77.5	$32.9
Operating profit in the third quarter of 2015 totaled $31.3 million, or 5.2% of net sales, as compared to $23.3 million, or 11.8% of net sales, in the third quarter of 2014, representing an increase of $8.0 million, or 34.3%.
Operating profit for the nine months ended September 30, 2015 totaled $77.5 million, or 4.3% of net sales, as compared to $32.9 million, or 5.8% of net sales, in the nine months ended September 30, 2014, representing an increase of $44.6 million, or 135.6%.

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(amounts in millions)	$ Change	% Change	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(12.8)	(54.9)%	$(3.8)	(11.6)%
- Acquisitions	24.7	106.0%	56.2	170.8%
- Foreign Currency Translation	(3.9)	(16.7)%	(7.8)	(23.7)%
Total Change	$8.0	34.3%	$44.6	135.6%
For the three months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, operating profit decreased by $12.8 million, or 54.9%. The decrease in operating profit is primarily attributable to the higher selling, technical, general and administrative expenses previously discussed as adjusted net sales volume was consistent in both the third quarter of 2015 and 2014.
For the nine months ended September 30, 2015, adjusted for acquisitions and foreign currency translation, operating profit decreased by $3.8 million, or 11.6%. The decrease in operating profit is primarily due to the higher selling, technical, general and administrative expenses previously discussed which were almost fully offset by the impact of higher adjusted sales volume, the non-recurring charge to cost of sales of $12.0 million incurred in 2014 related to the elimination of manufacturer’s profit in inventory associated with the MacDermid Acquisition, which did not reoccur in 2015 and the $19.8 million of lower mark-to-market adjustment in 2015 on the contingent consideration associated with the MacDermid Acquisition.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Interest expense, net	$(52.7)	$(8.0)	$(143.2)	$(23.4)
Loss on derivative contracts	(47.3)	(2.6)	(49.9)	(2.2)
Foreign exchange loss	(36.9)	(0.4)	(19.3)	(1.4)
Other income, net	$1.4	$—	$19.8	$—
Total other expense	$(135.5)	$(11.0)	$(192.6)	$(27.0)
Net interest expense in the third quarter of 2015 totaled $52.7 million, as compared to $8.0 million in the third quarter of 2014, representing an increase of $44.7 million. Net interest expense for the nine months ended September 30, 2015 totaled $143 million, as compared to $23.4 million for the nine months ended September 30, 2014, representing an increase of $120 million. The increase in both periods relates primarily to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the CAS and Agriphar Acquisitions during the fourth quarter of 2014, and the Arysta Acquisition in February 2015.
Loss on definitive contracts in the third quarter of 2015 totaled $47.3 million, as compared to $2.6 million in the third quarter of 2014, representing an increase of $44.7 million. For the nine months ended September 30, 2015, Loss on derivative contracts totaled $49.9 million, as compared to $2.2 million for the nine months ended September 30, 2014, representing an increase of $47.7 million. The increase in both periods primarily represents a fair value loss of $48.1 million on a deal contingent foreign exchange contract entered into in connection with the proposed Alent acquisition.
Foreign exchange loss in the third quarter of 2015 totaled $36.9 million, as compared to $0.4 million in the third quarter of 2014, representing an increase of $36.5 million. For the nine months ended September 30, 2015, Foreign exchange loss totaled $19.3 million, as compared to $1.4 million for the nine months ended September 30, 2014, representing an increase of $17.9 million. The increase in both periods primarily represents foreign exchange losses associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions totaling approximately $33.0 million and $28.0 million for the three and nine months ended September 30, 2015, respectively.
Other income, net in the third quarter of 2015 totaled $1.4 million, or 0.2% of net sales, as compared to zero in the third quarter of 2014. For the nine months ended September 30, 2015, Other income, net totaled $19.8 million, as compared to zero for the nine months ended September 30, 2014. The increase primarily related to a legal settlement gain of $16.0 million in connection with the Cookson Group plc litigation (see Note 15, Contingencies, Environmental and Legal Matters) as well as the expiration of an acquisition put option on our common stock of $3.0 million related to the Agriphar Acquisition.
Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2015	2014	2015	2014
Income tax (expense) benefit	$(17.6)	$1.6	$(42.0)	$3.6
Effective tax rate	(16.9)%	(12.9)%	(36.5)%	(59.9)%

The income tax expense for the three months ended September 30, 2015 totaled $17.6 million, as compared to an income tax benefit of $1.6 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015 was (16.89)% on pre-tax losses of $104 million, compared to an effective tax rate of (12.94)% on pre-tax income of $12.3 million for the three months ended September 30, 2014. The difference between the statutory and effective tax rate for the three months ended September 30, 2015 principally relates to a tax expense of $27.6 million for U.S. tax on foreign operations, a $6.4 million foreign rate differential and losses that did not produce tax benefits, and $16.1 million related to non-deductible transactional costs. The difference from the statutory to effective tax rates for the three months ended September 30, 2014 resulted principally from a tax benefit of $6.4 million for the release of reserves related to the expiration of statutes of limitations and for the imposition of foreign taxes at different rates of $3.5 million offset by a charge for non-deductible transactional costs of $1.2 million.
The income tax expense for the nine months ended September 30, 2015 totaled $42.0 million, compared to an income tax benefit of $3.6 million, for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015 was (36.53)% on pre-tax losses of $115 million, compared an effective tax rate of (59.88)% on pre-tax income of $5.9 million for the nine months ended September 30, 2014. The difference between the statutory and effective tax rates for the nine months ended September 30, 2015 principally relates to a tax expense for the establishment of a $21.5 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition, $28.0 million for U.S. tax on foreign operations, a $11.0 million foreign rate differential and losses that did not produce tax benefits, and $17.1 million related to non-deductible transactional costs. The difference from the statutory to effective tax rate for the nine months ended September 30, 2014 resulted principally from a tax benefit of $8.0 million for the imposition of foreign taxes at different rates, $6.4 million for the release of reserves related to the expiration of statutes of limitations, and $4.5 million for a change in assertion that certain foreign earnings will no longer be repatriated to the U.S. and a tax expense for the non-deductible portion of the fair value adjustment for the long term contingent liability of $6.2 million.
Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2015 were proceeds received from the June 2015 Equity Offering, the January Notes Offering, borrowings under our Amended and Restated Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents are raw material purchases, salary expenses, acquisitions, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Pending and future acquisitions, however, may require utilization of our Revolving Credit Facility as well as future debt and equity offerings. At September 30, 2015, we had $682 million in cash and cash equivalents in addition to availability under our lines of credit of $398 million.
Of our $682 million of cash and cash equivalents at September 30, 2015, $283 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of September 30, 2015, we had the ability to repatriate $6.3 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $277 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
On October 28, 2015, we completed the first closing of the OMG Acquisition for a total purchase price of approximately $367 million, subject to purchase price adjustments. See Note 2, Acquisitions of Businesses. In addition, as described in such Note 2, it is expected that, subject to the satisfaction or waiver of all relevant conditions, the Alent Acquisition will be completed in early December 2015. We intend to finance the Alent Acquisition with a number of alternative financings described in Note 21, Subsequent Events, "Proposed Alent Acquisition Financing."

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Nine Months Ended September 30,
(amounts in millions)	2015	2014
Cash and cash equivalents, beginning of the period	$397.3	$123.0
Cash provided by operating activities	131.1	79.5
Cash used in investing activities	(2,305.8)	(380.8)
Cash provided by financing activities	2,481.0	463.6
Exchange rate impact on cash and cash equivalents	(21.6)	(3.6)
Cash and cash equivalents, end of the period	$682.0	$281.7
Operating Activities
During the nine months ended September 30, 2015, operating activities provided $131.1 million. The net loss incurred during the period totaling $157.1 million was offset by non-cash add-backs for depreciation and amortization of $176 million, the elimination of manufacturer’s profit in inventory in connection with our Acquisitions of $58.0 million, and an unrealized loss of $46.9 million on foreign exchange contracts. Other non-cash add-backs included restructuring charges of $4.9 million, amortization of deferred financing costs of $7.0 million and bad debt provisions of $5.1 million, partially offset by a deferred tax benefit of $70.1 million and net foreign exchange gains on the EURO Notes of $5.7 million.
Changes in assets and liabilities, net of acquisitions, provided $57.7 million more cash during the nine months ended September 30, 2015 as compared to the same period last year. The largest drivers of the favorable change in assets and liabilities were higher accounts payable mainly in the Agricultural Solutions segment primarily corresponding to higher inventory levels discussed below, higher accrued expenses primarily from significantly increased accrued income taxes. Partially offsetting these favorable changes were unfavorable increases in accounts receivable resulting primarily from slower collections due to longer payment terms from the Arysta, CAS and Agriphar Acquisitions. Additionally, inventory increased in the first nine months of 2015 when compared to the same period in 2014 due primarily to higher finished goods in the Agricultural Solutions segment in anticipation of sales in the fourth quarter. We do not expect inventory to be significantly lower by year end as certain distributor sales primarily in North America will be lower as compared to the fourth quarter of 2014 based on management's decision to not make such sales given higher than normal discounts. Management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable. At September 30, 2015 and 2014, DSO was 121 days and 66 days, respectively. Management also uses days-in-inventory, or DII, to calculate its efficiency at realizing inventories which generally have shelf lives that exceed one year. At September 30, 2015 and 2014, DII was 114 days and 76 days, respectively. The increase in both the DSO and DII at September 30, 2015 is due to the inclusion of the Agricultural Solutions segment results, which has a different working capital cycle than the Performance Applications segment. At September 30, 2015, the DSO and DII were 68 days and 84 days, respectively, for the Performance Applications segment.
Investing Activities
Cash flows used in investing activities totaled $2.31 billion during the nine months ended September 30, 2015, as compared to $381 million of cash flows used in investing activities for the same period in 2014. The increase was primarily due to $2.86 billion of cash outflow for the Arysta Acquisition, compared to $59.0 million of net cash outflows during the same period last year primarily for a partial payment on the Agriphar acquisition. Additionally, we utilized $600 million of previously restricted cash to partially fund the Arysta Acquisition and invested $26.2 million in registration rights associated with AIs or formulations in the Agricultural Solutions segment. Capital expenditures increased from $7.3 million for the nine months ended September 30, 2014 to $32.1 million for the 2015 period primarily due to capital investment in the Agricultural Solutions segment in addition to software and hardware costs associated with ERP system upgrades.

Financing Activities
Cash flows provided by financing activities totaled $2.48 billion during the nine months ended September 30, 2015, as compared to $464 million of cash flows provided by financing activities for the same period in 2014. The increase was primarily due to proceeds from borrowings used to fund the Arysta Acquisition consisting of the private offering of $1.10 billion of USD Notes, €350 million of EUR Notes, additional borrowings of $500 million (less original issue discount of 1%) through an additional term loan denominated in U.S. dollars, and €83 million (less original discount of 2%) through an increase to our existing term loan facility denominated in Euros. In addition, we generated $469.5 million of net proceeds primarily from the June 2015 Equity Offering, the proceeds of which we used to fund working capital and the OMG Acquisition. Offsetting the funds inflow noted above were payments of associated debt financing fees of $45.5 million, reductions in liabilities associated with financial guarantees and factoring programs of $16.8 million and term debt repayments of $15.5 million.
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
As of September 30, 2015, we had $3.44 billion of indebtedness, which included: $1.47 billion of notes; $737 million outstanding under our First Lien Credit Facility; $1.21 billion outstanding under term debt arrangements; $20.0 million of borrowings under our revolving credit facilities; and $26.6 million of stand-by letters of credit, which reduce the borrowings available under our revolving credit facilities. Availability under our various lines of credit and overdraft facilities totaled $398 million as of September 30, 2015.

Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. In addition, the Revolving Credit Facility requires us to comply with certain financial covenants, including consolidated leverage and interest coverage ratios and limitations on capital expenditures if funding under the Revolving Credit Facility exceeds 25% of the commitments at the end of any fiscal quarter ($81.3 million as of September 30, 2015.) As of September 30, 2015, we were in compliance with the debt covenants contained in our Credit Facilities.
Contractual Obligations and Commitments
We own most of our major manufacturing facilities, but we do lease certain office, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.
Summarized in the table below are our obligations and commitments as of September 30, 2015:

	Payment Due by Period
	Remaining						2021 and
(amounts in millions)	2015	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and capital lease obligations (1)	$5.3	$20.8	$20.5	$20.4	$20.4	$1,893.6	$1,493.4	$3,474.4
Operating leases (2)	4.5	15.0	10.3	6.7	5.4	5.5	18.7	66.1
Interest payments (3)	25.9	199.0	197.0	196.8	195.2	145.5	168.6	1,128.0
Long-term contingent consideration (4)	—	—	—	—	—	—	100.0	100.0
Other long term obligations (5)	5.4	21.5	21.5	39.3	—	—	—	87.7
Total cash contractual obligations	$41.1	$256.3	$249.3	$263.2	$221.0	$2,044.6	$1,780.7	$4,856.2

(1)	Reflects the principal payments on the Credit Facilities and capital lease obligations.

(2)	Amounts are net of sublease income on operating leases.

(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.

(4)	Reflects the expected payout of 100% of the contingent purchase price relating to the MacDermid Acquisition in December 2021.

(5)	Other long term obligations include asset retirement obligations and amounts committed under legally enforceable supply agreements.
As of September 30, 2015 and December 31, 2014, the long-term contingent consideration related to the MacDermid acquisition totaled $70.2 million and $63.9 million, respectively, and is the only financial liability measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements, representing 51.3% and 99.8%, respectively, of the total liabilities measured at fair value. See Note 10, "Fair Value Measurements", in the accompanying Notes to the unaudited interim Condensed Consolidated Financial Statements for additional disclosure.
To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amount will be included in the table above. However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $68.6 million of such liabilities at September 30, 2015, we are unable to make a reliable estimate of when (if at all) amounts may be paid to the respective taxing authorities.
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
Recent Accounting Pronouncements
Business Combinations (Topic 805) - In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” Under the updated guidance, an entity is no longer required to retrospectively apply adjustments to provisional amounts recorded as a part of a business combination. Adjustments to provisional amounts identified during the measurement period continue to be calculated as of the acquisition date but are recognized in the period in which they are determined, including the effects of such adjustments on earnings. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU as of September 30, 2015. This ASU may have a material impact on the Company's future financial statements if material measurement period adjustments are recorded.
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14 “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of ASU 2014-9.
Inventory (Topic 330) - In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under the updated guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company adopted this ASU as of October 1, 2015 by replacing its lower of cost or market test with a lower of cost and net realizable value test. This ASU did not have a material impact on the Company's financial statements.
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company continues to evaluate the impact of this new ASU, which is not expected to have a material impact on its financial statements.

Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement includes a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU and reclassified approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014.
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
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. Dollar, our financial reporting currency.  Approximately 75% of net sales were denominated in currencies other than the U.S. Dollar.  Generally, each of our operations utilizes the local currency of the operation as its functional currency, the currency in which it incurs operating expenses and collects accounts receivable.  Our business is exposed to foreign currency risk primarily from changes in the exchange rate between the U.S. Dollar and the following currencies: Euro, British Pound Sterling, Chinese Yuan, Brazilian Real, Mexican Peso, Japanese Yen and Hong Kong Dollar.  As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar. Our net foreign exchange currency losses for the nine months ended September 30, 2015 totaled $19.3 million.
Our foreign subsidiaries enter into foreign exchange hedges from time to time and on an ongoing basis to protect against transaction exposures. We actively assess our hedging programs in order to mitigate foreign exchange risk exposures. This includes programs to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. As of September 30, 2015, the aggregate U.S. dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $910 million. The market value of the foreign currency forward contracts at September 30, 2015 was a $47.4 million current asset, and net losses on such contracts for the nine months ended September 30, 2015 totaled $1.8 million.
From time to time we also enter into deal specific foreign exchange hedges to mitigate our acquisition-related foreign exchange exposure. In connection with the proposed Alent Acquisition, we entered into a no-cost, deal contingent forward purchase contract of £1.06 billion ($1.64 billion, based on the GBP/USD exchange rate of 1.5487 on July 13, 2015), which was supplemented with a series of foreign currency call and put options, the combination of which synthetically creates a forward with a collar price of 1.56 and 1.52 USD per £1.00 for 530 million GBP.
Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.
Interest Rate Risk
We are also exposed to interest rate risk associated with our cash and cash equivalents, restricted cash, long-term debt, and other financing commitments.  At September 30, 2015, we had cash and cash equivalents of $682 million and total debt of $3.44 billion, including approximately $1.95 billion of variable interest rate debt based on the 1-month LIBOR.  Our remaining variable interest rate debt is subject to interest rate risk, because its interest payments will fluctuate as the underlying interest rates change from market changes.  In August 2015, we entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €285 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020. As a result of the interest rate swaps, a 100 basis point increase in the one-month LIBOR would result in a higher interest expense of approximately $0.9 million annually with respect to our remaining variable interest rate debt.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, our management, including our CEO and CFO, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to the material weaknesses in our internal control over financial reporting described below.
The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles.  This condition resulted in two material weaknesses: (i) the Company did not maintain effective controls over the accounting for newly acquired businesses and non-routine transactions, and (ii) the Company did not maintain effective monitoring controls over financial reporting for the acquired CAS business to ensure timely and complete account reconciliations. The first material weakness, which was previously disclosed in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015, resulted in an error in the purchase accounting for an acquisition made in the first fiscal quarter of 2015, which affected goodwill and cumulative translation adjustments. The error was detected by the Company and corrected during the second quarter of 2015. The second material weakness, identified during the preparation of this Quarterly Report, did not result in any material adjustments to the annual or interim financial statements. These material weaknesses could result in a material misstatement of our consolidated financial statements that would not be prevented or detected.
In response to the material weaknesses described above, we are continuing to add significant internal and external resources with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP.
In connection with the preparation of this Quarterly Report, we have performed additional procedures and analysis designed to ensure that our unaudited interim Condensed Consolidated Financial Statements included herein were prepared in accordance with U.S. GAAP. Notwithstanding the aforementioned error and the identified material weaknesses, our management believes the Consolidated Financial Statements included in our Annual Report, the unaudited interim Condensed Consolidated Financial

Statements included in our quarterly reports on Form 10-Q for the three months ended March 31, 2015 and the three and six months ended June 30, 2015, as well as this Quarterly Report fairly represent in all material respects our results of operations, financial condition, and cash flows at and for the periods presented, each in accordance with U.S. GAAP.
We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and improve our internal control over financial reporting, we may identify additional measures to address these material weaknesses. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment.
(b) Changes in internal control
As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including our CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Quarterly Report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other than with respect to the ongoing remediation of the material weaknesses described in Item 4(a), there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this Quarterly Report.
Our management has excluded from the evaluation of disclosure controls and procedures as of September 30, 2015 the internal control over financial reporting related to Agriphar and CAS because they were acquired by Platform in purchase business combinations consummated during the fourth quarter of 2014. Management has also excluded from the evaluation of disclosure controls and procedures as of September 30, 2015 the internal control over financial reporting related to Arysta because it was acquired during the first quarter of 2015. These Acquisitions are material to our results of operations, financial condition and cash flows, and the integration following these business combinations is likely to materially impact the Company's internal control over financial reporting. We are in process of evaluating the internal controls over financial reporting for these acquisitions as required by the above stated Rules.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, product liability claims, contractual disputes, premises claims and employment and environmental, health, and safety matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of September 30, 2015 and December 31, 2014, we had reserved approximately $6.6 million and $4.4 million, respectively, for our outstanding legal proceedings. The following is a description of certain litigation matters.
We formulate and distribute specialty chemical products, and are therefore exposed to the risk of liability or claims with respect to environmental cleanup or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials. We have received notices of violation with respect to instances of non-compliance with environmental laws. Some of our facilities and former facilities have been environmentally impacted from historic operations and some of our facilities are in the process of being investigated and remediated. We, or our affiliates, have been named as a potentially responsible party in certain superfund sites due to historic operations. Asbestos and other hazardous substances are, or may be, present at our facilities. We are subject to extensive domestic and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into soil, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated properties. We have incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws. As of September 30, 2015, we had appropriate reserves for our various environmental matters. See Note 15 to our unaudited interim Condensed Consolidated Financial Statements included herein.
Product liability and/or personal injury claims for, or relating to, products we sell under our Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 181 million ($10.7 million, based on the MXN/ USD exchange rate of 0.0591 on September 30, 2015). We believe that we have adequate defenses and intends to vigorously defend against this claim, and therefore have not established a reserve related to this claim. Under its risk management policies, we maintain certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, one of our subsidiaries, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which we consider to be non-material. We believe this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. The plaintiff subsequently filed for an application for clarification of the partial award, to which we responded by filing our own calculation of the award. The tribunal issued its clarification of the partial award, and we are awaiting submission by the plaintiff of its calculation of the award, after which further decisions from the tribunal are expected.
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock.  To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform. Such shortfall would however be reduced by a portion, or all, of the amount for which the arbitration matter described in the preceding paragraph may be resolved, either by order of the arbitrators or by settlement, pursuant to a formula negotiated by and between us and the Seller.
In June 2009, a lawsuit was filed by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed against Arysta Brazil and five other defendants by the city of Ulianopolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended until October 15, 2015 in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($12.6 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($17.9 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015). In addition, 13 former employees of the incineration facility have brought actions naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 173.3 million ($43.8 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015) for health problems allegedly contracted as a result of their employment at the incineration site.
In April 2014, Arysta LifeScience North America, LLC, or ALSNA, was served by Natividad and Francisco Sanchez, as plaintiffs, with a complaint naming over 30 defendants, including several chemical companies and crop protection companies. The complaint alleges that one of the plaintiffs was exposed to various products during the course of employment with various employers between 1989 and 2012, and that those products caused the plaintiff to develop medical conditions, including acute myelogenous leukemia. The plaintiffs are seeking monetary damages in the amount of $13.2 million. ALSNA filed its answer in May 2014 and later negotiated a settlement with the plaintiffs for a total settlement amount, which we consider to be non-material, and for which a settlement agreement is expected to be executed shortly.
From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. In the past, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so, and we are currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 41.8 million ($10.6 million, based on the BRL/USD exchange rate of 0.2527 on September 30, 2015). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report, as revised and updated in Part II, Item 1A of our quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2015, in each case under the heading "Risk Factors."
If we fail to remediate the material weaknesses identified in our internal control over financial reporting, or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial and operating reporting may be adversely affected.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed in Part I, Item 4 above, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles. This condition resulted in two material weaknesses: (i) we did not maintain effective controls over the accounting for newly acquired businesses and non-routine transactions, and (ii) we did not maintain effective monitoring controls over financial reporting for the acquired CAS business to ensure timely and complete account reconciliations. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal controls over financial reporting were not effective. We have taken steps to remediate these material weaknesses and are continuing to improve our internal control over financial reporting. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future or we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, our financial statements for one or more periods may contain material misstatements and we could be required to restate our financial statements, which may have a material adverse effect on our stock price and our ability to access the capital and lending markets. In addition, as we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, Section 404 of Sarbanes Oxley requires, commencing with our annual report on Form 10-K for fiscal year 2015, a report by our independent registered public accounting firm that addresses the effectiveness of our internal control over financial reporting. If our independent registered public accounting firm issues an adverse opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the reliability of our financial statements and the effectiveness of our internal controls, which may negatively impact our stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Previously reported
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1	Rule 2.7 Announcement, dated July 13, 2015 (filed as Exhibit 2.1 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)
2.2
Co-operation Agreement, dated as of July 13, 2015, by and among Platform, MacDermid Performance Acquisitions Ltd. and Alent plc (filed as Exhibit 2.2 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)

2.3
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and Platform (filed as Exhibit 2.1 to Platform’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference)

2.4
Amendment Agreement, dated December 2, 2014, between Nalozo S.à.r.l. and Platform (filed as Exhibit 2.1 to Platform’s Current Report on Form 8-K filed on December 4, 2014, and incorporated herein by reference)

2.5
Amendment Agreement, dated February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform (filed as Exhibit 2.3 to Platform’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

2.6
Amendment Agreement, dated October 27, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform(filed as Exhibit 2.4 to Platform’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference)

3.1(a)
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
4.1
Indenture, dated as of November 10, 2015, among PSPC Escrow II Corp. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)

4.2	Form of 10.375% senior notes due 2021 (filed as Exhibit A to Exhibit 4.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)
10.1	Letter Agreement between Platform and Sanjiv Khattri, dated August 12, 2015 (filed as Exhibit 10.1 of Current Report on Form 8-K filed on August 18, 2015, and incorporated herein by reference)
10.2
Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.1 of Current Report on Form 8-K filed on September 15, 2015, and incorporated herein by reference)

10.3
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Interim Facility Letter, dated as of July 13, 2015, by and among Platform, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates (filed as Exhibit 10.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

10.6
Severance Agreement, dated September 14, 2015 (Effective October 12, 2015), between Platform and Robert L. Worshek (filed as Exhibit 10.1 of Current Report on Form 8-K filed on October 16, 2015, and incorporated herein by reference)

10.7
Amendment, dated October 9, 2015 (Effective October 12, 2015), between Platform and John L. Cordani, to Severance Agreement, dated July 22, 2002, between MacDermid and John L. Cordani (filed as Exhibit 10.2 of Current Report on Form 8-K filed on October 16, 2015, and incorporated herein by reference)

10.8
Severance Agreement, dated July 22, 2002, between MacDermid and John L. Cordani (filed as Exhibit 10.3 of Platform's Amendment No.1 to Registration Statement on Form S-4 (File No. 333-192778) filed on January 2, 2015, and incorporated herein by reference)

10.9
Purchase Agreement, dated November 3, 2015, by and among PSPC Escrow II Corp., Platform, the Guarantors and the Initial Purchasers (filed as Exhibit 10.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)

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

*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 16, 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Rule 2.7 Announcement, dated July 13, 2015 (filed as Exhibit 2.1 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)
2.2
Co-operation Agreement, dated as of July 13, 2015, by and among Platform, MacDermid Performance Acquisitions Ltd. and Alent plc (filed as Exhibit 2.2 of Current Report on Form 8-K on July 13, 2015, and incorporated herein by reference)

2.3
Share Purchase Agreement, dated October 20, 2014, between Nalozo S.à.r.l. and Platform (filed as Exhibit 2.1 to Platform’s Current Report on Form 8-K filed on October 21, 2014, and incorporated herein by reference)

2.4
Amendment Agreement, dated December 2, 2014, between Nalozo S.à.r.l. and Platform (filed as Exhibit 2.1 to Platform’s Current Report on Form 8-K filed on December 4, 2014, and incorporated herein by reference)

2.5
Amendment Agreement, dated February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform (filed as Exhibit 2.3 to Platform’s Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)

2.6
Amendment Agreement, dated October 27, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform(filed as Exhibit 2.4 to Platform’s Current Report on Form 8-K filed on October 30, 2015, and incorporated herein by reference)

3.1(a)
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
4.1
Indenture, dated as of November 10, 2015, among PSPC Escrow II Corp. and Computershare Trust Company, N.A. (filed as Exhibit 4.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)

4.2	Form of 10.375% senior notes due 2021 (filed as Exhibit A to Exhibit 4.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)
10.1	Letter Agreement between Platform and Sanjiv Khattri, dated August 12, 2015 (filed as Exhibit 10.1 of Current Report on Form 8-K filed on August 18, 2015, and incorporated herein by reference)
10.2
Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.1 of Current Report on Form 8-K filed on September 15, 2015, and incorporated herein by reference)

10.3
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Interim Facility Letter, dated as of July 13, 2015, by and among Platform, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates (filed as Exhibit 10.1 of Current Report on Form 8-K filed on July 13, 2015, and incorporated herein by reference)

10.6
Severance Agreement, dated September 14, 2015 (effective October 12, 2015), between Platform and Robert L. Worshek (filed as Exhibit 10.1 of Current Report on Form 8-K filed on October 16, 2015, and incorporated herein by reference)

10.7
Amendment, dated October 9, 2015 (effective October 12, 2015), between Platform and John L. Cordani, to Severance Agreement, dated July 22, 2002, between MacDermid and John L. Cordani (filed as Exhibit 10.2 of Current Report on Form 8-K filed on October 16, 2015, and incorporated herein by reference)

10.8
Severance Agreement, dated July 22, 2002, between MacDermid and John L. Cordani (filed as Exhibit 10.3 of Platform's Amendment No.1 to Registration Statement on Form S-4 (File No. 333-192778) filed on January 2, 2015, and incorporated herein by reference)

10.9
Purchase Agreement, dated November 3, 2015, by and among PSPC Escrow II Corp., Platform, the Guarantors and the Initial Purchasers (filed as Exhibit 10.1 of Current Report on Form 8-K filed on November 12, 2015, and incorporated herein by reference)

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