Form 10-K
period 2015-12-31
Platform Specialty Products Corp
filed 2016-03-11
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 001-36272

(Exact name of Registrant as specified in its charter)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of common stock outstanding as of March 4, 2016 was 229,513,403. The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was approximately $2.42 billion, based upon the last reported sales price for such date on the NYSE. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders, which 2016 Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; Successor; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, and OMG Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc (LSE:ALNT), a formerly public limited company registered in England and Wales.
Alent Acquisition	Acquisition of a 100% interest in Alent completed on December 1, 2015 by way of a scheme of arrangement implemented under the U.K. Companies Act and provided to Alent shareholders on August 17, 2015.
Alent EURO Tranche C-2 Term Loan	Tranche C-2 term loans denominated in Euros in an aggregate amount of €300 million borrowed by Platform in connection with the Alent Acquisition.
Alent U.S. Dollar Tranche B-3 Term Loan	Tranche B-3 term loans denominated in U.S. Dollars in an aggregate principal amount of $1.05 billion, borrowed by Platform in connection with the Alent Acquisition.
Amended and Restated Credit Agreement
Platform's credit agreement dated April 12, 2007, as amended and/or restated on June 7, 2013, October 31, 2013 (Amendment No. 1), August 6, 2014 (Second Amended and Restated Credit Agreement and the further amendments pursuant to Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1), February 13, 2015 (Amendment No. 3) and December 3, 2015 (Amendment No.4).

Amendment No. 1
Amendment No. 1, dated as of October 31, 2013, among, inter alia, Platform (formerly Platform Acquisition Holding Limited), MacDermid Holdings, Matrix Acquisition Corp., MacDermid (as successor to Matrix Acquisition Corp., the borrower), the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Credit Suisse AG, as administrative agent and as collateral agent, entered into in connection with the MacDermid Acquisition.

Amendment No. 2
Amendment No. 2, dated as of August 6, 2014, among Platform, MacDermid Holdings, MacDermid, the subsidiaries of Platform and MacDermid Holdings from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, entered into in connection with the CAS Acquisition, including the further amendments to the Second Amended and Restated Credit Agreement which became effective upon closing of the CAS acquisition (see Note 9. Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements).

Amendment No. 3
Amendment No. 3, dated as of February 13, 2015, among Platform, MacDermid Holdings, MAS Holdings, NAIP and certain subsidiaries of Platform and MacDermid Holdings, the lenders from time to time parties thereto and Barclays Bank PLC, entered into in connection with the Arysta Acquisition.

Amendment No. 4
Amendment No. 4, dated as of December 3, 2015, among Platform, MacDermid, MAS Holdings, NAIP, MacDermid Europe and MacDermid Funding, the subsidiaries of Platform from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent, entered into in connection with the Alent Acquisition.

Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2015.
Apollo	Affiliates of Apollo Global Management, LLC, collectively and each individually.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta EURO Tranche C-1 Term Loan	Tranche C-1 term loans denominated in Euros in an aggregate amount of €83 million borrowed by Platform in connection with the Arysta Acquisition.
Arysta Seller	Nalozo, L.P., an affiliate of the Original Arysta Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Arysta Seller Resale Registration Statement
Registration statement on Form S-3 (File No. 333-202287) initially filed on February 25, 2015 to register the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock pursuant to a registration rights agreement entered into with the Arysta Seller dated February 13, 2015. The Arysta Registration Statement was amended on March 20, 2015 and April 29, 2015, and declared effective by the SEC on May 6, 2015.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Arysta U.S. Dollar Tranche B-2 Term Loan	Tranche B-2 term loans denominated in U.S. Dollars in an aggregate principal amount of $500 million borrowed by Platform in connection with the Arysta Acquisition.
ASC	Accounting Standard Codification.
ASU	Accounting Standards Update.
Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

Board	Platform’s board of directors.
Bribery Act	The United Kingdom Bribery Act 2010.
CAS	Chemtura Agricultural Solutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
CAS EURO Tranche C-1 Term Loan	Tranche C-1 term loans denominated in Euros in an aggregate amount of €205 million borrowed by Platform in connection with the CAS Acquisition.
CAS U.S. Dollar Tranche B Term Loan	Tranche B term loans denominated in U.S. Dollars in an aggregate principal amount of $130 million borrowed by Platform in connection with the CAS Acquisition.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
C Shares	5,000,000 Class C Junior Shares authorized on January 29, 2013 by the Predecessor for issuance.
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
EU	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
February 2015 Notes Offering	Private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, completed on February 2, 2015.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GBP	Platform's Global BioSolutions Portfolio within its Agricultural Solutions segment, which includes biostimulants, innovative nutrition and biocontrol products.
GVAP
Platform’s Global Value Added Portfolio within its Agricultural Solutions segment, which includes products in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs.

HSRA Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
IFRS	International Financial Reporting Standards, as issued by the International Accounting Standards Board.
Incremental Amendment No. 1
Incremental amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 1, 2014, by and among Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, Barclays Bank PLC, as collateral agent and administrative agent, and the incremental lender party thereto, entered into in connection with the Agriphar Acquisition.

GLOSSARY OF DEFINED TERMS

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

LTCB	Platform's Long Term Cash Bonus plan, established in March 2015.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition
Platform’s acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business. Platform acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement.

MacDermid Europe	MacDermid European Holdings, B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
MacDermid Funding	MacDermid Funding LLC, a limited liability company organized under the laws of Delaware and a subsidiary of Platform.
MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
May 2014 Private Placement	Private placement of an aggregate of 15,800,000 shares of our common stock completed on May 20, 2014 at a purchase price of $19.00 per share, raising gross proceeds of approximately $300 million.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAV	Net asset value.
NAIP	Netherlands Agricultural Investment Partners, LLC, a company organized under the laws of the Delaware and a subsidiary of Platform.
November 2014 Public Offering
Underwritten registered public offering of 16,445,000 shares of our common stock completed on November 17, 2014 at a public offering price of $24.50 per share, raising gross proceeds of approximately $403 million.

November 2015 Notes Offering	Private offering of $500 million aggregate principal amount of 10.375% senior notes due 2021, completed on November 10, 2015.
November Resale Registration Statement
Registration statement on Form S-1 (File No. 333-199817) initially filed on November 3, 2014 to register the resale of all of the shares sold in the October/November 2014 Private Placement. The November Resale Registration Statement was amended on November 10, 2014 and declared effective that same day.

NYSE	New York Stock Exchange.
October/November 2014 Private Placement
Private placement of an aggregate of 16,060,960 shares and 9,404,064 shares of our common stock completed on October 8, 2014 and November 6, 2014, respectively, at a price of $25.59 per share, raising gross proceeds of approximately $652 million.

OEM	Original Equipment Manufacturer.
OMG	OM Group, Inc. (NYSE:OMG), a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than their Malaysian subsidiary acquired separately by Platform on January 31, 2016.
OMG Acquisition	Platform's acquisition of the OMG Businesses completed on October 28, 2015.
Original Arysta Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PCAOB	Public Company Accounting Oversight Board.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Pershing Square	Pershing Square Capital Management, L.P.
Predecessor	MacDermid and its subsidiaries, collectively, for all periods prior to the MacDermid Acquisition.
Predecessor 2013 Period	Ten-month period from January 1, 2013 through October 31, 2013.
PSP 401(k) Plan	Platform Specialty Products Corporation Employee Savings & 401(k) Plan, effective January 1, 2014.
REACH
Regulation (EC) No 1907/2006 of the European Parliament and the Council dated December 18, 2006 relating to the Registration, Evaluation, Authorization and Restriction of Chemicals which became effective on June 1, 2007 and requires manufacturers and importers of most chemicals in the EU to register these chemicals and evaluate their potential impact on human health and the environment.

Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RHSA
Retaining Holder Securityholders’ Agreement dated as of October 31, 2013 entered into by and between Platform and each Retaining Holder pursuant to which they agreed to exchange their respective equity interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.

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

Second Amended and Restated Credit Agreement
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, MacDermid, the subsidiaries of Platform and MacDermid Holdings from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent.

Securities Act	Securities Act of 1933, as amended.
Senior Notes	Our 6.00% EUR Notes due 2023, 6.50% USD Notes due 2022 and 10.375% USD Notes due 2021, collectively.
Series A Preferred Stock
2,000,000 shares of Platform’s Series A convertible preferred stock which were automatically converted from ordinary shares held by the Founder Entities upon the Domestication, and which are convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015, which are convertible into a maximum of 22,107,590 shares of Platform's common stock at the option of the Arysta Seller.

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
Successor	Platform and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Successor 2013 Period	Period from April 23, 2013 (inception) through December 31, 2013.
Tartan	Tartan Holdings, LLC, a Delaware limited liability company, formed at the time of the MacDermid Acquisition to hold the PDH Common Stock in exchange of MacDermid Holdings equity interests.
U.K. Companies Act	The U.K. Companies Act 2006, as amended.
U.K. Pension Plan	Retirement and death benefit plans covering employees in the U.K.
USD Incremental Loan	Incremental term loans under the Incremental Amendment No. 1 to the Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
U.S. GAAP	Generally accepted accounting principles in the United States.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
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

2016 Proxy Statement	Platform’s definitive proxy statement for its 2016 annual meeting of stockholders, which is expected to be filed no later than 120 days after December 31, 2015.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.
10.375% USD Notes due 2021	Platform's 10.375% senior notes due 2021 denominated in U.S. Dollars issued in the November 2015 Notes Offering.

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names and trade names used in this Annual Report are our trademarks, some of which may be registered in certain jurisdictions. Although we have omitted the “®” and “TM” trademark designations for some of such marks in this Annual Report, all rights to such trademarks are nevertheless reserved. This Annual Report contains additional trade names of other companies. We do not intend our use or display of other companies’ trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Unless otherwise specified in this Annual Report, all references to currency, monetary values and dollars set forth herein shall mean U.S. Dollars.
Business Overview
Platform is a global, diversified producer of high-technology specialty chemical products. Our business involves the formulation of a broad range of solutions-oriented specialty chemicals, which are sold into multiple industries, including agricultural, animal health, electronics, graphic arts, plating, offshore oil and gas production and drilling. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.
As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves the following core elements:
•prioritizing extensive resources to research and development;
•offering highly technical customer service; and
•managing conservatively our investments in fixed assets and capital expenditures.
Our strategy is to acquire and maintain leading positions in niche sectors of high-growth markets. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially and fiscally prudent. In addition, we believe that our global footprint, innovative technology and process know-how, strong commitment to research and development, dedication to customer service, expertise in distribution and registration and a broad range of solution-oriented proprietary and value-added products allow us to maintain strong market share positions. We believe our product innovations and product extensions will continue to drive sales growth in both new and existing markets while also expanding margins. We believe savings from operational efficiencies from supply chain, distribution and production costs synergies will also provide increased cash flow from operations.
We report two business segments: Performance Solutions and Agricultural Solutions, as described below under "Business Segments."
History and Corporate Information
We were initially incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013 under the name “Platform Acquisition Holdings Limited.”  We completed our Initial Public Offering in the United Kingdom on May 22, 2013, raising net proceeds of approximately $881 million, and our ordinary shares were listed on the London Stock Exchange.
Concurrently with the closing of the MacDermid Acquisition (see "2013 Activity" below), we changed our name to “Platform Specialty Products Corporation.”  On January 22, 2014, we completed our Domestication, and on January 23, 2014, our common stock began trading on the NYSE under the ticker symbol “PAH.”

Acquisitions
2015 Activity
Alent Acquisition - On December 1, 2015, we completed the Alent Acquisition by acquiring all of the issued shares of Alent for approximately $1.74 billion in cash, net of acquired cash, and 18,419,738 shares of our common stock issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. Legacy Alent was a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive and industrial applications, and a supplier of high performance consumable products and services. Alent's business is included in our Performance Solutions business segment which now combines the legacy MacDermid operations, Alent's Enthone Surface Chemistries and Alpha Assembly Materials businesses, and the OMG Businesses. The segment is expected to pool the experience and resources of each legacy company and unify sales strategies in order to improve processes, drive innovation and deliver high-quality products and services at every stage of the supply chain.
OMG Acquisition - On October 28, 2015, we completed the OMG Acquisition for a total purchase price of approximately $237 million in cash, net of acquired cash, subject to purchase price adjustments. The acquired OMG Businesses are included in our Performance Solutions business segment. We believe the legacy OMG Businesses are in line with our business strategy of growing into niche markets. OMG’s Electronic Chemicals business is similar to the legacy MacDermid electronic chemical and surface treatment businesses, as it develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.
Arysta Acquisition - On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash, subject to working capital and other adjustments, and the issuance of $600 million of Platform’s Series B Convertible Preferred Stock. The legacy Arysta business is included in our Agricultural Solutions business segment. Arysta has a solutions-oriented business model which focuses on product innovation to address grower needs, complementing the legacy Agriphar and CAS businesses. We acquired Arysta to expand our presence in the agrochemical business and our offering of products and solutions utilizing globally managed patented, proprietary off-patent agrochemical AIs and biosolutions, as well as off-patent agrochemical products.
2014 Activity
CAS Acquisition - On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash, after certain post-closing working capital and other adjustments, and 2,000,000 shares of our common stock. Legacy CAS was a niche provider of seed treatments and agrochemical products for a wide variety of crop protection applications in numerous geographies.
Agriphar Acquisition - On October 1, 2014, we completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 (unless agreed otherwise in accordance with the terms of the acquisition agreement).  Legacy Agriphar was a European crop protection group supported by a team of researchers and regulatory experts which provided a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe.
2013 Activity
MacDermid Acquisition - On October 31, 2013, we completed the MacDermid Acquisition for a total consideration of approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then existing first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition, and (ii) an interest in certain MacDermid pending litigations, which consideration was paid through a combination of both equity interests and cash.

Business Segments
We generate revenue through the formulation and sale of our dynamic chemistry solutions.  In addition, our personnel follow-up with our customers on a regular basis to ensure that the intricate chemical composition and function of our products are maintained as intended and that these products are applied safely and effectively.  For example, a customer in our Performance Solutions segment will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer's circuit boards. A member of our professional service team may then visit that customer’s sites on a regular basis to ensure that the process sold maintains the correct chemical balance and can be used effectively in the manner and for the purpose desired.  Another example from our Agricultural Solutions segment is our “Aplique Bem” stewardship program which focuses on teaching growers to apply agrochemicals safely and cost-efficiently. This program started in Brazil in partnership with the Institute of Agriculture, Campinas (IC) and rapidly expanded into Latin America, Africa and Asia. This high quality customer service is also complemented by a close proximity to our global customers' local sites, enabling access to key growth markets. For example, we have developed state-of-the-art facilities in São Paulo, Brazil and Suzhou, China.
In addition, we leverage our close customer relationships to execute our growth strategy by working directly with our customers to identify opportunities for new products. These new products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  We also have strong collaborative relationships with OEMs who specify to us which specialty materials, chemistries and technologies they need in their products. We leverage these relationships to increase OEM qualification of our products. We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service.
During the first quarter of 2015, we completed certain changes to our organizational structure that resulted in a change to our reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. In December 2015, the Company further re-branded its Performance Applications segment by changing its name to "Performance Solutions." Platform's segment reporting structure represents businesses for which separate financial information is utilized by our chief operating decision maker, or CODM, for purposes of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
As a result of these organizational and branding changes, Platform manages its business in two reportable segments: Performance Solutions and Agricultural Solutions.
Performance Solutions
Overview
Our Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, functional conversion coatings, electronic assembly materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. Our Performance Solutions segment employs approximately 4,800 personnel which operate mainly in the Americas, Asia/Pacific region and Europe.
Our Performance Solutions segment provides specialty chemicals to five industries:
Electronics. We are a global supplier of chemical compounds to the printed circuit board fabrication industry.  In this industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture.  Our product portfolio in this industry is focused on niches such as final finishes, through hole metalization and circuit formation, in which we are a small cost to the overall finished product, but a critical component for maintaining the product’s performance.  We believe our growth in this industry will be driven by demand in telecommunication, wireless devices and computers, and the increasing use of electronics in automobiles.  Our customer base includes customers in the following end markets: audio visual; automotive; computers; office equipment; telecommunications; and wireless devices.
Electronics Assembly Materials. We are a global leader and large supplier of solder and solder pastes for electronics assembly. We develop, manufacture and sell innovative interconnect materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging. Within this business, we also offer a small water treatment product line,

Fernox, used for the treatment of water in residential boiler systems, and metal reclaim products, primarily for tin used in electronic assembly.
Industrial. We are a global supplier of dynamic chemistries to the industrial metal and plastic finishing industries.  In this industry, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces.  These coatings may have functional uses, including improving wear and tear, such as hard chrome plating of shock absorbers for cars and special rotors used for oil and gas exploration, or providing corrosion resistance for appliance parts, or decorative uses, such as gloss finishes to components used in automotive interiors.  Our chemical compounds are manufactured for these surface coating applications, including cleaning, activating, polishing, electro and electroless plating, phosphatizing, stripping and coating, anti-tarnishing and rust inhibiting for metal and plastic surfaces.  Electroless plating is a method of plating metals onto a variety of base materials using chemical reduction without the application of electrical power.  Electro plating, in contrast, involves plating metals with the use of an electrical current.  Phosphatizing is the application of phosphates, such as iron and zinc, to prevent corrosion of steel surfaces.  Our industrial customer base is highly fragmented and includes customers in the following end markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; and transportation equipment.  We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and content per vehicle. The combination of MacDermid, Alent and OM is also expected to not only immediately expand our product offerings, geographic footprint and market share position but also to enhance our innovative capability as a technology-driven business serving as a catalyst to drive specification change and to capitalize on adjacent market opportunities in our industry.
Offshore. We produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.  Production fluids are used in the control systems that open and close critical valves for the deep water oil extraction and transportation process.  Drilling fluids are used in control systems to operate valves on the ocean floor.  Our current customer base is primarily in the production area of this business, as opposed to drilling and exploration.  Although the recent sharp decline in oil prices has slowed the short-term growth expectations of the oil and gas industry, we believe there is significant long-term growth potential for this business as the industry stabilizes, and as oil is produced from new offshore, sub-sea wells.
Commercial Packaging & Printing. We produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. Our products are used to improve print quality and printing productivity. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. Photopolymers are molecules that change properties upon exposure to light.
Products
We review our portfolio of products regularly to identify and replace low margin products with higher margin products.  Accordingly, our product mix may frequently change depending upon customer demand and the cost and selling prices related to any given product.  Our Performance Solutions segment offers a wide range of specialty chemicals comprised of surface and coating materials, functional conversion coatings, electronic assembly materials, water-based hydraulic control fluids and photopolymers:

Plating Products:
Plating products are used to plate holes drilled through printed circuit boards to connect opposite sides of the board and the different layers of multi-layer printed circuit boards. Our key products include the CuMac range of products for applications such as plating on aluminum wheels, plastic substrates and zinc-based die castings, and the ChromKlad and ANKOR range of hard chromium plating processes that can be utilized in various applications.

Electroless Nickel:
Electroless nickel is applied to a variety of metal and plastic surfaces to enhance corrosion resistance, wear resistance, solderability and to repair worn or over-machined surfaces in a variety of applications.  Legacy MacDermid was among the earliest developers of electroless nickel products, which are safer and more environmentally friendly than the products they replace.

Electronic Assembly Materials:
Our assembly material business is a leader in the development, manufacturing and sales of interconnect materials, primarily in the electronic market. Within this business, we also offer a small water treatment product line, Fernox, used for the treatment of water in residential boiler systems, and metal reclaim products, primarily for tin used in electronic assembly.

Final Finishes:	Final finishes are used on printed circuit boards to preserve the solderability of the finished boards.
Circuit Formation Products:	Circuit formation products represent an assortment of products for surface preparation to promote adhesion and form circuit patterns.
Oxides:	Oxides are conversion coatings used in the fabrication of multilayer circuit boards.
Semiconductor Materials & Packaging:
Our Viaform product family copper damascene chemistry used in semiconductor plating applications is used for applications down to 14 nm. Our Microfab family of plating chemistry is used in wafer level packaging applications, including copper pillar, RDL nickel, tin bump, gold bump and thru-silicon via (TSV) applications.

Pre-treatment and Cleaning Solutions:
Pre-treatment and cleaning solutions are applied to prepare the surfaces of a wide variety of industrial products for additional treatment.  We have a complete line of aqueous and semi-aqueous pre-treatment and cleaning products, which are more environmentally friendly than the solvents they replace.

Functional Conversion Coatings:
Functional conversion coatings are applied to metals to enhance corrosion resistance and paint adhesion in a wide spectrum of industrial applications where heavy duty usage and exposure to unfavorable environments are anticipated.  Our products plate various parts that are used in automotive and aerospace equipment, appliances, computer hard disks and other electronic products.

Hard-coated Films:	Hard-coated films are used for the membrane switch in the touch screen markets.
Offshore Fluids:
We offer production fluids used to operate valves for the deep water oil extraction and transportation process, and drilling fluids used to operate valves for drilling rigs on the ocean floor. Production and drilling fluids are water-based hydraulic control fluids used in subsea control systems.

Solid Sheet Printing Elements:
Solid sheet printing elements are digital and analog printing sheets, used in the flexographic printing and platemaking processes.  Our extensive line of flexographic plates are used in the commercial packaging and letterpress newspaper and publication industries.

Liquid Products:
Liquid products are liquid photopolymers used to produce printing plates for transferring images onto commercial packaging. Our key products are MWH photopolymer, MWB 50 photopolymer, M Stamp 40 photopolymer. We also offer products that are used in the production of liquid photopolymer plates such as substrate, coverfilms and detergents.

Printing Equipment:
We supply letterpress and flexo plates to the newspaper industry. Printing equipment are thermal plate processing systems that allow press-ready printing plates to be created without solvents. Our key products include Accent Plates and DLF dryer for coating plates, and MacDermid NAPPflex plates for newspaper plates.

Seasonality
There is no material portion of our Performance Solutions segment that is subject to seasonality.
Agricultural Solutions
Overview
Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer to growers diverse crop protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. We also offer a wide variety of proven biosolutions, including biostimulants, which stimulate plant growth and reproductive development, innovative nutrition, which optimizes the nutrition of plants, and biocontrol products, such as bioinsecticides and biofungicides, which perform the same task as conventional crop protection products without chemical residues.  We emphasize farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals.

In our Agricultural Solutions segment, we have selected key, strategic products to be managed globally. Our global portfolio includes our Global Value Added Portfolio, or GVAP, and our Global BioSolutions Portfolio, or GBP. Our GVAP consists of agrochemicals in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, including products derived from AIs for which we have a strong market position due to differentiated product offerings or supply relationships. Our GBP includes biostimulants, innovative nutrition and biocontrol products. We consider our GVAP and GBP to be key pillars for our sustainable growth.
We manage our global portfolio in five global functional categories: fungicides and biofungicides; herbicides; insecticides, bioinsecticides and acaricides; biostimulants and innovative nutrition; and seed treatments. Our product offering also includes regional off-patent AIs that complement our global portfolio. Our products are developed for use on high-value target crops such as fruits and vegetables, in addition to key row crops such as soybeans, wheat, canola and corn.  Our dedicated sales force works with growers and distributors to promote the use of our products throughout a crop’s growth cycle and to address selective regional, climate and growth opportunities.  We remain focused on expanding our presence in worldwide targeted markets by developing or acquiring crop protection products and obtaining registrations for new products, new uses for existing products and uses of existing products in new countries.  Our Agricultural Solutions segment employs approximately 3,700 personnel with a significant presence in high-growth regions such as Africa and the Middle East, South Asia, Latin America and Central and Eastern Europe.
Products
Our Agricultural Solutions segment offers a wide variety of proven crop solutions to growers comprising five major global product lines: fungicides and biofungicides; herbicides; insecticides, bioinsecticides and acaricides; biostimulants and innovative nutrition; and seed treatments:

Fungicides and Biofungicides:
Fungicides are products that prevent the spread of fungi and other diseases in crops.  Biofungicides, perform the same task as conventional fungicides, without chemical residues.  Our fungicides and biofungicides products include Evito, Fortix, Proplant and Vacciplant.

Herbicides:
Herbicides are products used to control unwanted plants while leaving the crops they are targeted to grow unharmed.  We produce total and selective herbicides with a variety of formulations for many temperate and tropical crops such as tomatoes, potatoes, soybeans and onions.  Our main herbicide products are Dinamic, Everest, Pantera and Select.

Insecticides, Bioinsecticides and Acaricides:
Our insecticides, such as Cythrin Max, Orthene and Talisma, are products used against insect pests at different stages of the pest life cycle from egg and larvae to nymph and adult.  Orthene, for example, is extremely effective in the control of helicoverpa.  These products can have both crop and public health applications. Bioinsecticides, such as Carpovirosine, perform the same task as conventional insecticides, without chemical residues. Acaricides or miticides are products that control a variety of mite pests on crops.  The products are primarily targeted at tree fruit and nut, vine, ornamental and selected row crop applications for effective mite control programs.  Our main miticide products, such as Acramite, Floramite and Omite, are sold globally.

Biostimulants and Innovative Nutrition:
We have a leading position in the high-growth and high-value biostimulants and innovative nutrition segment. Our biostimulants and innovative nutrition portfolio includes a wide range of products, and is often tailored to meet different needs of growers.  Our biostimulants stimulate plant growth and reproductive development. Our innovative nutrition products optimize the nutrition of plants. This portfolio is highly differentiated and primarily protected by trade secrets.  Our biostimulant products include Biozyme, BM Start and Appetizer. Our innovative nutrition products include Foltron and Poliquel.

Seed Treatments:
We have a leading position in the high-growth and high-value seed treatment industry. Seed treatment products are applied to seed before planting.  Our diverse portfolio encompasses pioneer products, such as Rancona and Vitavax. Our seed treatments are used to coat seeds in order to protect the seed during germination and protect the plant during its initial growth phases.  We anticipate growth in seed treatments resulting from the expanded use of higher-value genetically-modified seeds.

In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.  Apivar, a global miticide for the protection of bees against the Varroa mite, is one of our main honey bee health products.

Seasonality
The agrochemical business is seasonal in nature and corresponds to agricultural cycles within each region in which we operate. The geographic spread of our products can result in significant variations in earnings and cash flow during such cycles.  Agrochemical and biosolutions sales typically begin ahead of the growing season and peak in the middle of the season.  In the northern hemisphere, farmers purchase the majority of their agrochemical inputs during the first half of the year.  Growers in the southern hemisphere purchase the majority of their products in the second half of the year.  As a result, we have historically experienced significant fluctuations in quarterly sales.  For example, due to the size of our market in Latin America, we typically generate greater net sales in the second half of the calendar year and our net sales tend to be lower during the first half of each calendar year.
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
Competitive Strengths
We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:

•
“Asset-Lite, High-Touch” Business Model. We are building our business through the acquisition and integration of “Asset-Lite, High-Touch” businesses. These are businesses evidenced by high margins and low capital expenditures which translates into high cash flow returns on capital. Over 40% of our employees are in either technological innovation or sales and services areas; hence “high-touch.”  Our commitment to technological innovation and our extensive intellectual property portfolio enables us to develop our cutting-edge products.  In order to continue to provide innovative products and highly specialized technical service to our customers, we place a premium on maintaining an expert and qualified employee base. Our business involves the formulation of a broad range of specialty chemicals, created by blending raw materials through multi-step technological processes. This model allows us to manage conservatively our growth investments in fixed assets and capital expenditures. Our existing fixed asset base is modern and well-maintained and, accordingly, requires low capital expenditures for maintenance.

•
Industry Leading Positions. Our businesses strategically focus on acquiring and maintaining leading positions in niche sectors of high-growth markets by offering high value-added services that are indispensable to our customers. We believe our scale and global reach in product development and marketing provides us with advantages over many of our competitors, allowing us to maintain strong market share positions and drive profitable growth. Our leadership positions contribute to our ability to attract new customers and enter new end-markets.

•
Broad Diversified Business. We offer a broad range of products and services to diverse and often unrelated end-markets, ranging from agricultural, electronics, industrial and offshore to packaging and printing. Our key proprietary technology, service-oriented business model, high barriers to entry and significant customer switching costs have allowed us to achieve stable and compelling margins while protecting our market share. We believe the diversity of the niche end-markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles. The diversification will also help mitigate the impact of a downturn in any single industry, end-market or region.

•
Strong Expertise in Registration and Distribution. Product registration is complex and crucial, particularly in the agrochemical space. Our Agricultural Solutions segment has a team of specialists dedicated to that process across various jurisdictions, and we believe we are well experienced in obtaining the required registrations for our products in each country in which they are sold and for each crop on which they are applied. Once obtained, these registrations provide a right to use the AI upon which the product is based for the specified crop in that country or region for a number of years. In addition, our Agricultural Solutions segment has a strong network of distributors, which currently reaches over 100 countries and jurisdictions.  Our large distribution network enables us to focus on profitable niche applications, which we believe are less sensitive to competitive pricing pressures.  This distribution network, together with our geographical footprint, also allows us to attract licensing and resale opportunities from partner companies for new products and technologies.

•
Comprehensive Product Offering. We provide our customers in the electronics, automotive, industrial, packaging, offshore and agricultural chemicals end markets with a comprehensive offering of products that meet many of their specialty chemical needs. In many cases we offer a full suite of products with complementary capabilities that provide a complete functional solution to the customer. We believe the ability to provide a “top-to-bottom” product offering is a significant competitive advantage over many of our smaller and regional competitors. Our existing product offerings also offer many opportunities for growth in adjacent end-markets.

•
Performance-Driven Culture and Board with Proven Track Record. We believe we have outstanding people who can deliver superior performance under the tutelage and oversight of proven and experienced leadership. Our culture is performance focused and driven by empowering team members and then holding them accountable for their outcomes. We measure people on financial results, safety, customer satisfaction and commitments, legal compliance and environmental stewardship. We measure our performance against benchmarks and metrics using statistical analysis and drive operational excellence through continuous improvement. Our experienced management team is complimented by an experienced Board, which includes individuals with a proven track record of successfully acquiring and managing businesses. Our business segments are also led by executives that we believe have extensive experience in their respective fields.

Business Strategies
Our primary goal is to create value by driving cash flow per share through profitable revenue growth while continuing to manage our costs. We will develop and engineer new products and processes, leverage our global scale to enter new markets and optimally manage our existing portfolio of specialty chemical businesses. Our efforts are directed by the following key business strategies:

•
Build a Best-in-Class Specialty Chemical Company. Our goal is to build an integrated best-in-class, global manufacturer, marketer and distributor of specialty chemical products. We anticipate that the fragmented nature of the specialty chemical products market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses.  We believe that our combined company provides a strong platform on which to grow our business and expand our market shares in key geographic markets, particularly in emerging markets.

•
Expand our Core Businesses. We believe that we can capitalize on our Acquisitions, in particular the Arysta Acquisition in the Agricultural Solutions segment and the Alent Acquisition in the Performance Solutions segment, to further enhance our technical capabilities, sophisticated process know-how, solutions orientation, strong customer relationships and deep industry knowledge. We expect that the Acquisitions will enhance our growth by extending our products breadth, developing higher-margin products and growing internationally. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations, and to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration and customer education can add value for our customers.

•
Enhancing Product Innovation. We place a strong emphasis on innovation. New products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  Building on our core competencies in product innovation, applications development and technical services, we intend to reach new high-growth markets and expand upon our existing technologies to develop new products for new applications in markets that are adjacent to those we currently serve.

•
Leverage Customer Relationships. We intend to continue to leverage our close customer relationships to execute our growth strategy by working directly with our customers to identify opportunities for new products. We also have strong collaborative relationships with OEMs who specify which specialty materials, chemistries and technologies they need in their products. Working directly with our customers allows us to increase OEM qualification of our products and identify opportunities for growth. Such close customer relationships also provide a solid barrier to entry for competition.

•
Pursue Strategic Acquisitions. Our founder, Martin E. Franklin, and our new Chief Executive Officer, Rakesh Sachdev, have significant experience and expertise, and have been highly successful, in identifying, acquiring and integrating value-added businesses. We intend to pursue acquisitions as a way to enhance our organic growth.  We intend to focus primarily on businesses that share our “Asset-Lite, High-Touch” philosophy, with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies.  We plan to only pursue acquisition opportunities that we believe meet our acquisition criteria and when we deem it to be financially prudent.

•
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

Customers
We have a diverse customer base, as we sell our products either directly to end-user customers or through intermediaries, such as independent, third-party distributors (national, regional, or local), agricultural cooperatives, retailers, and government agencies.  We also have collaborative relationships with many OEMs, who specify to us which specialty materials, chemistries and technologies are used in their products, and then sell their products to their own suppliers. The majority of our sales are through such intermediaries. A number of customers of our Performance Solutions segment manufacture products for cyclical industries, including electronics and automotive industries. As a result, demand from our customers in such industries is also cyclical.
Within each segment, we rely on independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products. We believe that we are able to attract new customers successfully through our international reach, coupled with our local presence, which enables us to meet the global and local needs of our customers through a global network of 62 manufacturing sites, 13 of which include research centers, 15 stand-alone research centers, and a direct sales force in over 60 countries. Our flexible manufacturing base allows for "just in time" supply chain management. We operate a relatively large number of small and medium-sized facilities located close to our customers throughout the world's major economic regions. This close proximity to our global customers' local sites enables access to all key growth markets.
We believe that our business is not materially dependent upon a single customer.  Although no customer or distributor constitutes 10% or more of our consolidated net sales, we do have customers and distributors, the loss of which may impair our results of operations for the affected earnings periods.
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
We employ a large customer-centric sales and marketing force of professionals worldwide.  These professionals have strong technical expertise, local market knowledge and intimate customer relationships.  Our local sales and marketing teams closely monitor local market trends and maintain active dialogue with our customers to assess and understand their constantly evolving challenges.  We use this feedback from our local sales teams to anticipate future needs, respond rapidly to changing market conditions, and deliver customized, value-added solutions for our customers.  This feedback loop is an important source of new product ideas and helps guide our capital allocation decisions.  We leverage local market intelligence to develop new and innovative products that are then marketed by our local sales and marketing teams throughout the markets we serve.
Performance Solutions
In our Performance Solutions segment, methods for selling and marketing our proprietary products vary slightly by geographic region.  In total, we generate business through the efforts of sales and service personnel and regional distributors.  In the Americas, we employ sales, administrative and service personnel to market our entire line of proprietary products.  In certain areas of the Americas, distributors also sell and service many of our products.  We also market our products through subsidiaries in Brazil, Canada and Mexico.  In Europe, sales, administrative and service representatives, who are employed by our subsidiaries located in Belgium, Czech Republic, France, Germany, Great Britain, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and Turkey, market our proprietary products.  In the Asia-Pacific region, our local subsidiaries employ sales, administrative and service representatives to market our proprietary products through either subsidiaries or branches in Australia, mainland China, Hong Kong, India, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand.  In addition to the countries where we have wholly owned subsidiaries, some of our proprietary chemistries are sold in other countries throughout Asia, Europe and South America through distributors.

Agricultural Solutions
In our Agricultural Solutions segment, our products are sold in over 100 countries globally and reach our grower-customers and the ultimate end-users through a wide variety of market channels.  Our sales, marketing, and go-to-market strategies vary significantly by region and depend to a large extent on the existing distribution infrastructure and market practices in each particular country.  Depending upon the customer’s location, we work with national and regional distributors, retailers, co-ops, government entities, and growers to promote our solutions.  We also have loyalty programs in place for distributors and engage in active grower education to promote our products and brands.  Because of our global presence and local capabilities, other agrochemical and crop protection companies enter into exclusive distribution rights agreements with us.  Such agreements give us the exclusive right to distribute their products in, or with respect to, specified territories, crops, applications, channels, and formulations.
In the larger and more mature North American market, we rely more heavily on an extensive existing distribution network.  The North American distributor landscape is one of the most consolidated.  In Asia, Europe and Latin America, sales and marketing are conducted through a mix of national and regional distributors, retailers, co-ops, and growers (primarily large farmers).
Africa and Middle East represent our most unique region from a sales and marketing perspective due to relatively lower levels of existing distribution infrastructure.  In many cases, growers in this region require additional customer outreach and education as our products and the agronomic techniques to apply them are relatively new to this market.   In order to address these challenges, we have developed an extensive regional distribution network to enable us to efficiently deliver our products and products of our distribution partners to the growers.
Employees
In order to ensure that we are able to continue to provide innovative products and highly technical service to our customers, we place a premium on maintaining a highly specialized and qualified employee base.  As of December 31, 2015, we employed approximately 8,200 full-time employees across over 67 countries, including approximately 3,600 research and development chemists and experienced technical service and sales personnel.
In addition, many of our full-time employees are employed outside the United States.  In certain countries where we operate, our employees are also members of unions or are represented by works councils as required by law.  We are often required to consult and seek the consent or advice of these unions and/or works councils.
Our management believes that our relationships with our employees and collective bargaining unions are satisfactory.
Research and Development
Continued investment in research and development ensures that we remain ahead of emerging trends, delivering solutions to strengthen our leadership positions in terms of innovation and product development in our market niches. Our research and development activities are also focused on developing products and improving formulations and processes that will drive growth or otherwise add value to our core business operations.  We accelerate market introductions and increase the impact of our product offerings through collaboration with partners in the commercial sector (customers and value chain partners) and by working with distributors, OEMs, governments and local communities around the world. We plan to continue to make significant investments in a broad range of research and development efforts.
Performance Solutions
With respect to our Performance Solutions segment, research in connection with proprietary products is performed principally in Germany, Great Britain, India, Japan and the United States. During 2015, the segment's research and development expenses totaled $25.4 million. Substantially all research and development activity was performed internally. Alent, which we acquired on December 1, 2015, recorded historical research and development expenditures of $25.4 million for the 2015 pre-acquisition period. The OMG Businesses, which we acquired on October 28, 2015, recorded historical research and development expenditures of $5.2 million for the 2015 pre-acquisition period.

Agricultural Solutions
Within our Agricultural Solutions segment, our global and regional marketing teams conduct a rigorous process for identifying key AIs with proven technical efficacy, which can be brought to market through our formulation, marketing, and distribution capabilities, in order to address strategic gaps in our portfolio.  During 2015, the segment's research and development expenses totaled $37.4 million. Arysta, which we acquired on February 13, 2015, recorded research and development expenditures of $3.5 million for the 2015 pre-acquisition period.
Competitive Environment
Our markets are consolidating, highly competitive, and subject to rapid changes in technology. Broadly speaking, we compete in the specialty chemicals market.  On a more narrow scale, we compete in markets for specialty chemicals for agrochemicals, electronic applications, general metal and plastic finishing, oil and gas exploration and production, and printing. Some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products.  Some large competitors operate globally, as we do, but most operate only locally or regionally. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
The competitive environments for each segment are described below:
Performance Solutions
Our Performance Solutions segment provides a broad line of proprietary chemical compounds and supporting services, and broadly compete within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are Atotech Inc. (a division of Total S.A.), The Dow Chemical Company, across its industrial and electronics chemicals businesses, as well as Asahi, Senju, Tamura, E.I. du Pont de Nemours and Company and Flint Group. We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products and services, and service and support. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. Further consolidation within our industry or other changes in the competitive environment, such as the merger of E.I. du Pont de Nemours and Company and The Dow Chemical Company, could result in larger competitors that compete with us on several levels. However, we believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and internationally.
Agricultural Solutions
The agrochemical sector is a highly developed and competitive industry with a wide range of established competitors that offer a broad variety of competing products.  Our main competitors include major multinational agrochemical companies which engage in basic research for AI discovery, such as BASF, Bayer CropScience Pty Ltd and Syngenta AG, as well as a number of Japanese participants. We also face competition from a variety of off-patent agrochemical companies worldwide, including FMC Corporation, ADAMA Agricultural Solutions Ltd., United Phosphorus Ltd., and Nufarm Limited, among others.
The biosolutions sector is a newer and less mature industry than agrochemicals. There is significantly less direct competition among providers given the highly differentiated, proprietary nature of biosolutions products. However, we do compete with biosolutions providers that have similar product claims and offer potential functional substitutes for our products. Customer education and corresponding demand creation is a critical element of competing in the biosolutions sector. Customer acceptance and adoption levels may vary widely. It is a very fragmented market, with the participation of companies that do not necessarily compete in the agrochemical space. Our current competitors include Stoller S.A., Novozymes Biopharma A/S, Verdesian LifeSciences, LLC, Bayer CropScience Pty Ltd (AgraQuest, Inc.), Valagro SpA, BASF SE (Becker Underwood Inc.), Plant Health Care plc and various others.
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

Raw Materials and Sourcing of Products
In our Performance Solutions segment, we use a variety of specialty and commodity chemicals in our manufacturing processes.  Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis.  We typically purchase our major raw materials on an as-needed basis from outside sources.
In our Agricultural Solutions segment, we rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components or products.  There is limited available manufacturing capacity that meets our quality standards and regulatory requirements.  With one minor exception, we engage in no direct agrochemical AI manufacturing.  We source virtually all of our AIs from third-party manufacturers, which represent a limited number of key suppliers for AIs.  We strive to maintain multiple supply sources for each AI; however, in limited instances, there is only a single registered source of AIs for certain important products where there is currently no viable alternative source. Our goal is to maximize our sourcing of raw materials, especially AIs, from quality suppliers in countries with generally low manufacturing costs, such as China, eastern Europe and India.
We formulate and package our products in-house or through tolling and other third-party manufacturing and formulation arrangements.  We balance our in-house formulation with third-party arrangements to limit our exposure to utilization drop-offs, facility closures, and certain manufacturing-related environmental risks which helps us to optimize our cost position.
Within certain portions of our biosolutions portfolio, we manage an end-to-end supply chain.  We purchase natural raw materials, such as plant extracts and seaweed, to extract AIs for our biosolutions products.
Patents, Trademarks and Proprietary Products
Our intellectual property and other proprietary rights are important to our business and are protected by a combination of patents, trade secrets, trademarks, data exclusivity, and other marketing exclusivity rights, exclusive or semi-exclusive manufacturing arrangements, and other non-patent strategies. We seek intellectual property and other proprietary rights in major markets and other commercially-relevant jurisdictions worldwide. We implement confidentiality procedures and contractual exclusivity and seek other rights necessary to protect our intellectual property, proprietary formulations, processes, and other product-related rights.  We rely on trade secrets and know-how confidentiality agreements to protect our processes, natural product composition/origin, and formulations. We also enter into invention or patent assignment agreements, when applicable, with our employees, consultants, contractors, and other third-parties who may be engaged in discovery or development of intellectual property and other proprietary rights. Finally, we seek to include provisions in our material transfer agreements, license and development agreements, and other agreements that provide for the transfer of intellectual property rights back to us to the greatest extent possible under the circumstances of any specific transaction and development project.
Performance Solutions
In our Performance Solutions segment, as of December 31, 2015, we owned or licensed the rights to more than 2,300 domestic and foreign patents.  The patents we hold are important to our business and have remaining lives of varying duration.  Although certain of these patents are becoming increasingly more important, we believe that our ability to provide technical and testing services to our customers and meet their rapid delivery requirements is equally, if not, more important to our business.  No specific group or groups of intellectual property rights are material to our business.  However, we have many proprietary products which are not covered by patents and which are responsible for a large component of our total sales.  Further, we hold a number of domestic and foreign trade names and trademark registrations and applications for registration, which we consider to be of value in identifying our products.  We do not hold nor have we granted any franchises or concessions.
Agricultural Solutions
In our Agricultural Solutions segment, as of December 31, 2015, we owned, licensed or had freedom-to-operate rights under, approximately 300 domestic and foreign patents, and over 7,000 product registrations.  As part of our intellectual property strategy, we in-license patents from other agrochemical and biosolutions companies and we pursue other patents not related to composition of matter, such as use extensions, formulations, mixtures and manufacturing processes. We also differentiate our AIs with value-added mixtures and novel formulations, with launches prior to the expiration of the AIs' patent protection, in order to avoid a potential price erosion and loss of share. A significant portion of our patent portfolio consists of patents relating to amicarbazone, flucarbazone and fluoxastrobin, three of our key GVAP AIs. Our patents covering manufacturing processes, methods of use, and combinations with other AIs, safeners, or other adjuvants of these three GVAP AIs are scheduled to expire in commercially relevant markets at various times before the end of 2020 for amicarbazone; 2022 for flucarbazone; and 2024 for fluoxastrobin.  With respect to fluoxastrobin, we have a pending application in the United States covering a manufacturing process which we intend to file in other countries as well, which, if granted, will expire no sooner than 2036. We believe this new process will contribute to lower costs for the manufacture of fluoxastrobin, which would represent a significant competitive advantage over potential generic entrants.
Other property rights protection
Some products that have already lost patent protection but have originally been registered by a company are often referred to as proprietary off-patent products, especially if the company holds a significant share of the AI. These are often characterized by a substantial degree of differentiation through formulation and product package offerings responsive to grower needs. Proprietary off-patent products enable providers to maintain a stronger market position and a differentiated margin profile, which may be further enhanced by specialized market access, a strong brand, or a competitive cost position. In addition, while they are not protected by patents, proprietary off-patent products require registrations in every country for every crop and AI that will be sold. Our strong registration capabilities provide us with the ability to effectively maintain and defend our existing registrations as well as to acquire new registrations in a cost effective and timely manner.
Proprietary off-patent products can benefit from other barriers to entry, designed to reward the company which first registers an AI in a certain geography, following significant investments in regulatory data to support that initial registration, with an exclusive period of sales  (“exclusive use”) and, after the exclusive use period has expired, an additional period of financial compensation from other companies which request access to the data developed by the original company (“data compensation”) to obtain a registration of that same AI in that geography.  These barriers to entry are established in multiple countries, including Brazil, Canada, the EU and the United States.
Our global portfolio is composed of multiple proprietary off-patent products including: acephate; amitraz; ipconazole; diflubenzuron; bifenazate; clethodim; and propargite and cypermethrin for the EU. Many of our proprietary off-patent AIs are currently benefiting from exclusive use and data compensation provisions.
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
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage.  Our reliance on independent distributors to sell some of our proprietary chemicals internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions.  Other U.S. companies have faced criminal penalties under the FCPA for allowing their agents to deviate from appropriate practices in doing business with these individuals.  We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the Bribery Act, which went into effect in the third quarter of 2011, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery.  These laws are complex and far-reaching in nature, and, as a result, we cannot assure you that we would not be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.  Any violations of these laws, or allegations of such violations, could disrupt our operations, involve significant management distraction, involve significant costs and expenses, including legal fees, and could result in a material adverse effect on our business, prospects, financial condition, or results of operations.  In recent years, several jurisdictions have enhanced their laws and regulations in this area, increased their enforcement activities, and increased the level of cross-border coordination and information sharing.  We could also suffer severe penalties, including criminal and civil penalties, disgorgement, and other remedial measures.
We maintain a Business Conduct and Ethics Policy, applicable to all our directors and employees. In addition, our CEO, CFO and CAO are bound by the provisions of a Code of Ethics for Senior Financial Officers. These Policy and Code of Ethics were both approved by our Board and cover compliance with the FCPA and similar anti-corruption laws, as well as other legal areas applicable to our operations.  The Business Conduct and Ethics Policy establishes a duty to report non-compliance and provides avenues for making such reports, including a reporting hotline.   The Code of Ethics for Senior Financial Officers provides for additional specific policies for our senior financial officers, including the duty to conduct themselves with the highest degree of honesty and ethics when acting on behalf of the Company. We also maintain a system for auditing compliance with applicable laws.
As a manufacturer and distributor of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated properties and occupational safety and health matters.  We have and may in the future incur significant costs, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damage or personal injuries as a result of past or future violations of, or liabilities under, such laws and regulations.  As of December 31, 2015, we believe we had appropriate reserves for our various environmental matters.
Domestic and international laws regulate the production and marketing of chemical substances.  Almost every country has its own legal procedures for registration, transportation, export and import.  Of these, the laws and regulations in Brazil, Canada, China, the EU, India, Japan, Mexico, South Africa, Taiwan, the United Kingdom and the United States are the most significant, in particular to our Agricultural Solutions segment.  The European Union Commission for example has established procedures whereby all existing crop protection active ingredient chemicals commercially available in the EU are to be reviewed.  REACH, adopted in December 2006, requires manufacturers and importers of most chemicals in the EU to register these chemicals and evaluate their potential impact on human health and the environment.  The effective date of the legislation was June 1, 2007 and it required all covered substances to be pre-registered by November 30, 2008.  Since December 1, 2008, no product containing covered substances can be manufactured in or imported into the EU unless the substances therein have been pre-registered.  Active substances and co-formulants used in plant protection products (pesticides) are generally exempt from REACH as they are considered as already registered under the Plant Protection Products Directive 91/414/EEC.  However, there are certain exceptions that may apply that require the active substance or co-formulant to be registered under REACH, particularly if the substance has a non-plant protection use.  While we have registered and continue to register substances as necessary in accordance with applicable registration review deadlines, the registration process is lengthy and registration of certain of our substances may not be immediately effective.  The cost estimates could vary based on the number of substances requiring registration, data availability and cost.  The implementation of the REACH registration process may affect our ability to manufacture and sell certain products in the future.  Additionally, other laws and regulations regulate and may limit our business in other countries.  We incur, and will incur, substantial costs to register and maintain the registrations of our products in the jurisdictions in which we do business.
In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.
In addition, many of our full-time employees are employed outside the United States.  In certain jurisdictions where we operate, particularly Brazil, France, Germany, Italy and Japan, labor and employment laws are relatively stringent and, in many cases, grant significant job protection to certain employees, including rights on termination of employment.  In certain countries where we operate, our employees are also members of unions or are represented by works councils as required by law.  We are often required to consult and seek the consent or advice of these unions and/or works councils.  These laws, coupled with the requirement to consult with the relevant unions or works councils, could adversely affect our flexibility in managing costs and responding to market changes and could limit our ability to access the skilled employees on which our business depends.
Available Information
Our internet website address is www.platformspecialtyproducts.com.  We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC.  In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website by the end of the business day after filing with the SEC. The previously filed quarterly report on Form 10-Q for the quarter ended September 30, 2015 affected by the restatement discussed herein has not been amended. Accordingly, investors should no longer rely upon this quarterly report on Form 10-Q and refer instead to the restated information included in Note 26, Restatement of Unaudited Condensed Consolidated Financial Statements (unaudited), to the Consolidated Financial Statements included in this Annual Report.
You may also read and copy any document that we file, including this Annual Report, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Platform, that are electronically filed with the SEC.
Our website includes the following corporate governance materials under the tab “Investor Relations—Corporate Governance:” our Board of Directors Governance Principles and Code of Conduct; our Insider Trading Policy; our Stock Ownership Guidelines; our Business Conduct and Ethics Policy; our Code of Ethics for Senior Financial Officers; our Foreign Corrupt Practices Act/Anti-Corruption Policy; our Incident Response & Whistleblower Policy; our Conflict Minerals Policy and the related Form SD;

our Platform Data Protection and Privacy Policy; our Management, Board of Directors and Committee Composition; and the charters of our Board of Directors committees.  These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department.
The information included on our website does not constitute part of this Annual Report.
In addition to the information included in this Item 1, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 23, Segment Information, for financial and other information concerning our reporting business segments and geographic areas.
Corporate Information
Our principal executive offices are located at 1450 Centrepark Boulevard, Suite 210, West Palm Beach, Florida 33401 and our telephone number is (561) 207-9600.
Senior Management of Platform
Set forth below is certain information concerning our senior management:

Name	Title
Rakesh Sachdev	Chief Executive Officer
Sanjiv Khattri	Executive Vice President and Chief Financial Officer
Benjamin Gliklich	Chief Operating Officer
Scot R. Benson	President - Performance Solutions
Diego Lopez Casanello	President - Agricultural Solutions
Rakesh Sachdev, age 60, is Chief Executive Officer of Platform. Prior to joining Platform, Mr. Sachdev served as President and Chief Executive Officer of Sigma-Aldrich Corporation, or Sigma-Aldrich, beginning in 2010. Mr. Sachdev joined Sigma-Aldrich in 2008 as Chief Financial Officer and took on the additional role of Chief Administrative Officer with direct oversight of Sigma-Aldrich’s international business in 2009. He was Senior Vice President and President Asia Pacific of ArvinMeritor, Inc., or ArvinMeritor, a global supplier of engineered systems to the automotive industry, from 2007 to 2008. At ArvinMeritor, Mr. Sachdev also served in other leadership roles, including Interim Chief Financial Officer, Senior Vice President Strategy and Corporate Development and Vice President and General Manager of several of ArvinMeritor’s global businesses from 1999 to 2007. Prior to joining ArvinMeritor, he worked for Cummins Inc., a global manufacturer of engines and other industrial products in various leadership roles, including Chief Financial Officer for one of its largest business units, and as Managing Director of its Mexican operations. Mr. Sachdev holds a M.B.A. from Indiana University, a Masters in Mechanical Engineering from the University of Illinois and a Bachelor’s degree in Mechanical Engineering from the Indian Institute of Technology in New Delhi. Mr. Sachdev is also a director of Regal-Beloit Corporation, Edgewell Personal Care Company and the Federal Reserve Bank of St. Louis and serves on the Board of Trustees of Washington University in St. Louis.
Sanjiv Khattri, age 51, is Executive Vice President and Chief Financial Officer of Platform. Mr. Khattri joined Platform in September 2015. Prior to joining Platform, Mr. Khattri served as the Chief Financial Officer and Executive Vice President at Covanta Holding Corporation ("Covanta") from August 2010 to November 2013. Prior to joining Covanta, Mr. Khattri had a lengthy career with General Motors ("GM") and GMAC Financial Services (“GMAC”), aka Ally Financial, from 1989 until 2008, where he had significant leadership assignments in treasury, business development, controller, and special project functions, both in the U.S. and overseas. He was appointed Chief Financial Officer of GMAC in February 2004, and was instrumental in guiding GMAC to its evolution from a wholly-owned subsidiary of GM to a standalone diversified global financial services company, controlled by a consortium of investors led by Cerberus. Mr. Khattri also serves as an Advisory Director of Silver Lane Advisors LLC since 2009. Mr. Khattri is also active in philanthropic activities and most recently, he retired after nine years from the board of The Global Fund for Children, a DC-based global charity focused on creating awareness and providing support to address the needs of vulnerable children and youth. Mr. Khattri has a M.B.A. from the University of Michigan and Bachelor of Engineering from Punjab University in India.
Benjamin Gliklich, age 31, is Chief Operating Officer of Platform. Mr. Gliklich was appointed in this role in October 2015. Mr. Gliklich served previously as Vice President – Corporate Development, Finance and Investor Relations of Platform from January 2015 to October 2015 and as Director of Corporate Development from May 2014 to January 2015. Prior to joining Platform, Mr. Gliklich was a senior associate at General Atlantic, a global growth-oriented private equity firm. Earlier in his career, Mr. Gliklich was an associate in the investment banking division of Goldman Sachs & Co. Mr. Gliklich holds an A.B. Cum Laude from Princeton University and a M.B.A with distinction from Columbia Business School.
Scot R. Benson, age 54 is President of the Performance Solutions segment of Platform.  Mr. Benson joined MacDermid in 1999.  His previous positions at MacDermid included President of MacDermid Advanced Surface Finishes and Graphics Solutions from January 2013 until February 2015.  Mr. Benson also served as President of MacDermid Graphics Solutions from 2010 to 2013. Mr. Benson attended the University of Wisconsin Steven Point.
Diego Lopez Casanello, age 42, is President of the Agricultural Solutions segment of Platform. Prior to joining Platform, Mr. Casanello served as Senior Vice President and head of the Agricultural Products Division, Asia Pacific at BASF from February 2015 to January 2016. His previous positions at BASF included Senior Vice President of the Performance Chemicals Division, North America from April 2012 to January 2015 as well as CEO and Managing Director of BASF Argentina from November 2008 to March 2012. Mr. Casanello has held numerous other roles within the Agricultural Products Division of BASF, including Head of Global Marketing for Seed Treatment, Global Manager of New Business Development and Business Director for South Europe. Mr. Casanello holds a Bachelor's degree in Business Administration from the University of Hagen, Hagen, Germany.

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
Risks Relating to our Business
We may not be able to finance and/or consummate any future acquisitions or successfully integrate acquisitions into our business.
Part of our key strategy is to grow through acquisitions. Failure to consummate any future acquisitions or our failure to integrate successfully or realize the anticipated business opportunities and growth prospects from our acquisitions, including the Acquisitions, could result in unanticipated expenses and losses and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Our management may have its attention diverted while trying to integrate operations and infrastructures and the cost of integration may exceed our initial estimates. In addition, the integration process may result in the disruption of our businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect our ability to achieve the anticipated benefits of any acquisition, including the Acquisitions, and could harm our financial performance. Business relationships may also be subject to disruption as customers, suppliers and others may attempt to negotiate changes to the terms of their existing business relationships or consider entering into business relationships with parties other than us, including our competitors. Finally, realization of any benefits and cost synergies which we hope to achieve could be affected by the other risk factors described in this Annual Report and a number of factors beyond our control, including, without limitation, general economic conditions, increased operating costs, the response of competitors and suppliers and regulatory developments. Accordingly, there can be no assurance as to whether or when any benefits or cost synergies we hope to achieve will occur, or the extent to which they actually will be achieved.
In addition, we expect to finance any future acquisitions through a combination of available cash on hand, operating cash flow, availability under our Amended and Restated Credit Agreement, as well as with the proceeds from equity or debt offerings. We may not be successful in completing any equity or debt offering, and therefore we may be required to seek a number of alternative financings. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and financial performance, which could materially adversely affect our financial condition and operations.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.
Our substantial indebtedness could have important consequences. As of December 31, 2015, our total indebtedness was approximately $5.23 billion. Such substantial indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because our borrowings include instruments with variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.
In addition, our Credit Facilities and other agreements governing our outstanding debt contain covenants that restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in the best interest of our business.

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
If we are unable to make payments or refinance our debt, obtain waivers or new financing, or if holders of indebtedness elect to declare all borrowed funds due and/or to terminate their commitments for future funding, those holders could exercise their rights, including assuming control over our deposit accounts and/or commencing foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
We may need to record a significant charge to earnings if our goodwill or intangible assets arising from acquisitions become impaired, which would materially adversely affect our net income.
In accordance with U.S. GAAP, we account for our acquisitions using the purchase method of accounting, and the Acquisitions have resulted in significant goodwill and intangible assets being recognized in our Consolidated Financial Statements. These assets may become impaired in the future, which could have a material adverse effect on our future results of operations. We are required under U.S. GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually, or more frequently, if facts and circumstances warrant a review. Factors that may be considered a change in circumstances, indicating that the carrying value of our amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization and slower or declining growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets occurs, which could have a material adverse effect on our results of operations. There was no impairment of goodwill in 2015, 2014, or during the Successor 2013 period.
The failure to attract and retain key personnel, including our executive officers, or effectively manage succession, could have an adverse impact on our business, results of operations and financial condition.
Our business involves complex operations and therefore demands a leadership team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. The failure to attract and retain key personnel, or effectively manage succession, could have an adverse material impact on our result of operations. In addition, we are highly dependent on the experience and track records of our management, particularly Martin E. Franklin and Rakesh Sachdev, in successfully acquiring and managing businesses. If one or more of our executive officers were to cease to be employed by us, or if we were unable to replace them in a timely manner, our business and operating results could be adversely affected. At the end of fiscal 2015 and beginning of fiscal 2016, there were several changes made to the members of our senior leadership team, including our Chief Executive Officer and Chief Financial Officer. The effectiveness of the new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.
In addition, as a company focused on manufacturing and highly technical customer service, we rely on our ability to attract and retain skilled employees, including our specialized research and development and sales and service personnel, in order to maintain our efficient production processes, drive innovation in our product offerings and maintain our deep customer relationships. The departure of a significant number of our highly skilled employees or of one or more employees who hold key management positions could have an adverse impact on our operations, including customers choosing to follow an employee or manager to one of our competitors.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including Sarbanes-Oxley, Dodd-Frank, new SEC regulations and NYSE market rules, are creating uncertainty for public companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of managements' time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may also be harmed.
If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. GAAP. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.

As discussed in this Annual Report in Part II, Item 9A, we have identified material weaknesses in our internal control over financial reporting, and as a result we concluded, based on management's assessment, that our internal control was ineffective as of December 31, 2015. Effective internal controls are necessary for us to provide reliable and timely financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the NYSE, we could face severe consequences from those authorities. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could affect our stock price.

Even effective internal controls have inherent limitations including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the control may become inadequate because of changes in conditions or a deterioration in the degree of compliance with the policies or procedures.
In addition, our business strategy contemplates the acquisition of businesses and the operation of subsidiaries whose financial results are consolidated into our financial statements and operating reporting. As a result of these combination activities, the scope of our internal control over financial reporting is expected to expand, which will subject us to increased internal control risks, especially as newly acquired businesses are integrated into our processes. Effective internal control over financial reporting must be established and maintained in connection with these acquisitions, if any, in order for us to produce accurate and timely financial reports. Failure to do so could result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which could also likely have a negative impact on our stock price.
We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could affect the accuracy and timeliness of our financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In connection with this Annual Report, our management has performed an evaluation of our internal control over financial reporting, and concluded that our internal control and procedures were ineffective as of December 31, 2015 as a result of the following material weaknesses relating to:

•	the accounting for acquired businesses;

•	the completeness, existence and accuracy related to the accounting of income taxes; and

•
the financial close process for the Agricultural Solutions segment to ensure the timely and complete reconciliation of accounts for the CAS business, which is part of the Agricultural Solutions segment.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in this Annual Report in Part II, Item 9A, we have taken, and continue to take, numerous steps to remediate these material weaknesses and improve our internal controls over financial reporting. However, we cannot assure you that the measures we have taken to date, and are continuing to take, will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future or we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, our financial statements for one or more periods may contain material misstatements and we could be required to restate previously issued financial statements for additional periods, which may have a material adverse effect on our stock price and our ability to access the capital and lending markets.
We have restated our unaudited condensed consolidated financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended September 30, 2015.

As further described in Note 26, Restatement of Unaudited Condensed Consolidated Financial Statements (unaudited), to the Consolidated Financial Statements included in this Annual Report, during the preparation of our annual financial statements for the fiscal year ended December 31, 2015, we discovered an error related to our income tax provision for the quarter ended September 30, 2015. The error is the result of recording an unrealized loss associated with foreign currency hedges entered into in connection with the Alent Acquisition as a temporary rather than permanent difference for income tax accounting purposes. As a result, our management concluded, after discussion with Platform's independent registered public accounting firm, PricewaterhouseCoopers LLP, that we were required to restate our unaudited financial information for our third quarter ended September 30, 2015, which our Audit Committee concluded should no longer be relied upon. This Annual Report includes the restatement of our unaudited financial statements for the third quarter ended September 30, 2015 in the aforementioned Note 26. If we are required to restate previously issued financial statements for any additional periods, our reputation could be impaired which could cause a loss of investor confidence and adversely materially affect our business, operating results and financial condition.
Our substantial international operations subject us to risks not faced by domestic competitors.
Sales from international markets represent a significant portion of our net sales. Accordingly, our business is subject to increasing risks related to the different legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to our international operations include the following:

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

•
general economic and political conditions in the countries in which we operate, including fluctuations in gross domestic product, interest rates, market demand, labor costs and other factors beyond our control, could have an adverse effect on our net sales in those countries; and

•
unexpected adverse changes in foreign laws or in foreign regulatory requirements may occur, including in laws or regulatory requirements pertaining to employee benefits, the environment and health and safety.

Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the FCPA and the Bribery Act as further described below), our employees, distributors and wholesalers could take actions that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have an adverse impact on our reputation, our results of operations and our financial position.
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
We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and may significantly affect the comparability of our results between financial periods.
Our consolidated financial statements are reported in U.S. Dollars while a significant proportion of our assets, liabilities and earnings are denominated in non-U.S. Dollar currencies. As a result, we are exposed to foreign currency exchange rate fluctuations from translating certain of our foreign subsidiaries’ financial statements. Fluctuations in the value of local currencies in which we derive significant net sales may also impact the U.S. Dollar amounts reflected in our financial statements. Such U.S. Dollar amounts may obscure underlying financial trends that would be apparent in financial statements prepared on a constant currency basis or affect the comparability of our results between financial periods.
Besides currency translation risks, we incur currency transaction risk whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from their functional currency. Our foreign subsidiaries enter into foreign exchange hedges from time to time and on an on-going basis to protect against such transaction exposures. We also periodically enter into deal specific foreign exchange hedges to mitigate our acquisition-related foreign exchange exposure. However, we may not be able to hedge any risk completely or at an acceptable cost, which may adversely affect our results of operations, financial condition and cash flows in any given future reporting periods. Given the volatility of exchange rates, there can be no assurance that we will be able to effectively manage our currency transaction or translation risks or that any volatility in currency exchange rates will not have an adverse effect on our financial condition or results of operations.
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
In addition, our investments in biosolutions are risky and may not be profitable. While certain biosolutions products have been in the market for years, biosolutions as a whole is a new and evolving area without a history against which to measure growth and without an established presence in most markets. Biosolutions products work most effectively when used in combination with agrochemicals and have been used as standalone applications in areas of low pest pressure. The demand for biosolutions products is increasingly driven by the desire to increase agricultural yield and quality, coupled with heightened public concern relating to residue on crops for human consumption and feed for animals as well as public demand for new and innovative ways to address crop risks. As with any growing, evolving industry, there is a risk that adoption will not be as robust as we expect. In such circumstances, we may not achieve the anticipated level of returns on our investment in biosolutions, which could materially adversely affect our reputation, financial condition and results of operations.
The loss of independent distributors, contract manufacturers or key customers or suppliers could adversely affect our overall sales and profitability.
In our Performance Solutions segment, we have key customers, the loss of which may impair our results of operations for the affected earnings periods. The principal products purchased by such customers are surface finishing chemicals and solid sheet printing elements. In addition, we use a variety of specialty and commodity chemicals in our manufacturing processes. Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels (especially for raw materials derived from petrochemical based feedstocks). In some cases, we are limited in our ability to purchase certain raw materials from other suppliers by our supply agreements which contain certain minimum purchase requirements. Additionally, as our supply contracts expire, we may not be able to renew such contracts on terms favorable to us. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increase significantly.

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
Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights and the rights to our proprietary processes, methods, compounds and other technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies. We rely on commonly used legal and business protections, but we may be unable to prevent third-parties from using our intellectual property and other proprietary information without our authorization, particularly in countries where the laws do not protect our proprietary rights to the same degree as in the United States. In addition, a vigorous prosecution of an infringement claim is not always cost effective or practical.
In some cases, we rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise.
In addition, we rely on both registered and unregistered trademarks to protect our name and brands. Failure to adequately maintain the quality of our products and services associated with our trademarks or any loss to the distinctiveness of our trademarks may cause us to lose certain trademark protection. Further, competitors may infringe our trademarks, potentially resulting in litigation.
Finally, the failure to protect our intellectual property and other proprietary information (including unsuccessful enforcement proceedings) could have a material adverse effect on our competitive advantages and/or our business, results of operations and share price.
We may experience claims that our products infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.
We seek to improve our business processes and develop new products and applications. Many of our competitors have a substantial amount of intellectual property that we must continually monitor to avoid infringement. We may experience claims that our processes and products infringe issued patents (whether present or future) or other intellectual property rights belonging to others. From time to time, we oppose patent applications that we consider overbroad or otherwise invalid in order to maintain the ability to operate freely in our various business lines without the risk of being sued for patent infringement. If, however, patents are subsequently issued on any such applications by other parties, or if patents belonging to others already exist that cover our products, processes or technologies, we could experience claims of infringement or have to take other remedial or curative actions to continue our production and sales activities with respect to one or more products. Further, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.
In addition, many of our products directly or indirectly are offered as presenting critical performance attributes, which expose us to a greater risk of product liability claims. If a person were to bring a product liability suit against one of our customers, that customer may in turn attempt to seek damage compensation from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments could have a material adverse effect on our financial condition or results of operations. While we endeavor to protect ourselves from such claims and exposures in our contractual negotiations (including through indemnification provisions), we cannot assure you that our efforts in this regard will ultimately protect us from any such claims.
We depend upon our information technology systems, which if they do not perform adequately may disrupt our business operations.
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
Our net sales and gross profit vary among our products, customers and markets, and therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, customer and geographic mix reflected in that period’s net sales. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory conditions, severe weather and other factors may also result in reductions in revenue or pressure on the gross profit margins of certain segments in a given period.
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
Adverse weather conditions, as well as seasonality, may cause fluctuations in the revenue and operating results of our Agricultural Solutions business.
Sales volumes for agrochemical products, like all agricultural products, are subject to the sector’s dependency on weather and disease and pest infestation conditions. Adverse weather conditions and natural disasters such as storms, hurricanes, tsunamis, hail, tornadoes, freezing conditions, extreme heat, drought and floods in a particular region could have a material adverse effect on our Agricultural Solutions business. The agricultural industry, including our Agricultural Solutions business, may also be adversely affected by global climate change and its impact on weather conditions such as changes in precipitation patterns and the increased frequency of extreme weather events.
In addition, our agrochemical operations are seasonal, with a greater portion of total net revenue and operating income occurring in the second and fourth quarters. As a result of seasonality, any factors that would negatively affect our second and fourth quarter results in any year, including severe weather conditions and natural disasters that affect decisions by our customers and end-users about the types and amounts of agrochemicals and biosolutions products to purchase and the timing of use of such products, could have an adverse impact on the results of operations, financial condition and results of operations of our Agricultural Solutions business for the entire year.
Global economic conditions may adversely affect our net sales, gross profit and financial condition and result in delays or reductions in our spending, which could have a material adverse effect on us.
Our products are sold in industries that are sensitive to changes in general economic conditions, including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling industries. Accordingly, our net sales, gross profit and financial condition depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete. In particular, weak economic conditions in parts of China and South America may have an adverse effect on our results. A delay or a reduction in customer spending due to an economic downturn would reduce demand for our products and services and, consequently, could have a material adverse effect on our business, financial condition and results of operations.
Industry trends and characteristics may cause significant fluctuations in our results of operations and cash flows and have a material adverse effect on our financial condition.
We believe that the specialty chemical industry in general, and the printing industry in particular, are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product lifecycles, raw material price fluctuations and changes in product supply and demand. The specialty chemical industry is currently being affected by globalization and a shift in customers’ businesses while the printing industry is currently shrinking. The trends and characteristics in these industries may cause significant fluctuations in our results of operations and cash flows and have a material adverse effect on our financial condition.
Our specialty chemicals are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our specialty chemicals unnecessary, which would reduce the demand for those chemicals. We have had, and may continue to have, customers that find alternative materials or processes and therefore no longer require our products, which had and may continue to have a material adverse effect on our business, financial condition and results of operations.
We face intense competition, and our failure to compete successfully may have an adverse effect on our net sales, gross profit and financial condition.
We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements. We also encounter competition from numerous and varied competitors in all areas of our business. Many of our competitors have longer operating histories, significantly greater resources, greater brand recognition, and a larger base of customers than us in one or more of the markets in which we sell our products. As a result, such competitors may be able to devote greater resources to the research and development, manufacturing, formulation, promotion, or sale of their products, receive greater resources and support from independent distributors, initiate or withstand substantial price competition, or more readily take advantage of acquisition or other opportunities. Further consolidation within our industry or other changes in the competitive environment, such as the merger of E.I. du Pont de Nemours and Company and The Dow Chemical Company, could result in larger competitors that compete with us on several levels.
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
Chemical manufacturing is inherently hazardous and may result in accidents, which may disrupt our operations or expose us to significant losses or liabilities.
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations.

Our research and development, manufacturing, formulating and packaging activities involve the use of hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate hazardous materials in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. We are dependent on the continued operation of our production facilities (including third-party manufacturing on a tolling basis), and the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition and results of operations.
Our operations currently use, and have historically used, hazardous materials and generate, and have historically generated, quantities of hazardous waste. Alent, for example, is subject to regulatory oversight and investigation, remediation, and monitoring obligations at its current and former Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as analogous foreign laws. In particular, Alent is subject to ongoing obligations at active sites in the U.S. and is conducting closure activities pursuant to the RCRA at several sites in the U.S. The costs and liabilities associated with these issues may be substantial and may materially impact the financial health of our company.
We may incur material costs relating to environmental and health and safety requirements or liabilities, which could have a negative impact on our results of operations and cash flows.
We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning the environment and the generation, use, handling, storage, transportation, treatment and disposal of hazardous waste and other materials. Our operations bear the risk of violations of those laws and sanctions for violations such as clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, fines for natural resource damage, and payments for property damage and personal injury. Additionally, those requirements, and enforcement of those requirements, may become more stringent in the future. The ultimate cost of compliance with any such requirements could be material. We have incurred, are incurring and will in the future incur, costs and capital expenditures in complying with environmental, health and safety laws and regulations. Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in compliance with all of those requirements.
At any given time, we may be involved in claims, litigation, administrative proceedings, settlements and investigations of various types in a number of jurisdictions involving potential environmental liabilities. In particular, we are currently involved in various investigations due to historic operations. Liability under some environmental laws relating to contaminated sites can be joint and several and imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination. Some of our formulating and manufacturing facilities have an extended history of chemical formulating and manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations. Ultimate environmental costs are difficult to predict and may vary from current estimates and reserves. The discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in significant additional costs.
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

Certain of our products may be subject to various export control regulations and exports may require a license from the U.S. Department of State or the U.S. Department of Commerce.
Companies must comply with various laws and regulations relating to the export of products, services, and technology. In the United States, these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the International Traffic in Arms Regulations (ITAR), administered by the U.S. Department of State’s Directorate of Defense Trade Controls. Some of our products or technology may have military or strategic applications governed by the ITAR or represent so-called “dual use” items governed by the EAR. As a result, these products may require government licenses to be exported to certain jurisdictions or persons. Any failure to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, which could result in a material adverse effect on our results of operations and financial conditions.
Historically, we have contested significant tax assessments and we are likely to contest additional tax assessments in the future.
We have a large and complex international tax profile. From time to time, certain of our subsidiaries have received tax assessments for significant amounts from the tax authorities of the countries in which they operate, especially in Brazil. We are currently contesting tax assessments in several administrative and legal proceedings, and our challenges are at various stages. If determined adversely, these proceedings may have an adverse impact on our business, results of operations or financial condition. In addition, in some jurisdictions, challenges to tax assessments require the posting of a bond or security for the contested amount, which may reduce our flexibility in operating our agrochemicals business.
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
We are subject to the FCPA, the Bribery Act, and other anti-corruption laws that generally prohibit companies, directors, officers, employees, and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. Under many of these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Certain anti-corruption laws, including the Bribery Act, also prohibit commercial bribery and the receipt of bribes, while others, such as the FCPA, require companies to maintain accurate books and records and adequate internal controls. Certain of the jurisdictions in which we conduct business are perceived to have a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. We also count governments among our customers, which increases our risks under the FCPA, the Bribery Act and other laws. Our businesses prohibit bribery and unethical conduct, but these policies may not prevent our employees or agents from violating these laws. Failure by us or our intermediaries to comply with applicable anti-corruption laws, governmental authorities in the United States or elsewhere, as applicable, may result in civil and/or criminal penalties against us, our officers or our employees, prohibition on the conduct of our business, which could all damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
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
Numerous laws regulating the production and marketing of chemical substances govern us. Dozens of substances manufactured, imported, and used by us are regulated under the European Union REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals) regulation and similar laws in other jurisdictions. We will need to submit a registration for many of these substances between now and June 1, 2018, and the costs associated with these registrations could be substantial. Moreover, if a registration application was, or in the future is, not submitted by any applicable deadline, our ability to sell those products may be negatively impacted until the registration process has been completed. In addition, we manufacture, process and/or use substances regulated under the REACH regulation’s Substances of Very High Concern (SVHC) program. Impacts of regulation under this program could include requirements to discontinue certain product lines and to reformulate others, which could materially alter our marketplace position or otherwise have a material financial effect on our revenues. We also have several product lines that currently rely on lead-based solder and many others that historically did so. Legal claims have been brought alleging harmful exposures or contamination as a result of lead-based solder, and it is possible that we may face additional claims in the future. Some of the laws and regulations applicable to us have changed in recent years to impose new obligations that could also force us to reformulate or discontinue certain of our products. As one example, European Union laws are now requiring a regulatory assessment of plant protection products which contain an active ingredient listed as a “candidate for substitution”; based on this assessment, the European Commission or an individual member state may decide not to authorize the product for continued sale. To comply with these laws, we may need to alter our product lines, which could lead to a material adverse effect on our results of operations.
Our agrochemical and biosolutions products are subject to technical review and approval by government authorities in each country where we wish to sell our products. The regulatory requirements are complex and vary from country to country. They are also subject to frequent changes as new data requirements arise in response to scientific developments. Although the approval process, referred to as “registration,” varies from country to country, all processes generally mandate periodic product reviews, referred to as “re-registration,” which can often result in the requirement to generate new data and could result in either restrictions being placed on the permissible uses of the product going forward or in a refusal by the relevant government authority to grant a re-registration for the product altogether. Notably, scientific developments often result in new data requirements under these regulatory directives, laws and/or regulations, thereby impacting both the scope and timing of the process as well as the likelihood of a registration or re-registration being granted by the relevant government authority. Globally, a large number of AIs in our agrochemical products are currently or will soon be subject to such re-registration processes which may result in products having their approval for sale withdrawn in some countries. We cannot assure you that registrations will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain those registrations, would adversely affect our ability to generate revenue from those products.
Compliance with government regulations regarding the use of “conflict minerals” may result in increased costs and risks.
As part of Dodd-Frank, the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The EU and other foreign jurisdictions may in the future also enact rules regarding conflict minerals, which could potentially cover additional minerals and locations where minerals originate. We are currently in the process of evaluating the use of conflict minerals in the products formulated by the legacy Arysta, Alent and the OMG Businesses, and could incur significant costs related to implementing a process that will meet the mandates of Dodd-Frank. Our material sourcing is broad-based and multi-tiered, and due to the complexity of our supply chain we may not be able to easily verify the origins of conflict minerals used in the products we sell. Any non-compliance with the applicable standards or regulations may result in reputational challenges and affect our financial condition, operations or future operating results.
We may be unable to ensure compliance with international trade restrictions and economic sanctions laws and regulations, which could adversely affect our business, results of operations, and financial condition.
We have operations, assets and/or make sales in countries all over the world, including countries that are or may become the target of the United States and other countries’ trade restrictions, including economic sanctions, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to U.S. Economic Sanctions Laws. Given the breadth of our international operations and the scope of our sales globally, including via third party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws, there can be no assurance that we have been in the past or will at all times in the future be in full compliance. If we fail to comply with Economic Sanctions Laws, investigations and/or actions could be taken against us that could materially and adversely affect our reputation or have a material and adverse effect on our business, results of operations and financial condition.

Risks Relating to Ownership of our Common Stock
We have numerous equity instruments outstanding that could require us to issue additional shares of common stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.
We have numerous equity instruments outstanding that could require us to issue additional shares of our common stock. Depending on the equity instrument, these additional shares may either be issued for no additional consideration or based on a fixed amount of additional consideration. Specifically, as of December 31, 2015, we had outstanding the following:

•	2,000,000 shares of Series A Preferred Stock which are convertible into shares of our common stock, on a one-for-one basis, at any time at the option of the holder;

•
600,000 shares of Series B Convertible Preferred Stock, issued in connection with the Arysta Acquisition, which are convertible into 22,107,590 shares of our common stock at any time at the option of the Arysta Seller. Each share of Series B Convertible Preferred Stock that has not previously been converted into shares of common stock will be automatically redeemed in connection with certain mergers or consolidations, the sale of all or substantially all of the assets of Platform and its subsidiaries, the sale of certain subsidiaries of Platform or a dissolution, liquidation or termination of Platform. On April 20, 2017, we will be required to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above;

•	8,061,609 exchange rights which require us to issue shares of our common stock in exchange for shares of common stock of PDH, on a one-for-one basis, at any time at the option of the holder;

•	175,000 options which are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder; and

•	831,436 RSUs which were granted to employees under our 2013 Plan. Each RSU represents a contingent right to receive one (1) share of our common stock.
We have approximately 14,302,772 shares of our common stock currently available under the 2013 Plan, net of the RSUs noted above (subject to increase in accordance with the terms of such plan) and an additional 5,123,315 shares of our common stock currently available under the ESPP.
In addition, the holders of our Series A Preferred Stock are entitled to receive an annual dividend on their Series A Preferred Stock in the form of shares of our common stock. For 2015, no stock dividend was declared with respect to their Series A Preferred Stock. Since December 31, 2014, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) previously used in calculating the Series A Preferred Stock dividends. In 2014, the dividend price was $22.85. Such issuance of common stock as stock dividend in the future could have a dilutive impact on, and reduce the value of, our outstanding common stock.
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
Volatility of our stock price could adversely affect our stockholders.
The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of management, securities analysts or investors in a particular period;

•	the failure to remediate identified material weaknesses;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and securities price performance of companies that investors deem comparable to us;

•	news reports and publication of research reports relating to our business or trends in our markets;

•	changes in laws and regulations affecting our businesses;

•	announcements or strategic developments, acquisitions and other material events by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	adverse market reaction to any additional debt we incur in the future;

•	the failure to identify and complete acquisitions in the future or unexpected difficulties or developments related to the integration of recently completed, pending or future acquisitions;

•	actions by institutional stockholders;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	the risk factors set forth in this Annual Report and other matters discussed herein.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate offices are located in a leased facility in West Palm Beach, Florida.  At December 31, 2015, our global footprint totaled approximately 8.2 million square feet, of which approximately 6.2 million was owned and 2.0 million was leased. Out of our total global footprint, approximately 1.3 million square feet is located in the United States, and the remaining 6.9 million square feet represents our international locations, primarily in Asia, Europe and South America. Our physical presence includes 62 manufacturing sites, 13 of which include research facilities, and 15 stand-alone research centers. Among our two business segments, Performance Solutions utilizes approximately 66% of the global footprint and Agricultural Solutions utilizes approximately 34%.
We believe that all of our facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes.  See Note 4, Property, Plant and Equipment, to the Consolidated Financial Statements, which discloses amounts invested in land, buildings and machinery equipment, and Note 15, Operating Lease Commitments, to the Consolidated Financial Statements, which discloses the Company’s operating lease commitments.
Item 3. Legal Proceedings
In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, product liability claims, contractual disputes, premises claims, and employment, and environmental, health and safety matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
For more information regarding certain proceedings and their possible effects on our business, see Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this Annual Report, under the headings Environmental Liabilities and Legal Proceedings, which are incorporated herein by reference.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the NYSE under the symbol “PAH” since January 23, 2014. As of March 4, 2016, there were approximately 385 registered holders of record of our common stock, par value $0.01 per share. On March 4, 2016, the last recorded sales price of our common stock was $7.94.
The following table sets forth the closing high and low sales prices of our common stock as reported on the NYSE for the periods indicated:

	2015		2014
Period	High	Low	High	Low
First Quarter (1)	$27.05	$20.71	$21.82	$13.83
Second Quarter	28.35	24.90	28.70	19.38
Third Quarter	26.00	12.06	27.85	24.71
Fourth Quarter	14.84	10.12	27.74	20.97
(1) First quarter 2014 represents the period of January 23, 2014 (our first day of trading on the NYSE) to March 31, 2014.
Prior to our Domestication, our ordinary shares (which were converted into shares of common stock upon the Domestication) were listed on the London Stock Exchange under the ticker symbol “PAH” in U.S. Dollars.  Our shares began trading on the London Stock Exchange on May 17, 2013 and were traded until October 10, 2013 when trading was halted due to the announcement of the then-pending MacDermid Acquisition.  The following table sets forth the closing high and low sales prices of our ordinary shares as reported on the London Stock Exchange for the periods indicated:

	2013
Period	High	Low
Second Quarter 2013 (May 17, 2013 to June 30, 2013)	$11.00	$10.05
Third Quarter 2013	10.80	10.13
Fourth Quarter 2013 (through October 10, 2013)	10.60	10.46
Dividends
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes. Our Amended and Restated Credit Agreement and the indentures governing our Senior Notes also contain restrictions which may prohibit or limit our ability to pay dividends. As a holding company, our ability to pay dividends is highly dependent on receipts of funds from our subsidiaries.  See Part I, Item 1A.—Risk Factors— "We operate as a holding company and our principal source of operating cash is income received from our subsidiaries."
The holders of our Series A Preferred Stock are entitled to receive an annual dividend on their Series A Preferred Stock in the form of shares of our common stock.  For 2015, no stock dividend was declared with respect to the Series A Preferred Stock. Since December 31, 2014, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) previously used in calculating the Series A Preferred Stock dividends. In 2014, the dividend price, which was the only dividend price used to date, was $22.85.
Other than with respect to our Series A Preferred Stock, no dividend or distribution may be declared or paid or set aside for payment on all or substantially all the outstanding shares of any other series of preferred stock or common stock without the prior vote or written consent of the holders of at least a majority of the shares of Series B Convertible Preferred Stock then outstanding, voting separately as a single class, for as long as any shares of Series B Convertible Preferred Stock are outstanding.
On October 27, 2015, we further amended the Arysta share purchase agreement, dated October 20, 2014, and agreed with the Original Arysta Seller and the Arysta Seller (as holders of at least a majority of shares of Series B Convertible Preferred Stock) to extend the maturity date of the Series B Convertible Preferred Stock from October 20, 2016 to April 20, 2017 (or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are redeemed by Platform). We also agreed to pay the Original Arysta Seller and the Arysta Seller an incremental payment of $4.0 million per month from the original maturity date (October 20, 2016) to the extended maturity date (April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are redeemed by Platform).
In addition to the restrictions described above, we may become subject to additional covenants should we incur any additional indebtedness, which may prohibit or further limit our ability to pay dividends.
Performance Graph
The following performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.
This graph compares cumulative total stockholder return on our common stock from January 23, 2014 (first day of trading on the NYSE) through December 31, 2015 with the cumulative total return of (i) the Standard and Poor's 500 Index, and (ii) the S&P 500 Specialty Chemicals Index, assuming a $100 investment made on January 23, 2014 (our first day of trading on the NYSE). The stock performance shown on this graph is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

Equity Compensation Plan Information
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference in Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
On December 2, 2015, we issued 18,419,738 shares of Platform's common stock to Alent shareholders in connection with the consummation of the Alent Acquisition. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 3(a)(10) thereof, and were previously reported by Platform in reports filed with the SEC.
Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases
None.
Item 6. Selected Financial Data
 Platform’s Selected Consolidated Financial Information
The following table presents selected consolidated historical financial data for us and our Predecessor as of the dates and for each of the periods indicated.  The selected consolidated historical data as of and for the years ended December 31, 2015 and 2014, and the Successor 2013 Period have been derived from our audited consolidated financial statements. The selected consolidated historical data as of and for the Predecessor 2013, 2012 and 2011 Periods have been derived from audited consolidated financial statements of our Predecessor. The selected consolidated historical financial data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented.  The selected historical consolidated financial data included below and elsewhere in this Annual Report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Financial Statements and Supplementary Data” included in Part II, Item 8 of this Annual Report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report.

(amounts in millions, except per share data)	Year Ended December 31, 2015		Year Ended December 31, 2014		Period from Inception (April 23, 2013) to December 31, 2013		Period from January 1, 2013 to October 31, 2013		Year Ended December 31, 2012	Year Ended December 31, 2011
	(Successor)		(Successor)		(Successor)		(Predecessor)		(Predecessor)	(Predecessor)
Statement of Operations Data
Net sales	$2,542.3		$843.2		$118.2		$627.7		$731.2	$728.8
Gross profit	991.9		396.6		35.7		322.8		355.1	340.5
Operating profit (loss)	71.6	(1)	9.5	(2)	(195.6)	(3)	91.7	(4)	115.1	55.9
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares	(229.3)	(1)	(30.9)	(2)	(201.4)	(3)	26.5	(4)	71.0	11.3
Income tax (expense) benefit	(75.1)		6.7		5.8		(13.0)		(24.7)	(10.0)
Net (loss) income	(304.4)	(1)	(24.2)	(2)	(195.6)	(3)	13.5	(4)	46.3	1.4
Basic loss per share	$(1.52)	(1)	$(1.94)	(2)	$(2.10)	(3)	n/a		n/a	n/a
Diluted loss per share	$(1.52)	(1)	$(1.94)	(2)	$(2.10)	(3)	n/a		n/a	n/a
	December 31, 2015		December 31, 2014		December 31, 2013		October 31, 2013		December 31, 2012	December 31, 2011
	(Successor)		(Successor)		(Successor)		(Predecessor)		(Predecessor)	(Predecessor)
Balance Sheet Data
Cash & cash equivalents	$432.2		$397.3		$123.0		$87.1		$143.4	$113.5
Working capital (5)	1,208.1		1,335.8		263.8		170.1		246.4	214.5
Total assets	10,190.2		4,547.3		2,258.5		1,172.0		1,225.9	1,209.4
Total debt	5,228.3		1,405.6		750.6		1,107.4		712.6	732.3
Total equity (deficit)	2,273.3		2,552.6		1,115.1		(200.0)		272.4	241.8
Comparability of the table above is affected by the following acquisitions: Alent in December 2015, the OMG Businesses in October 2015, Arysta in February 2015, CAS in November 2014, Agriphar in October 2014, and MacDermid in October 2013. See Note 2, Acquisitions of Businesses, to the Consolidated Financial Statements for additional disclosure.
(1)  In addition to the consolidation impact of the 2015 acquisitions and related valuation of intangible assets, the results presented include the following significant items affecting comparability for the year ended December 31, 2015:

•	Purchase accounting adjustment of $76.5 million charged to cost of sales for the manufacturer’s profit in inventory;

•	Transaction related costs, primarily comprised of professional fees, of $92.9 million;

•	Acquisition integration costs of $54.8 million primarily related to severance, professional and consulting fees.

•
Interest expense of $223 million primarily related to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the acquisitions; and

•	Fair value loss on foreign exchange forward contract related to the Alent Acquisition of $73.7 million charged to other expenses.
(2)  In addition to the consolidation impact of the 2014 acquisitions and related valuation of intangible assets, the results presented include the following significant items affecting comparability for the year ended December 31, 2014:

•	Purchase accounting adjustment of $35.5 million charged to cost of sales for the manufacturer’s profit in inventory;

•	Transaction related costs, primarily comprised of professional fees, of $47.8 million;

•
Interest expense of $38.7 million primarily related to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund acquisitions; and

•	Non-cash mark-to-market charge related to the contingent consideration in connection with the MacDermid acquisition of $29.1 million.
(3)  The results presented include the following significant items affecting comparability in the Successor 2013 Period:

•	Non-cash charge related to the preferred share dividend rights of the Founders entities of $172 million;

•	Purchase accounting adjustment of $23.9 million charged to cost of sales for the manufacturer’s profit in inventory; and

•	Transaction related costs, primarily comprised of professional fees, of $15.2 million.
(4)  The results presented include the following significant items affecting comparability in the Predecessor 2013 Period:

•
Transaction related costs primarily for professional fees and fees paid to Predecessor stockholders resulting from management fees payable in conjunction with consummation of  the MacDermid Acquisition of $16.9 million; and

•	Deemed compensation expense related to pre-acquisition share awards of approximately $9.3 million.
(5)  Working capital is defined as current assets less current liabilities.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition and results of operations during the periods ended December 31, 2015, and 2014, and the Successor and Predecessor 2013 Periods.  We did not own MacDermid during the Predecessor 2013 Period.  This discussion should be read in conjunction with“Financial Statements and Supplementary Data,” included in Part II, Item 8 of this Annual Report,“Selected Financial Data” included in Part II, Item 6 of this Annual Report, and our audited consolidated financial statements and notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. We generally identify forward-looking statements by words such as “anticipate,” “estimate,” “expect,” “intend,” “project,” “plan,” “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “will,” “should,” “can have,” “likely” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A.—Risk Factors and elsewhere in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We expressly disclaim any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by applicable securities laws and regulations. Historical results are not necessarily indicative of the results expected for any future period.
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are “non-U.S. GAAP financial measures” within the meaning of Item 10 of Regulation S-K. Such non-U.S. GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the Alent, OMG, Arysta, CAS and Agriphar Acquisitions from all periods presented and foreign currency translations. We have presented both U.S. GAAP and adjusted financial information to better provide investors with measures that allow them to more readily compare our performance, including, among other things, giving investors additional information regarding our organic performance without giving effect to the Alent, OMG, Arysta, CAS and Agriphar Acquisitions. However, investors should not consider these non-U.S. GAAP financial measures as a substitute for the financial information that we report in accordance with U.S. GAAP. This section contains a reconciliation of each such non-U.S. GAAP financial measure to the unadjusted financial measure based on U.S. GAAP.
Overview
We are a global, diversified producer of high technology specialty chemical products.  Our business involves the formulation of a broad range of solutions-oriented specialty chemicals, which are sold into multiple industries, including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.
As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting Platform’s “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. As of December 31, 2015, we have completed the following acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1,

2014, the CAS Acquisition on November 3, 2014, the Arysta Acquisition on February 13, 2015, the OMG Acquisition on October 28, 2015, and the Alent Acquisition on December 1, 2015.
Summary of Significant 2015 Activities

•
In December 2015, we completed the Alent Acquisition by acquiring all the issued shares of Alent for approximately $1.74 billion in cash and 18,419,738 shares of our common stock to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. Alent is a global supplier of specialty chemicals and engineered materials used primarily in automotive and industrial applications, electronics and a supplier of high performance consumable products and services.

•
In December 2015, we entered into Amendment No. 4, which further amended our Amended and Restated Credit Agreement in order to (i) borrow approximately $1.05 billion (less original issue discount of 2%) through the establishment of the Alent U.S. Dollar Tranche B-3 Term Loan and approximately €300 million (less original issue discount of 2%) through the establishment of the Alent EURO Tranche C-2 Term Loan, and (ii) increase our Revolving Credit Facility from $325 million to $500 million, which borrowings were used to fund a portion of the cash consideration for the Alent Acquisition.

•
In November 2015, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States pursuant to Regulation S under the Securities Act. The proceeds of this offering were used to fund a portion of the cash consideration for the Alent Acquisition.

•
In October 2015, we completed the OMG Acquisition for a total purchase price of approximately $237 million, net of acquired cash and subject to purchase price adjustments. OMG’s Electronic Chemicals business is similar to the legacy MacDermid electronic chemical and surface treatment businesses, as it develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.

•
In June 2015, we completed the June 2015 Equity Offering of 18,226,414 shares of our common stock, which resulted in gross proceeds of approximately $483 million, before deducting underwriting discounts and commission and offering expenses. The June 2015 Equity Offering was a registered offering with the SEC. All of the shares sold in this offering were sold by Platform, and the proceeds were used to fund working capital and acquisition activity, including the consideration and fees paid for the OMG Acquisition.

•
In February 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in net cash and the issuance of $600 million of Series B Convertible Preferred Stock. Arysta is a leading global provider of crop solutions with expertise in agrochemical and biological products.

•
In February 2015, we entered into Amendment No. 3, which further amended our Amended and Restated Credit Agreement in order to borrow an additional $500 million (less original issue discount of 1%) through the establishment of the Arysta U.S. Dollar Tranche B-2 Term Loan, €83.0 million (less original issue discount of 2%) through the establishment of the Arysta EURO Tranche C-1 Term Loan, and $160 million through an increase to our Revolving Credit facility, which borrowings were used to fund a portion of the cash consideration for the Arysta Acquisition.

•
In February 2015, we completed the February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 (plus original issue premium of $1.0 million) and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain persons outside of the United States pursuant to Regulation S under the Securities Act. The proceeds of this offering were used to fund a portion of the cash consideration for the Arysta Acquisition.

Recent Developments
Rakesh Sachdev joined Platform on January 5, 2016 as our new Chief Executive Officer.  The Board also appointed Mr. Sachdev to serve as a Director on Platform's Board. Mr. Sachdev joins Platform with more than 28 years of management experience at leading public companies having most recently served as President and Chief Executive Officer of Sigma-Aldrich Corporation since 2010 through its recent acquisition by Merck KGaA. His previous positions at Sigma Aldrich included Vice President and

Chief Financial Officer as well as Chief Administrative Officer. Earlier in his career, Mr. Sachdev held numerous senior management positions at ArvinMeritor, Inc. and Cummins Inc.
In addition, Diego Lopez Casanello joined Platform on February 1, 2016 as President of our Agricultural Solutions segment. Mr. Casanello joins Platform with over 20 years of experience at global diversified chemicals manufacturer BASF, having most recently served as Senior Vice President and head of the Agricultural Products Division, Asia Pacific. His previous positions at BASF included Senior Vice President of the Performance Chemicals Division, North America, as well as CEO and Managing Director of BASF Argentina. Mr. Casanello has held numerous other roles within the Agricultural Products Division of BASF, including Head of Global Marketing for Seed Treatment, Global Manager of New Business Development and Business Director for South Europe.
On January 31, 2016, we completed the acquisition from Apollo of a subsidiary of OMG located in Malaysia for an aggregate purchase price of approximately $125 million, subject to purchase price adjustments. The acquired entity will be included in the Company's Performance Solutions business segment.
On March 10, 2016, the Audit Committee of the Board and our management concluded, after discussion with Platform's independent registered public accounting firm, PricewaterhouseCoopers LLP, that our unaudited financial information for the quarter ended September 30, 2015 should no longer be relied upon as a result of an error related to our income tax provision for the quarter ended September 30, 2015. This Annual Report includes the restatement of our unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and the unaudited Condensed Consolidated Balance Sheet as of September 30, 2015. See Note 26, Restatement of Unaudited Condensed Consolidated Financial Statements (unaudited), to the Consolidated Financial Statements included in this Annual Report.
In connection with the implementation of internal controls at Arysta, a newly acquired subsidiary, we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate.  We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA.  We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and we are fully cooperating with these governmental authorities as the investigation continues and as they review the matter. Although the internal investigation is ongoing, based on the results to date, management does not currently believe that the amount of the payments in question, or any revenue or operating income related to those payments, are material to our business, results of operations, financial condition or liquidity.
Acquisitions
Consistent with our historical acquisition strategy, to the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, niche leading positions and products that generate recurring revenue. We believe the diversity of the niche-end markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles and mitigate the impact of a downturn in any single market. However, there can be no assurance that we will complete an acquisition in any given year or that any such acquisition will be significant or successful. We will only pursue a candidate when it is deemed to be fiscally prudent and that meets our acquisition criteria. We anticipate that any future acquisitions would be financed through a combination of cash on hand, operating cash flow, availability under our Amended and Restated Credit Agreement and/or new debt or equity offerings.

2015 Activity
Alent Acquisition -- On December 1, 2015, we completed the Alent Acquisition by acquiring all the issued shares of Alent for approximately $1.74 billion in cash and 18,419,738 shares of our common stock issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. Alent is a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive and industrial applications, and a supplier of high performance consumable products and services. Alent's business is included in our Performance Solutions business segment, which now combines the legacy MacDermid operations, Alent's Enthone Surface Chemistries and Alpha Assembly Materials businesses, and the OMG Businesses. This business combination is expected to pool the experience and resources of each legacy company and unify sales strategies in order to improve processes, drive innovation and deliver high-quality products and services at every stage of the supply chain.
We financed the Alent Acquisition with (i) available cash on hand, (ii) the proceeds from the November 2015 Notes Offering of $500 million aggregate principal amount of 10.375% USD Notes due 2021, and (iii) additional borrowings of $1.05 billion (less original issue discount of 2%) through the establishment of the Alent U.S. Dollar Tranche B-3 Term Loan, approximately €300 million (less original discount of 2%) through the establishment of the Alent EURO Tranche C-2 Term Loan, and $115 million under our increased U.S. Dollar Revolving Credit Facility.
OMG Acquisition -- On October 28, 2015, we completed the OMG Acquisition for a total purchase price of approximately $237 million in cash, net of acquired cash, subject to purchase price adjustments. The acquired OMG Businesses are included in our Performance Solutions business segment. We believe the OMG Businesses are in line with our business strategy of growing into niche markets. OMG’s Electronic Chemicals business is similar to the legacy MacDermid electronic chemical and surface treatment businesses, as it develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.
We financed the OMG Acquisition with the proceeds from the June 2015 Equity Offering.
Arysta Acquisition -- On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and certain post-closing working capital and other adjustments, and the issuance of $600 million of Series B Convertible Preferred Stock. The legacy Arysta business is included in our Agricultural Solutions business segment. Arysta has a solutions-oriented business model which focuses on product innovation to address grower needs, complementing the legacy Agriphar's and CAS businesses. We acquired Arysta to expand our presence in the agrochemical business and our offering of products and solutions utilizing globally managed patented, proprietary off-patent agrochemical AIs and biosolutions, as well as off-patent agrochemical products.
We financed the Arysta Acquisition with (i) available cash on hand, (ii) the proceeds from the February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, and (iii) additional borrowings of $500 million (less original issue discount of 1%) through the establishment of the Arysta U.S. Dollar Tranche B-2 Term Loan, €83.0 million (less original discount of 2%) through the establishment of the Arysta EURO Tranche C-1 Term Loan, and $160 million under our increased U.S. Dollar Revolving Credit Facility.
2014 Activity
CAS Acquisition -- On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, 2,000,000 shares of our common stock and the assumption of certain liabilities by Platform. Legacy CAS was a niche provider of seed treatments and agrochemical products for a wide variety of crop protection applications in numerous geographies.
We financed the CAS Acquisition with a combination of available cash on hand and borrowings under an increase in term loans of approximately $389 million ($256 million of which is denominated in Euro), $60.0 million under our U.S. Dollar Revolving Credit Facility and €55.0 million ($68.7 million) under our multicurrency Revolving Credit Facility pursuant to our Amended and Restated Credit Agreement.
Agriphar Acquisition -- On October 1, 2014, we completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018, unless agreed otherwise in accordance with the terms of the acquisition agreement.  Legacy Agriphar was a European crop protection group supported by a team of researchers and regulatory experts which provided a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe.

We financed the Agriphar Acquisition with proceeds from the Incremental Amendment No. 1 and available cash on hand.
2013 Activity
MacDermid Acquisition -- On October 31, 2013, we completed the MacDermid Acquisition, and concurrently changed our name to “Platform Specialty Products Corporation.”  The total consideration for the MacDermid Acquisition and the Exchange Agreement was approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then existing first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation, which consideration was paid through a combination of both equity interests and cash.
We financed the MacDermid Acquisition with proceeds from our Initial Public Offering and the Warrant Exchange Offer, as well as borrowings under Amendment No.1 to our Amended and Restated Credit Agreement.

Our Business
Our business involves the formulation of a broad range of solutions-oriented specialty chemicals which are sold into multiple industries including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.
We generate revenue through the formulation and sale of our dynamic chemistries and by providing highly technical service to our customers through our extensive global network of specially trained service personnel.  Our personnel work closely with our customers to ensure that the intricate chemical composition and function of our products are maintained as intended while ensuring that these products are applied safely and effectively by users globally.  For example, a customer in our Performance Solutions segment will engage us to manufacture and sell a product consisting of a process composed of eight successive chemical baths, each of which is made up of our specialty chemicals, in order to enhance the overall performance of that customer’s circuit boards.   In our Agricultural Solutions segment, our “Aplique Bem” stewardship program focuses on teaching growers to apply agrochemicals safely and cost-efficiently. This program started in Brazil in partnership with the Institute of Agriculture, Campinas (IC) and rapidly expended into Latin America, Africa and Asia. This high quality customer service is also complemented by a close proximity to our global customers' local sites, enabling access to key growth markets. For example, we have developed state-of-the-art facilities in São Paulo, Brazil and Suzhou, China.
In addition, we leverage our close customer relationships to execute our growth strategy by working directly with our customers to identify opportunities for new products. These new products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service.
While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers and allow us to retain customers and maintain our market positions.
During the first quarter of 2015, we completed certain changes to our organizational structure that resulted in a change to our reportable business segments. As a result, the Performance Materials and Graphic Solutions reportable segments were combined into the Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. In December 2015, the Company further re-branded its Performance Applications segment by changing its name to "Performance Solutions." Platform's segment reporting structure represents businesses for which separate financial information is utilized by our chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
As a result of these organizational and branding changes, Platform manages its business in two reportable segments: Performance Solutions and Agricultural Solutions.
Performance Solutions – Our Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, and commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of these products, we provide extensive technical service and support when necessary to ensure superior performance of their application. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. We have 16 manufacturing facilities in Asia and remain focused on further increasing our presence in the region.
Agricultural Solutions – Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer to growers diverse crop protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. We also offer a wide variety of proven biosolutions, including biostimulants, innovative nutrition and biocontrol products.  We emphasize farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals.  Our Global Value Added Portfolio, or GVAP, consists of agrochemicals in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs. Our Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. We consider our GVAP and GBP to be key pillars for our sustainable growth.  In addition, we offer regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.  We employ approximately 3,700 personnel with a significant presence on high-growth regions such as Africa and the Middle East, South Asia, Latin America and Central and Eastern Europe.
Our operating segments include significant foreign operations.  There are certain risks associated with our foreign operations. See Part I, Item 1A. Risk Factors— "Our substantial international operations subject us to risks not faced by domestic competitors." and "We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and may significantly affect the comparability of our results between financial periods."
Global Economic and Industry Conditions
Our products are sold in industries that we believe are sensitive to changes in general economic conditions.  Accordingly, net sales, gross profit and financial condition depend significantly on general economic conditions and the impact of these conditions on demand for our dynamic chemistries and services in the markets in which we compete.  In particular, weak economic conditions in parts of China and South America may have an adverse effect on our results. Our business is also particularly impacted by demand for chemistry products utilized in the automotive, printed circuit board, offshore oil and gas production, commercial packaging and crop protection industries. Our business may further be influenced by trends and characteristics in the specialty chemical industry.  We believe that these industries are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life-cycles, raw material price fluctuations and changes in product supply and demand.
Performance Solutions - Our Performance Solutions segment is currently being affected by globalization and a shift in customers’ businesses out of traditional geographic markets and into high-growth, emerging markets. The increased use of electronics, particularly in automotive and industrial applications, is expected to drive the need for new product development and demand for faster electronic processing. Continued growth in the consumption of consumer packaged goods is expected to drive increased demand for liquid plate and other packaging technologies.  However, the traditional printing industry is currently shrinking, which is reflected in the recent newspaper closures and consolidations as well as the decreased sales of newspaper plates. While demand in offshore oil production has remained stable, it may be impacted by global economic activity and geopolitical tensions in future periods, particularly if these result in sustained low oil prices.
Net sales in future periods will depend, among other factors, upon a continued general improvement in global economic conditions, our continued ability to meet unscheduled or temporary changes in demand, and our continued ability to penetrate new markets with strategic product initiatives in specific targeted markets.
Agricultural Solutions - Our Agricultural Solutions segment is supported by strong global fundamentals such as the need to feed a growing population, with limited land and competition from biofuels, in addition to a change in dietary standards in emerging markets, that create a critical need to increase yields. These needs are met through the use of agrochemicals, including seed treatment, to protect the crop, and biosolutions offerings (especially biostimulants and innovative nutrition), among other technologies, for crop enhancement. The expansion of the middle class is a particularly strong catalyst for growth, particularly in Brazil, China, India, Russia and South Africa. In addition, rapid urbanization, leading to a continual decrease in land available per capita for production, and increased commodity prices create strong incentives for farmers to invest in high technology inputs (agrochemicals, seed) and equipment to maximize yields, increase productivity and protect harvests.

Despite improving macro trends for the industry, net sales in future periods can depend, among other factors, on general economic conditions, commodity prices, foreign exchange volatility, climate conditions and the development of new technologies, such as GM seeds, that can partially substitute the need for agrochemicals. Disruptions in the Agrochemicals market may create additional opportunities for high value, niche applications that many of our products provide.
Foreign Currency Exposure
For the year ended December 31, 2015, approximately 77% of net sales were denominated in currencies other than the U.S. Dollar - predominantly the Euro, Brazil Real, British Pound Sterling, Chinese Yuan and Japanese Yen.  For the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, approximately 70%, 68% and 67% of net sales, respectively, were non-U.S. Dollar denominated.  Therefore, changes in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance.
Our foreign subsidiaries enter into foreign exchange hedges from time to time and on an on-going basis to protect against transaction exposures. We actively assess our hedging programs in order to mitigate foreign exchange risk exposures. This includes programs to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. Periodically, we also enter into deal specific foreign exchange hedges to mitigate our acquisition-related foreign exchange exposure. For example, in connection with the Alent Acquisition, we entered into a zero-cost, deal-contingent forward purchase contract which we supplemented with a series of foreign currency call and put options, the combination of which synthetically created a forward purchase contract.
Results of Operations
The following table summarizes the results of operations for the years ended December 31, 2015 and 2014, as well as the Successor and Predecessor 2013 Periods:

	Year Ended December 31,	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2015	2014	2013	2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net sales	$2,542.3	$843.2	$118.2	$627.7
Cost of sales	1,550.4	446.6	82.5	304.9
Gross profit	991.9	396.6	35.7	322.8
Selling, technical, general and administrative	857.5	360.9	55.3	211.2
Non-cash charge related to preferred stock dividend rights	—	—	172.0	—
Research and development	62.8	26.2	4.0	19.9
Operating profit (loss)	71.6	9.5	(195.6)	91.7
Interest, net	(213.9)	(37.9)	(5.4)	(45.9)
Loss on extinguishment of debt	—	—	—	(18.8)
Other expense	(87.0)	(2.5)	(0.4)	(0.5)
Income tax (expense) benefit	(75.1)	6.7	5.8	(13.0)
Net (loss) income	$(304.4)	$(24.2)	$(195.6)	$13.5
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
For comparability purposes, changes in net sales, cost of sales, gross profit, selling, technical, general and administrative expenses, research and development expense and operating profit are being presented exclusive of the Alent, OMG and Arysta Acquisitions in 2015, and the CAS and Agriphar Acquisitions in 2015 and 2014, since we either had not owned these business in 2014, or, in the case of CAS and Agriphar, only owned them for a period of 2 to 3 months, respectively.

The adjustments were as follows:

(amounts in millions)	Year Ended December 31,	Year Ended December 31,	$ Change
	2015	2014
Net sales	$1,832.9	$88.0	$1,744.9
Cost of sales	1,210.6	76.9	1,133.7
Gross profit	622.3	11.1	611.2
Selling, technical, general and administrative	508.7	31.4	477.3
Research and development	40.2	2.1	38.1
Operating profit (loss)	73.4	(22.4)	95.8
In addition, we have also adjusted net sales, cost of sales, gross profit, selling, technical, general and administrative expenses, research and development expense and operating profit for changes in foreign currency translations. We believe that the effect of these adjustments provides a more meaningful basis of comparing our results on a year-over-year basis.
Net Sales

	Year Ended December 31,
(amounts in millions)	2015	2014
Net sales	$2,542.3	$843.2
Net sales for the year ended December 31, 2015 totaled $2.54 billion, representing an increase of $1.70 billion, or 202%, as compared to the year ended December 31, 2014.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$11.8	1.4%
- Acquisitions	1,744.9	207%
- Foreign Currency Translation	(57.6)	(6.8)%
Total Change	$1,699.1	202%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, net sales increased by $11.8 million, or 1.4%. The increase in net sales was almost exclusively driven by higher demand for MacDermid's offshore production control fluids used in subsea drilling and higher umbilical fills in all regions. Demand for functional and decorative product offerings sold to customers serving automotive end markets further contributed to net sales growth and was offset by weakness in other areas; namely, volume declines in polyethylene terephthalate (or PET) recycling and the onshore oil & gas space coupled with reduced demand for electronics chemistry technologies in Asia.
At the regional level, adjusted for acquisitions and foreign currency translation, sales within MacDermid's Americas, Asia and Europe regions totaled $262 million, $244 million and $204 million, respectively, for the year ended December 31, 2015, compared to $256 million, $245 million and $197 million, respectively, for the year ended December 31, 2014. The $6.7 million increase in net sales in the Americas was driven by demand for offshore fluids used in subsea drilling both in the U.S. and Brazil coupled with year-over-year growth in product offerings sold into the automotive supply chain in the U.S. and demand for sheet photopolymer used in flexographic printing for commercial packaging in Brazil. These gains were offset, in part, by reduced demand for chemistry products used in PET recycling for plastics and anti-corrosion applications in the onshore oil & gas space. In the Asia region, net sales decreased by $1.7 million due to macroeconomic factors adversely impacting printed circuit board chemistry sales in Greater China and reduced demand for sheet & liquid photopolymer used in flexographic printing. European sales increased by $6.7 million, which was driven by higher sales volume of offshore fluids in addition to functional and decorative coating core industrial chemistry products sold to customers in the automotive supply chain. The gains in Europe were partially offset by reduced demand for printing plates.

Changes in the average selling prices of MacDermid's products did not have a material impact on net sales for the year ended December 31, 2015 compared to the year ended December 31, 2014.
Cost of Sales

	Year Ended December 31,
(amounts in millions)	2015	2014
Cost of sales	$1,550.4	$446.6
Cost of sales for the year ended December 31, 2015 totaled $1.55 billion, or 61.0% of net sales, as compared to $447 million, or 53.0% of net sales, for the year ended December 31, 2014, representing an increase of $1.10 billion, or 247%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(1.0)	(0.2)%
- Acquisitions	1,133.7	254%
- Foreign Currency Translation	(28.9)	(6.5)%
Total Change	$1,103.8	247%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $1.0 million, or 0.2%, related primarily to the MacDermid business. The decrease was due in part to a charge to cost of sales of $12.0 million which was incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015, offset in part by an increase of $5.7 million related to higher overall sales volume for the fiscal year ended December 31 2015, as well as $2.4 million of restructuring charges incurred in 2015 related to cost saving opportunities associated with a realignment of MacDermid's footprint in the United States.
Gross Profit

	Year Ended December 31,
(amounts in millions)	2015	2014
Gross profit	$991.9	$396.6
Gross profit for the year ended December 31, 2015 totaled $992 million, or 39.0% of net sales, as compared to $397 million, or 47.0% of net sales, for the year ended December 31, 2014, representing an increase of $595 million, or 150%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$12.8	3.2%
- Acquisitions	611.2	154%
- Foreign Currency Translation	(28.7)	(7.2)%
Total Change	$595.3	150%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, gross profit increased by $12.8 million, or 3.2% related to the MacDermid business. The increase in gross profit was due in part to a charge to cost of sales of $12.0 million which was incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015 and MacDermid's increased sales volumes as compared to the same period in 2014, which contributed $6.1 million of incremental gross profit. Sales volume gains were offset, in part, by the aforementioned non-recurring restructuring charges of $2.4 million incurred in 2015.
Normalized for the above non-recurring items, the primary driver of higher gross profit delivered for the year ended December 31, 2015 in the MacDermid business was more sales in higher margin offshore fluids coupled with higher sales of industrial products sold into automotive end markets, partially offset by lower electronics chemistry sales in Asia and industrial products used in PET recycling, anticorrosion plating for onshore oil and gas rigs and industrial hardcoat film offerings.  Overall margin strength at 52.1% and 51.1% for for 2015 and 2014, respectively, continues to be driven by the unique performance characteristics of products in our portfolio and the technical service capability as a technology oriented business acutely focused on being a solutions provider.
Selling, Technical, General and Administrative Expense

	Year Ended December 31,
(amounts in millions)	2015	2014
Selling, technical, general and administrative	$857.5	$360.9
Selling, technical, general and administrative expense for the year ended December 31, 2015 totaled $858 million, or 33.7% of net sales, as compared to $361 million, or 42.8% of net sales, for the year ended December 31, 2014, representing an increase of $497 million, or 138%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$37.2	10.3%
- Acquisitions	477.3	132%
- Foreign Currency Translation	(17.9)	(5.0)%
Total Change	$496.6	138%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $37.2 million, or 10.3%. The increase was due in part to higher year-over year acquisition-related costs of approximately $18.8 million, as well as approximately $30.2 million of charges in connection with our integration efforts, including severance, professional and consulting fees. These increases were partially offset by a $22.3 million lower fair value adjustment to the long-term contingent consideration liability as compared to the same period in 2014. The remaining fluctuations in Selling, technical general and administrative expenses include increases due to additional investments we are making in building our corporate infrastructure in support of the demands driven by our substantial growth, including increases in headcount and professional fees, as well as offsets provided by cost containment measures generated by the MacDermid business.
Research and Development Expense

	Year Ended December 31,
(amounts in millions)	2015	2014
Research and development	$62.8	$26.2
Research and development expense for the year ended December 31, 2015 totaled $62.8 million, or 2.5% of net sales, as compared to $26.2 million, or 3.1% of net sales, for the year ended December 31, 2014, representing an increase of $36.6 million, or 140%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(1.2)	(4.6)%
- Acquisitions	38.1	145%
- Foreign Currency Translation	(0.3)	(1.1)%
Total Change	$36.6	140%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $1.2 million, or 4.6% remaining relatively consistent, as a percentage of net sales, during the periods presented, with slight dollar variations caused by timing, seasonality of projects within our research and development pipeline.

Operating Profit

	Year Ended December 31,
(amounts in millions)	2015	2014
Operating profit (loss)	$71.6	$9.5
Operating profit for the year ended December 31, 2015 totaled $71.6 million, or 2.8% of net sales, as compared to $9.5 million, or 1.1% of net sales, for the year ended December 31, 2014, representing an increase of $62.1 million, or 654%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Change, adjusted for acquisitions and foreign currency translation	$(23.2)	(244)%
- Acquisitions	95.8	1,008%
- Foreign Currency Translation	(10.5)	(111)%
Total Change	$62.1	654%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, operating profit decreased by $23.2 million, or 244%. The decrease in operating profit was primarily due to the higher selling, technical, general and administrative expenses of $37.2 million related in part part to $45.1 million of incremental acquisition-related costs, as well as $30.2 million of restructuring and restructuring-related charges, combined with increased overhead costs related to our investment in building our corporate infrastructure in support of the significant growth we have experienced during 2015 as a result of our Acquisitions, offset in part by $22.3 million of lower mark-to-market adjustment on the contingent consideration associated with the MacDermid Acquisition. Offsetting the higher selling, technical, general and administrative expense were higher gross profits of $12.8 million, due in part to the impact of a charge to cost of sales of $12.0 million in 2014 related to the elimination of manufacturer’s profit in inventory, and $6.1 million of gross profits from MacDermid's business, driven primarily by higher sales of offshore fluids products and core industrial products sold into the automotive supply chain in the U.S. and Europe. MacDermid's continued innovation, technical service capability of their human capital and the unique performance characteristics of product offerings continue to drive gross profit dollars. Gains in its offshore fluids and the automotive sector were partially offset by lower sales volume of electronics chemistry sold in Asia, industrial hardcoat films and core industrial products sold into the onshore oil & gas production sector. Offsetting the increase in gross profit was a non-recurring restructuring charge of $2.4 million incurred in 2015.
Other (Expense) Income, net

	Year Ended December 31,
(amounts in millions)	2015	2014
Interest expense, net	$(213.9)	$(37.9)
(Loss) gain on derivative contracts	(74.0)	0.4
Foreign exchange loss	(43.4)	(2.7)
Other income (expense) income, net	30.4	(0.2)
Total other expense	$(300.9)	$(40.4)
Net interest expense for the year ended December 31, 2015 totaled $214 million, as compared to $37.9 million for the year ended December 31, 2014, representing an increase of $176 million. The increase relates primarily to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the CAS and Agriphar Acquisitions during the fourth quarter of 2014, the Arysta Acquisition in the first quarter of 2015, and the Alent Acquisition in the fourth quarter of 2015.
Loss on derivative contracts for the year ended December 31, 2015 totaled $74.0 million, as compared to a gain of $0.4 million for the year ended December 31, 2014, representing a change of $74.4 million. The increase relates primarily to a fair value loss of $73.7 million on a deal contingent foreign exchange contract entered into in connection with the Alent acquisition.

Foreign exchange loss for the year ended December 31, 2015 totaled $43.4 million, as compared to $2.7 million for the year ended December 31, 2014, representing an increase of $40.7 million. The increase relates primarily to foreign exchange losses associated with the remeasurement of foreign denominated external and intercompany debt totaling approximately $46.4 million for the year ended December 31, 2015.
Other income (expense), net for the year ended December 31, 2015 totaled $30.4 million, as compared to $(0.2) million for the year ended December 31, 2014, representing an increase of 30.6 million. The increase relates primarily to legal settlement gains of $17.7 million, including settlement of the Cookson Group plc litigation for $16.0 million, income of $6.1 million from registration rights and technical studies, and $3.0 million from the expiration of an acquisition put option on our common stock related to the Agriphar Acquisition.
Income Tax (Expense) Benefit

	Year Ended December 31,
(amounts in millions)	2015	2014
Income tax (expense) benefit	$(75.1)	$6.7
Effective tax rate	(32.8)%	21.7%
The income tax expense for the year ended December 31, 2015 totaled $75.1 million, as compared to an income tax benefit of $6.7 million for the year ended December 31, 2014. We are a U.S. based company with a statutory income tax rate of 35%.  We operate in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate. Our effective tax rate for the year ended December 31, 2015 was (32.8)% on pre-tax losses of $229 million. The effective tax rate was negatively impacted by a change in the valuation allowance of $72.6 million, non-deductible transaction-related costs of $40.5 million and a change in uncertain tax positions of $27.5 million. For the year ended December 31, 2014, our effective tax rate was a 21.7% income tax benefit on a pre-tax loss of $30.9 million. The effective tax rate was positively effected by an adjustment to permanently reinvested earnings of $3.7 million and $7.7 million of tax on foreign operations. The effective tax rate was negatively impacted by non-deductible purchase price contingency losses of $6.6 million, non-deductible transaction costs of $6.5 million and $1.5 million for changes in uncertain tax positions.
We have provided deferred taxes of $7.1 million under ASC 740-30-25 for the potential repatriation to the United States of earnings from certain non-U.S. subsidiaries. We have not recognized a deferred tax liability for U.S. taxes on the undistributed earnings of most of our foreign subsidiaries because those earnings have been determined to be indefinitely reinvested. The undistributed earnings of those subsidiaries were $390 million and $264 million for the years ended December 31, 2015 and 2014, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.
Valuation allowances reflect our assessment that it is more likely than not that certain state deferred tax assets and foreign net operating losses will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in our results of operations. The valuation allowance for deferred tax assets was $404 million and $19.7 million at December 31, 2015 and 2014, respectively.
Year Ended December 31, 2014 Compared to Successor 2013 Period (Inception (April 23, 2013) through December 31, 2013) and Predecessor 2013 Period (January 1, 2013 through October 31, 2013)
Net Sales

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Net sales	$843.2	$118.2	$627.7

Net sales totaled $843 million for the year ended December 31, 2014, compared to net sales of $118 million for the Successor 2013 Period and $628 million for the Predecessor 2013 Period.  Net sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, compared to two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period, as well as $26.1 million and $61.9 million of sales generated through the Agriphar and CAS Acquisitions, respectively, completed on October 1, 2014 and November 3, 2014, respectively.  Sales were unfavorably impacted by $3.4 million due to the increase in value of the U.S. Dollar during the year ended December 31, 2014 compared to the Successor and Predecessor 2013 Periods.  Net sales of products that we have identified as new products, which represent opportunities to enter markets adjacent to those we currently serve, were $90.3 million for the year ended December 31, 2014 compared to $11.2 million for the Successor 2013 Period and $65.6 million for the Predecessor 2013 Period.
Net sales in the Performance Solutions segment totaled $755 million for the year ended December 31, 2014, compared to net sales of $118 million for the Successor 2013 Period and $628 million for the Predecessor 2013 Period.  Net sales for the year ended December 31, 2014 includes a full 12 months of MacDermid results, compared to two months in the Successor 2013 Period and ten months in the Predecessor 2013 Period.  Electronic product sales increased in Asia, core industrial and film product sales increased in the Americas and Europe, as well as offshore fluids and packing products primarily in Europe.
During the fourth quarter of 2014, we created a new operating segment, Agricultural Solutions, which includes Agriphar’s and CAS’ complementary businesses, as well as certain subsequently-acquired businesses of Arysta.  The Agricultural Solutions segment reported sales of $88.0 million for the year ended December 31, 2014, representing partial year sales from the Agriphar and CAS Acquisitions completed on October 1, 2014 and November 3, 2014, respectively.
By region, for the Performance Solutions segment, net sales from the Americas, Asia and Europe were $272 million, $214 million and $269 million, respectively, for the year ended December 31, 2014 compared to $42.7 million, $34.6 million and $41.0 million, respectively, in the Successor 2013 Period and $237 million, $177 million and $214 million, respectively, in the Predecessor 2013 Periods.  Net sales were lower in the Americas in 2014 primarily from an unfavorable foreign currency impact of approximately $5.4 million in addition to lower newspaper plating product sales volume.  In the Asia region, net sales increased $2.8 million in 2014 which was due to continued strong demand for our electronics products but was partially offset by lower sales volume in core film products and an unfavorable foreign currency impact of approximately $2.8 million.  European sales increased by $13.9 million in 2014 which was largely driven by favorable currency impacts of approximately $6.1 million in addition to higher sales volume of core industrial and film products, offshore fluids, and packaging products.
Changes in the average selling prices of the Company’s products did not have a material impact on net sales for the year ended December 31, 2014 compared to the Successor and Predecessor 2013 Periods.
Cost of Sales

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Cost of Sales	$446.6	$82.5	$304.9
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
Gross Profit

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Gross profit	$396.6	$35.7	$322.8
For the year ended December 31, 2014, gross profit totaled $397 million (47.0% gross margin), compared to $35.7 million (30.2% gross margin) for the Successor 2013 period and $323 million (51.4% gross margin) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions accounted for $11.2 million of the year over year increase.  For the year ended December 31, 2014 and the Successor 2013 Period, gross profit includes $35.5 million and $23.9 million of charges, respectively, related to the elimination of manufacturer’s profit resulting from the step-up of inventory related to the various acquisitions.  Excluding the inventory charges, gross margin was 51.3% and 50.4% for the year ended December 31, 2014 and the Successor 2013 Period, respectively.  Gross profit for the year ended December 31, 2014 was unfavorably impacted by $1.8 million due to the increase in value of the U.S. Dollar.  The primary driver of the higher gross profit for the year ended 2014 was more sales in higher margin electronic products in Asia and industrial products and offshore fluids in Europe from our Performance Solutions segment.  Changes in the average selling price of products did not have a material impact on gross profit for the year ended December 31, 2014 compared to the Successor and Predecessor Periods.
Non-Cash Charges related to Preferred Stock Dividend Rights

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Non-cash charge related to preferred stock dividend rights	$—	$172.0	$—
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
Selling, Technical, General and Administrative Expense

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Selling, technical, general and administrative	$360.9	$55.3	$211.2

Selling, technical, general and administrative expense totaled $361 million (42.8% of net sales) for the year ended December 31, 2014, compared to $55.3 million (46.8% of net sales) for the Successor 2013 Period and $211 million (33.6% of sales) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions, collectively, accounted for $30.0 million of the year over year increase.  The 2014 selling, technical, general and administrative total includes $47.8 million of acquisition-related costs primarily comprised of professional costs, compared to $15.2 million for the Successor 2013 Period and $16.9 million for the Predecessor 2013 Period.  Selling, technical, general and administrative expense for the year ended December 31, 2014 also includes $29.1 million related to the fair value adjustment of the long-term contingent consideration liability related to the MacDermid Acquisition, compared to income of $0.7 million realized during the Successor 2013 Period.  The Predecessor 2013 Period includes $9.3 million of compensation expense related to the recognition of legacy MacDermid Class C Junior share costs.  Selling, technical, general and administrative costs, net of acquisition-related charges (including Class C Junior share compensation expense and the contingent consideration adjustment but excluding incremental amortization expense in connection with the Acquisitions), represent 33.3%, 33.8% and 28.9% of net sales for the year ended December 31, 2014, the Successor 2013 Period and the Predecessor 2013 Period, respectively.
Included in Selling, technical, general and administrative are Restructuring expenses, which totaled $3.0 million (0.4% of net sales) for the year ended December 31, 2014, compared to $0.8 million (0.6% of net sales) for the Successor 2013 Period and $3.6 million (0.6% of net sales) for the Predecessor 2013 Period.  Restructuring actions initiated during the year ended December 31, 2014 and the Successor 2013 Period represent several small initiatives aimed at cost reduction opportunities.  The actions initiated during the Predecessor 2013 Period primarily included expenses related to the elimination of certain positions within the Performance Applications segment in the Americas.
Research and Development Expense

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Research and development	$26.2	$4.0	$19.9
Research and development expense for the year ended December 31, 2014 totaled $26.2 million (3.1% of net sales), compared to $4.0 million (3.4% of net sales) for the Successor 2013 Period and $19.9 million (3.2% of net sales) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions accounted for $2.1 million of the year over year increase.
Operating Profit (Loss)

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Operating profit (loss)	$9.5	$(195.6)	$91.7
For the year ended December 31, 2014, operating profit was $9.5 million (1.1% of net sales), compared to operating loss of $196 million (166% of net sales) for the Successor 2013 period and operating profit of $91.7 million (14.6% of net sales) for the Predecessor 2013 Period.  The Agriphar and CAS Acquisitions reported operating losses of $22.4 million.  For the year ended December 31, 2014, operating profit was unfavorably impacted by the manufacturers profit in inventory adjustment of $35.5 million, transaction related costs of $47.8 million and a non-cash adjustment to the long term contingent consideration of $29.1 million. Excluding these acquisition-related expenses, operating profit as a percentage of sales was 14.4% in 2014.
Operating profit for the Performance Solutions segment for the year ended December 31, 2014 totaled $31.9 million, compared to operating loss of $196 million for the Successor 2013 Period and operating profit of $55.3 million for the Predecessor 2013 Period. Excluding acquisition-related costs and allocated corporate expenses, operating profit in the Performance Solutions segment increased primarily due to higher sales volume on electronics industry products sold in Asia and core industrial and film products sold in Europe, partially offset by lower sales volume of newspaper plating products.

Operating loss for the Agricultural Solutions segment for the year ended December 31, 2014 totaled $22.4 million, and included acquisition-related costs of $23.5 million related to the elimination of manufacturer’s profit in inventory charged to cost of sales resulting from purchase accounting fair value adjustments, as well $38.1 million of transaction related costs primarily comprised of professional fees.
Other (Expense) Income, net

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Interest expense, net	$(37.9)	$(5.4)	$(45.9)
Loss on extinguishment of debt	—	—	(18.8)
Gain on derivative contracts	0.4	0.1	(0.3)
Foreign exchange loss	(2.7)	(0.6)	0.5
Other (expense) income, net	(0.2)	0.1	(0.7)
Total other expense	$(40.4)	$(5.8)	$(65.2)
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
In the Predecessor 2013 Period, we recorded a loss of $18.8 million related to the refinancing of tranche B and tranche C term loans and senior subordinated notes.  This amount consisted of $12.5 million of call premiums on the senior subordinated notes and $6.3 million of write-offs of deferred financing fees related to the extinguished debt.  No similar losses were recorded during the year ended December 31, 2014 or the Successor 2013 Period.
Income Tax

	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2014	2013	2013
	(Successor)	(Successor)	(Predecessor)
Income tax benefit (expense)	$6.7	$5.8	$(13.0)
Effective tax rate	21.7%	2.9%	49.0%
Income tax benefit for the year ended December 31, 2014 totaled $6.7 million, compared to an income tax benefit of $5.8 million for the Successor 2013 Period, and an income tax expense of $13.0 million for the Predecessor 2013 Period.  We are a U.S. based company with a statutory income tax rate of 35%.  We operate in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate.  For the year ended December 31, 2014, our effective tax rate was a 21.7% income tax benefit on a pre-tax loss of $30.9 million.  The effective tax rate was positively impacted by a $3.7 million adjustment to permanently reinvested earnings and $7.7 million of foreign taxes at rates different from the U.S. statutory rate.  The effective tax rate was negatively impacted by non-deductible purchase price contingency costs of $6.6 million, non-deductible transaction related costs of $6.5 million and $1.5 million for a change in uncertain tax positions.  For the Successor 2013 Period, our effective tax rate was a 2.9% income tax benefit on pre-tax losses of $201.4 million.  The effective tax rate was negatively impacted by the non-deductible charge related to preferred stock dividend rights of $60.2 million and non-deductible transaction related costs of $4.2 million.  For the Predecessor 2013 Period, MacDermid’s effective tax rate was a 49.0% income tax expense on pre-tax income of $26.5 million.  The effective tax rate was negatively impacted by non-deductible transaction related costs of $1.9 million and an increase in the valuation allowance for federal, state and foreign net operating losses and tax credits of $3.6 million.
Liquidity and Capital Resources
In order to fund our acquisition activity, we have incurred substantial indebtedness totaling $5.23 billion as of December 31, 2015, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.20 billion and primarily representing principal payments at maturity associated with all of our outstanding term loans under our Amended and Restated Credit Agreement, are due in 2020.  In addition, we have a potential cash obligation related to our Series B Convertible Preferred Stock which varies based on our stock price, up to a maximum amount of $600 million.  As of December 31, 2015 this obligation was approximately $316 million. We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility as well as availability under various lines of credit and overdraft facilities of $118 million. However, settlement of the Series B Convertible Preferred Stock obligation, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
Our primary sources of liquidity during the 12 months ended December 31, 2015 were proceeds received from the February 2015 Notes Offering, June 2015 Equity Offering, and November 2015 Notes Offering, borrowings under our Amended and Restated Credit Agreement, as well as available cash generated from operations. Our primary uses of cash and cash equivalents are acquisitions, raw material purchases, salary expenses, capital expenditures and debt service obligations. We believe that our cash and cash equivalents balance and cash generated from operations, supplemented by our availability under our lines of credit to normalize seasonality, will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Future acquisitions, however, may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings. At December 31, 2015, we had $432 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and various lines of credit and overdraft facilities of $618 million.
Of our $432 million of cash and cash equivalents at December 31, 2015, $415 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of December 31, 2015, we had the ability to repatriate $10.0 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $405 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
In June 2015, we completed the June 2015 Equity Offering of 18,226,414 shares of our common stock at a public offering price of $26.50 per share. The June 2015 Equity Offering was a registered offering with the SEC and resulted in gross proceeds to Platform of approximately $483 million, before underwriting discounts, commissions and offering expenses of $15.0 million, used to fund the OMG Acquisition.
In 2015, we also completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021, and the February Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023.
We may from time to time seek to retire or purchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Pursuant to the Arysta share purchase agreement, dated October 20, 2014, as amended, any shares of Series B Convertible Preferred Stock that have not previously been converted into shares of common stock will be automatically redeemed at the $1,000 redemption price in connection with certain mergers or consolidations, the sale of all or substantially all of the assets of Platform and its subsidiaries, the sale of certain subsidiaries of Platform or the approval of any plan for the dissolution, liquidation or termination of Platform by our stockholders. On April 20, 2017, we will be required to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above, at the $1,000 redemption price payable in shares of our common stock (22,107,590 shares of common stock valued at $27.14 per share ). Upon such repurchase, the Company will also pay to holders of Series B Convertible Preferred Stock in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. To the extent the Arysta Seller continues to own Series B Convertible Preferred Stock, then, if as a result of the arbitration matter described in Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements, the Arysta Seller is obligated to make a payment to us, we may offset any make-whole payment due to the Arysta Seller by any such amount due from the Arysta Seller. If such make-whole payment is less than the amount resolved in connection with the arbitration matter, the deficit will be due from the Arysta Seller. Based on Platform's common stock price of $12.83 as of December 31, 2015, the make-whole payment would total approximately $316 million, assuming no impact from the arbitration matter noted above. The holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock or automatically redeemed by Platform.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
(amounts in millions)	2015	2014	2013	2013
	(Successor)	(Successor)	(Successor)	(Predecessor)

Cash and cash equivalents, beginning of the period	$397.3	$123.0	$—	$143.4
Cash provided by operating activities	320.9	98.2	7.5	56.0
Cash used in investing activities	(4,256.5)	(1,982.7)	(920.3)	(7.8)
Cash provided by (used in) financing activities	4,001.2	2,168.9	1,035.7	(104.3)
Exchange rate impact on cash and cash equivalents	(30.7)	(10.1)	0.1	(0.2)
Cash and cash equivalents, end of the period	$432.2	$397.3	$123.0	$87.1
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Operating Activities
For the year ended December 31, 2015, we generated cash flows from operating activities of $321 million, compared to $98.2 million in cash for the year ended December 31, 2014.  The increase in cash flows provided by operations for the year ended December 31, 2015 is primarily due to favorable changes in assets and liabilities, net of acquisitions, which provided $275 million more cash in 2015 as compared to 2014. The largest drivers of these changes were higher accounts payable, mainly in the Agricultural Solutions segment, corresponding primarily to a conscious effort to improve our days payable outstanding in addition to slightly higher inventory levels at December 31, 2015. Also contributing to the higher operating cash flows were higher accrued expenses, primarily from increased accrued interest of approximately $43.0 million resulting from the February and November 2015 Notes Offerings and higher accrued income taxes. Additionally, accounts receivable increased by approximately $62.0 million over 2014, primarily form stronger collections in our Agricultural Solutions Segment. Additionally, year over year depreciation and amortization increased by $163 million, resulting primarily from newly acquired intangible and fixed assets from our acquired businesses.
The Company’s management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable.  We calculate DSO by dividing the product of 360 and our accounts receivable balance by our annualized net sales.  DSO was 96 days at December 31, 2015 and 75 days at December 31, 2014.  The Company’s management also uses days-in-inventory, or DII, to calculate the efficiency at realizing inventories.  We calculate DII by dividing the product of 360 and our inventory balance, net of reserves, by our annualized cost of sales, excluding intercompany sales.  At December 31, 2015 and

2014, DII was 89 days and 81 days, respectively.  The increase in both the DSO and DII at December 31, 2015 is due to the growth of the Agricultural Solutions segment which, having a different working capital cycle than the Performance Solutions segment, now represents a more significant part of our business. At December 31, 2015, the DSO and DII were 62 days and 62 days, respectively, for the Performance Solutions segment. At December 31, 2015, net inventory included a fair value adjustment of $11.5 million, as $76.5 million was recognized in our Consolidated Statement of Operations for the year ended December 31, 2015.  As of December 31, 2014, net inventory included a fair value adjustment of $22.0 million, as $35.5 million was recognized in our Consolidated Statement of Operations.  Our products generally have shelf lives that exceed one year.
Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2015 totaled $4.26 billion, compared to $1.98 billion for the year ended December 31, 2014.  During 2015, we used net cash of $4.60 billion to fund the Arysta, Alent and OMG Acquisitions, compared to net cash of $1.36 billion used during the year ended December 31, 2014 to fund the Agriphar and CAS Acquisitions.  In connection with our 2015 acquisitions, we issued a note in the amount of $125 million to an unrelated third party; we unfavorably settled foreign exchange contracts for $73.1 million, effectively increasing the purchase price of Alent; and we released $600 million of cash from an escrow account used to fund the Arysta Acquisition.  Capital expenditures increased by $29.4 million, from $18.5 million in 2014 to $47.9 million in 2015 (exclusive of $4.7 million of accrued capital expenditures) due primarily to the Arysta and Alent Acquisitions, which contributed $22.4 million of the increase. We also invested $34.4 million to obtain product registrations in our Agricultural Solutions segment from regulatory bodies granting us certain product distribution rights.
Financing Activities
Net cash flows provided by financing activities for the year ended December 31, 2015 totaled $4.00 billion, compared to cash generated of $2.17 billion for the year ended December 31, 2014. During 2015, we generated cash totaling $470 million from the issuance of shares of common stock and $3.92 billion from term loans and publicly offered securities, which were primarily used to fund our 2015 acquisition activity. The cash inflows were partially offset by repayments of existing borrowings totaling $284 million, financing fees associated with issuing our new debt totaling $87.0 million and payments on our outstanding lines of credit totaling $12.4 million.  During the year ended December 31, 2014, we generated cash totaling $1.51 billion from the issuance of shares of common stock and $679 million from term loans, both of which were primarily used to fund our 2014 acquisition activity.
Year Ended December 31, 2014 Compared to Successor 2013 Period (Inception (April 23, 2013) through December 31, 2013) and Predecessor 2013 Period (January 1, 2013 through October 31, 2013)
Operating Activities
For the year ended December 31, 2014, we generated cash flows from operating activities of $98.2 million, compared to $7.5 million in cash for the Successor 2013 Period and $56.0 million in cash for the Predecessor 2013 Period.  The increase in cash flows provided by operations for the Year Ended December 31, 2014 is primarily due to an improvement in certain working capital balances (inclusive of accounts receivable, inventory and accounts payable) of $19.1 million and $40.7 million when compared to the Successor and Predecessor 2013 periods, respectively.  These changes were mainly due to a reduction in inventory in Latin America from strong sales in the fourth quarter, in addition to increased cash collections mostly in Europe.  Additionally, depreciation and amortization were significantly higher than the Successor and Predecessor 2013 Periods, partially offset by a higher deferred income tax benefit.  In 2014, a non-cash adjustment to the long-term contingent liability of $29.1 million was also recorded due to the achievement of the share price targets during the year.
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

Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2014 was $1.98 billion, compared to $920 million for the Successor 2013 Period and $7.8 million for the Predecessor 2013 Period.  During the year ended December 31, 2014, we used net cash of $1.36 billion to fund acquisitions, compared to net cash of $922 million used during the Successor 2013 Period to fund the MacDermid Acquisition.  Additionally, we deposited $600 million of cash into an escrow account restricted to fund the Arysta Acquisition.  Capital expenditures totaled $18.5 million (exclusive of $2.4 million of accrued capital expenditures), compared to $2.3 million for the Successor 2013 Period and $8.9 million for the Predecessor 2013 Period.  During 2014, we incurred approximately $8.3 million in software consulting and hardware costs for system integration project in connection with the CAS acquisition.  Approximately $2.4 million of these costs were not yet paid and included in accounts payable and accrued liabilities at December 31, 2014 .
Financing Activities
Net cash flows provided by financing activities for the year ended December 31, 2014 were $2.17 billion, compared to cash generated of $1.04 billion for the Successor 2013 Period and cash used of $104 million for the Predecessor 2013 Period.  During the year ended December 31, 2014, the cash was generated from net proceeds received from the issuance of share of common stock totaling $1.51 billion and net proceeds from term loans related to our acquisitions totaling $679 million.  During the Successor 2013 Period, the cash was generated from proceeds received from the issuance of common stock, preferred shares and warrants.  During the Predecessor 2013 Period, borrowings totaled $1.11 billion (net of debt discounts of $5.5 million) which were used primarily to (1) pay off tranche B and tranche C terms loans of approximately $380 million, (2) pay off senior subordinated notes of approximately $355 million (inclusive of a call premium payment), (3) repurchase approximately $270 million of then outstanding Predecessor's preferred stock, (4) pay accumulated dividends on such preferred stock of approximately $230 million and (5) pay $13.6 million of financing costs. Additionally, an advance of $33.3 million was sent by Platform Acquisition Holdings Limited and received by MacDermid prior to the MacDermid Acquisition.
Pension Plans
We maintain qualified defined benefit pension plans and associated unfunded non-qualified plans to provide benefits in excess of amounts permitted to be paid under the provisions of the tax law to participants in the pension plans (collectively, the “Domestic Pension Plans”), whose obligations and assets were acquired as part of the MacDermid and Alent acquisitions,. The Domestic Pension Plans are closed to new employees and plan benefits associated with all current participants have been frozen. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors continue unchanged. The assets continue to be held in trust until paid as benefits to retired participants or covered members.
We also maintain retirement and death benefit plans covering eligible employees in the U.K., as well as other defined benefit plans in various foreign countries that have been deemed immaterial individually and in the aggregate (collectively, the "Foreign Pension Plans"). The pension plan covering eligible employees in the U.K. represents the only material plan among the Foreign Pension Plans and was closed to new entrants and frozen for current participants on March 31, 2000. The assets continue to be held in trust until paid as benefits to retired participants or covered members. Our Foreign Pension Plans and Domestic Pension Plans are collectively referred to as the "Pension Plans."
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 7.4% and 2.5% for our Domestic and Foreign Pension Plans, respectively. These rates were used in determining our net periodic pension expense for the year ended December 31, 2015. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. Discount rates of 4.2% and 2.5% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2015, compared to rates of 5.2% and 4.2% established for those respective plans at December 31, 2014. The Company evaluates the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rate, and adjusts the assumptions as necessary to ensure proper funding levels are maintained so that the Pension Plans can meet their obligations as they become due. Additional assumptions, such as remaining service period and life expectancy, that are used in the calculation of our projected and accumulated benefit obligations are maintained and updated by our external actuaries in accordance with applicable Actuarial Standards of Practice.
 Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments.  The weighted average asset allocation of the Domestic Pension Plans was 3% U.S. Treasuries, 21% collective investment funds, 14% equity securities, 40% limited partnership interests and managed equity funds, 18% mutual and exchange-traded funds and 4% cash at December 31, 2015.
We have appointed an independent trustee committee to oversee the risk factors, rates of return and asset allocations associated with the U.K. Pension Plan, which materially constitutes the Foreign Pension Plans. As of December 31, 2015, 91% of the U.K. Pension Plan portfolio is held as an insurance “buy-in” policy, with the remaining 9% being held in pooled bond funds.
The Domestic Pension Plans were net underfunded by $46.0 million at December 31, 2015 compared to net underfunded by $23.6 million at December 31, 2014, representing a decrease in net funding of about $22.4 million. This is primarily the result of the acquisition of pension plans during 2015 that were underfunded by about $20.1 million, interest cost of $6.8 million, and loss on plan assets of $7.0 million, partially offset by actuarial gains of $11.4 million resulting from changes in actuarial assumptions for the year ended December 31, 2015.
The Foreign Pension Plans were net underfunded by $19.0 million at December 31, 2015 compared to net overfunded by $6.2 million at December 31, 2014, representing a decrease in net funding of about $25.2 million. This is primarily the result of the acquisition of pension plans during 2015 that were underfunded by about $14.5 million, interest and service costs of $4.2 million, and an increase in our projected benefit obligation of $8.9 million resulting from plan amendments, partially offset by $3.1 million gains on plan assets for the year ended December 31, 2015.
The Domestic Pension Plans were net underfunded by $23.6 million at December 31, 2014 compared to net underfunded by $10.4 million at December 31, 2013, representing a decrease in net funding of $13.2 million. This is primarily a result of actuarial losses of $17.5 million and interest costs of $6.9 million, partially offset by gains on plan assets of $11.2 million for the year ended December 31, 2014.
The Foreign Pension Plans were net overfunded by $6.2 million at December 31, 2014 compared to net overfunded by $15.0 million at December 31, 2013, representing a decrease in net funding of $8.8 million. This is primarily a result of actuarial losses of $21.8 million, interest costs of $3.0 million, and unfavorable currency effects of $5.6 million, partially offset by gains on plan assets of $16.0 million for the year ended December 31, 2014.
Unrecognized pre-tax actuarial losses associated with the pension plans recorded in Accumulated other comprehensive income were $35.0 million and $21.1 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015, $18.8 million associated with the foreign pension plans were included in "Accumulated other comprehensive loss" and is expected to be recognized during 2016.
We expect to contribute $6.3 million to the Pension Plans during 2016. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities
As of December 31, 2015, we had $5.23 billion of indebtedness, which included: $1.94 billion of Senior Notes; $3.25 billion of term debt arrangements outstanding under our First Lien Credit Facility; $16.7 million of borrowings under overdraft lines of credit; and $11.0 million of stand-by letters of credit, which reduce the borrowings available under our Revolving Credit facility. Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $618 million as of December 31, 2015.
Alent Acquisition
In connection with the Alent Acquisition, in November 2015, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021. The notes are governed by an indenture, dated November 10, 2015, as amended from time to time, bear an interest at a rate of 10.375% and mature on May 1, 2021, unless earlier redeemed. In addition, we borrowed $1.05 billion under the Alent U.S. Dollar Tranche B-3 Term Loan (less original issue discount of 2%), €300 million under the Alent EURO Tranche C-2 Term Loan (less original issue discount of 2%), and $115 million under our multi-currency Revolving Credit Facility.

Arysta Acquisition
In connection with the Arysta Acquisition, in February 2015, we completed the February Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The notes are governed by an indenture, dated February 2, 2015, as amended from time to time. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. In addition, we borrowed $500 million under the Arysta U.S. Dollar Tranche B-2 Term Loan (less original issue discount of 1%), €83.0 million under the Arysta EURO Tranche C-1 Term Loan (less original issue discount of 2%), and $160 million under our U.S. Dollar Revolving Credit Facility.
CAS Acquisition
In connection with the CAS Acquisition, in August 2014, we borrowed $130 million under the CAS U.S. Dollar Tranche B Term Loan, €205 million under the CAS EURO Tranche C-1 Term Loan, $60.0 million under our U.S. Dollar Revolving Credit Facility, and €55.0 million under our multicurrency Revolving Credit Facility.
Agriphar Acquisition
In connection with the Agriphar Acquisition, in October 2014, we borrowed $300 million under the USD Incremental Term Loan.
MacDermid Acquisition
In connection with the MacDermid Acquisition, in October 2013, under its First Lien Credit Agreement, MacDermid, with Platform as co-borrower, borrowed $373 million in connection with the repayment of the $360 million in principal on its then second lien credit facility.
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.  As of December 31, 2015, the Company was in compliance with the debt covenants contained in our Credit Facilities.
Contractual Obligations and Commitments
We own most of our major manufacturing facilities, but we do lease certain offices, manufacturing factories and warehouse space and land, as well as other equipment primarily under non-cancelable operating leases.
Summarized in the table below are our obligations and commitments as of December 31, 2015:

	Payment Due by Period
(amounts in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt (1)	$33.8	$33.8	$33.8	$33.8	$3,197.3	$1,980.7	$5,313.2
Operating leases (2)	24.8	18.5	12.6	10.3	8.8	22.5	97.5
Interest payments (3)	331.9	330.3	329.7	326.5	236.3	151.0	1,705.7
Long-term contingent consideration (4)	—	—	—	—	—	100.0	100.0
Principal payments on capital leases	0.9	0.7	0.5	0.4	0.3	1.8	4.6
Purchase obligations (5)	52.7	21.5	21.5	—	—	—	95.7
Other long term obligations (6)	—	—	17.2	—	—	—	17.2
Total cash contractual obligations	$444.1	$404.8	$415.3	$371.0	$3,442.7	$2,256.0	$7,333.9

(1)	Reflects the principal payments on the Credit Facilities.

(2)	Reflects periodic payments made in accordance with operating lease agreements

(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt.

(4)	Reflects the expected payout of 100% of the contingent purchase price related to the MacDermid Acquisition in 2021.

(5)
Purchase obligations represent amounts committed under legally enforceable supply agreements and non-cancelable purchase contracts. We do not include purchase obligations that can be canceled with a nominal fee.

(6)	Other long term obligations consist of asset retirement obligations.
As of December 31, 2015, the long-term contingent consideration related to the MacDermid Acquisition was valued at $70.7 million. Long-term contingent consideration is the only financial liability measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 84.0% of our total liabilities measured at fair value. See Note 11, Fair Value Measurements, to the Consolidated Financial Statements for additional disclosure.
To the extent we can reliably determine when payments will occur pertaining to unrecognized tax benefit liabilities, the related amounts will be included in the table above.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the $112 million of such liabilities at December 31, 2015, we are unable to make a reliable estimate of when amounts, if any, may be paid to the respective taxing authorities.
In connection with the Arysta Acquisition, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. At any time, the Arysta Seller may convert these shares into shares of common stock of Platform at a conversion price of $27.14 per share. On April 20, 2017, the Company will be required to repurchase any shares of Series B Convertible Preferred Stock that have not previously been converted into shares of common stock of Platform, or automatically redeemed in connection with certain mergers or consolidations, the sale of all or substantially all of the assets of Platform and its subsidiaries, the sale of certain subsidiaries of Platform or the approval of any plan for the dissolution, liquidation or termination of Platform by its stockholders. Upon such repurchase, the Company will also pay to holders of Series B Convertible Preferred Stock in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. To the extent the Arysta Seller continues to own Series B Convertible Preferred Stock, then, if as a result of the arbitration matter described in Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements, the Arysta Seller is obligated to make a payment to us, we may offset any make-whole payment due to the Arysta Seller by any such amount due from the Arysta Seller. If such make-whole payment is less than the amount resolved in connection with the arbitration matter, the deficit will be due from the Arysta Seller. Based on Platform's common stock price of $12.83 as of December 31, 2015, the make-whole payment would total approximately $316 million, assuming no impact from the arbitration matter noted above. The holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock or automatically redeemed by Platform.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as operating leases and stand-by letters of credit, to finance our business.  None of these arrangements have, or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Significant Accounting Policies and Critical Estimates
Our significant accounting policies are more fully described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements.  As disclosed in Note 1, the preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts and accompanying disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  We apply judgment based on our understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.

Areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
Revenue Recognition
We recognize revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete. This occurs when products have been shipped to, or received by, the customer, in accordance with the terms of the agreement entered into between us and such customer, title and risk of loss has been transferred, pricing is fixed or determinable and collectability is reasonably assured.
On a limited and discretionary basis, we allow certain distributors within the Agricultural Solutions segment extensions of credit on a limited portion of purchases made during a purchasing cycle, which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Credit Risk Management
Our products are sold primarily to customers in the agricultural, automotive, commercial packing and printing, electronic, and oil offshore production industries.  We are exposed to certain collection risks which are subject to a variety of factors, including economic and technological changes within these industries.  As is common industry practice, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  We establish reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay. Customer accounts receivable that are deemed to be uncollectible are written off when they are identified and all reasonable collections efforts have been exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in/first-out and average costs methods.  We regularly review inventories for obsolescence and excess quantities and calculate reserves based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.
Stock-based Compensation
We expense employee stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates, if any.  The fair value of RSU awards is determined using Monte Carlo simulations for market and performance-based RSU awards, and the closing price of our common stock on the date of grant for all other RSU awards. The fair value of stock options is determined using the Black-Scholes option pricing model.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of judgment. Such assumptions include expectations related to stock price volatility, estimates of forfeiture rates, and judgments as to whether performance targets will be achieved.
Compensation costs for stock-based awards reflects the number of RSU awards expected to vest and is ultimately adjusted in future periods to reflect the actual number of vested awards. Compensation costs for awards with performance conditions is only recognized if and when it becomes probable that the performance condition will be achieved. The probability of vesting is reassessed at the end of each reporting period and the compensation costs is adjusted accordingly, with the cumulative effect of such a change on current and prior periods being recognized in compensation cost in the period of the change.
Earnings (Loss) per Share
Basic earning (loss) per share of common stock excludes dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted earning (loss) per share of common stock reflects the potential dilution that could occur if our outstanding equity instruments, under which additional shares of common stock could be issued, were exercised or converted into shares of common stock.  Since we have only incurred losses, basic and diluted losses per share are the same.
Goodwill
Goodwill is tested for impairment at the reporting unit level annually, or when events or changes in circumstances indicate that goodwill might be impaired, in accordance with ASC 350-20 “Intangibles—Goodwill and Other.”  Our reporting units are determined based upon our organizational structure in place at the date of the goodwill impairment test.  For goodwill, a two-step impairment test is performed at the reporting unit level.  In the first step of impairment testing, the fair value of each reporting unit is compared to its carrying value.  The fair value of each reporting unit is determined based on the present value of discounted future cash flows.  Excluding certain nonrecurring charges, the discounted cash flows are prepared based upon cash flows at the reporting unit level.  The cash flow model utilized in the goodwill impairment test involves significant judgments related to future growth rates, discount rates and tax rates, among other considerations.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recorded equal to the difference.  Platform performed its annual goodwill assessment on October 1, 2015, and no goodwill impairment charges were recorded for the year ended December 31, 2015.
However, in performing the first step of the goodwill impairment test for the year ended December 31, 2015, the fair values of certain reporting units exceeded their carrying values by less margin than others. Specifically, the excess of the fair value of the Agro Business, a reporting unit withing the Agricultural Solutions segment, over its carrying value was 16.1%. Goodwill assigned to the Agro Business reporting unit totaled $1.87 billion.

•
Valuation Techniques - The Company uses a discounted cash flow analysis, which requires assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, the Company considers guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations. The annual revenue growth rates used for the initial 8 year period ranged from 1.3% to 7.2% for the Agro Business. The long-term growth rates used in determining the terminal value of the Agro Business were estimated at 3.0%.

•
Discount Rate Assumptions - Discount rates were estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  For the year ended December 31, 2015, the calculation resulted in a WACC rate of 10.0% for the Agro Business.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value.  Platform performed sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  Based on the sensitivity analysis performed for the Agro Business reporting unit, a 1% decrease in the terminal growth rate does not result in the carrying value exceeding their fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.
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
Long-Lived Assets Including Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames and 1 to 5 years for non-compete agreements.  If circumstances require a long-lived asset group to be tested for possible impairment, we first determine whether the estimated undiscounted future cash flows expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, based on comparable market values.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  The first step in evaluating the tax position for recognition is to determine the amount of evidence that supports a favorable conclusion for the tax position upon audit.  In order to recognize the tax position, we must determine whether it is more likely than not that the position is sustainable. The final requirement is to measure the tax benefit as the largest amount that has a more than 50% chance of being realized upon final settlement.
The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.
Employee Benefits and Pension Obligations
Amounts recognized in our audited Consolidated Financial Statements related to pension and other post-retirement benefits are determined from actuarial valuations.  Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, and mortality rates.  These assumptions are updated annually and are disclosed in Note 7, Pension, Post-Retirement and Post-Employment Plans, to the Consolidated Financial Statements.  In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated in other comprehensive income and amortized over future periods and, therefore, affect expense recognized.
We consider a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets.  We consider the historical long-term return experience of our assets, the current and expected allocation of our plan assets, and expected long-term rates of return.  We derive these expected long-term rates of return with the assistance of our investment advisors.  We base our expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income, real estate and alternative asset classes.  The measurement date used to determine pension and other post-retirement benefits is December 31, at which time the minimum contribution level for the following year is determined.
With respect to U.S. plans, our investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments.  We believe this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.  Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash.  The corporate bond mutual funds held by the pension plan include primarily corporate bonds from companies from diversified industries located in the United States.  The listed stocks are investments in large-cap and mid-cap companies located in the United States.  The assets from the limited partnership investments primarily include listed stocks located in the United States.   The weighted average asset allocation of the Pension Plan was 25% equity securities, 60% limited partnership interests and managed equity funds, 10% bond mutual fund holdings and 5% cash at December 31, 2015.  ROA assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index.  In determining an assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the Pension Plan.  The asset allocation strategy and ROA assumptions for the non-U.S. plans are determined based on similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements.
Environmental Matters
We accrue for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in “Accrued expenses and other current liabilities” and “Other long-term liabilities” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Other current assets" and "Other assets."
We capitalize environmental costs in instances where the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.
Recent Accounting Pronouncements
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lessees can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective for fiscal years, and interim periods beginning after December 15, 2018, with early adoption permitted. We are evaluating the impact of this new ASU.
Financial Instruments - Overall (Subtopic 825.10) - In January 2016, the FASB issued ASU No. 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities." This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. Provisions of this ASU include, among others, requiring the measurement of certain equity investments at fair value, with changes in value recognized in net income, and simplifying the impairment assessment of certain equity investments. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for provisions related to the recognition of changes in fair value of financial liabilities. We are evaluating the impact of this new ASU, which is not expected to have a material impact on our financial statements.
Income Taxes (Topic 740) - In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Income Taxes.” Under the updated guidance, an entity is required to classify deferred income tax assets and liabilities as non-current in the Consolidated Balance Sheet, eliminating the previous requirement to separate deferred income tax assets and liabilities into current and non-current amounts. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively, with early adoption permitted. We early adopted this ASU as of December 31, 2015 on a prospective basis; prior periods were not retrospectively adjusted.
Business Combinations (Topic 805) - In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” Under the updated guidance, an entity is no longer required to retrospectively apply adjustments to provisional amounts recorded as a part of a business combination. Adjustments to provisional amounts identified during the measurement period continue to be calculated as of the acquisition date but are recognized in the period in which they are determined, including the effects of such adjustments on earnings. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We adopted this ASU as of September 30, 2015. This ASU did not have a material impact on our financial statements as compared to the year ended December 31, 2014.

Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14 “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We continue to evaluate the impact of ASU 2014-9.
Inventory (Topic 330) - In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” Under the updated guidance, an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less predictable costs of completion, disposal, and transportation. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. We adopted this ASU as of October 1, 2015 by replacing our lower of cost or market test with a lower of cost and net realizable value test. This ASU did not have a material impact on our financial statements.
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted this ASU and reclassified approximately $86.3 million of assets held in our Pension Plans using NAV as a practical expedient out of the fair value hierarchy as of December 31, 2014.
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement includes a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We do not expect this ASU to have a material impact on our financial statements.
Interest - Imputation of Interest (Subtopic 835-30) - In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update eliminates the difference in the presentation of of debt issuance costs and debt discount and premiums by requiring that debt issuance costs be presented as deductions from the carrying value of the related debt, in a manner similar to debt discounts. The guidance is effective retroactively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. We early adopted this ASU and reclassified approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014.
Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, but entities may apply the guidance retrospectively to all prior periods presented in the financial statements.  We do not expect this ASU to have a material impact on our financial statements.
Derivatives and Hedging (Topic 815) - In November 2014, the FASB issued ASU No. 2014-16, “ Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).” Under current practice, there were predominantly two methods used to evaluate whether the nature of the host contract in a hybrid financial instrument is more akin to debt or equity: one considered all the features including the embedded and the other excluded the embedded derivative in the consideration. This update eliminates the difference in practice by clarifying that the evaluation should be based on all the instrument’s features, including the embedded derivative, and that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. The guidance is effective for fiscal years and interim periods beginning after December 15, 2015 and is applied in a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of our fiscal year 2016. Early adoption, including in an interim period, is permitted. We adopted the provision of this ASU during the first quarter of 2015, with the issuance of the Series B Convertible Preferred Stock. This ASU did not have a material impact on our financial statements, as there were no hybrid financial instruments requiring retrospective application.
Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015.  We do not expect this ASU to have a material impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. Dollar, our financial reporting currency.  In 2015, approximately 77% of net sales were denominated in currencies other than the U.S. Dollar.  Generally, each of our operations utilizes the local currency of the operation as its functional currency, the currency in which it incurs operating expenses and collects accounts receivable.  Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. Dollar and the following currencies: Euro, Brazil Real, British Pound Sterling, Chinese Yuan and Japanese Yen.  As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar. Our net foreign exchange currency losses for the twelve months ended December 31, 2015 totaled $43.4 million.
Our foreign subsidiaries may enter into foreign exchange hedges from time to time and on an ongoing basis to protect themselves against transaction exposures. We actively assess our hedging programs in order to mitigate foreign exchange risk exposures. This includes programs to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. As of December 31, 2015, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $254 million. The market value of the foreign currency forward contracts at December 31, 2015 was a $1.4 million current asset, and net realized and unrealized losses on such contracts for the twelve months ended December 31, 2015 totaled $0.3 million.
From time to time we also enter into deal specific foreign exchange hedges to mitigate our acquisition-related foreign exchange exposure. In connection with the Alent Acquisition, during July 2015, the Company entered into zero-cost, deal-contingent contracts to purchase £1.06 billion ($1.64 billion at the July 13, 2015 announcement date spot price of 1.5487) in order to hedge against foreign currency effects on the acquisition cash purchase price. The contracts consisted of £530 million of contingent forward contracts and £530 million of contingent options. Based on the actual closing date on December 3, 2015, the contracts had a weighted average strike price of 1.6053. However, during November 2015, the Company took advantage of a weakened sterling and entered into a series of call and put options to replace its out-of-the-money contingent options and to synthetically create a forward contract to purchase £530 million at a weighted average strike price of 1.5177. For the year ended December 31, 2015, the Company recorded fair value losses of $73.7 million.
Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.
Interest Rate Risk
We are also exposed to interest rate risk associated with our cash and cash equivalents, restricted cash, long-term debt, and other financing commitments.  At December 31, 2015, we had cash and cash equivalents of $432 million and total debt of $5.23 billion, including approximately $3.25 billion of variable interest rate debt based on the 1-month LIBOR.  In August 2015, we entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of our indebtedness. The swaps effectively fix the floating rate portion of the interest payments on approximately $1.16 billion of our USD denominated debt and €285 million of our Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020. Our remaining variable interest rate debt remains subject to interest rate risk, as interest payments will fluctuate with market changes in the underlying interest rates.  As a result of the interest rate swaps, a 100 basis point increase in the one-month LIBOR would result in a higher interest expense of approximately $8.1 million annually with respect to our remaining variable interest rate debt.

Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties.  The credit exposure related to these financial instruments is represented by the fair value of contracts with an obligation fair value as of December 31, 2015.  We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis.  As of December 31, 2015, we believe that our exposure to counterparty risk was immaterial.
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
Periodically, we may employ forward metals contracts or other financial instruments to hedge commodity price or other price risks.  Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases.  We continue to review a full range of business options focused on strategic risk management for all raw material commodities.  Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability.  We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our CEO and CFO have concluded that, due to material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.
In light of these material weaknesses, prior to the filing of this Annual Report, management performed additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in Platform's financial statements. These control activities and substantive and analytical procedures have allowed us to conclude that, notwithstanding the material weaknesses described below, the Consolidated Financial Statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP. Based in part on these additional efforts, our CEO and CFO have included their certifications as exhibits to this Annual Report.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Section 404 of Sarbanes-Oxley, management assessed the effectiveness of Platform’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements.  This material weakness resulted in the following material weaknesses:

•
The Company did not design and maintain effective controls over the accounting for acquired businesses. Specifically, the Company did not design and maintain effective controls to evaluate the reliability of information and assumptions used in purchase accounting and in the goodwill and intangible asset impairment analyses.

•	The Company did not design and maintain effective controls over completeness, existence and accuracy related to the accounting for income taxes.

•
The Company did not design and maintain effective controls over the financial close process for the Agricultural Solutions segment. Specifically, the Company did not design and maintain effective business performance review controls to assess the completeness and accuracy of financial reporting within the Agricultural Solutions segment, and did not maintain controls related to the timely and complete reconciliation of accounts for the CAS business, which is part of the Agricultural Solutions segment.

These material weaknesses resulted in an error in the purchase accounting for an acquisition made in the first fiscal quarter of 2015 which was corrected during the second fiscal quarter of 2015. Also, these material weaknesses resulted in the restatement of income taxes in the interim financial information for the three and nine months ended September 30, 2015. The material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.
As a result of these material weaknesses, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this Annual Report.
Our evaluation of internal control over financial reporting as of December 31, 2015 did not include the internal control over financial reporting related to Alent, Arysta and the OMG Businesses because they were acquired by Platform in purchase business combinations consummated during 2015. Alent's, Arysta's and the OMG Businesses' total assets, excluding goodwill and intangible assets recognized in purchase accounting, and total revenues represent approximately 66% and 51%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
Management's Remediation Initiatives
In response to the material weaknesses described above, we have added significant resources with an appropriate level of accounting knowledge, experience and training in the application of U.S. GAAP.  We also plan to continue our efforts to improve, design and implement integrated processes to enhance our internal control over financial reporting, including:

•	implementing a global consolidation and planning system;

•	reviewing our financial reporting processes as it relates to newly-acquired businesses and non-routine transactions;

•	enhancing the monitoring controls surrounding the design and operation of our internal controls over financial reporting and the financial performance of our newly-acquired businesses;

•	implementing a global tax reporting system;

•	reviewing of our tax accounting process to identify and implement enhanced tax accounting processes and related internal control procedures;

•	enhancing our financial planning and analysis function within our businesses and at the corporate level;

•	adding further qualified resources to our corporate and segment staff as we further enhance our internal control structure;

•	enhancing the controllership function in our newly-acquired businesses; and

•	enhancing training and education programs for financial personnel responsible for the accounting for newly acquired businesses and non-routine transactions, income taxes and account reconciliations.
Our management believes the foregoing efforts will effectively remediate the material weaknesses mentioned above. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.
Our remediation efforts are subject to ongoing senior management review, as well as Audit Committee oversight.  We currently do not have an expected timetable for the execution and completion of the remediation.
Changes to Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this Annual Report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this Annual Report.
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
The other information required by Item 10, including information regarding executive officers, directors, membership and function of the Audit Committee, including the financial expertise of its members, appearing under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement is incorporated by reference in this section. The information under the heading "Corporate Governance" in the 2016 Proxy Statement is also incorporated by reference in this section. Platform intends to file the 2016 Proxy Statement with the SEC no later than 120 days after December 31, 2015.
Item 11. Executive Compensation
The information appearing in the 2016 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee," and "Executive Compensation" is incorporated by reference in this section. Platform intends to file the 2016 Proxy Statement with the SEC no later than 120 days after December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 appearing under the headings "Security Ownership" and "Executive Compensation - Equity Compensation Plan Information" in the 2016 Proxy Statement is incorporated herein by reference. Platform intends to file the 2016 Proxy Statement with the SEC no later than 120 days after December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the 2016 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section. Platform intends to file the 2016 Proxy Statement with the SEC no later than 120 days after December 31, 2015.
Item 14. Principal Accounting Fees and Services
The information appearing in the 2016 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 4 - Ratification of Independent Registered Public Accountants for 2016 Fiscal Year" is incorporated by reference in this section. Platform intends to file the 2016 Proxy Statement with the SEC no later than 120 days after December 31, 2015.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
2.1	Share Purchase Agreement, dated as of October 20, 2014, between Nalozo S.à.r.l. and Platform	8-K	001-36272	2.1	10/21/2014
2.2	Amendment Agreement dated as of December 2, 2014, between Nalozo S.à.r.l. and Platform	8-K	001-36272	2.1	12/4/2014
2.3	Amendment Agreement, dated as of February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform	8-K	001-36272	2.3	2/17/2015
2.4	Amendment Agreement, dated as of October 27, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform	8-K	001-36272	2.4	10/30/2015
2.5	Rule 2.7 Announcement, dated as of July 13, 2015	8-K	001-36272	2.1	7/13/2015
2.6	Co-operation Agreement, dated as of July 13, 2015, by and among Platform, MacDermid Performance Acquisitions Ltd. and Alent plc	8-K	001-36272	2.2	7/13/2015
3.1 (a)	Certificate of Incorporation	S-4 POS	333-192778	3.1	1/24/2014
3.1 (b)	Certificate of Amendment of Certificate of Incorporation	8-K	001-36272	3.1	6/13/2014
3.1 (c)	Certificate of Designation of Series B Convertible Preferred Stock	8-K	001-36272	3.1	2/17/2015
3.2	Amended and Restated By-laws	10-K	001-36272	3.2	3/31/2014
4.1	Specimen Common Stock certificate	S-4/A	333-192778	4.1	1/2/2014
4.2	Indenture, dated as of February 2, 2015, among Escrow Issuer, the Trustee and the EUR Agent	8-K	001-36272	4.1	2/3/2015
4.3	Supplemental Indenture, dated as of February 13, 2015, among Platform, the Initial Guarantors, the Trustee and the EUR Agent	8-K	001-36272	4.2	2/17/2015
4.4	Second Supplemental Indenture, dated as of May 20, 2015, among Platform, the Subsequent Guarantors, the other Guarantors, the Trustee, and the EUR Agent					X
4.5	Third Supplemental Indenture, dated as of January 26, 2016, among Platform, the Subsequent Guarantors, the Trustee, and the EUR Agent					X
4.6	Form of 6.50% senior notes due 2022 denominated in U.S. Dollars	8-K	001-36272	A-1 to 4.1	2/3/2015
4.7	Form of 6.00% senior notes due 2023 denominated in Euro	8-K	001-36272	A-2 to 4.1	2/3/2015
4.8	Indenture, dated as of November 10, 2015, among PSPC Escrow II Corp. and Trustee	8-K	001-36272	4.1	11/12/2015

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
4.9	Supplemental Indenture, dated as of December 1, 2015, among Platform, the Initial Guarantors and the Trustee	8-K	001-36272	4.2	12/4/2015
4.10	Second Supplemental Indenture, dated as of January 26, 2016, among Platform, the Subsequent Guarantors, and the Trustee					X
4.11	Form of 10.375% senior notes due 2021	8-K	001-36272	A to 4.1	11/12/2015
10.1	Joinder Agreement, dated as of December 1, 2015, among the Alent Guarantors named therein	8-K	001-36272	10.1	12/4/2015
10.2	Severance Agreement Letter, dated as of January 7, 2003, between MacDermid, Incorporated and Frank J. Monteiro	S-4/A	333-192778	10.2	1/2/2014
†10.3	Memorandum of Agreement, dated as of June 25, 2001, between MacDermid, Incorporated and John L. Cordani	S-4/A	333-192778	10.4	1/2/2014
†10.4	Severance Agreement, dated as of July 22, 2002, between MacDermid, Incorporated and John L. Cordani	S-4/A	333-192778	10.3	1/2/2014
†10.5	Amendment, dated as of October 9, 2015, to Severance Agreement, dated July 22, 2002, between Platform and John L. Cordani	8-K	001-36272	10.2	10/16/2015
†10.6	Severance Agreement, dated September 14, 2015, between Platform and Robert L. Worshek	8-K	001-36272	10.1	10/16/2015
†10.7	Letter Agreement between Platform and Sanjiv Khattri, dated as of August 12, 2015 (effective September 14, 2015)	8-K	001-36272	10.1	8/18/2015
†10.8	Employment Agreement, dated as of December 15, 2015, between Platform and Rakesh Sachdev (effective January 5, 2016)	8-K	001-36272	10.1	12/16/2015
†10.9	Time and Performance-Based Restricted Stock Unit Award Agreement by and between Platform and Rakesh Sachdev (effective January 5, 2016).	8-K	001-36272	10.2	12/16/2015
10.10	MacDermid, Incorporated Profit Sharing and Employee Savings Plan (as amended and restated generally effective January 1, 2010)	S-4	333-192778	10.5	12/11/2013
10.11	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated generally effective January 1, 2009)	S-4	333-192778	10.6	12/11/2013
10.12	Second Amendment to MacDermid, Incorporated Employees’ Pension Plan, 2009 Restatement (effective as of January 1, 2009)	S-4/A	333-192778	10.8	1/2/2014
10.13	Amendment No. 1, dated as of December 13, 2013, to MacDermid, Incorporated Supplemental Executive Retirement Plan (as Previously Amended and Restated)	S-4/A	333-192778	10.9	1/2/2014
10.14	MacDermid, Incorporated Supplemental Executive Retirement Plan, effective April 1, 1994, as amended on February 25, 2005, and as further amended on July 11, 2013	S-4/A	333-192778	10.7	1/2/2014

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
†10.15	Platform Specialty Products Corporation Employee Savings and 401(k) Plan, effective as of January 1, 2014	S-8	333-205340	4.2(a)	6/29/2015
†10.16	Amendment No. 2 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of September 8, 2014	S-8	333-205340	4.2(b)	6/29/2015
†10.17	Amendment No. 3 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of November 17, 2014	S-8	333-205340	4.2(c)	6/29/2015
†10.18	Amendment No. 4 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of February 10, 2015	S-8	333-205340	4.2(d)	6/29/2015
†10.19	Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (effective as of November 1, 2013)	DEF14A	001-36272	Appendix A	4/25/2014
†10.20	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (effective as of March 6, 2014)	DEF14A	001-36272	Appendix B	4/25/2014
†10.21	Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.5	8/6/2014
†10.22	Form of Amended and Restated Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.4	4/6/2015
†10.23	Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.1	9/15/2015
†10.24	Form of Long Term Cash Bonus Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan					X
†10.25	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.26	Interim Facility Letter, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates	8-K	001-36272	10.1	7/13/2015
10.27	Amended and Restated Credit Agreement, dated as of October 31, 2013, among, inter alia, Platform Acquisition Holding Limited, MacDermid Holdings, LLC, Matrix Acquisition Corp., MacDermid, Incorporated (as successor to Matrix Acquisition Corp., the borrower), the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Credit Suisse AG, as administrative agent and as collateral agent	S-4/A	333-192778	10.13	1/2/2014

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.28	Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	8/8/2014
10.29	Amendment No. 2, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.2	8/8/2014
10.30	Incremental Amendment No. 1, dated as of October 1, 2014, among the Company, MacDermid, Incorporated, MacDermid Holdings, LLC, certain subsidiaries of MacDermid Holdings, LLC and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the lenders party thereto	8-K	001-36272	10.1	10/1/2014
10.31	Amendment No.3, dated February 13, 2015, among, inter alia, Platform, Holdings, MacDermid, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	2/17/2015
10.32	Amendment No. 4, dated December 3, 2015, among, inter alia, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.3	12/4/2015
10.33	Form of Retaining Holder Securityholders Agreement	S-4/A	333-192778	10.14	1/2/2014
10.34	Advisory Services Agreement, dated October 31, 2013, by and between Platform Specialty Products Corporation and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
10.35	Letter Agreement with respect to Supplemental Executive Retirement Plan payment, dated as of October 29, 2013, between Platform Acquisition Holdings Limited and Daniel H. Leever	S-4/A	333-192778	10.16	1/2/2014
10.36	Security Holder’s Agreement dated as of November 7, 2013	S-4/A	333-192778	10.17	1/2/2014
10.37	Form of Option Deeds	S-4/A	333-192778	10.19	1/2/2014
10.38	Form of Interest Notice	S-4/A	333-192778	10.20	1/15/2014
10.39	Third Amendment to Amended and Restated MacDermid, Incorporated Employees’ Pension Plan, dated as of December 13, 2013	S-4/A	333-192778	10.21	1/2/2014

		Incorporated by Reference				Included in this Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
†10.40	Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4/A	333-192778	10.22	1/2/2014
†10.41	Form of Incentive Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4/A	333-192778	10.23	1/2/2014
10.42	Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013, among Platform, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	10-K	001-36272	10.25	3/31/2014
10.43	Registration Rights Agreement, dated as of May 20, 2014, between Platform Specialty, the placement agents thereto and the Investors stated therein	8-K	001-36272	10.1	5/21/2014
10.44	Form of registration rights agreement between Platform and the purchasers of the shares in the October/November 2014 Private Placement	8-K	001-36272	10.3	10/8/2014
10.45	Registration Rights Agreement, dated as of February 13, 2015, between Platform and Nalozo L.P.	8-K	001-36272	10.2	2/17/2015
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14	3/31/2014
21.1	List of subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
23.2	Consent of KPMG LLP					X
24.1	Power of Attorney (included on the signature page hereto)					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished herewith.
†	This Exhibit represents a management contract or a compensatory plan.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ Robert L. Worshek
Name: Robert L. Worshek
Title: Vice President and Chief Accounting Officer
Date:	March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rakesh Sachdev	Director and Chief Executive Officer	March 11, 2016
Rakesh Sachdev	(Principal Executive Officer)

/s/ Sanjiv Khattri	Executive Vice President and Chief Financial Officer	March 11, 2016
Sanjiv Khattri	(Principal Financial Officer)

/s/ Robert L. Worshek	Vice President and Chief Accounting Officer	March 11, 2016
Robert L. Worshek	(Principal Accounting Officer)

/s/ Martin E. Franklin	Chairman of the Board	March 11, 2016
Martin E. Franklin

/s/ Ian G.H. Ashken	Director	March 11, 2016
Ian G.H. Ashken

/s/ Nicolas Berggruen	Director	March 11, 2016
Nicolas Berggruen

/s/ Michael F. Goss	Director	March 11, 2016
Michael F. Goss

/s/ Ryan Israel	Director	March 11, 2016
Ryan Israel

/s / E. Stanley O’Neal	Director	March 11, 2016
E. Stanley O’Neal

Index to Consolidated Financial Statements	Page

Report of Independent Registered Public Accounting Firm – Successor

Report of Independent Registered Public Accounting Firm – Predecessor

Consolidated Financial Statements

Consolidated Statements of Operations	F-1

Consolidated Statements of Comprehensive (Loss) Income	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-10

Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts and Reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Platform Specialty Products Corporation

In our opinion, the accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for the years then ended and for the period from April 23, 2013 (inception) through December 31, 2013 present fairly, in all material respects, the financial position of Platform Specialty Products Corporation and its subsidiaries (Successor) at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended and for the period from April 23, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the years ended December 31, 2015 and 2014 and for the period from April 23, 2013 (inception) through December 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date relating to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles. This material weakness contributed to the following material weaknesses: (i) the Company did not design and maintain effective controls over the accounting for acquired businesses, including the effective review of the reliability of information and assumptions used in purchase accounting and in the goodwill and intangible asset impairment analyses; (ii) the Company did not design and maintain effective controls over the completeness, existence and accuracy related to accounting for income taxes; and (iii) the Company did not design and maintain effective controls over the financial close process for the Agricultural Solutions segment, including effective business performance review controls to assess the completeness and accuracy of financial reporting within the Agricultural Solutions segment, and controls related to the timely and complete reconciliation of accounts at the CAS business, which is part of the Agricultural Solutions segment.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for its deferred income taxes and the manner in which it accounts for debt issuance costs in 2015.

We also have audited the adjustments to retrospectively reflect the change in the composition of reportable segments as described in Note 23. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of MacDermid, Incorporated and subsidiaries (Predecessor) other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the Predecessor financial statements.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Arysta, the OMG Businesses, and Alent from its assessment of internal control over financial reporting as of December 31, 2015 because they were acquired by the Company in purchase business combinations during 2015. We have also excluded Arysta, the OMG Businesses, and Alent from our audit of internal control over financial reporting. Arysta, the OMG Businesses, and Alent are wholly-owned subsidiaries whose total assets and total revenues represent approximately 66% and 51%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MacDermid, Incorporated:
We have audited, before the effects of the adjustments to retrospectively apply the change in accounting related to reportable segments described in note 23, the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of MacDermid, Incorporated and subsidiaries (“the Company”) for the ten-month period ended October 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the ten-month period ended October 31, 2013. These consolidated financial statements before the effects of the adjustments discussed in note 23 are not presented herein. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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
In our opinion, the consolidated financial statements referred to above, before the effects of the adjustments to retrospectively apply the change in accounting related to reportable segments described in note 23, present fairly, in all material respects, the results of operations and cash flows of MacDermid, Incorporated and subsidiaries for the ten-month period ended October 31, 2013 in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting related to reportable segments described in note 23 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.
/s/ KPMG LLP
Hartford, Connecticut
February 11, 2014

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
	2015	2014	2013	2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net sales	$2,542.3	$843.2	$118.2	$627.7
Cost of sales	1,550.4	446.6	82.5	304.9
Gross profit	991.9	396.6	35.7	322.8
Operating expenses:
Selling, technical, general and administrative	857.5	360.9	55.3	211.2
Non-cash charge related to preferred stock dividend rights	—	—	172.0	—
Research and development	62.8	26.2	4.0	19.9
Total operating expenses	920.3	387.1	231.3	231.1
Operating profit (loss)	71.6	9.5	(195.6)	91.7
Other (expense) income:
Interest, net	(213.9)	(37.9)	(5.4)	(45.9)
Loss on extinguishment of debt	—	—	—	(18.8)
(Loss) gain on derivative contracts	(74.0)	0.4	0.1	(0.3)
Foreign exchange (loss) gain	(43.4)	(2.7)	(0.6)	0.5
Other income (expense), net	30.4	(0.2)	0.1	(0.7)
Total other expense	(300.9)	(40.4)	(5.8)	(65.2)
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares	(229.3)	(30.9)	(201.4)	26.5
Income tax (expense) benefit	(75.1)	6.7	5.8	(13.0)
Net (loss) income	(304.4)	(24.2)	(195.6)	13.5
Net (income) loss attributable to the non-controlling interests	(4.2)	(5.7)	1.4	(0.3)
Net (loss) income attributable to stockholders	(308.6)	(29.9)	(194.2)	13.2
Accrued stock dividend on Founder's preferred shares	—	(232.7)	—	—
Accrued payment-in-kind dividend on cumulative preferred shares	—	—	—	(22.4)
Net loss attributable to common stockholders	$(308.6)	$(262.6)	$(194.2)	$(9.2)
Loss per share
Basic	$(1.52)	$(1.94)	$(2.10)	n/a
Diluted	$(1.52)	$(1.94)	$(2.10)	n/a
Weighted average shares outstanding
Basic	203.2	135.3	92.6	n/a
Diluted	203.2	135.3	92.6	n/a

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
	2015	2014	2013	2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net (loss) income	$(304.4)	$(24.2)	$(195.6)	$13.5

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments
Foreign currency translation adjustments arising during the period	(777.1)	(121.6)	(0.6)	(6.1)

Pension and post-retirement plans
Net actuarial (loss) gain arising during the period	(14.7)	(25.3)	3.8	28.4
Net (gain) loss recognized during the year	—	—	(0.2)	2.0
Translation adjustment	0.1	0.6	—	0.3
	(14.6)	(24.7)	3.6	30.7
Tax benefit (expense)	3.2	8.0	(1.8)	(10.1)
	(11.4)	(16.7)	1.8	20.6
Unrealized gain on available for sale securities
Unrealized holding gain on available for sale securities	1.7	0.1	—	0.2
Tax expense	(0.6)	—	—	(0.1)
	1.1	0.1	—	0.1
Derivative financial instrument revaluation
Unrealized hedging (loss) gain arising during the period	(12.5)	(0.2)	0.2	(0.3)
Tax benefit (expense)	4.4	0.1	(0.1)	0.1
	(8.1)	(0.1)	0.1	(0.2)
Other comprehensive (loss) income, net of tax	(795.5)	(138.3)	1.3	14.4
Other comprehensive loss attributable to the non-controlling interests	40.0	6.4	—	—
Other comprehensive (loss) income attributable to common stockholders	(755.5)	(131.9)	1.3	14.4

Comprehensive (loss) income	(1,059.9)	(156.1)	(194.3)	27.9
Comprehensive (income) loss attributable to the non-controlling interests	(4.2)	(5.7)	1.4	(0.3)
Comprehensive (loss) income attributable to stockholders	(1,064.1)	(161.8)	(192.9)	27.6
Accrued stock dividend on Founder's preferred shares	—	(232.7)	—	—
Accrued payment-in-kind dividend on cumulative preferred shares	—	—	—	(22.4)
Comprehensive (loss) income attributable to common stockholders	$(1,064.1)	$(394.5)	$(192.9)	$5.2

 See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$432.2	$397.3
Restricted cash	0.3	600.0
Accounts receivable, net of allowance for doubtful accounts of $14.4 and $9.6 at December 31, 2015 and 2014, respectively	1,023.0	327.3
Inventories	517.5	205.8
Note receivable	125.0	—
Prepaid expenses	72.2	14.5
Other current assets	100.3	31.6
Total current assets	2,270.5	1,576.5
Property, plant and equipment, net	491.6	178.6
Goodwill	4,021.9	1,405.3
Intangible assets, net	3,314.3	1,341.5
Other assets	91.9	45.4
Total assets	$10,190.2	$4,547.3
Liabilities and Stockholders' Equity
Accounts payable	$450.3	$106.7
Accrued salaries, wages and employee benefits	78.1	31.3
Current installments of long-term debt and revolving credit facilities	54.7	13.2
Accrued income taxes payable	65.1	16.7
Accrued expenses and other current liabilities	414.2	72.8
Total current liabilities	1,062.4	240.7
Long-term debt	5,173.6	1,392.4
Long-term retirement benefits, less current portion	80.5	38.8
Long-term deferred income taxes	678.8	202.3
Long-term contingent consideration	70.7	63.9
Other long-term liabilities	205.0	56.6
Total liabilities	7,271.0	1,994.7
Commitments and contingencies (Note 16)
Redeemable preferred stock - Series B	645.9	—
Stockholders' Equity
Preferred stock - Series A	—	—
Common shares, 400,000,000 shares authorized, 229,464,157 and 182,066,980 shares issued and outstanding at December 31, 2015 and 2014, respectively. 10,050,290 shares declared for stock dividend at December 31, 2014	2.3	1.9
Additional paid-in capital	3,520.4	2,812.4
Accumulated deficit	(532.7)	(224.1)
Accumulated other comprehensive loss	(886.1)	(130.6)
Total stockholders' equity	2,103.9	2,459.6
Non-controlling interests	169.4	93.0
Total equity	2,273.3	2,552.6
Total liabilities, redeemable preferred stock and stockholders' equity	$10,190.2	$4,547.3
See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,	Year Ended December 31,	Period from Inception (April 23, 2013) through December 31,	January 1, 2013 through October 31,
	2015	2014	2013	2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net (loss) income	$(304.4)	$(24.2)	$(195.6)	$13.5
Adjustments to reconcile net (loss) income from operations to net cash flows provided by operating activities:
Non-cash charge related to preferred stock dividend rights	—	—	172.0	—
Depreciation and amortization	251.0	88.0	12.8	32.8
Deferred income taxes	(45.5)	(43.2)	(7.5)	(4.8)
Manufacturer's profit in inventory adjustment	76.5	35.5	23.9	—
Loss on foreign exchange contracts	73.1	—	—	—
Non-cash fair value adjustment to contingent consideration	6.8	29.1	(0.7)	—
Loss on extinguishment of debt	—	—	—	18.8
Restructuring charges	9.1	1.5	0.8	3.6
Provision for bad debt	9.2	1.2	0.3	2.1
Equity compensation expense	0.8	1.3	0.5	9.3
Other, net	(6.2)	3.2	(0.9)	1.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	66.7	4.9	6.2	(11.3)
Inventory	(7.3)	11.4	2.1	(4.6)
Accounts payable	83.2	10.9	(0.2)	2.4
Accrued expenses	51.5	(15.7)	(8.7)	3.9
Other assets and liabilities	56.4	(5.7)	2.5	(11.1)
Net cash flows provided by operating activities	320.9	98.2	7.5	56.0
Cash flows from investing activities:
Capital expenditures	(47.9)	(18.5)	(2.3)	(8.9)
Investment in product registrations	(34.4)	—	—	—
Proceeds from sale of non-financial assets	25.8	0.6	4.4	2.1
Acquisition of business, net of cash acquired	(4,600.3)	(1,361.8)	(922.4)	—
Restricted cash	599.7	(600.0)	—	—
Purchases of marketable securities	—	—	(359.9)	—
Redemption of marketable securities	—	—	359.9	—
Note receivable	(125.0)	—	—	—
Settlement of foreign exchange contracts in connection with acquisition	(73.1)	—	—	—
Other, net	(1.3)	(3.0)	—	(1.0)
Net cash flows used in investing activities	(4,256.5)	(1,982.7)	(920.3)	(7.8)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and premium	3,921.8	678.8	0.2	1,109.5
Repayments of borrowings	(283.7)	(9.1)	(2.2)	(732.9)
Payments on revolving credit facilities	(12.4)	—	—	—
Repurchase of Series A preferred stock	—	—	—	(270.2)
Advance from Platform Acquisition Holdings Limited	—	—	—	33.3
Proceeds from issuance of preferred stock, net	—	—	20.0	—
Proceeds from issuance of common stock, net	469.5	1,512.6	1,019.5	—
Payment of accumulated dividends on Series A preferred stock	—	—	—	(229.8)
Payment of financing fees	(87.0)	(13.2)	(1.8)	(13.6)
Change in factored liabilities	(3.9)	—	—	—
Other, net	(3.1)	(0.2)	—	(0.6)
Net cash flows provided by (used in) financing activities	4,001.2	2,168.9	1,035.7	(104.3)
Effect of exchange rate changes on cash and cash equivalents	(30.7)	(10.1)	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	34.9	274.3	123.0	(56.3)
Cash and cash equivalents at beginning of period	397.3	123.0	—	143.4
Cash and cash equivalents at end of period	$432.2	$397.3	$123.0	$87.1
Supplemental disclosure information:
Cash paid for interest	$147.6	$36.3	$5.1	$50.0
Cash paid for income taxes	$73.3	$27.5	$2.9	$21.8
Non-cash investing activities:
Unpaid capital expenditures included in accounts payable and accrued expenses	$4.7	$2.4	$—	$—
Non-cash financing activities:
Cash paid by Platform Acquisition Holdings, Ltd for interest	$—	$—	$—	$5.0

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share amounts)

	Predecessor
	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
Balance at December 31, 2012	$525.0	$—	$50.0	$2.4	$(273.1)	$(30.3)	$(1.2)	$272.8	$(0.3)	$272.5
Net income	—	—	—	—	13.2	—	—	13.2	0.3	13.5
Other comprehensive income net of taxes	—	—	—	—	—	14.4	—	14.4	—	14.4
Equity compensation	—	—	—	0.2	—	—	—	0.2	—	0.2
Accrual of paid-in-kind dividend on cumulative preferred shares	20.8	1.6	—	—	(22.4)	—	—	—	—	—
Shares repurchased	(500.0)	—	—	—	—	—	—	(500.0)	—	(500.0)
Shares exchanged	(45.0)	45.0	—	—	—	—	—	—	—	—
Shares canceled	(0.8)	—	(0.4)	—	—	—	1.2	—	—	—
Dividend paid to non-controlling interest partner	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at October 31, 2013	$—	$46.6	$49.6	$2.6	$(282.3)	$(15.9)	$—	$(199.4)	$(0.6)	$(200.0)

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Total stockholders' equity as of April 23, 2013 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(194.2)	—	(194.2)	(1.4)	(195.6)
Other comprehensive income net of taxes	—	—	—	—	—	—	1.3	1.3	—	1.3
Issuance of preferred shares @ $10.00 per share on April 25, 2013	2	—	—	—	—	—	—	—	—	—
Issuance of preferred shares @ $10.00 per share with matching warrants on May 22, 2013 along with 2 matching warrants matching with previously issued preferred shares	1,999,998	—	—	—	20.0	—	—	20.0	—	20.0
Issuance of common shares @ $10.00 per share with matching warrants on May 22, 2013	—	—	88,529,500	—	885.0	—	—	885.0	—	885.0
Equity offering cost	—	—	—	—	(24.1)	—	—	(24.1)	—	(24.1)
Equity compensation	—	—	—	—	0.5	—	—	0.5	—	0.5
Exercise of warrants for common shares @ $10.50 per share on October 30, 2013	—	—	13,071,199	—	137.2	—	—	137.2	—	137.2
Preferred stock dividend rights	—	—	—	—	172.0	—	—	172.0	—	172.0
Exercise of warrants for common shares @ $10.50 on November 13, 2013	—	—	391,081	—	4.1	—	—	4.1	—	4.1
Issuance of common shares @ $10.50 per share on November 13, 2013	—	—	761,904	—	8.0	—	—	8.0	—	8.0
Exchange of warrants for common shares @ $11.50 per share on November 20, 2013	—	—	466,666	—	5.4	—	—	5.4	—	5.4
Issuance of common shares @ $11.00 per share on December 23, 2013	—	—	351,591	—	3.9	—	—	3.9	—	3.9
Assignment of value for non controlling interest in business acquisition	—	—	—	—	—	—	—	—	97.4	97.4
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net (loss) income	—	—	—	—	—	(29.9)	—	(29.9)	5.7	(24.2)
Other comprehensive loss net of taxes	—	—	—	—	—	—	(131.9)	(131.9)	(6.4)	(138.3)
Impact of Domestication	—	—	—	1.0	(1.0)	—	—	—	—	—
Issuance of common shares @ $11.00 per share on January 5, 2014	—	—	3,959	—	—	—	—	—	—	—
Issuance of common shares to Directors on 7/31/14	—	—	9,242	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	11,139	—	0.2	—	—	0.2	—	0.2
Exercise of warrants for common shares @ $11.50	—	—	16,244,694	0.2	186.7	—	—	186.9	—	186.9
Issuance of common shares at $19.00 per share in connection with Private Placement Offering on May 20, 2014	—	—	15,800,000	0.2	300.0	—	—	300.2	—	300.2
Issuance costs in connection with Private Placement Offering on May 20, 2014	—	—	—	—	(13.8)	—	—	(13.8)	—	(13.8)
Issuance of common shares at $11.00 per share in connection with 401(k) Exchange Agreement	—	—	1,670,386	—	18.4	—	—	18.4	—	18.4
Issuance of common shares at $25.59 per share in connection with Private Placement Offering on October 8, 2014	—	—	16,060,960	0.2	410.8	—	—	411.0	—	411.0
Issuance costs in connection with Private Placement Offering on October 8, 2014	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of common shares in connection with Agriphar Acquisition	—	—	711,551	—	16.6	—	—	16.6	—	16.6
Issuance of common shares in connection with Chemtura Acquisition	—	—	2,000,000	—	52.0	—	—	52.0	—	52.0
Issuance of common shares at $25.59 per share on November 6, 2014	—	—	9,404,064		240.6	—	—	240.6	—	240.6
Issuance of common shares at $24.50 per share in connection with Public Offering on Nov. 17, 2014	—	—	16,445,000	0.2	402.7	—	—	402.9	—	402.9
Issuance costs in connection with Public Offering on November 17, 2014	—	—	—	—	(15.1)	—	—	(15.1)	—	(15.1)
Declaration of stock dividend on Founders' preferred shares	—	—	—	0.1	(0.1)	—	—	—	—	—
Recovery of short swing profits, net	—	—	—	—	0.5	—	—	0.5	—	0.5
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Conversion of PDH non-controlling interest to common shares	—	—	134,044	—	1.5	—	—	1.5	(1.5)	—
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

	Successor
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive income (loss)	Total Stockholders' Equity	Non- controlling interests	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net loss (income)	—	—	—	—	—	(308.6)	—	(308.6)	4.2	(304.4)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(755.5)	(755.5)	(40.0)	(795.5)
Issuance of common stock to Founder Entities as stock dividend to Series A Preferred Stock declared on December 31, 2014	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	578,874	—	6.6	—	—	6.6	(6.6)	—
Issuance of common stock under ESPP	—	—	44,361	—	0.7	—	—	0.7	—	0.7
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	125.4	125.4
Issuance of common stock at $26.50 per share in June 2015 Equity Offering	—	—	18,226,414	0.2	482.7	—	—	482.9	—	482.9
Issuance costs in connection with June 2015 Equity Offering	—	—	—	—	(15.0)	—	—	(15.0)	—	(15.0)
Issuance of common shares to non-employee	—	—	2,500	—	—	—	—	—	—	—
Acquisition of remaining interest in Arysta Colombia	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Issuance of common shares at $12.56 per share in connection with Alent acquisition on December 1, 2015	—	—	18,419,738	0.2	231.2	—	—	231.4	—	231.4
Sale of 50.65% ownership in Arysta Toyo Green Co LTD, including maintenance sub	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3

 See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company – Platform Specialty Products Corporation is a global, diversified producer of high-technology specialty chemical products and provider of technical services, which was originally incorporated with limited liability under the laws of the British Virgin Islands on April 23, 2013.  Until the MacDermid Acquisition on October 31, 2013, Platform had neither engaged in any operations nor generated any income.  The Company selected December 31 as its fiscal year end.  All activity through October 31, 2013 was related to the Company’s formation, Initial Public Offering and identification and investigation of prospective target businesses with which to consummate an initial business combination.
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
Business Description – Platform is a global, diversified producer of high-technology specialty chemical products. The Company's business involves the formulation of a broad range of solutions-oriented specialty chemicals which are sold into multiple industries including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling.  Platform refers to its products as “dynamic chemistries” due to their intricate chemical compositions which are used in a wide variety of niche markets.  The Company sells and delivers its products to customers through its sales and service workforce, regional distributors, as well as manufacturing representatives.
Principles of Consolidation – The accompanying Consolidated Financial Statements are prepared in accordance with U.S. GAAP and include the accounts of Platform or the Predecessor, as applicable, and all of their respective controlled subsidiaries. All subsidiaries are included in the Consolidated Financial Statements for the entire period or, if acquired, from the date on which the Company obtained control. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of its subsidiaries from the date it acquires control or becomes the primary beneficiary. All intercompany accounts and transactions have been eliminated upon consolidation. The Consolidated Financial Statements and information included herein are those of (i) Platform as of, and for the years ended, December 31, 2015 and 2014, and the period from April 23, 2013 (inception) through December 31, 2013, and (ii) MacDermid (the Predecessor) for the ten-month period ended October 31, 2013, which represents the pre-acquisition period immediately preceding the MacDermid Acquisition.
Use of Estimates – In preparing the Consolidated Financial Statements in conformity with U.S. GAAP, management must undertake decisions that impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  The Company applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.  Significant items subject to such estimates and assumptions include: the useful lives of fixed and intangible assets, allowances for doubtful accounts and sales returns, deferred tax asset valuation allowances, inventory valuation, stock-based compensation, liabilities for employee benefit obligations, environmental liabilities, income tax uncertainties, valuation of goodwill, acquisition-related contingent consideration, intangible assets and other contingencies.
Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company, from time to time, may be required to maintain cash deposits with certain banks with respect to certain contractual obligations. As of December 31, 2015 and 2014, the Company was required to maintain restricted cash deposits of $0.3 million and $600 million, respectively. The 2014 restricted cash balance was related to the Arysta Acquisition.
Credit Risk Management – Platform's products are sold primarily to customers in the agricultural, automotive, commercial packing and printing, electronic, and oil offshore production industries.  The Company is exposed to certain collection risks which are subject to a variety of factors, including economic and technological changes within these industries.  As is common industry practice, the Company generally does not require collateral or other security as a condition of sale, rather relying on credit approval,

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  The Company establishes reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay. Customer accounts receivable that are deemed to be uncollectible are written off when they are identified and all reasonable collections efforts have been exhausted.
Derivatives – The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction are specifically identified, and the likelihood of each forecasted transactions of occurring is deemed probable.  If it is determined that the forecasted transaction will not occur, the gain or loss is recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative uses of financial instruments. It is the Company's policy to disclose the fair value of derivative instruments that are subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets. There were no derivatives subject to master netting arrangements at December 31, 2015 or 2014.
The Company has used, and may use in the future, forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third party and intercompany forecasted transactions.  If hedge accounting is applied, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations.
The Company has also used, and may use in the future, contracts and options to mitigate its exposure in the precious metals markets.  Such contracts are designated as Normal Purchases, the effects of which are not deferred as components of other comprehensive income. Metals contracts that meet the definition of a derivative but do not meet the Normal Purchases requirements are recorded as a derivative asset or liability in the balance sheet and subsequently marked to market every reporting period, with changes in fair value recognized in the income statement as "(Loss) gain on derivative contracts."
Inventories – Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in/first-out and average costs methods.  The Company regularly reviews inventories for obsolescence and excess quantities and calculates a reserve based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.
Property, Plant and Equipment – Property, plant and equipment is stated at cost less accumulated depreciation.  Equipment under capital lease arrangements is stated at the net present value of minimum lease payments.  The Company records depreciation on a straight-line basis over the estimated useful life of each asset.  Estimated useful lives by asset class are as follows:

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
Goodwill and Indefinite-Lived Purchased Intangible Assets – Goodwill represents the excess of the acquisition cost over the fair value of the identifiable net assets of an acquired business.  The Company does not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite lives are tested for impairment.  Goodwill is tested for impairment at the reporting unit level annually as of October 1, or when events or changes in circumstances indicate that goodwill might be impaired in accordance with ASC 350-20 “Intangibles-Goodwill and Other.”
A two-step impairment test is performed at the reporting unit level.  In the first step of impairment testing, the fair value of each reporting unit is compared to its carrying value.  The fair value of each reporting unit is determined using the income approach based on the present value of discounted future cash flows of those units.  The cash flows utilized in goodwill impairment testing differ from actual consolidated cash flows due to exclusion of non-recurring charges.  The cash flow model utilized in the goodwill

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment test involves significant judgments related to future growth rates, working capital needs, discount rates and tax rates, among other considerations.  The Company relies on data developed by business unit management as well as macroeconomic data in making these calculations.  The discounted cash flow model utilizes a risk-adjusted weighted average cost of capital to discount estimated future cash flows.  Changes in these estimates can impact the present value of the expected cash flow that is used in determining the fair value of a given reporting unit.  If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the implied fair value of the reporting unit’s goodwill.  The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit over the estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recorded equal to the difference.
Indefinite-lived intangible assets consist of certain tradenames which are reviewed for potential impairment on an annual basis as of October 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.  Indefinite-lived intangible assets are reviewed for impairment by comparing the estimated fair values of the indefinite-lived intangible assets to their carrying values.  The estimated fair values of these intangible assets are determined using the “relief from royalty” approach.  An impairment loss is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value.
The Company completed its goodwill and indefinite-lived intangible asset impairment evaluations as of October 1, 2015 and, based on the results of the impairment tests, determined that no significant adjustments to the carrying value of goodwill or indefinite-lived intangible assets were necessary. There were also no such adjustments to the carrying value of goodwill or indefinite-lived intangible assets necessary for the year ended December 31, 2014, and the Successor and Predecessor 2013 periods.
For the Agricultural Solutions segment, management aggregated the geographical business units as one reporting unit for purposes of this evaluation. Animal Health was considered as a separate reporting unit. Management concluded that aggregating the geographical business units was appropriate after consideration of both qualitative and quantitative factors, such as consistency of products and services, production capabilities, distribution methods, and significant inter-dependence and sharing of resources.
Additionally, management considered the downturn in the agricultural industry when considering the estimated future cash flows used within the impairment test. Management’s expectation is that this downturn is temporary and consistent with historical economic cycles within the industry; however, if industry turnaround does not occur in the expected time-frame, management will test for impairment if such events or changes in circumstances indicate that goodwill might be impaired. Further, management assessed impairment across all assets for triggers, and determined that adjustments to the carrying value of these assets were not necessary.
The Company performed qualitative assessments for three reporting units in the Performance Solutions segment and step one of the two step test for the remaining reporting units in the Performance Solutions and Agricultural Solutions segments. A qualitative assessment is permitted at the reporting unit level to determine whether it is necessary to perform the two-step goodwill impairment test. The qualitative assessment consists of an evaluation of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, based on all relevant events or circumstances that affect the fair value or carrying amount of a reporting unit.
Finite-Lived Intangible Assets – Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames and 1 to 5 years for non-compete agreements.  The Company evaluates long-lived assets, such as property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  If circumstances require a long-lived asset group to be tested for possible impairment, the Company first determines if the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset.  When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.
Product Registrations – Product registrations represent external costs incurred to obtain distribution rights from regulatory bodies for certain products in our Agricultural Solutions segment. These costs include laboratory testing, legal, regulatory filing and other costs. Only costs associated with products that are probable of generating future cash flows are capitalized. The capitalized costs are amortized over the useful lives of the registrations, which currently range from 12 to 14 years, and are included in "Selling, technical, general and administrative" expenses in the Consolidated Statement of Operations. Product registrations are evaluated for impairment in the same manner as other finite-lived intangible assets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Employee Benefits – The Company sponsors a variety of employee benefit programs, some of which are non-contributory.  The accounting policies used to account for these plans are as follows:
Retirement – The Company provides non-contributory defined benefit plans to domestic and certain foreign employees.  The projected unit credit actuarial method is used for financial reporting purposes.  The Company recognizes the funded status in its Consolidated Balance Sheets, which represents the difference between the fair value of the plan assets and the projected benefit obligation. The Company’s funding policy for qualified plans is consistent with federal or other local regulations and customarily equals the amount deductible for federal and local income tax purposes.  Foreign subsidiaries contribute to other plans, which may be administered privately or by government agencies in accordance with local regulations.
401(k) - Effective January 1, 2014, the Company also provides benefits under the Platform Specialty Products Corporation Employee Savings & 401(k) Plan, or PSP 401(k) Plan, for substantially all domestic employees, which consists of two components: a discretionary profit-sharing/non-elective component, funded by the Company, and a defined contribution 401(k) component.  Under the discretionary profit sharing/non-elective component, the Company's non-elective contributions to the PSP 401(k) Plan totaled $1.5 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively, and are funded during the first quarters of each subsequent year.  Under the defined contribution 401(k) component, on a yearly basis, the Company may determine to make contributions that match some or all of the participants’ contributions. For the years ended December 31, 2015 and 2014, the Company contributed $1.4 million and $0.7 million to the plan, respectively.
Post-retirement – The Company currently accrues for post-retirement health care benefits for U.S. employees hired prior to April 1, 1997.  The post-retirement health care plan is unfunded.
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable, contingent consideration and current and long-term debt.  The Company believes that the carrying value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable are representative of their respective fair values because of the short maturities of these instruments.  Available for sale equity investments are carried at fair value with net unrealized gains or losses reported as a component of accumulated other comprehensive (loss) income.  See Note 11, Fair Value Measurements, to the Consolidated Financial Statements.
Equity Securities – Equity securities that have a readily determinable fair value are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are recorded in other comprehensive income. Equity securities which do not have readily determinable fair values are recorded at cost and are evaluated whenever events or changes in circumstances indicate that the carrying values of such investments may be impaired.
Equity Method Investments – Investments over which the Company has the ability to exercise significant influence, but which the Company does not control, are accounted for under the equity method of accounting and are included in "Other assets" on the Consolidated Balance Sheet. Significant influence generally exists when the Company holds between 20% and 50% of the voting power of another entity. Investments are initially recognized at cost. The Consolidated Financial Statements include the Company's share of net earnings or losses from the date that significant influence commences until the date that significant influence ceases. When the Company's share of losses exceeds its interest in an equity investment, the carrying amount of that interest is reduced to zero, and the recognition of further losses is discontinued, except to the extent that the Company has an obligation or has made payments on behalf of the investee.
Financial Guarantees and Factoring of Accounts Receivable – Guarantees provided to financial institutions on vendor and customer loans used to settle outstanding accounts receivable balances are recorded as liabilities until such time when the guarantee periods have elapsed, at which time the accounts receivable balances and the related financial guarantees are reversed.
Factoring arrangements, whereby substantially all economic risks and rewards associated with trade receivables are transferred to a third party, are accounted for by derecognizing the trade receivables upon receipt of cash proceeds from the factoring arrangement. Factoring arrangements, whereby some, but not substantially all, of the economic risks and rewards are transfered

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to a third party and the assets subject to the factoring arrangement remain under the Company's control are accounted for by not derecognizing the trade receivables and recognizing any related obligations to the third party.
Foreign Currency Translation – Primarily all of the Company’s foreign subsidiaries use their local currency as their functional currency.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using foreign currency exchange rates prevailing as of the balance sheet dates.  Revenue and expense accounts are translated at average foreign currency exchange rates for the periods presented.  Cumulative currency translation adjustments are included in other comprehensive income (loss) in the stockholders’ equity section of the Consolidated Balance Sheets.  Net gains and losses from transactions denominated in a currency other than the functional currency of the entity are included in Other (expense) income in the Consolidated Statements of Operations.
Revenue Recognition – The Company recognizes revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete. This occurs when products have been shipped to, or received by, the customer, in accordance with the terms of the agreement by and between the Company and such customer, title and risk of loss has been transferred, pricing is fixed or determinable and collectability is reasonably assured.
On a limited and discretionary basis, the Company allows certain distributors within the Agricultural Solutions segment extensions of credit on a limited portion of purchases made during a purchasing cycle, which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Cost of Sales – Cost of sales consists primarily of raw material costs and related purchasing and receiving costs used in the manufacturing process, direct salary and wages and related fringe benefits, packaging costs, shipping and handling costs, plant overhead and other costs associated with the manufacture and distribution of the Company’s products.  For the years ended December 31, 2015 and 2014, cost of sales included a manufacturer’s profit in inventory adjustment of $76.5 million and $35.5 million, respectively, associated with inventory revaluations related to the various Acquisitions. For the Successor 2013 Period, cost of sales included a manufacturer’s profit in inventory adjustment of $23.9 million related to the MacDermid Acquisition.
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
Research and development – Research and development costs, which primarily relate to internal salaries, are expensed as incurred.
Environmental Matters - The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheets in “Accrued expenses and other current liabilities” and “Other long-term liabilities” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets as “Other current assets" and "Other assets."
Environmental costs are capitalized in instances where the costs extend the life of the property, increase its capacity, and/or mitigate or prevent contamination from future operations. Environmental costs are also capitalized in recognition of legal asset retirement obligations resulting from the acquisition, construction and/or normal operation of a long-lived asset. Costs related to environmental contamination treatment and cleanup are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued when such costs are probable and reasonably estimable.
Income Taxes – The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as the net change in deferred tax assets and liabilities during the period.  Deferred income taxes are recorded at currently enacted tax rates for temporary differences between the financial reporting and income tax basis of assets and liabilities.  A valuation allowance is assessed and recorded when it is estimated that it becomes more likely than not that the full value of a deferred tax asset may not be realized.  Deferred federal and state income taxes are not provided on the undistributed earnings of certain foreign subsidiaries where management has determined that such earnings have been permanently reinvested.
Stock-based Compensation Plans – The Company accounts for stock-based compensation in accordance with ASC No. 718, “Compensation - Stock Compensation.”  Stock-based compensation expense recognized during the period is based on the value

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the portion of equity-based awards that are ultimately expected to vest. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of RSUs is determined based on the number of units granted and the closing price of the Company's common stock on the date of grant.  Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.
Earnings (Loss) Per Common Share – Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.  Diluted net (loss) income per common share assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method, if the effect is not anti-dilutive.  For stock options and RSUs, it is assumed that the proceeds will be used to buy back shares.  For stock options, such proceeds equal the average unrecognized compensation plus the assumed exercise of weighted average number of options outstanding and windfall tax benefits.  For unvested RSUs, the assumed proceeds equal the average unrecognized compensation expense plus windfall tax benefits.
New Accounting Standards
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lessees can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective for fiscal years, and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of this new ASU.
Financial Instruments - Overall (Subtopic 825.10) - In January 2016, the FASB issued ASU No. 2016-1 “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. Provisions of this ASU include, among others, requiring the measurement of certain equity investments at fair value, with changes in value recognized in net income, and simplifying the impairment assessment of certain equity investments. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for provisions related to the recognition of changes in fair value of financial liabilities. The Company is evaluating the impact of this new ASU, which is not expected to have a material impact on its financial statements.
Income Taxes (Topic 740) - In November 2015, the FASB issued ASU No. 2015-17 “Balance Sheet Classification of Deferred Income Taxes.” Under the updated guidance, an entity is required to classify deferred income tax assets and liabilities as non-current in the Consolidated Balance Sheet, eliminating the previous requirement to separate deferred income tax assets and liabilities into current and non-current amounts. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively, with early adoption permitted. The Company early adopted this ASU as of December 31, 2015 on a prospective basis; prior periods were not retrospectively adjusted.
Business Combinations (Topic 805) - In September 2015, the FASB issued ASU No. 2015-16 “Simplifying the Accounting for Measurement-Period Adjustments.” Under the updated guidance, an entity is no longer required to retrospectively apply adjustments to provisional amounts recorded as a part of a business combination. Adjustments to provisional amounts identified during the measurement period continue to be calculated as of the acquisition date but are recognized in the period in which they are determined, including the effects of such adjustments on earnings. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU as of September 30, 2015. This ASU did not have a material impact on the Company's financial statements as compared to the year ended December 31, 2014.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value Measurement (Topic 820) - In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update eliminates diversity in practice related to investments whose fair value is measured using net asset values as a practical expedient, and removes the requirement to categorize such investments within the fair value hierarchy. The guidance is effective retrospectively for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The Company early adopted this ASU and reclassified approximately $86.3 million of assets held in the Company's Pension Plans using NAV as a practical expedient out of the fair value hierarchy as of December 31, 2014.
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
Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015, but entities may apply the guidance retrospectively to all prior periods presented in the financial statements.  The Company does not expect this ASU to have a material impact on its financial statements.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
Certain prior year's amounts have been reclassified to conform to the current year’s presentation including approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014 as a result of early adopting ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs."
2.  ACQUISITIONS OF BUSINESSES
2015 Activity
Alent Acquisition
On December 1, 2015, Platform completed the Alent Acquisition by acquiring all of the issued shares of Alent for approximately $1.74 billion in cash, net of acquired cash, and 18,419,738 shares of the Company's common stock at $12.56 per share, issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent.
The Company acquired Alent to expand its product capabilities and offerings and improve the geographic range in surface treatments. Legacy Alent was a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive, industrial applications, and high performance consumable products and services. Alent is included in the Company's Performance Solutions business segment.
OMG Acquisition
On October 28, 2015, Platform completed the OMG Acquisition for a total purchase price of approximately $237 million, in cash, net of acquired cash, subject to purchase price adjustments.
The Company acquired the highly-synergistic OMG Businesses to bolster its Performance Solutions segment. Legacy OMG’s Electronic Chemicals business developed, produced and supplied chemicals for electronic and industrial applications. Legacy OMG’s Photomasks products were used by customers to produce semiconductors and related products. The OMG Businesses are included in the Company's Performance Solutions business segment.
Arysta Acquisition
On February 13, 2015, Platform completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and closing working capital adjustments, and including Arysta Seller transaction expenses paid by Platform, and the issuance to the Arysta Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair value of $646 million.
The Company acquired Arysta to expand its presence in the agrochemical business, complementing its prior acquisitions of Agriphar and CAS.  Legacy Arysta provided products and solutions utilizing globally managed patented and proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions include stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta is included in the Company's Agricultural Solutions business segment.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Activity
CAS Acquisition
On November 3, 2014, Platform completed the CAS Acquisition for approximately $1.04 billion, consisting of $983 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 2,000,000 shares of its common stock. Due to regulatory constraints, title to certain CAS businesses located in Russia was not transferred to Platform until the first quarter of 2015. In connection with the CAS Acquisition, the Company entered into six supply agreements with Chemtura to supply certain products to the Company, on an exclusive basis. These arrangements included capital leases for certain equipment totaling $13.2 million, which were recorded as measurement period adjustments having an immaterial impact on the year ended December 31, 2014. In addition, the Company has agreed to fund the asset retirement obligations associated with the related equipment and accordingly, the Company has recognized an asset retirement obligation of $13.2 million.  The supply agreements have a minimum term of four years from the date of the CAS Acquisition and will remain in force unless either party provides advance termination notice.
In line with Platform's business strategy of growing into niche markets and applications, the Company acquired CAS to enter the agrochemical industry.  Legacy CAS was a niche provider of seed treatments and crop protection applications in numerous geographies across seven major product lines – adjuvants, fungicides, herbicides, insecticide, miticides, plant growth regulators and seed treatments. CAS is included in the Company's Agricultural Solutions business segment.
Agriphar Acquisition
On October 1, 2014, Platform completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of its common stock. Such restricted shares will become unrestricted beginning January 2, 2018 unless agreed otherwise in accordance with the terms of the acquisition agreement.  The agreement also stipulates that prior to January 2, 2018, the seller may transfer (i) a maximum of 1/3 of its shares as of January 2, 2016, (ii) 1/3 of its shares as of January 2, 2017 and (iii) 1/3 of its shares as of January 2, 2018, in each case subject to the terms and provisions of a solvency letter described in the acquisition agreement.  Additionally, the seller was granted a put option to sell and transfer all (but not part) of its shares, on (but not prior to) the date that is six months from the closing of the Agriphar Acquisition, which option was not exercised. As a result, the value of the option, totaling $3.0 million, was reversed and included in "Other income (expenses), net" for the year ended December 31, 2015.
The Company acquired Agriphar in its crop protection vertical as it believes Agriphar’s and CAS’ businesses are very complementary in terms of product range and distribution capabilities.  Legacy Agriphar was a European crop protection group supported by a team of researchers and regulatory experts which provided a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. Agriphar is included in the Company's Agricultural Solutions business segment.
2013 Activity
MacDermid Acquisition
On October 31, 2013, Platform completed the MacDermid Acquisition.  The total consideration paid in connection with the MacDermid Acquisition and the acquisition of the 3% of MacDermid equity interests not already held by MacDermid Holdings was approximately $1.80 billion (including the assumption of $754 million of indebtedness, consisting primarily of MacDermid’s then existing first lien credit facility), plus (i) up to $100 million of contingent consideration tied to achieving certain EBITDA and stock trading price performance metrics over a seven-year period following the closing of the MacDermid Acquisition and (ii) an interest in certain MacDermid pending litigation.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Revenues and Net Income (Loss)
Revenues contributed by the Alent, OMG, Arysta, CAS and Agriphar Acquisitions from the date of each respective acquisition for the years ended December 31, 2015 and 2014 were as follows:

(amounts in millions)	December 31, 2015	December 31, 2014
Alent	$70.8	$—
OMG	20.7	—
Arysta	1,197.0	—
CAS	363.0	61.9
Agriphar	181.4	26.1
Total	$1,832.9	$88.0
As the integration of the Alent, OMG, Arysta, CAS and Agriphar Acquisitions continues, discrete revenues reported by our existing businesses are being affected by the integration process and are becoming less comparable to prior periods.
The Alent, OMG, Arysta, CAS and Agriphar Acquisitions had net (loss) income for the years ended December 31, 2015 and 2014 as follows:

(amounts in millions)	December 31, 2015	December 31, 2014
Alent	$(12.4)	$—
OMG	(0.4)	—
Arysta	(86.7)	—
CAS	(57.9)	(20.5)
Agriphar	23.9	(8.3)
Total	$(133.5)	$(28.8)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction costs incurred to acquire Alent, the OMG Businesses, Arysta, CAS and Agriphar and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

(amounts in millions)	Alent	OMG	Arysta	CAS	Agriphar
Consideration
Cash, net	$1,507.0	$236.5	$2,856.2	$983.1	$350.2
Equity Instruments	231.4	—	645.9	52.0	16.6
Long-term debt	—	—	—	—	—
Derivative liability	—	—	—	—	3.5
Total Consideration	$1,738.4	$236.5	$3,502.1	$1,035.1	$370.3

Acquisition costs	$21.1	$7.0	$30.2	$23.6	$3.2

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable - contractual	$178.0	$33.1	$738.9	$172.2	$62.7
- less uncollectible	(1.8)	(1.6)	(51.6)	(18.0)	(2.6)
Accounts receivable - fair value	176.2	31.5	687.3	154.2	60.1
Inventories	116.1	13.2	298.0	132.1	42.7
Other current assets	29.3	1.6	126.9	19.1	0.4
Property, plant and equipment	193.0	35.1	123.6	24.8	31.7
Identifiable intangible assets	682.9	77.9	1,773.0	534.0	183.0
Other assets	33.9	0.2	41.0	11.4	4.5
Current Liabilities	(178.6)	(21.5)	(581.2)	(69.7)	(47.5)
Non-current deferred tax liability	(139.6)	(13.6)	(518.4)	(26.7)	(64.9)
Other long term liabilities	(317.0)	(4.0)	(120.4)	(13.4)	(9.0)
Non controlling interest	—	—	(125.2)	—	—
Total identifiable net assets	596.2	120.4	1,704.6	765.8	201.0

Goodwill	1,142.2	116.1	1,797.5	269.3	169.3

Total purchase price	$1,738.4	$236.5	$3,502.1	$1,035.1	$370.3
The purchase accounting and purchase price allocation for the Alent and OMG Acquisitions are substantially complete with the exception of the following areas: environmental and legal reserves, developed technology intangible assets, asset retirement obligations, and income taxes for the Alent Acquisition, and developed technology intangible assets for the OMG Acquisition. The Company is still gathering information related to these recent acquisitions to finalize their purchase accounting. For more information regarding Alent's environmental reserves, see Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements.
The purchase accounting and purchase price allocation is complete for the Arysta, CAS and Agriphar Acquisitions.
In connection with the CAS Acquisition, the Company finalized the valuation of the asset retirement obligation and capital leases related to its supply agreements with Chemtura to supply certain products to the Company on an exclusive basis, and recorded measurement period adjustments having an immaterial impact on the year ended December 31, 2014. The Company also completed the valuation of CAS's 15% equity interest in Certis Europe B.V. and reduced the preliminary estimate of its equity interest by $10.1 million to $5.0 million, with a corresponding adjustment reflected in goodwill. The value of this equity interest is classified in "Other assets" in the Condensed Consolidated Balance Sheets.
In connection with the Arysta Acquisition, the Company finalized the valuation of the non-controlling interest, property plant and equipment, and identifiable intangible assets. The finalization of third-party valuations during the fourth quarter of 2015 resulted in an increase in non-controlling interest of $101 million, an increase in property plant and equipment of $13.6 million, and

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

identifiable intangible assets of $134 million. The collective impact of the adjustments noted above resulted in an increase of $25.7 million in non-current deferred tax liability, with corresponding adjustments reflected in goodwill.
The excess of the respective cost of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $3.49 billion of goodwill recorded in connection with the Alent, OMG, Arysta, CAS and Agriphar Acquisitions, $246 million is expected to be deductible for tax purposes as result of the CAS Acquisition.
Identifiable intangible assets recorded in conjunction with the Acquisitions have been assigned the following useful lives: 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames and 1 to 5 years for non-compete agreements, which results in weighted average useful lives of 20.3 years, 11.8 years, 12.8 years and 5 years, respectively. The aggregate weighted average useful life of the Company's finite-lived intangible assets is approximately 15.0 years at December 31, 2015.
Pro Forma Revenue and Earnings
2015 Activity
The following unaudited pro forma summary presents consolidated information of the Company as if the Alent, OMG and Arysta Acquisitions had occurred on January 1, 2014:

(amounts in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	$3,582.4	$3,559.2
Net (Loss) Income attributable to Stockholders	(328.1)	(530.8)
In 2015, the Company incurred $35.9 million of acquisition-related expenses, net of taxes, which have been reflected in the pro forma earnings above as if they had been incurred in 2014.  These pro forma results have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2014, as well as the post-acquisition capital structure.
2014 Activity
The following unaudited pro forma summary presents consolidated information of the Company as if the Agriphar and CAS Acquisitions had occurred on January 1, 2013:

(amounts in millions)	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$1,405.9	$731.8
Net Income (Loss) attributable to Stockholders	46.4	(229.5)
In 2014, the Company incurred $29.8 million of acquisition-related expenses, net of taxes, which have been reflected in the pro forma earnings above as if they had been incurred in 2013.  These pro forma results have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2013, as well as the post-acquisition capital structure.
2013 Activity
As the Company’s inception date was April 23, 2013, no pro-forma financial disclosures were necessary for the MacDermid Acquisition as all of the results of operations of MacDermid were included in the Successor and Predecessor 2013 Periods.
Other
During the year ended December 31, 2014, we also acquired a business for $30.5 million, after certain post-closing working capital and other adjustments (including the assumption of approximately $0.4 million of indebtedness), within our Performance Solutions

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

segment.  Assets and liabilities of the acquired business were recorded as of the date of acquisition based on their estimated fair value as determined in a purchase price allocation.  The Company’s allocation of purchase price for this acquisition included net current assets and current liabilities of $1.2 million each, property, plant and equipment of $0.2 million, deferred tax liability of $3.6 million, identifiable intangible assets of $18.0 million and goodwill of $16.3 million.  No goodwill from this acquisition is expected to be deductible for tax purposes.  Of the $18.0 million of acquired intangible assets, $14.6 million was assigned to customer lists, $1.9 million to non-compete agreements and $1.5 million to tradenames and developed technology.  Pro forma revenue and earnings related to this business have not been presented as they were deemed not significant.
3.  INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	December 31, 2015	December 31, 2014
Finished goods	$340.1	$156.0
Work in process	28.5	0.5
Raw materials and supplies	148.9	49.3
Total inventory, net	$517.5	$205.8
In connection with Platform's various acquisitions, the value of finished goods inventory was increased at the respective dates of acquisition to reflect fair value. For the years ended December 31, 2015 and 2014, $76.5 million and $35.5 million, respectively, was charged to "Cost of sales" in the Consolidated Statements of Operations based on the estimated inventory turnover of the various acquisitions. For the Successor 2013 Period, $23.9 million was charged to "Cost of sales."
As of December 31, 2015 and 2014, the remaining portion of the finished goods inventory fair value mark-up totaled $11.5 million and $22.0 million, respectively.
4.  PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	December 31, 2015	December 31, 2014
Land and leasehold improvements	$107.9	$36.6
Buildings and improvements	143.8	47.9
Machinery, equipment, fixtures and software	276.8	108.2
Assets under capital lease
Land and buildings	6.4	3.2
Machinery and equipment	5.1	3.7
	540.0	199.6
Accumulated depreciation	(64.3)	(21.3)
Accumulated amortization of capital leases	(5.5)	(3.9)
	470.2	174.4
Construction in process	21.4	4.2
Property, plant and equipment, net	$491.6	$178.6
For the years ended December 31, 2015 and 2014, the Company recorded depreciation expense of $48.9 million and $20.6 million, respectively.  For the Successor and Predecessor 2013 Periods, the Company and the Predecessor recorded depreciation expense of $3.9 million and $10.5 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment are as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
Balance, December 31, 2013	$989.8	$—	$989.8
Addition from acquisitions	16.3	459.6	475.9
Foreign currency translation and other	(44.9)	(15.5)	(60.4)
Balance, December 31, 2014	961.2	444.1	1,405.3
Addition from acquisitions	1,258.3	1,697.1	2,955.4
Purchase accounting adjustments	—	80.2	80.2
Foreign currency translation and other	(72.3)	(346.7)	(419.0)
Balance, December 31, 2015	$2,147.2	$1,874.7	$4,021.9
During the fourth quarter of 2015 and 2014, the Company performed its annual impairment analysis of goodwill at the reporting unit level.  Platform's goodwill impairment testing analysis varies by reporting unit, using the qualitative approach for certain reporting units and an income approach derived from a discounted cash flow model to estimate the fair value of other reporting units.  Based on the assessments used in the qualitative approach and the projections and other assumptions used in the analysis, the Company concluded that the fair values of the reporting units exceeded the carrying values of their net assets.  As a result, there was no impairment of goodwill in 2015 and 2014.
However, in performing the first step of the goodwill impairment test for the year ended December 31, 2015, and 2014, the fair values of certain reporting units exceeded their carrying values by less margin than others. Specifically in 2015, the excess of the fair value of the Agro Business, a reporting unit within the Agricultural Solutions segment, over its carrying value was 16.1%. Goodwill assigned to the Agro Business reporting unit totaled $1.87 billion. In 2014, the excess of the fair value of Offshore and ASF Americas, reporting units within the Performance Solutions segment, over their carrying values were 7.6% and 11.1%, respectively. Goodwill assigned to the Offshore and ASF Americas reporting units totaled $364 million and $78.3 million, respectively.

•
Valuation Techniques - The Company uses a discounted cash flow analysis, which requires assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, the Company considers guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations. The annual revenue growth rates used in 2015 for the initial 8 year period ranged from 1.3% to 7.2% for the Agro Business. The long-term growth rates used in 2015 in determining the terminal value of the Agro Business were estimated at 3.0%.

The annual revenue growth rates used in 2014 for the initial 7 year period ranged from (0.7)% to 9.0% for Offshore and 2.3% to 5.9% for ASF Americas.  The long-term growth rates used in 2014 in determining the terminal value of the Offshore and ASF Americas reporting units were estimated at 3.5% and 3.0%, respectively, based on management's assessment of the minimum expected terminal growth rate of each reporting unit, as well as broader economic considerations such as gross domestic product and inflation.

•
Discount Rate Assumptions - Discount rates were estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB rated corporate bonds, adjusted using an income tax factor.  For the period ended in 2015, the calculation resulted in a WACC rate of 10.0% for the Agro Business. For the period ended in 2014, the calculation resulted in a WACC rate of 10.5% for both Offshore and ASF Americas.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions could impact whether the fair value of a reporting unit is greater than its carrying value.  Platform performed sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  In 2015, based on the sensitivity analysis performed for the Agro Business reporting unit, a 1% decrease in the terminal growth rate does not result in the carrying value exceeding their fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.   In 2014, based on the sensitivity analysis performed for the Offshore reporting unit, a 1% decrease in the terminal growth rate or a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.  In 2014, for ASF Americas, a 1% decrease in the terminal growth rate does not result in the carrying value exceeding their fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets, other than goodwill, which consists solely of tradenames, was $360 million and $69.3 million at December 31, 2015 and 2014, respectively. The Company found no indications of impairment related to its indefinite-lived intangible assets as a result of its annual impairment review.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

(amounts in millions)		December 31, 2015			December 31, 2014
	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	20.3	$1,297.2	$(184.0)	$1,113.2	$613.6	$(71.6)	$542.0
Developed technology (1)	11.8	2,260.9	(440.4)	1,820.5	760.5	(50.8)	709.7
Tradenames	12.8	24.2	(5.4)	18.8	19.7	(1.0)	18.7
Non-compete agreement	5.0	1.9	(0.5)	1.4	1.9	(0.1)	1.8
Total	15.0	$3,584.2	$(630.3)	$2,953.9	$1,395.7	$(123.5)	$1,272.2

(1) Includes in-process registration rights awaiting completion before amortization commences.
For the years ended December 31, 2015 and 2014, the Company recorded amortization expense on intangible assets of $202 million and $67.4 million, respectively.  For the Successor and Predecessor 2013 Periods, the Company and the Predecessor recorded amortization expense on intangible assets of $8.9 million and $22.4 million, respectively.
The Company found no indications of impairment related to its finite-lived intangible assets as a result of its annual impairment review.
Estimated future amortization of intangible assets for each of the next five fiscal years are as follows:

(amounts in millions)	Amortization Expense
2016	$265.1
2017	265.1
2018	265.1
2019	265.0
2020	261.3

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  EQUITY COMPENSATION PLANS
In June 2014, the Company's stockholders adopted the Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan. The 2013 Plan is administered by the compensation committee of the Board, except as otherwise provided in the 2013 Plan.  The Board approved a maximum of 15,500,000 shares of common stock (subject to increase in accordance with the terms of the 2013 Plan), which were reserved and made available for issuance under the 2013 Plan.  As of December 31, 2015, a total of 365,792 shares of common stock had been issued and 831,436 RSUs were outstanding under the 2013 Plan.

	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding as of December 31, 2013	250,000	—	—	250,000
Granted	481,175	151,352	329,823	—
Exercised/Issued	(9,242)	(9,242)	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2014	721,933	142,110	329,823	250,000
Granted	666,662	453,260	213,402	—
Exercised/Issued	(77,500)	(2,500)	—	(75,000)
Forfeited	(304,659)	(91,236)	(213,423)	—
Outstanding as of December 31, 2015	1,006,436	501,634	329,802	175,000
Equity Classified Share Based Payments
2015 Activity
During the year ended December 31, 2015, the Board approved grants totaling 445,618 RSUs under the 2013 Plan to certain employees of the Company, with grant-date fair values ranging from $12.74 to $27.05 per unit and vesting periods ranging from 33 months to 63.5 months. Of these RSUs, 209,290 RSUs are subject to performance conditions that must be achieved in the applicable vesting year and 221,287 RSUs are subject to market conditions, of which 187,597 include a multiplier from zero to three times depending upon the Company's cumulative average growth rate during a 5 year performance measurement period. During the year ended December 31, 2015, 91,236 RSUs were forfeited, and 2,500 RSUs vested, resulting in the issuance of 2,500 shares.
During the year ended December 31, 2015, the Board also approved grants to certain directors of the Company under the 2013 Plan totaling 7,642 RSUs with a grant-date fair value of $27.05. The RSUs will vest on March 17, 2016, provided that such directors continue to serve as directors of the Company through the vesting date. Each RSU represents a contingent right to receive one share of Platform common stock.
2014 Activity
During the year ended December 31, 2014, the Board approved grants totaling 139,610 RSUs under the 2013 Plan to certain employees of the Company and 2,500 RSUs to certain non-employees, with grant-date fair values ranging from $20.97 to $28.36 per share.  Vesting periods range from 38 to 69 months for RSUs issued to employees, and 10 months for those issued to non-employees.  The RSUs are subject to an EBITDA performance condition that must be achieved in the final vesting year.
During the year ended December 31, 2014, the Board also approved grants totaling 9,242 RSUs under the 2013 Plan to certain directors of the Company which vested on June 12, 2014, the date of the Company's 2014 annual meeting of stockholders.  On July 31, 2014, such RSUs were settled in 9,242 shares of common stock which were issued to such directors.
For the years ended December 31, 2015 and 2014, expense associated with RSUs classified as equity totaled $0.8 million and $0.8 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liability Classified Share Based Payments
2015 Activity
During the year ended December 31, 2015, the Board approved a grant of 213,402 RSUs with a grant-date fair value of $23.43 per unit that cliff vest at the end of a 24-month period, and were subject to certain performance conditions. The undiscounted maximum cash value totaled approximately $5.0 million which was being recognized as compensation expense over the period from grant to the vesting date. As of December 31, 2015, all RSUs under this award were forfeited.
2014 Activity
During the year ended December 31, 2014, the Board approved a grant of 329,823 RSUs under the 2013 Plan to certain employees that cliff vest on December 31, 2020.  The RSUs are subject to an EBITDA performance condition and a share price market condition.  The combined undiscounted maximum cash value totaled approximately $7.1 million which is being recognized as compensation expense over the period from grant to the vesting date.
For the years ended December 31, 2015 and 2014, compensation (income) expense associated with these awards totaled $(0.1) million and $0.6 million, respectively.
Stock Options
During the year ended December 31, 2013, MacDermid issued an aggregate 250,000 option deeds to its non-founder directors with an exercise price of $11.50 per share which vested as of the completion of the MacDermid Acquisition and expire 5 years from the date of the MacDermid Acquisition.
The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the Company used the following assumptions:

•	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected Term: The Company determined the expected term equal to the life of the contract.

•	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.
Utilizing the Black-Scholes option pricing model, the following assumptions were used: exercise price of $11.50 per share, expected stock price volatility of 18.49%, risk free rate of interest of 0.37% and an expected life of options of 5 years.  The options vested on October 31, 2013, the date of the MacDermid acquisition, with a weighted average remaining contractual life of 4.4 years.  Stock based compensation expense from option deeds was $0.2 million for the Successor 2013 Period.
During the year ended December 31, 2015, an option to acquire 75,000 ordinary shares was exercised by a former non-founder director and 75,000 shares of Platform's common stock were issued on March 19, 2015.
Long Term Cash Bonus Plan
During the year ended December 31, 2015, the Company established the LTCB under the 2013 Plan. As of December 31, 2015, the plan provides participants the right to receive bonuses totaling $15.3 million. Benefits under the plan vest over periods ranging from 31 to 60 months and include EBITDA performance targets, subject to appropriate and equitable adjustments by the Board's compensation committee to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary.
For the year ended December 31, 2015, compensation expense associated with the LTCB totaled $0.1 million.
Employee Stock Purchase Plan
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders in June 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of December 31, 2015, a total of 55,500 shares had been issued under the ESPP, and approximately 800 persons were eligible to participate in the ESPP.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2015, compensation expense associated with the ESPP totaled $0.1 million. For the year ended December 31, 2014, such compensation expense was de minimis.
Predecessor Period
On January 29, 2013, the Predecessor authorized for issuance 5,000,000 C Shares, of which 4,890,000 shares were issued and awarded.  The value of the C Shares was measured based upon the performance criteria in the operating agreement of MacDermid Holdings based on the estimated equity value of the Predecessor.  The C Shares were to be paid in cash in accordance with the operating agreement of MacDermid Holdings upon a change in control, liquidating event or initial public offering.  The C Shares were considered liability-classified awards, with the related fair value recognized as compensation expense ratably over the performance period, with changes in the fair value of the award cumulatively adjusted through compensation expense each period.  During the Predecessor 2013 Period, $9.0 million was recognized as compensation expense related to the C Shares as a result of the change in control associated with the MacDermid Acquisition.
7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
The Company has multiple deferred compensation arrangements, which are described below.  The Company has defined benefit pension plans for certain domestic and foreign employees, a supplemental executive retirement plan, or SERP, for executive officers and a post-employment benefits program for certain domestic employees.  Aggregate income reported in net earnings for these plans by the Company for the years ended December 31, 2015 and 2014 totaled $1.0 million and $2.1 million, respectively. For the Successor and Predecessor 2013 periods, aggregate income (expense) reported in net earnings totaled $2.7 million and $(3.5) million, respectively.
Domestic Defined Benefit Pension Plan
In connection with the MacDermid Acquisition, the Pension Plan was closed to new participants.  Credited service was frozen for all grandfathered employees. Credited service, average monthly compensation, final average compensation, and covered compensation were frozen for all non-grandfathered employees.  The action resulted in a curtailment gain of $3.0 million, which was recorded in the Successor 2013 Period.
The Pension Plan is a non-contributory domestic defined benefit pension plan.  It provides retirement benefits based upon years of service and compensation levels.  As of December 31, 2015 and 2014, the projected benefit obligation for the Pension Plan was $217 million and $151 million, respectively.  The projected benefit obligations for the MacDermid Employees' Pension Plan experienced a reduction of $8.2 million, from $150 million in 2014 to $142 million in 2015 as a result of the following: an increase in the discount rate with a favorable impact on PBO; a negative impact to 2014 PBO due to the Company's adopting new mortality tables in 2014; and the above offset by unfavorable asset return versus 2014. The measurement date used to determine pension and other post-retirement benefits was December 31, 2015 and 2014, at which time the minimum contribution level for the following year was determined.  The Company's expected future contribution to the plan is $6.3 million in 2016.
As a result of the Alent Acquisition, the Company acquired the Alent Retirement Security Plan in December 2015. The plan is closed to new participants. The projected benefit obligation associated with the plan at December 31, 2015 was $74.8 million, which was not materially different from the projected benefit obligation assumed at the acquisition date. The fair value of plan assets related to the plan at December 31, 2015 totaled $61.3 million, a decrease of $1.3 million from the acquisition date fair value of $62.6 million, which was primarily the result of $0.9 million in losses on plan assets and $0.4 million benefits paid. The Company does not currently expect to make a contribution to the plan in 2016.
An investment committee, appointed by the Board, manages Pension Plan and acquired plan assets in accordance with the Pension Plan’s investment policies.  The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 75% of plan investments for long-term growth and 25% for near-term benefit payments.  The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.  Plan assets consist primarily of limited partnership interests, listed stocks, equity security funds and a short-term treasury bond mutual fund. The listed stocks are investments in large-cap and mid-cap companies located in the United States.  The limited partnership funds primarily include listed stocks located in the United States.  The weighted average asset allocation of the Pension Plan was 25% equity securities, 60% limited partnership interests and managed equity funds, 10% bond mutual fund holdings and 5% cash at December 31, 2015.  As of December 31, 2014, the weighted average asset allocation of the Pension Plan was 25% equity securities, 58% limited partnership interests and managed equity funds, 9% bond mutual fund

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

holdings and 8% cash. The weighted average asset allocation of the Alent Retirement Security Plan was 8% U.S. Treasuries, 63% Collective Investment Funds ("CIFs"), 26% mutual funds and 3% cash at December 31, 2015.
Actual pension expense and future contributions required to fund the Pension Plan and acquired plans will depend on future investment performance, changes in future discount rates, the level of contributions the Company makes and various other factors related to the populations participating in the Pension Plans and acquired plans.  The Company evaluates the Pension Plan and acquired plan's actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rate, and adjusts the assumptions as necessary to ensure proper funding levels are maintained so that the Pension Plan and acquired plan can meet obligations as they become due.
Supplemental Executive Retirement Plan
The Company sponsors a SERP that entitles certain executive officers to the difference between the benefits actually paid to them and the benefits they would have received under the Pension Plans were it not for certain restrictions imposed by the Internal Revenue Service Code.  Covered compensation under the SERP's includes an employee’s annual salary and bonus.  As of December 31, 2015 and 2014, the projected benefit obligation under the SERP was $13.5 million and $7.1 million, respectively.
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
The projected benefit obligation of the U.K. Pension Plan was $85.8 million and $83.2 million at December 31, 2015 and 2014, respectively.  The relatively flat variance in the projected benefit obligation at December 31, 2015 was mainly due to poor asset return versus 2014. The measurement date used to determine U.K. Pension Plan benefits is December 31.  Effective October 13, 2014, the trustees of the U.K. Pension Plan entered into a “Buy-In” agreement with Pension Insurance Corporation plc, or PIC, to transfer the benefit obligation to PIC for approximately GBP 49.7 million.  The “Buy-In” phase of the U.K. Pension Plan is expected to occur during the second half of 2016, at which point the obligation will be settled and gain or loss will be recorded.
As of December 31, 2015, $18.8 million was included in Accumulated other comprehensive loss related to the U.K. Pension Plan, which is expected to be recognized in connection with the ”Buy-In” agreement once the benefit obligations are transferred and settled.
As of December 31, 2015, 90.5% of the U.K. Pension Plan portfolio is held as an insurance “buy-in” policy, with the remaining 8.9% being held in pooled bond funds and 0.6% in cash. As of December 31, 2014, 89% of the U.K. Pension Plan portfolio was held as an insurance “buy-in” policy, 10% was held in pooled bond funds and 1% was held in cash.  An independent trustee committee, appointed by Company management and employees participating in the U.K. Pension Plan meet to assess risk factors, rates of return, and asset allocations prescribed by the committee’s investment policy statement.  In addition, an annual review is conducted to ensure that proper funding levels are maintained so the U.K. Pension Plan can meet its obligations as they become due.
The Company also has retirement and death benefit plans covering employees in Taiwan and certain former employees in Germany, as well as longevity plans covering employees in France.  These plans are not significant, individually or in the aggregate, to the consolidated financial position, results of operations or cash flows of Platform.  Information for these plans, along with the U.K. Pension Plan, is included in the tables below. The Company also has certain foreign benefit plans that do not qualify for pension accounting under ASC 715, "Compensation - Retirement Benefits" and are recorded in "Long-term retirement benefit liabilities" in the Consolidated Balance Sheets.
Certain other foreign subsidiaries maintain benefit plans that are consistent with statutory practices, but do not meet the criteria for accounting rules under defined benefit plans under ASC 715-30, Compensation – Retirement Benefits – Defined Benefit Plans - Pensions.  These benefit plans had obligation balances of $6.1 million and $4.1 million as of December 31, 2015 and 2014, respectively, and are excluded from Retirements Benefits and from the accompanying tables of pension benefits.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire).
In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were approved in the U.S. which included several provisions that may affect a company’s post-retirement benefit plans.  The Company has evaluated the effects of the Health Care Acts and has concluded that there was no current impact on the Company’s domestic defined benefit post-retirement medical and dental plans.
Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits.  The subsidy level is based on the date of retirement from MacDermid.  The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5% for those retiring prior to March 31, 1989 and 3% for those retiring after April 1, 1989.  Retirees will be required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2015 comprised 32% retirees, 42% fully eligible active participants and 26% other active participants.  The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% and 4%, based on the date of retirement. As a result of the above mentioned plan limits, the effect of an increase in the healthcare cost trend on the Company's accumulated benefit obligation and the service and interest costs associated therewith is limited to an immaterial amount. The Company's expected future contribution to the plan is $0.6 million in 2016.
The components of net periodic benefit cost of the pension, SERP and post-retirement benefit plans were as follows:

	Pension & SERP Benefits:
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
Net periodic benefit expense:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$1.4	$—	$0.8	$0.7	$0.1	$3.6	$0.6
Interest cost on the projected benefit obligation	6.8	2.8	6.9	3.0	1.2	0.5	5.2	2.5
Expected return on plan assets	(9.9)	(2.7)	(9.7)	(3.5)	(1.6)	(0.7)	(6.6)	(4.1)
Amortization of prior service cost	—	—	—	—	—	—	0.1	—
Amortization of net loss	—	—	—	—	—	—	1.6	0.4
Plan curtailments	—	—	—	—	(3.0)	—	—	—
Net periodic (benefit) cost	$(3.1)	$1.5	$(2.8)	$0.3	$(2.7)	$(0.1)	$3.9	$(0.6)

	Post-retirement Benefits:
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
Net periodic benefit expense:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$0.1	$0.1	$0.1	$—	$—	$—	$0.1	$—
Interest cost on the projected benefit obligation	0.3	0.1	0.3	—	0.1	—	0.2	—
Amortization of prior service cost	—	—	—	—	—	—	(0.1)	—
Net periodic cost (benefit)	$0.4	$0.2	$0.4	$—	$0.1	$—	$0.2	$—

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average key assumptions used to determine the net periodic benefit cost of the pension, SERP and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate	4.2%	2.5%	5.2%	4.2%	5.1%	4.1%	4.4%	4.2%
Rate of compensation increase	3.5%	2.9%	4.0%	3.4%	4.0%	3.3%	4.0%	3.4%
Long-term rate of return on assets	7.4%	2.5%	7.8%	4.2%	7.8%	4.9%	7.8%	6.5%

Post-retirement Medical Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate	4.2%	14.5%	5.1%	12.4%	5.0%	11.7%	4.4%	10.8%
Long-term rate of return on assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Pension Plans' investment allocations, and peer comparisons.
The following tables summarize changes in plan assets and funded status of the Company’s pension and SERP plans:

	Pension and SERP Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
Change in Projected Benefit Obligation:	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$157.6	$88.3	$137.4	$73.1	$—	$—	$144.3	$75.0
Acquisitions	82.6	22.6	—	—	142.0	72.9	—	—
Service cost	—	1.4	—	0.8	0.7	0.1	3.6	0.6
Plan amendments	—	8.9	—	—	—	—	—	—
Interest cost	6.8	2.8	6.9	3.0	1.2	0.5	5.2	2.5
Plan curtailment	—	—	—	—	(3.0)	0.2	—	—
Actuarial (gain)/ loss due to assumption change	(11.4)	0.3	18.1	20.2	(2.8)	(0.9)	(7.1)	1.6
Actuarial (gain)/ loss due to plan experience	(0.1)	1.1	(0.6)	1.6	—	(0.2)	(0.6)	(3.2)
Benefits and expenses paid	(5.0)	(6.6)	(4.2)	(4.3)	(0.7)	(0.9)	(3.4)	(2.7)
Settlement	—	—	—	(0.5)	—	(0.6)	—	—
Translation adjustment	—	(6.1)	—	(5.6)	—	2.0	—	(0.9)
End of period balance	$230.5	$112.7	$157.6	$88.3	$137.4	$73.1	$142.0	$72.9

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension and SERP Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
Change in Fair Value of Plan Assets:	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$134.0	$94.5	$127.0	$88.1	$—	$—	$102.6	$79.6
Acquisitions	62.5	8.1	—	—	123.3	86.8	—	—
Actual return on plan assets, net of expenses	(7.0)	3.1	11.2	16.0	4.4	(2.5)	21.7	7.4
Employer contributions	—	0.5	—	0.2	—	2.5	2.3	2.7
Benefits paid	(5.0)	(6.6)	(4.2)	(3.5)	(0.7)	(0.7)	(3.3)	(2.2)
Settlement	—	—	—	(0.5)	—	(0.6)	—	—
Translation adjustment	—	(5.9)	—	(5.8)	—	2.6	—	(0.7)
End of period balance	184.5	93.7	134.0	94.5	127.0	88.1	123.3	86.8
Funded status of plan	$(46.0)	$(19.0)	$(23.6)	$6.2	$(10.4)	$15.0	$(18.7)	$13.9
The aggregate accumulated benefit obligation for all defined benefit pension plans was $327 million and $232 million at December 31, 2015 and 2014, respectively.  As of December 31, 2015, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $327 million and $278 million, respectively.  As of December 31, 2014, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $148.2 million and $135.1 million, respectively.
The following table summarizes changes in the Company’s post-retirement medical benefit obligations:

	Post-retirement Medical Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
Change in Accumulated Post-retirement Benefit:	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$7.4	$0.3	$6.8	$0.3	$—	$—	$6.9	$0.4
Acquisitions	2.3	1.5	—	—	6.7	0.3	—	—
Service cost	—	0.1	0.1	—	—	—	—	—
Interest cost	0.3	0.2	0.3	—	0.1	—	0.2	—
Employee contributions	0.2	—	—	—	—	—	0.2	—
Actuarial loss/(gain) due to assumption change	(0.5)	(0.2)	0.5	—	0.1	—	(0.1)	(0.1)
Actuarial loss/(gain) due to plan experience	0.3	(0.1)	—	—	—	—	(0.1)	—
Other	—	(0.3)	—	—	—	—	—	—
Benefits and expenses paid	(0.6)	(0.1)	(0.3)	—	(0.1)	—	(0.5)	—
End of period balance	$9.4	$1.4	$7.4	$0.3	$6.8	$0.3	$6.6	$0.3

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Post-retirement Medical Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
Change in Fair Value of Plan Assets:	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$—	$—	$—	$—	$—	$—	$—	$—
Employer contributions	0.4	0.1	0.3	—	0.1	—	0.3	—
Employee contributions	0.2	—	—	—	—	—	0.2	—
Benefits paid	(0.6)	(0.1)	(0.3)	—	(0.1)	—	(0.5)	—
End of period balance	—	—	—	—	—	—	—	—
Funded status of plan	$(9.4)	$(1.4)	$(7.4)	$(0.3)	$(6.8)	$(0.3)	$(6.6)	$(0.3)
Amounts included in the Consolidated Balance Sheets consist of the following:

(amounts in millions)	December 31, 2015	December 31, 2014
Prepaid pension assets
Foreign pension	$—	$10.2
Total included in other assets	$—	$10.2
Other current liabilities
Domestic pension	$6.7	$0.4
Foreign pension	0.6	—
Domestic post-retirement medical benefits	0.6	—
Foreign post-retirement medical benefits	0.1	—
Total included in accrued expenses and other current liabilities	$8.0	$0.4
Retirement benefits, less current portion
Domestic pension & SERP	$39.3	$23.2
Foreign pensions	18.4	4.0
Domestic post-retirement medical benefits	8.8	7.4
Foreign post-retirement medical benefits	1.3	0.3
Total included in long-term retirement benefits, less current portion	$67.8	$34.9
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
(amounts in millions)	December 31, 2015		December 31, 2014
	Domestic	Foreign	Domestic	Foreign
Discount rate	4.6%	2.8%	4.2%	2.5%
Rate of compensation increase	3.5%	3.4%	3.5%	2.9%

	Post-retirement Medical Benefits
(amounts in millions)	December 31, 2015		December 31, 2014
	Domestic	Foreign	Domestic	Foreign
Discount rate	4.4%	14.0%	4.2%	12.5%

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of the following:

	Pension and SERP Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net actuarial gain (loss)	$(15.8)	$(10.5)	$(10.4)	$(10.1)	$5.7	$(2.1)	$10.5	$10.8
Prior service credits (costs)	—	(8.5)	—	—	—	—	0.6	—
Total	$(15.8)	$(19.0)	$(10.4)	$(10.1)	$5.7	$(2.1)	$11.1	$10.8

	Post-retirement Medical Benefits
(amounts in millions)	For the year ended December 31, 2015		For the year ended December 31, 2014		For the period from inception (April 23, 2013) through December 31, 2013		For the ten months ended October 31, 2013
	(Successor)		(Successor)		(Successor)		(Predecessor)
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net actuarial (loss) gain	$(0.4)	$0.2	$(0.6)	$—	$(0.1)	$—	$0.1	$(0.1)
Prior service (costs) credits	—	—	—	—	—	—	(0.5)	0.3
Total	$(0.4)	$0.2	$(0.6)	$—	$(0.1)	$—	$(0.4)	$0.2
The major categories of assets in the Company’s various defined benefit pension plans as of December 31, 2015 and 2014 are presented in the following tables. Assets are segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (see Note 11 - Fair Value Measurements, to the Consolidated Financial Statements). The Company’s domestic and foreign post-retirement plans are unfunded.
The amount of estimated prior service costs for the the Company's Pension Plans and SERP plans that will be reclassified from Accumulated Other Income (Loss) into net periodic cost over the next 12 months is immaterial.
The fair value of plan assets as of December 31, 2015 were classified in the fair value hierarchy as follows:

		Fair Value Measurements Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$26.3	$26.3	$—	$—
Foreign equities	0.3	0.3	—	—
Mutual funds holding domestic securities	4.9	4.9	—	—
U.S. Treasuries	5.0	—	5.0	—
Mutual funds holding U.S. Treasury Securities	11.9	11.9	—	—
Mutual funds holding fixed income securities	16.1	16.1	—	—
Insurance "Buy-In" Policy (b)	77.2	—	—	77.2
Foreign public bonds	2.9	—	2.9	—
Corporate bonds	1.5	—	1.5	—
Designated benefit fund(a)	1.3	—	1.3	—
Cash and cash equivalents	11.2	11.2	—	—
Sub-Total	158.6	$70.7	$10.7	$77.2
Assets using NAV as a practical expedient	119.6
Total	$278.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets as of December 31, 2014 were classified in the fair value hierarchy as follows:

		Fair Value Measurements Using
(amounts in millions)	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$28.9	$28.9	$—	$—
Mutual funds holding U.S. Treasury Securities	11.8	11.8	—	—
Mutual funds holding domestic securities	4.8	4.8	—	—
Designated benefit fund(a)	1.1	—	1.1	—
Insurance "Buy-In" Policy (b)	83.2	—	—	83.2
Cash and cash equivalents	12.4	12.4	—	—
Sub-Total	142.2	$57.9	$1.1	$83.2
Assets using NAV as a practical expedient	86.3
Total	$228.5

(a)	This category includes assets held in a fund with the Bank of Taiwan as prescribed by the Taiwan government in accordance with local statutory rules.

(b)	This category represents assets in the U.K Pension Plan invested in insurance contract with PIC in connection with the “Buy-In” of the U.K Pension Plan.
The Company early adopted ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” and have removed from the fair value hierarchy assets whose fair values have been measured, as a practical expedient, using the net asset value per share of the investment.
The Company’s retirement plan assets are reported at fair value.

•
Level 1 assets include investments in publicly traded equity securities and mutual funds. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges.

•
Level 2 assets include global fixed-income securities, limited partnership interests and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Plan assets that are invested in limited partnership interests and commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying fair value of investments of the fund.

•
Level 3 assets include investments in pooled funds holding real estate in the United Kingdom which were valued using discounted cash flow models that consider long-term lease estimates, future rental receipts and estimated residual values. The decrease in fair value is attributable to a change in the discount rate used in the valuation model and foreign currency effects.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances for the year ended December 31, 2015 for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

(amounts in millions)	Insurance "Buy-in" Policy
Fair value measurements using significant unobservable inputs (Level 3)	December 31, 2015	December 31, 2014
Beginning balance, January 1, 2015	$83.2	$—
Changes in fair value	(6.0)	—
Purchases, sales and settlements(1)	—	83.2
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance, December 31, 2015	$77.2	$83.2
(1)    There were no purchases, sales or settlements, on a gross basis, for the year ended December 31, 2015. There were no sales or settlements, on a gross basis, for the year ended December 31, 2014.
As of December 31, 2015, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-retirement Benefits	Total
(amounts in millions)	Domestic	Foreign
2016	$11.0	$5.2	$0.7	$16.9
2017	11.7	1.4	0.7	13.8
2018	11.5	1.5	0.8	13.8
2019	12.4	1.5	0.7	14.6
2020	12.6	2.0	0.7	15.3
Subsequent five years	66.8	9.8	3.6	80.2
Total	$126.0	$21.4	$7.2	$154.6
8. INCOME TAXES
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares were as follows:

(amounts in millions)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Domestic	$(290.8)	$(103.9)	$(7.9)	$(74.2)
Foreign	61.5	73.0	(193.5)	100.7
Total	$(229.3)	$(30.9)	$(201.4)	$26.5

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consisted of the following:

(amounts in millions)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
U.S.:
Federal	$0.7	$(0.6)	$0.3	$(5.3)
State and local	(0.2)	0.4	0.1	0.3
Foreign	120.1	36.7	1.3	22.8
Total current	120.6	36.5	1.7	17.8
Deferred:
U.S.:
Federal	6.4	(18.3)	(2.1)	(3.1)
State and local	(5.2)	0.4	(0.3)	0.1
Foreign	(46.7)	(25.3)	(5.1)	(1.8)
Total deferred	(45.5)	(43.2)	(7.5)	(4.8)
Income tax expense (benefit)	$75.1	$(6.7)	$(5.8)	$13.0
Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pretax income, as a result of the following:

(amounts in millions)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S. federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Taxes computed at U.S. statutory rate	$(80.3)	$(10.8)	$(70.5)	$9.3
State income taxes, net of federal benefit	(3.6)	0.8	0.4	(2.2)
Preferred dividend valuation	—	—	60.2	—
Tax on foreign operations	5.8	(7.7)	0.4	0.8
Net change in reserve	27.5	1.5	(0.7)	(0.1)
Change in valuation allowances	72.6	0.2	(0.9)	3.6
Provision for tax on undistributed foreign earnings	5.0	(3.7)	0.8	(0.7)
Change of tax rate	(1.0)	(0.5)	—	(0.5)
Non-deductible transaction costs	40.5	6.5	4.2	1.9
Foreign exchange impact on provision	—	—	—	0.1
Purchase price contingency	0.4	6.6	—	—
Other non-deductible items	9.1	—	—	—
Other, net	(0.9)	0.4	0.3	0.8
Income tax expense (benefit)	$75.1	$(6.7)	$(5.8)	$13.0
Effective tax rate	(32.8)%	21.7%	2.9%	49.0%
The Company has provided deferred taxes of $7.1 million under ASC 740-30-25 for the potential repatriation to the United States of earnings from certain non-U.S. subsidiaries. The Company has not recognized a deferred tax liability for U.S. taxes on the undistributed earnings of most of its foreign subsidiaries because those earnings have been determined to be indefinitely reinvested. The undistributed earnings of those subsidiaries were $390 million and $264 million for the years ended December 31, 2015 and 2014, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at December 31, 2015 and 2014 were as follows:

(amounts in millions)	December 31, 2015	December 31, 2014
Deferred tax assets:
Accounts receivable	$8.9	$5.9
Inventory	6.6	—
Accrued liabilities	34.8	3.6
Employee benefits	27.5	20.2
Research and development costs	11.8	11.2
Tax credits	49.3	39.3
Net operating losses	332.3	17.5
Goodwill	26.8	31.2
Financing activities	30.7	4.5
Other	41.4	11.9
Total deferred tax assets	570.1	145.3
Valuation allowance	(403.6)	(19.7)
Total gross deferred tax assets	166.5	125.6
Deferred tax liabilities:
Plant and equipment	38.6	16.7
Intangibles	767.3	280.1
Undistributed foreign earnings	7.1	2.6
Inventory	—	0.8
Other	2.9	2.5
Total gross deferred tax liabilities	815.9	302.7
Net deferred tax liability	$649.4	$177.1
Effective December 31, 2015, the Company elected to early adopt ASU 2015-17, "Income Taxes: Balance Sheet Classification of Deferred Taxes," which eliminates the previous requirement to separate deferred income tax assets and liabilities into current and non-current amounts. Prior periods were not retrospectively adjusted. The following schedule presents net current and net long-term deferred tax assets and liabilities as of December 31, 2015 and 2014:

(amounts in millions)	December 31, 2015	December 31, 2014
Net current deferred tax asset	$—	$18.7
Net non-current deferred tax asset	29.4	6.5
Net deferred tax asset	29.4	25.2
Net non-current deferred tax liability	678.8	202.3
Total net deferred tax liability	$649.4	$177.1
Net non-current deferred tax assets are included in "Other assets" on the Consolidated Balance Sheet as of December 31, 2015. Net current deferred tax assets are included in "Prepaid expenses and other current assets" and net non-current deferred tax assets are included in "Other assets" on the Consolidated Balance Sheet as of December 31, 2014.
Valuation allowances reflect the Company's assessment that it is more likely than not that certain state deferred tax assets and foreign net operating losses will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in Platform's results of operations. The valuation allowance for deferred tax assets was $404 million and $19.7 million at December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had federal, state and foreign net operating loss carry forwards of approximately $161 million, $413 million and $729 million, respectively. The Company also has a capital loss carry-forward of $76.1 million. The U.S. federal

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net operating loss carry-forwards expire between the years 2021 and 2035. The U.S. federal net operating loss carry-forwards result in a deferred tax asset of $56.4 million. The majority of the state net operating loss carry-forwards expire between the years 2017 and 2034. The state net operating loss carry-forwards result in a deferred tax asset of $21.3 million. Due to the historic and projected domestic losses, the Company has recorded a full valuation allowance against its U.S. federal and state net deferred tax assets exclusive of the indefinite lived assets. The foreign tax net operating loss carry-forwards expire between the years 2020 through 2035, with some being unlimited in utilization. This results in a deferred tax asset of $224 million. A valuation allowance of $206 million has been provided against the deferred tax assets associated with certain foreign net operating loss carry-forwards because the recent results of the business units associated with the loss carry-forwards indicate that it is more likely than not that the benefits from the net operating loss carry-forwards will not be fully realized.
Section 382 of the Internal Revenue Code, or the Code, imposes an annual limitation on the amount of a corporation's U.S. federal taxable income that can be offset by net operating losses, or NOLs, if it experiences an "ownership change" (as defined in the Code). The Company experienced ownership changes in 2013 and 2015 with respect to the acquisition of various companies. Accordingly, the use of the Company's NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in the Company's ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carryforwards.
In addition, at December 31, 2015, the Company had approximately $29.2 million, $14.3 million, $4.3 million and $1.5 million of foreign tax credits, research and development credits, alternative minimum tax credits and state tax credits (net of federal tax), respectively, available for carry-forward. These carry-forward periods range from ten years to an unlimited period of time. As discussed above, a full valuation allowance has been recorded on the Company's U.S. federal and state net deferred tax assets exclusive of indefinite-lived assets.
Tax Uncertainties
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in millions)	For the year ended December 31, 2015	For the year ended December 31, 2014	For the period from inception (April 23, 2013) through December 31, 2013	For the ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Unrecognized tax benefits at beginning of period	$27.7	$25.6	$—	$22.7
Additions based on current year tax positions	20.7	1.7	0.3	0.8
Additions based upon prior year tax positions (including acquired uncertain tax positions)	72.2	7.4	26.3	0.3
Reductions due to closed statutes	(2.9)	(6.7)	(1.0)	(0.3)
Reductions for settlements and payments	(5.5)	(0.3)	—	—
Total unrecognized tax benefits at end of period	$112.2	$27.7	$25.6	$23.5
The Company has $112 million of total unrecognized tax benefits as of December 31, 2015, of which $92 million, if recognized, would impact the Company’s effective tax rate. The Company made payments in 2015 to settle uncertain tax liabilities of $3.4 million.  Due to expected statute of limitations expirations, the Company estimates that $10.0 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense (benefit), which totaled $4.9 million, $1.0 million and $(0.10) million, and $(0.2) million for the years ended December 31, 2015,2014, and the Successor and Predecessor 2013 Period. The Company's accrual for interest and penalties totaled $17.5 million and $4.7 million as of December 31, 2015 and 2014, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
Belgium	2009	through current
Brazil	2009	through current
China	2009	through current
France	2009	through current
Japan	2010	through current
Mexico	2010	through current
Netherlands	2011	through current
South Africa	2011	through current
Taiwan	2010	through current
United Kingdom	2009	through current
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. As of December 31, 2015, the Company's tax years for 2012, 2013 and 2014 are subject to examination by the U.S. federal tax authorities. With few exceptions, as of December 31, 2015, the Company is no longer subject to state and local or foreign examinations by tax authorities for years before 2009. The Company is currently undergoing tax examination in several foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, our liability may need to be adjusted as new information becomes known and as tax examinations continue to progress.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. DEBT, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt consisted of the following:

(amounts in millions)	December 31, 2015	December 31, 2014
Borrowings under lines of credit, weighted average interest rate of 4.28% at December 31, 2015	$16.7	$—

USD Notes, due 2022, interest at 6.50%, net of unamortized premium of $0.9 million and debt issuance costs of $19.8 million	$1,081.1	$—
EUR Notes, due 2023, interest at 6.00%, net of deferred issuance costs of $6.1 million	374.0	—
USD Notes, due 2021, interest at 10.375%, net of deferred issuance costs of $12.5 million	487.5	—
First lien secured credit facility, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of debt issuance costs of $0.6 million	735.6	743.0
USD Incremental Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $3.5 million and debt issuance costs of $1.9 million	290.8	292.7
CAS U.S. Dollar Tranche B Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $0.5 million and debt issuance costs of $5.9 million	121.9	121.7
Arysta U.S. Dollar Tranche B-2 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $4.2 million and debt issuance costs of $9.7 million	481.2	—
Alent U.S. Dollar Tranche B-3 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $20.5 million and debt issuance costs of $20.0 million	1,001.8	—
CAS EURO Tranche C-1 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $0.9 million	219.0	246.2
Arysta EURO Tranche C-1 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $1.5 million and debt issuance costs of $0.6 million	87.2	—
Alent EURO Tranche C-2 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $6.4 million and debt issuance costs of $5.5 million	313.0	—
Other	18.5	2.0
Total debt	5,211.6	1,405.6
Less: current portion debt	(38.0)	(13.2)
Total long-term debt	$5,173.6	$1,392.4
The Company early adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” and reclassified approximately $10.3 million of debt issuance costs related to term debt from assets to contra-liabilities as of December 31, 2014, of which $1.9 million was classified as current.
The weighted average effective interest rate associated with debt outstanding at December 31, 2015, based on currently applicable interest rates, was 6.9%. This rate includes the effects of interest rate swaps, as well as, the impact of deferred financing fees and original issue discount and premium amortization calculated using the effective interest method.
In August 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €285 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020. Refer to Note 10 for further information regarding our interest rate risk management.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future principal payments on capital leases and long-term debt were as follows:

(amounts in millions)	Capital Leases	Long-Term Debt	Total
2016	$0.9	$46.8	$47.7
2017	0.7	33.8	34.5
2018	0.5	33.8	34.3
2019	0.4	33.8	34.2
2020	0.3	3,197.3	3,197.6
Thereafter	1.8	1,980.7	1,982.5
Total	$4.6	$5,326.2	$5,330.8
Predecessor Refinancing
On June 7, 2013, we completed a refinancing arrangement whereby the then outstanding tranche B term loan, tranche C term loan, revolving credit facility and senior subordinated notes payable were replaced with two new senior secured credit facilities. The new senior secured credit facilities consist of (i) a $805 million first lien credit facility allocated between a $755 million term loan denominated in U.S. Dollars, a $25.0 million revolving credit facility denominated in U.S. Dollars and $25.0 million multi-currency revolving credit facility and (ii) a $360 million second lien term loan credit facility denominated in U.S. Dollars. The first lien term loan and related revolving credit facilities accrue interest at the greater of 4.00% or LIBOR plus 3.00% and has quarterly principal payments of $1.9 million. The revolving credit facility portion of the first lien term loan matures June 7, 2018. The first lien term loan matures June 7, 2020. The second lien term loan accrued interest at the greater of 7.75% or LIBOR plus 6.75% and matures December 7, 2020. The first lien term loan was originally issued at a discount of $1.9 million and the second lien term loan was issued at a discount of $3.6 million. The new senior secured credit facilities are guaranteed by MacDermid Holdings and certain of its direct and indirect wholly owned domestic subsidiaries and are secured by the personal property now owned or hereafter acquired of MacDermid Holdings and certain of its direct and indirect wholly-owned domestic subsidiaries and also 65% of the stock of the Company’s first tier foreign subsidiaries, subject to customary exceptions, exclusions and release mechanisms.
Amendments to Credit Agreement
Amendment No. 1 -- In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid entered into Amendment No. 1 to the First Lien Credit Agreement and MacDermid paid $373 million in connection with the repayment of the $360 million in principal on the second lien credit facility. Pursuant to Amendment No. 1 Platform became a co-borrower on all obligations under the $50.0 million Revolving Credit Facility and the second term loan and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure. Otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the first lien term loan was marked to fair value by adding the original discount of $1.8 million to the carrying value at the time.
Amendment No. 2 -- On August 6, 2014, the Company amended and restated its senior secured credit facilities by entering into Amendment No. 2 to the First Lien Credit Facility and the Second Amended and Restated Credit Agreement, and agreeing on the implementation of certain further amendments to the Second Amended and Restated Credit Agreement. Upon consummation of the CAS Acquisition on November 3, 2014, the further amendments became effective, increasing (i) the existing U.S. Dollar revolving credit facility to $87.5 million and (ii) the existing multicurrency revolving credit facility to $87.5 million. On the date of the CAS Acquisition, the Company also borrowed (i) an aggregate principal amount of $130 million under the CAS U.S. Dollar Tranche B Term Loan, (ii) $60.0 million under the U.S. Dollar Revolving Credit Facility, and (iii) €55.0 million under the multicurrency Revolving Credit Facility. The amounts under (ii) and (iii) in the immediately preceding sentence were both settled by December 31, 2014.  In addition, an aggregate amount of €205 million was borrowed under the CAS EURO Tranche C-1 Term Loan by MAS Holdings and NAIP, subsidiaries of Platform.
Pursuant to the further amendments, certain additional domestic and foreign subsidiaries of Platform and MacDermid became guarantors under the Amended and Restated Credit Agreement, and certain additional collateral was pledged to secure the Company's obligations incurred under the CAS EURO Tranche C-1 Term Loan and the other loans incurred under the Revolving Credit Facility. With the exception of this collateral package and the interest rate, the CAS EURO Tranche C-1 Term Loan has terms substantially similar to those of Platform’s CAS U.S. Dollar Tranche B Term Loan and bears interest at a rate per annum

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equal to an applicable margin plus an adjusted Eurocurrency Rate, calculated as set forth in the Amended and Restated Credit Agreement. The CAS EURO Tranche C-1 Term Loan matures on June 7, 2020.
On October 1, 2014, Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, and Barclays Bank PLC, as collateral and administrative agent and incremental lender, entered into the Incremental Amendment No. 1 to the Amended and Restated Credit Agreement for an USD Incremental Loan in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment No. 1, such USD Incremental Loan has identical terms as the existing Tranche B term loans and is otherwise subject to the provisions of the Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment No. 1 were used to finance the Agriphar Acquisition.
Amendment No. 3 -- On February 13, 2015, the Company entered into and closed the transactions contemplated by Amendment No. 3 to the Second Amended and Restated Credit Agreement, as amended by Amendment No. 2, which, among other things, provided for (i) a new tranche of term loans denominated in U.S. Dollars in an aggregate principal amount of $500 million, (ii) an increase in the size of the existing Euro Tranche Term Loan by €83.0 million to €287 million, (iii) an increase in the size of the existing U.S. Dollar Revolving Credit Facility by $75.0 million to $163 million, and (iv) an increase in the size of the existing multicurrency Revolving Credit Facility by $75.0 million to $163 million. Concurrently with the closing of the Arysta Acquisition, the Company borrowed (i) an Arysta U.S. Dollar Tranche B-2 Term Loan of $500 million (less original issue discount of 1%), (ii) an additional Arysta EURO Tranche C-1 Term Loan of €83.0 million (less original issue discount of 2%), and (iii) $160 million under the U.S. Dollar Revolving Credit Facility to fund a portion of the cash consideration for the Arysta Acquisition.  Certain additional domestic and foreign subsidiaries of Platform and MacDermid, including certain subsidiaries acquired in the Arysta Acquisition, have since become guarantors under the Amended and Restated Credit Agreement, with certain of the Company's subsidiaries having pledged collateral in connection therewith.
Amendment No. 4 -- On December 3, 2015, the Company entered into and closed the transaction contemplated by Amendment No. 4 to the Second Amended and Restated Credit Agreement, as amended by Amendments No. 2 and 3, which, among other things, provided for (i) a new tranche of term loans denominated in U.S. Dollars in an aggregate principal amount of up to $1.05 billion, (ii) a new tranche of new term loans denominated in euro in an aggregate principal amount of up to €300 million, (iii) an increase in the size of the existing U.S. Dollar revolving credit facility by $87.5 million to $250 million, and (iv) an increase in the size of the existing multicurrency revolving credit facility by $87.5 million to $250 million. Concurrently with the closing of the Alent Acquisition, the additional $1.05 billion of Alent U.S. Dollar Tranche B-3 Term Loans (less original issue discount of 2%), the additional €300 million of Alent EURO Tranche C-2 Term Loans (less original issue discount of 2%) and $115 million under Platform’s multi-currency Revolving Credit Facility were borrowed to fund a portion of the cash consideration for the Alent Acquisition.
Each of the Alent U.S. Dollar Tranche B-3 Term Loans and the Alent EURO Tranche C-2 Term Loans bear interest at a rate per annum equal to 5.50% plus an adjusted eurocurrency rate, or 4.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Pursuant to Amendment No. 4, each of the previously existing (i) tranche B term loans, (ii) tranche B-2 term loans, and (iii) EURO tranche C-1 term loans will bear interest at 5.50% per annum plus an adjusted eurocurrency rate, or 4.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Each tranche of term loans will mature on June 7, 2020.
Loans under our Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. Amendment No. 4 provided for maturity extension of the revolving loans and commitments held by revolving facility lenders consenting to such extension. The extended Revolving Credit Facility will mature on June 7, 2019. Revolving loans and commitments held by revolving facility lenders, other than the lenders who consent to the extension, will mature on June 7, 2018.
Except as set forth in Amendment No. 4 and above, (i) the Alent U.S. Dollar Tranche B-3 Term Loans shall have identical terms as the existing U.S. Dollar denominated term loans and (ii) the Alent EURO Tranche C-2 Term Loans shall have identical terms as the existing euro denominated term loans and, in each case, shall be otherwise subject to the provisions of the Credit Agreement.
Covenants, Events of Default and Provisions
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Second Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

most recent fiscal quarters, subject to a right to cure. As of December 31, 2015, the Company was in compliance with the debt covenants contained in its credit facilities.
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
The Amended and Restated Credit Agreement also contains a yield protection provision wherein the yield on any current indebtedness issued under the Amended and Restated Credit Agreement would be increased to within 50 basis points of the yield on any additional incremental term loan(s), in the event the incremental term loan(s) provided an initial yield, including OID, subject to the yield calculation provisions, as defined, is in excess of 50 basis points of the yield on existing term loan indebtedness.
Guarantees
The obligations of Platform and MacDermid, as borrowers, under the Amended and Restated Credit Agreement are guaranteed by current and future direct and indirect domestic subsidiaries. Certain of Platform's foreign subsidiaries also guarantee the obligations of MAS Holdings, NAIP, MacDermid Europe and MacDermid Funding with respect to the Arysta EURO Tranche C-1 Term Loan and the CAS EURO Tranche C-1 Term Loan. Pursuant to the Security Agreement, the Company's obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date of the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
November 2015 Notes Offering
In connection with the Alent Acquisition, on November 10, 2015, Platform completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021. The notes are governed by an indenture, dated November 10, 2015, as amended from time to time, bear an interest at a rate of 10.375% and mature on May 1, 2021, unless earlier redeemed. Interest is payable in cash, semi-annually in arrears, on May 1 and November 1 of each year, commencing on May 1, 2016. The proceeds of this offering were used to fund a portion of the cash consideration for the Alent Acquisition.
February 2015 Notes Offering
In connection with the Arysta Acquisition, on February 2, 2015, Platform completed the February Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The notes are governed by an indenture, dated February 2, 2015, as amended from time to time. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. Interest is payable in cash, semi-annually in arrears, on February 1 and August 1 of each year, beginning on August 1, 2015. The proceeds of this offering were used to fund a portion of the cash consideration for the Arysta Acquisition.
The Senior notes are (i) Platform’s senior unsecured obligations, ranking equally in right of payment with all of Platform’s existing and future senior unsecured debt and ranking senior in right of payment to all of Platform’s existing and future unsecured subordinated debt; (ii) effectively subordinated to Platform’s secured indebtedness, including the debt outstanding under the Amended and Restated Credit Agreement, to the extent of the value of the assets securing such debt, and are structurally subordinated to indebtedness and other liabilities, including trade payables, of Platform’s non-guarantor subsidiaries; and (iii) jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis generally by current and future direct and indirect domestic subsidiaries that guarantee the Amended and Restated Credit Agreement.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lines of Credit and Other Debt Facilities
The Company carries various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of December 31, 2015, borrowings under such facilities totaled $16.7 million. At December 31, 2014, there were no borrowings under such facilities. The Company also had stand-by letters of credit outstanding of $40.0 million and $1.0 million as of December 31, 2015 and 2014, respectively, of which $11.0 million and $1.0 million reduce the borrowings available under the Credit Facilities as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the availability under these facilities was approximately $618 million and $173 million, respectively, net of outstanding letters of credit. As of December 31, 2015, interest rates on such facilities ranged from 0.5% to 24.0%.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Other current liabilities" in the Consolidated Balance Sheets, and totaled $46.3 million and zero as of December 31, 2015 and December 31, 2014, respectively. Program income and expenses are recorded in "Interest expense, net" in the Consolidated Statement of Operations and totaled $1.4 million and zero for the year ended December 31, 2015 and 2014.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $247 million as of December 31, 2015. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, where the derecognition criteria have been met, totaled $189 million and zero as of December 31, 2015 and December 31, 2014, respectively. Account receivable balances related to arrangements not having met the derecognition criteria, whereas the risks and rewards of ownership have not been transferred, remain recorded in "Accounts receivable" and the related liabilities are included in "Other current liabilities" in the Consolidated Balance Sheet, and totaled $24.8 million and zero as of December 31, 2015 and December 31, 2014, respectively. Factoring fees are recorded in "Interest expense, net" in the Consolidated Statement of Operations and totaled $1.9 million and zero for the year ended December 31, 2015 and 2014, respectively. As of December 31, 2015 the Company had additional capacity under its factoring arrangements of approximately $75.5 million, subject to the limitations outlined in its Credit Facilities and other agreements governing outstanding debt.
Some of the Company’s subsidiaries in the United States and the Netherlands also periodically enter into arrangements for consignment and/or purchase of precious metals with financial institutions. The present and future indebtedness and liability relating to such arrangements are guaranteed by the Company. The Company’s maximum guarantee liability under these arrangements is limited to an aggregate of $18.0 million. No guarantee liability is recorded by the Company for its subsidiary’s debt to financial institutions.
10. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange rate instruments and interest rate swaps, are used to manage changes in market conditions related to foreign currency exchange rate and interest rate volatility. All derivatives are recognized in the Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are major international financial institutions. The Company continually monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, the currency in which the Consolidated Financial Statements are reported, and as a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. Dollar.
As of December 31, 2015, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $254 million, all with settlement dates within one year. The majority of forward contracts are in U.S. Dollars ($217 million) and Euros (€26.6 million), with lesser amounts in Chinese Yuans, British Pounds, New Zealand Dollars

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Australian Dollars. The market value of forward contracts are determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies. The net fair value of the foreign currency forward contracts is included in "Foreign exchange (loss) gain" in the Consolidated Statement of Operations.
In connection with the Alent Acquisition, during July 2015, the Company entered into zero-cost, deal-contingent contracts to purchase £1.06 billion ($1.64 billion at the July 13, 2015 announcement date spot rate of 1.5487) in order to hedge against foreign currency effects on the acquisition cash purchase price. The contracts consisted of £530 million of contingent forward contracts and £530 million of contingent options. Upon settlement, the contracts had a weighted average strike price of 1.6053. However, during November 2015, the Company took advantage of a weakened sterling and further reduced its foreign currency exposure by entering into a series of call and put options against the sterling to replace its out-of-the-money contingent options and to synthetically create a forward contract to purchase £530 million at a weighted average strike price of 1.5177. For the year ended December 31, 2015, the Company recorded fair value losses of $73.7 million in "Gain (loss) on derivative contracts" in the Consolidated Statements of Operations related the Alent Acquisition foreign currency options.
In September 2014, in connection with the Agriphar and CAS Acquisitions, the Company entered into two separate foreign exchange forward contracts. The first contract was for the Company to buy €277 million at a rate of 1.2878, which was settled on October 1, 2014 with a realized loss of $7.0 million and recorded in "Gain (loss) on derivative contracts" in the Consolidated Statements of Operations. The second contract was for the Company to sell €204 million at a rate of 1.2840 which was settled upon closing of the CAS acquisition on November 3, 2014 with a realized gain of $7.3 million that was also recorded in "Gain (loss) on derivative contracts" in the Consolidated Statements of Operations.
Interest Rates
In August 2015, the Company entered into a series of pay-fixed, receiving-floating interest rate swaps with respect to a portion of its indebtedness that meet the criteria to be accounted for as cash flow hedges. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €285 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in "Accumulated other comprehensive income (loss)" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in interest expense.
Commodities
As part of its risk management policy, the Company enters into commodities forward contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held forward contracts to purchase various metals for a notional amount of $16.5 million as of December 31, 2015.  The Company has not designated these derivatives as hedging instruments and has recognized $0.3 million of gains related to fair market value adjustments in “Gain (loss) on derivative contracts” in the Consolidated Statements of Operations for the year ended December 31, 2015.
Under certain circumstances, the Company is required to split and account separately for derivatives that are embedded within certain binding sales or purchase contracts.  Two of the Company’s subsidiaries, Enthone Inc. and Enthone BV, have entered into supply agreements with a third party whereby metals used in production are provided on an as-needed basis with purchase deferred until the metals are used in production.  As risk of loss passes to the Company at the delivery date and the purchase price for the metals delivered is not set at the time of delivery, these contracts have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in market value of the underlying metals between the delivery date and measurement date.  In each agreement, the Company guarantees the indebtedness and liability of Enthone Inc. and Enthone BV.  The host contract represents a supply agreement and is, therefore, not recorded in the Consolidated Balance Sheets.

The embedded derivative feature is subject to fair value accounting at each financial statement date until settled.  The fair value of the embedded derivative is recorded as a liability in the Consolidated Balance Sheets and remeasured each reporting period based on relevant period-end spot rates.  Assets associated with these purchase contracts, which serve as the notional value of the embedded derivative, have been recorded in "Inventory" in the Consolidated Balance Sheets and totaled $13.0 million as of December 31, 2015. Liabilities associated with these purchase contracts are included in "Current installments of long-term debt and revolving credit facilities" in the Consolidated Balance Sheets and totaled $13.0 million as of December 31, 2015. As of December 31, 2015, the fair value of the embedded derivative liability was immaterial.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of derivative instruments reported in the Consolidated Balance Sheets:

(amounts in millions)		December 31, 2015	December 31, 2014
		U.S. Dollar Amount	U.S. Dollar Amount
Derivatives designated as hedging instruments:
	Liabilities Balance Sheet Location
Interest rate swaps	Other long-term liabilities	$12.5	$—
Derivatives not designated as hedging instruments:
	Assets Balance Sheet Location
Foreign exchange and metals contracts	Prepaid expenses & other current assets	1.1	—
Foreign exchange contracts	Other assets	1.0	—
	Liabilities Balance Sheet Location
Foreign exchange contracts	Accrued expenses and other current liabilities	1.0	0.1
Total derivative contracts asset/(liability)		$(11.4)	$(0.1)
For the years ended December 31, 2015 and 2014, the Company recorded unrealized losses of $12.5 million and $0.2 million, respectively, in Other Comprehensive Income related primarily to interest rate swaps. For the Successor and Predecessor 2013 Periods, gains (losses) totaled $0.2 million and $(0.3) million, respectively.
For the years ended December 31, 2015 and 2014, the Company recorded realized and unrealized (losses) gains of $(74.0) million and $0.4 million, respectively, in "(Loss) gain on derivative contracts" related to foreign currency derivative contracts. For the Successor and Predecessor 2013 Periods, gains (losses) totaled $0.1 million and $(0.3) million, respectively.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$59.4	$2.9	$56.5	$—
Available for sale equity securities	6.6	5.8	0.8	—
Derivatives	2.1	—	2.1	—
Total	$68.1	$8.7	$59.4	$—
Liability Category
Long term contingent consideration	$70.7	$—	$—	$70.7
Derivatives	13.5	—	13.5	—
Total	$84.2	$—	$13.5	$70.7

		Fair Value Measurement Using
(amounts in millions)	December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$15.4	$15.4	$—	$—
Available for sale equity securities	2.3	1.5	0.8	—
Total	$17.7	$16.9	$0.8	$—
Liability Category
Long term contingent consideration	$63.9	$—	$—	$63.9
Derivatives	0.1	—	0.1	—
Total	$64.0	$—	$0.1	$63.9
The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets and liabilities:
Cash equivalents - Cash equivalents comprise money market accounts and certificates of deposits issued by financial institutions. The Company invests in various money market funds which are managed by financial institutions. These funds are not publicly traded, but historically have been highly liquid. The fair values of the money market accounts are determined by the banks based upon the funds’ NAV. All of the money market accounts currently permit daily investments and redemptions at $1.00 NAV and are classified as Level 1 assets. The Company records certificates of deposit at amortized cost in the Consolidated Balance Sheets. Given the relatively short maturities of these instruments, the Company believes amortized cost approximates fair value. The company classifies these instruments as Level 2.
Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held. Level 2 equity securities are measured using quoted prices for similar instruments in active markets. Available for sale equity securities are included in "Other assets" in the Consolidated Balance Sheets.
Derivatives - The fair values of derivative assets and liabilities include foreign currency and interest rate derivatives. The values are determined using pricing models based upon observable market inputs. See Note 10, Derivative Instruments, to the Consolidated Financial Statements.
Long term contingent consideration - The long term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metric over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 1.79% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Changes in the fair value of the long term contingent consideration is recorded in "Selling, technical, general and administrative expenses" in the Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $2.0 million. Relative to the EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by approximately $3.0 million

The following table provides a reconciliation of the beginning and ending balances for the year ended December 31, 2015 for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(amounts in millions)	Long-term contingent consideration
Fair value measurements using significant unobservable inputs (Level 3)	December 31, 2015	December 31, 2014
Beginning balance	$63.9	$34.8
Changes in fair value	6.8	29.1
Purchases, sales and settlements (1)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$70.7	$63.9
(1) There were no purchases, sales or settlements on a gross basis for the years ended December 31, 2015 and 2014.
The Company transfers the fair value of an asset or liability between levels of the fair value hierarchy at the end of the reporting period during which a significant change in the inputs used to determine the fair value has occurred. During the years ended December 31, 2015 and 2014, there were no transfers between the fair value hierarchy levels.
Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long term debt as of the dates indicated below:

(amounts in millions)	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Notes, due 2022	$1,081.1	$946.3	$—	$—
EUR Notes, due 2023	374.0	326.7	—	—
USD Notes, due 2021	487.5	500.0	—	—
First Lien Credit Facility	735.6	710.3	743.0	728.8
USD Incremental Loan	290.8	285.8	292.7	293.3
CAS U.S. Dollar Tranche B Term Loan	121.9	123.9	121.7	127.1
Arysta U.S. Dollar Tranche B-2 Term Loan	481.2	477.7	—	—
Alent U.S. Dollar Tranche B-3 Term Loan	1,001.8	1,005.9	—	—
CAS EURO Tranche C-1 Term Loan	219.0	215.4	246.2	242.5
Arysta EURO Tranche C-1 Term Loan	87.2	87.5	—	—
Alent EURO Tranche C-2 Term Loan	313.0	321.4	—	—
Enthone Financing Liability	13.0	13.0	—	—
Capital lease obligations	5.5	5.3	2.0	2.6
	$5,211.6	$5,019.2	$1,405.6	$1,394.3
Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The following methods and assumptions were used to estimate the fair value of the Company’s long term debt:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
12. STOCKHOLDERS’ EQUITY
Underwritten Public Offerings
On June 29, 2015, we completed the June 2015 Equity Offering of 18,226,414 shares of our common stock at a public offering price of $26.50 per share. This registered offering with the SEC resulted in gross proceeds to Platform of approximately $483 million, before underwriting discounts, commissions and offering expenses of $15.0 million.
On November 17, 2014, we completed the November 2014 Public Offering of 16,445,000 shares of our common stock at a public offering price of $24.50 per share. This registered offering with the SEC resulted in gross proceeds to Platform of approximately $403 million, before underwriting discounts, commissions and offering expenses of $15.1 million.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." As of December 31, 2015 and December 31, 2014, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. The Board has also designated 600,000 of those shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of the Consolidated Balance Sheets. As of December 31, 2015 and December 31, 2014, a total of 600,000 and zero shares of Series B Convertible Preferred Stock, respectively, were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
Series A Preferred Stock
The Founder Entities are current holders of Platform's outstanding 2,000,000 shares of Series A Preferred Stock and are entitled to receive an annual dividend on such Series A Preferred Stock in the form of shares of the Company's common stock.  On December 31, 2014, the Board approved a stock dividend of 10,050,290 shares of Platform's common stock with respect to its outstanding Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares. The dividend price was $22.85 and the shares were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014. Starting with fiscal year 2015, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends. Based on the dividend price of $22.85 used in 2014, no stock dividend was declared in 2015 with respect to the Series A Preferred Stock.
Each share of Series A Preferred Stock is convertible into one share of common stock of Platform at the option of the holder until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (which may be extended by the Board for three additional years). Shares of Series A Preferred Stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares, $646 million, was recognized as "Redeemable preferred stock – Series B" in the Consolidated Balance Sheet. At any time, the Arysta Seller may convert these shares into shares of common stock of Platform at a conversion price of $27.14 per share. Additionally, any shares that have not been converted will be redeemed for the $1,000 per share liquidation preference in the event of (i) certain mergers or consolidations, (ii) the sale of substantially all the Company’s assets or subsidiaries or (iii) the liquidation of the Company.
Pursuant to the Arysta share purchase agreement, dated October 20, 2014, as amended, any shares of Series B Convertible Preferred Stock that have not previously been converted into shares of common stock will be automatically redeemed at the $1,000 redemption price in connection with certain mergers or consolidations, the sale of all or substantially all of the assets of Platform and its subsidiaries, the sale of certain subsidiaries of Platform or the approval of any plan for the dissolution, liquidation or termination of Platform by our stockholders. On April 20, 2017, the Company will be required to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above, at the $1,000 redemption price payable in shares of our common stock (22,107,590 shares of common stock valued at $27.14 per share). Upon such repurchase, the Company will also pay to holders of Series B Convertible Preferred Stock in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. To the extent the Arysta Seller continues to own Series B Convertible Preferred Stock, then, if as a result of the arbitration matter described in Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements, the Arysta Seller is obligated to make a payment to us, we may offset any make-whole payment due to the Arysta Seller by any such amount due from the Arysta Seller. If such make-whole payment is less than the amount resolved in connection with the arbitration matter, the deficit will be due from the Arysta Seller. Based on Platform's common stock price of $12.83 as of December 31, 2015, the make-whole payment would total approximately $316 million, assuming no impact from the arbitration matter noted above. The holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock or automatically redeemed by Platform.
In connection with the issuance of the Series B Convertible Preferred Stock, the Company entered into a registration rights agreement with the Arysta Seller dated February 13, 2015, pursuant to which it agreed to file a registration statement with the SEC covering the resale of a maximum of 22,107,590 shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock and cause the SEC to declare such registration statement effective within six months. On February 25, 2015, the Company filed the Arysta Seller Resale Registration Statement, which was declared effective on May 6, 2015.
Issuance of Common Stock in Connection with Acquisitions
In connection with the Alent Acquisition, on December 2, 2015, the Company issued 18,419,738 shares of Platform's common stock to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. The newly issued shares were issued in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 3(a)(10) thereof and began trading on the NYSE upon their issuance.
In connection with the Agriphar Acquisition, on October 1, 2014, the Company issued to a representative of Percival 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 unless agreed otherwise in accordance with the terms of the acquisition agreement. The seller was granted a put option to sell and transfer all of its shares back to Platform on the date that is six months from the closing of the Agriphar Acquisition, which was not exercised. As a result, the value of the option, totaling $3.0 million, was reversed and included in "Other income (expenses), net" in the Consolidated Statements of Operations for the year ended December 31, 2015.
In connection with the CAS Acquisition, on November 3, 2014, the Company issued to Chemtura 2,000,000 shares of Platform's common stock, then restricted under Rule 144.
Private Placements
On October 8, 2014 and November 6, 2014, the Company completed the October/November 2014 Private Placement to certain investors of an aggregate of 16,060,960 shares and 9,404,064 shares of Platform's common stock, respectively, at a price of $25.59 per share. In the October/November 2014 Private Placement, the Company received proceeds of $652 million, gross of transaction fees and offering expenses of $0.3 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2014, the Company completed the May 2014 Private Placement to certain investors of an aggregate of 15,800,000 shares of Platform’s common stock for an aggregate consideration of $300 million, gross of transaction related costs of $13.8 million.
Warrant Mandatory Redemption
On March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s outstanding warrants. On or after April 3, 2014, the date of the mandatory redemption fixed by the Company, holders of warrants had no further rights with respect to such warrants except to receive $0.01 per warrant. During the year ended December 31, 2014, the Company issued 16,244,694 shares of common stock in connection with the exercise of a total of 48,734,082 warrants, resulting in proceeds to the Company of $187 million. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.
Ordinary Shares (Pre-Domestication)
MacDermid Acquisition
In connection with the MacDermid Acquisition, the Company agreed to apply to list its shares on the NYSE and to change its jurisdiction of incorporation from the British Virgin Islands to Delaware. The Company filed a registration statement on Form S-4 with the SEC to effect these changes. The registration statement was declared effective on January 22, 2014 and on that same date the Company completed the Domestication. On January 23, 2014, the Company’s shares of common stock began trading on the NYSE under the ticker symbol “PAH.” On March 4, 2014, pursuant to the terms of an Exchange Agreement, dated October 25, 2013, between the Company and the fiduciaries of the 401K Plan, the Company acquired the remaining 3% of MacDermid for approximately $2.6 million in cash (which is reflected in “Acquisition of business, net” in the accompanying Condensed Consolidated Statements of Cash Flows) and 1,670,386 shares of the Company’s shares of common stock.
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
The PDH Common Stock is classified as a non-controlling interest on the Consolidated Balance Sheets at December 31, 2015 and 2014 and will continue to be until such time as it is exchanged for shares of common stock. The total number of shares of common

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, of which 712,918 shares have been issued as of December 31, 2015.
For the years ended December 31, 2015 and 2014, and the Successor 2013 Period, approximately $(1.4) million, $6.4 million, and $(1.4) million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Consolidated Statements of Operations, representing non-controlling interest of 6.25%, 6.67% and 6.76% at December 31, 2015 and 2014, and the Successor 2013 Period, respectively.
As a result of the Arysta Acquisition, approximately $125 million of non-controlling interest was recorded in purchase accounting as a result of the consolidation of less-than-wholly-owned subsidiaries.
13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax for the years ended December 31, 2015 and 2014, and the Successor 2013 Period were as follows:

(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Income (Loss)
Balance at Inception (April 23, 2013)	$—	$—	$—	$—	$—	$—
Other comprehensive (loss) income before reclassifications, net	(0.6)	1.8	—	0.1	—	1.3
Reclassifications, pretax	—	—	—	—	—	—
Tax (benefit) expense reclassified	—	—	—	—	—	—
Balance at December 31, 2013	(0.6)	1.8	—	0.1	—	1.3
Other comprehensive (loss) income before reclassifications, net	(121.6)	(16.7)	0.1	(0.1)	6.4	(131.9)
Reclassifications, pretax	—	—	—	—	—	—
Tax expense reclassified	—	—	—	—	—	—
Balance at December 31, 2014	(122.2)	(14.9)	0.1	—	6.4	(130.6)
Other comprehensive (loss) income before reclassifications, net	(777.1)	(10.9)	1.1	(8.1)	40.0	(755.0)
Reclassifications, pretax	—	—	—	—	—	—
Tax benefit reclassified	—	(0.5)	—	—	—	(0.5)
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. EARNINGS PER SHARE
A computation of the weighted average shares outstanding for the years ended December 31, 2015 and 2014 and the Successor 2013 Period follows. No such computation is necessary for the Predecessor 2013 Period.

	Year Ended December 31,
(amounts in millions, except per share amounts)	2015	2014	2013
Net loss attributable to common stockholders	$(308.6)	$(262.6)	$(194.2)

Basic weighted average common stock outstanding	203.2	135.3	92.6
Convertible and performance-based stock (1)	—	—	—
Dilutive weighted average common stock outstanding	203.2	135.3	92.6
Loss per share attributable to common stockholders:
Basic	$(1.52)	$(1.94)	$(2.10)
Diluted	$(1.52)	$(1.94)	$(2.10)
(1) For the years ended December 31, 2015, and 2014, and the Successor 2013 Period, no share adjustments were included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.
For the years ended December 31, 2015 and 2014, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets and/or market conditions were not yet met for awards contingent upon such measures.

	Year Ended December 31,
(amounts in thousands)	2015	2014	2013
Number of shares contingently issuable to Founder Entities as stock dividend to Series A Preferred Stock	1,239	10,453	—
Number of shares issuable upon conversion of warrants	—	—	16,248
Number of shares issuable upon conversion of PDH Common Stock	8,318	8,641	—
Number of shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	—
Number of shares issuable upon conversion of Series B Convertible Preferred Stock	19,443	—	—
Number of shares contingently issuable for the contingent consideration	4,640	1,503	—
Number of shares issuable upon conversion of the 401k exchange rights	—	270	—
Number of stock options	55	89	—
Number of restricted stock shares and units	74	70	—
Number of shares issuable under the employee stock purchase plan	1	—	—
	35,770	23,026	16,248
15. OPERATING LEASE COMMITMENTS
The Company leases certain land, office space, warehouse space and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2049.
Total operating lease rental expense for the years ended December 31, 2015 and 2014 was $22.9 million and $11.3 million, respectively, and $1.5 million and $9.1 million for the Successor and Predecessor 2013 Periods, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future non-cancelable operating lease commitments are as follows:

(amounts in millions)	Operating Lease Commitments
Year ending December 31,
2016	$24.8
2017	18.5
2018	12.6
2019	10.3
2020	8.8
Thereafter	22.5
Total	$97.5
The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.
16. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized asset retirement obligations, or AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally-enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs.
The AROs are included in "Other long-term liabilities" in the Consolidated Balance Sheets as of December 31, 2015 and 2014. Changes in the Company’s AROs are as follows:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Period from January 1, 2013 to October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
AROs, beginning of period	$18.5	$4.8	$—	$2.3
Acquisitions	0.4	13.2	4.8	—
Additional obligations incurred	—	0.5	—	—
Accretion expense	1.0	0.7	—	0.1
Remeasurements	(0.2)	—	—	—
Payments/ settlements	(0.4)	(0.2)	—	(0.1)
Foreign currency adjustments	(1.8)	(0.5)	—	(0.1)
AROs, end of period	$17.5	$18.5	$4.8	$2.2
Environmental Liabilities
The Company formulates and distributes specialty chemical products and is therefore subject to extensive domestic and foreign environmental protection laws and regulations, including those governing the management, discharge and disposal of hazardous material and pollutants into the soil, air and water, as well as laws and regulations governing workers' health and safety. As a result, the Company is exposed to risks of liability or claims with respect to environmental clean-up of contaminated facilities or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including cleanup costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other environmental laws, the Company is subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which the Company may be designated as a “potentially responsible party” ("PRP") with respect to cleanup costs associated with sites on the U.S. Environmental Protection Agency National Priority List. The Company conducts studies, individually or jointly with other PRPs, to determine the feasibility of various remedial techniques. It is the Company's policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts are determined.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties.
In particular, Alent, which the Company acquired in December 2015, had reserved approximately £16.2 million ($23.9 million based on the GBP/USD exchange rate of 1.4736 on December 31, 2015) for potential liability in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years. These sites are in various stages of environmental management: at some sites, the work is in the early stages of assessment and investigation, while at others, the clean-up remedies have been implemented and the remaining work consists of monitoring the integrity of those remedies. These sites also include federal or state Superfund sites. Because the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the PRPs for such site, including us, despite the involvement of other PRPs. The Company is one of several identified PRPs, in the aforementioned Superfund sites. The Company believes that the liability associated with these sites ha been apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy.
The Company does not currently anticipate any material losses in excess of the reserve amount recorded. However, it is possible that new information about these sites, such as results of investigations, could make it necessary for the the Company to reassess its potential exposure related to these environmental matters. As the settlement of many of the obligations for which provision is made is subject to legal or other regulatory process, the timing of the associated cash outflows is subject to some uncertainty, but the majority of the amounts provided are expected to be utilized over the next five to ten years.
As of December 31, 2015 and 2014, the Company's environmental reserves totaled $25.7 million and $4.5 million, respectively. The Company’s management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. As of the date hereof, the Company’s management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of December 31, 2015 and 2014 would not be material to the Company's consolidated financial position, results of operations or cash flows.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. As of December 31, 2015 and 2014, the Company has reserved approximately $6.5 million and $4.4 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 182 million ($10.6 million, based on the MXN/USD exchange rate of 0.0581 on December 31, 2015). The Company believes that it has adequate defenses and intends to vigorously defend against this claim, and therefore has not established a reserve related to this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, one of our subsidiaries, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which the Company considers to be non-material. The Company believes

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. The parties have been unable to agree on a calculation of the award, and the Company is awaiting further decisions from the tribunal.
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock. To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform. Such shortfall would however be reduced by a portion, or all, of the amount for which the arbitration matter described in the preceding paragraph may be resolved, either by order of the arbitrators or by settlement, pursuant to a formula negotiated by and between us and the Arysta Seller.
In June 2009, a lawsuit was filed by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed against Arysta Brazil and five other defendants by the city of Ulianopolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($12.6 million, based on the BRL/USD exchange rate of 0.2525 on December 31, 2015), plus interest and the cost of remediation. The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($17.9 million, based on the BRL/USD exchange rate of 0.2525 on December 31, 2015). In addition, 13 former employees of the incineration facility have brought actions naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 173.3 million ($43.8 million, based on the BRL/USD exchange rate of 0.2525 on December 31, 2015) for health problems allegedly contracted as a result of their employment at the incineration site.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. The Company's contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 75.2 million ($19.0 million, based on the BRL/USD exchange rate of 0.2525 on December 31, 2015). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved. Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
In February 2015, MacDermid, as plaintiff, settled a litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. On April 3, 2015, the Company received part of the settlement in the amount of $16.0 million, and placed the remainder, net of legal costs, into escrow for future distribution in accordance with the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In July 2014, a federal court jury found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. The court entered a judgment in the amount of approximately $64.7 million. Cortron, Inc. has appealed the verdict. Accordingly, MacDermid Printing Solutions LLC’s ability to collect on the judgment is uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid in this patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily find against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours has appealed the verdict; accordingly, the final judgment remains uncertain. All proceeds from

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
17. VARIABLE INTEREST ENTITIES
In connection with the Arysta Acquisition in February 2015, the Company acquired ownership in two distributors deemed to be variable interest entities.
Saphyto S.A.
The Company holds a 45.0% interest in its product distributor, Saphyto S.A. The Company has determined that it is the primary beneficiary of the activities of Saphyto S.A., as approximately 81.0% of the distributor's sales are based on the Company's products and it has the power to direct activities impacting Saphyto S.A.'s economic performance. The Company is responsible for granting licenses to Saphyto S.A. to sell products and providing technical assistance and feedback on internal operations and controls. The Company and Saphyto's management jointly define the commercial, financial and technical strategy of Saphyto S.A., including pricing. As a result, the activities of Saphyto S.A. are consolidated in the Consolidated Financial Statements.
The following table summarizes the carrying amounts of Saphyto S.A.’s assets and liabilities included in the Consolidated Balance Sheet at December 31, 2015:

(amounts in millions)	December 31, 2015
Assets and Liabilities of Saphyto S.A.
Cash and cash equivalents	$1.2
Other current assets	9.9
Property, plant, and equipment	1.4
Other non-current assets	0.3
Total assets	$12.8
Current liabilities	$8.8
Total liabilities	$8.8
The capital structure of Saphyto S.A. includes total stockholders' equity of $4.0 million and short-term borrowings of $0.3 million as of December 31, 2015.
Société des Produits Industriels et Agricoles, or SPIA
The Company holds a 31.95% interest in its product distributor, SPIA. Approximately 90% of sales generated in SPIA are attributable to the Company's products. The Company is responsible for developing SPIA's sales for export, and supporting technical, administrative and accounting functions.
The Company has determined that although it receives a disproportionate amount of economic benefit as compared to its ownership interest, it is not the primary beneficiary of the activities of SPIA, as the majority shareholder of SPIA holds a 50.9% interest and exercises control through voting rights. As a result, the Company has applied the equity method of accounting to its interest in SPIA which is reflected in "Other assets" in the Consolidated Balance Sheets. The investment balance totaled $1.4 million as of December 31, 2015, representing the Company's maximum exposure to loss. SPIA's total assets were approximately $6.4 million as of December 31, 2015. The capital structure of SPIA includes total stockholders' equity of approximately $4.4 million.
18. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.25% and 6.67% as of December 31, 2015 and 2014, respectively.
Pursuant to the RHSA, each Retaining Holder is subject to a contractual lock-up with respect to 25% of the total shares of PDH Common Stock initially received by such Retaining Holder, commencing on the first through the fourth anniversary of the MacDermid Acquisition. In addition, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020) and (ii) such date on which all shares of PDH Common Stock held by Tartan have been exchanged for common stock, Platform has agreed, among certain other covenants, to obtain written consent from Tartan prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for securities.
Release of Lock-up Agreement under RHSA
Mr. Daniel H. Leever, a Retaining Holder under the RHSA, retired as Chief Executive Officer of the Company on December 14, 2015. In connection with Mr. Leever's retirement, Platform agreed, subject to the satisfaction of certain conditions, to accelerate the expiration of the contractual lock-up included in the RHSA with respect to approximately 3.0 million shares of PDH Common Stock (all of which are convertible at any time into a like number of shares of Platform’s common stock) which are beneficially owned by Mr. Leever and certain related persons through Mr. Leever's ownership in, and control of, Tartan, an entity of which Mr. Leever is the sole director and manager. Platform has agreed to release the lock-up agreements on such shares (and any shares of Platform’s common stock issuable upon conversion thereof), at such time as (i) Platform’s outstanding Series B Convertible Preferred Stock have been converted into shares of Platform’s common stock and the related guarantee payment obligations have been satisfied and (ii) Mr. Leever, acting as the sole director and manager of Tartan, exercises his authority to allocate a pro rata portion of the right to receive certain contingent purchase price payments to all current or former employees of Platform (or their related persons) who are members of Tartan (which allocations may not be changed without the prior written consent of certain members of Tartan); but in any event, such lock-up agreements shall be released no later than October 31, 2016. Previously, the lock-up with respect to half of the shares expired on October 31, 2016 and the lock-up with respect to the other half expired on October 31, 2017.
Amendment to the Series B Convertible Preferred Stock
On October 27, 2015, the Company further amended the Arysta share purchase agreement, dated as of October 20, 2014, by entering into an amendment agreement with the Original Arysta Seller and the Arysta Seller (as holders of at least a majority of shares of Series B Convertible Preferred Stock) to extend the maturity date of the Series B Convertible Preferred Stock from October 20, 2016 to April 20, 2017. The Company also agreed to pay the Original Arysta Seller and the Arysta Seller an incremental payment equal to $4.0 million per month from the original maturity date (October 20, 2016) to the extended maturity date (April 20, 2017), or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock or automatically redeemed by Platform.
Advisory Services Agreement
On October 31, 2013, the Company entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors. Under this agreement, Mariposa Capital, LLC provides certain advisory services to the Company and is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. This agreement may only be terminated by the Company upon a vote of a majority of its directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the applicable term. Under this agreement, the Company incurred $2.0 million during each of the years ended December 31, 2015 and 2014, and $0.4 million during the Successor 2013 Period.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2014, we completed the May 2014 Private Placement. Blue Ridge Limited Partnership, a stockholder of more than 5% of our then issued and outstanding common stock as of February 12, 2015, along with one of its affiliates, Blue Ridge Offshore Master Limited Partnership, purchased an aggregate 1,000,000 shares of our common stock issued in the May 2014 Private Placement, at a per share price of $19.00. In connection with the May 2014 Private Placement, we granted registration rights to each investor, including Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership. Pursuant to these registration rights agreements, on May 23, 2014, we filed the May Resale Registration Statement to register the resale of all of the shares sold in the May 2014 Private Placement which was amended on June 13, 2014 and declared effective on June 19, 2014.
In connection with the October/November 2014 Private Placement, Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership, stockholders of more than 5%, purchased an additional aggregate 1,953,888 shares of our common stock, at a per share price of $25.59. In addition, Pershing Square, through the Pershing Square Funds, purchased 9,404,064 shares, at a per share price of $25.59. A partner of Pershing Square is a member of Platform’s board of directors. In connection with the October/November 2014 Private Placement, we entered into registration rights agreements with each investor, including Blue Ridge Limited Partnership, Blue Ridge Offshore Master Limited Partnership and Pershing Square on behalf of its funds. Pursuant to these registration rights agreements, on November 3, 2014, we filed the November Resale Registration Statement to register the resale of all of the shares sold in the October/November 2014 Private Placement, including the 9,404,064 shares issued to the Pershing Square’s funds upon stockholder approval on November 6, 2014. The November Resale Registration Statement was declared effective on November 10, 2014.
Predecessor Transactions
For the Predecessor 2013 Period, the Predecessor paid management fees of $7.5 million to Court Square Capital Partners II LP, an investor, in connection with the consummation of the MacDermid Acquisition and per the terms of the management agreement. Three of MacDermid’s board members prior to the MacDermid Acquisition were employees of Court Square Capital Partners II LP.
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
On October 31, 2013, in order to complete the MacDermid Acquisition, Platform advanced $33.3 million to MacDermid representing the portion of the cash consideration required to purchase the equity held by MacDermid employee shares in connection with the MacDermid Acquisition. Also in conjunction with closing of the MacDermid Acquisition, Platform paid $5.0 million of interest on the then first and second lien credit facilities on MacDermid’s behalf.
19. RESTRUCTURING
The Company continuously evaluates its operations in an effort to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of our business segments:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Performance Solutions	$6.9	$1.5	$0.8	$3.6
Agricultural Solutions	18.4	1.5	—	—
Total restructuring	$25.3	$3.0	$0.8	$3.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Activity
The restructuring activity initiated by the Company's Performance Solutions segment primarily related to cost saving opportunities associated with a realignment of the segment's footprint in the United States, which included the sale of one of its legacy manufacturing sites during the third quarter of 2015, cost saving opportunities associated with the integration of the Alent Acquisition. The restructuring plans initiated by the Company's Agricultural Solutions segment primarily related to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. Both segments also incurred expenses related to several overhead cost reduction initiatives. There are no material additional costs expected to be incurred related to these discrete restructuring plans.
2014 Activity
The restructuring activity initiated in 2014 primarily related to the elimination of certain headcount positions as well as several small initiatives targeting cost reduction opportunities.
Successor 2013 Period Activity
The restructuring plans initiated during the Successor 2013 Period primarily related to several overhead cost reductions initiatives.
Predecessor 2013 Period Activity
The Predecessor implemented certain restructuring actions which were intended to better align manufacturing capacity, eliminate excess capacity by lowering operating costs, and streamline the organizational structure to improve long-term profitability. The restructuring actions consisted of facility consolidations and closures as well as headcount reductions. The restructuring plans initiated during the Predecessor 2013 Period were remnants of previous actions taken by the Performance Solutions segment and primarily related to the consolidation of the manufacturing processes.
At December 31, 2015 and 2014, the Company’s restructuring liability totaled $1.1 million and $1.6 million, respectively, and was included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.
Restructuring expenses recorded in the Consolidated Statements of Operations were as follows:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Ten months ended October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cost of sales	$6.3	$—	$—	$—
Selling, technical, general and administrative	19.0	3.0	0.8	3.6
Total restructuring	$25.3	$3.0	$0.8	$3.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. OTHER INCOME (EXPENSE), NET
Components of "Other income (expense), net" as reported in the Consolidated Statements of operations composed of the following:

(amounts in millions)	Year Ended December 31, 2015	Year Ended December 31, 2014	Period from Inception (April 23, 2013) through December 31, 2013	January 1, 2013 through October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Legal settlement	$17.7	$—	$—	$—
Sale of intellectual property and product rights	6.1	—	—	—
Acquisition put option settlement	3.0	—	—	—
Other income (expense), net	3.6	(0.2)	0.1	(0.7)
Total other income (expense), net	$30.4	$(0.2)	$0.1	$(0.7)
21. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Components of "Accrued expenses other current liabilities" as reported in the Consolidated Balance Sheets is composed of the following:

(amounts in millions)	December 31, 2015	December 31, 2014
Accrued customer rebates and sales incentives	$120.7	$9.9
Financial guarantees and factoring	71.1	—
Accrued acquisition payable	—	14.3
Other current liabilities	222.4	48.6
Total other current liabilities	$414.2	$72.8
22. NOTE RECEIVABLE
On October 28, 2015, the Company extended a short-term, recourse loan of $125 million to an unrelated third party. The loan earned interest at an annual rate of 11% from inception through its settlement in January 2016. During 2015, the Company recognized interest income on the loan of $2.4 million.
23. SEGMENT INFORMATION
During the first quarter of 2015, the Company completed certain changes to its organizational structure that resulted in a change to the Company's reportable business segments. As a result, Platform's former Performance Materials and Graphic Solutions reportable segments were combined into a new single Performance Applications reportable segment, and the AgroSolutions reportable segment was re-branded to Agricultural Solutions. In December 2015, the Company further re-branded its Performance Applications segment by changing its name to "Performance Solutions." Platform's segment reporting structure represents businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each reportable segment has its own president, who reports to the CODM.
As a result of these organizational and branding changes, Platform manages its business in two reportable segments: Performance Solutions and Agricultural Solutions.
Performance Solutions – The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling. Its products

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids and photopolymers. Performance Solutions products are sold worldwide. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance. Within this segment, the Company provides specialty chemicals to the following industries; Electronics, Commercial Packing and Printing, Industrial, and Offshore. For the electronics industry, the segment designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of the printed circuit boards and other electronic components they manufacture. For the electronics industry, we also develop, manufacture and sell innovative interconnect materials used to assemble printed circuit boards and advance semiconductor packaging. For the commercial packaging and printing industries, the segment produces photopolymers, through an extensive line of flexographic plates, which are used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, the segment also produces photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. For the industrials, the segment's dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, the segment produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
Agricultural Solutions – Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer to growers diverse crop protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. We also offer a wide variety of proven biosolutions, including biostimulants, innovative nutrition and biocontrol products.  We emphasize on farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals. Our Global Value Added Portfolio, or GVAP, consists of agrochemicals in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs. Our Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. We consider our GVAP and GBP to be key pillars for our sustainable growth. In addition, we offer regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
The Company evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is calculated by taking net income and adding back interest expense, income tax expense (benefit), depreciation expense and amortization expense. This amount is further adjusted for acquisition-related expenses and other non-operating and/or infrequent transactions and events. Adjusted EBITDA for each segment also includes an allocation of corporate costs such as corporate salary, wages, equity compensation expense and legal costs.
Segment assets primarily include cash, receivables, inventories, prepaid expenses and other current assets, property, plant and equipment, goodwill, intangible assets, deferred taxes and other long term assets. Segment assets primarily exclude corporate assets, which consist of cash and cash equivalents, corporate property, plant and equipment, and deferred taxes.
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented. The historical periods have been recast to reflect the change to the Company's reportable business segment structure during the first quarter of 2015.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Period from January 1, 2013 to October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net Sales:
Performance Solutions	$800.8	$755.2	$118.2	$627.7
Agricultural Solutions	1,741.5	88.0	—	—
Consolidated net sales	$2,542.3	$843.2	$118.2	$627.7
Depreciation and amortization:
Performance Solutions	$80.0	$76.3	$12.8	$32.8
Agricultural Solutions	171.0	11.7	—	—
Consolidated depreciation and amortization	$251.0	$88.0	$12.8	$32.8
Adjusted EBITDA
Performance Solutions	$224.3	$196.2	$27.4	$152.7
Agricultural Solutions	343.3	16.0	—	—
Consolidated adjusted EBITDA	$567.6	$212.2	$27.4	$152.7

The following table reconciles Adjusted EBITDA to Net (loss) income attributable to common stockholders:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Period from January 1, 2013 to October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Adjusted EBITDA	$567.6	$212.2	$27.4	$152.7
Adjustments to reconcile to net (loss) income attributable to stockholders:
Interest expense	(222.5)	(38.7)	(5.5)	(46.3)
Depreciation and amortization expense	(251.0)	(88.0)	(12.8)	(32.8)
Non-cash charges related to preferred dividend rights	—	—	(172.0)	—
Legal settlement	16.0	—	—	—
Acquisition put option settlement	3.0	—	—	—
Restructuring and related expenses	(54.8)	(3.0)	(3.5)	(4.5)
Manufacturer's profit in inventory adjustment	(76.5)	(35.5)	(23.9)	—
Non-cash fair value adjustment to contingent consideration	(6.8)	(29.1)	0.7	—
Acquisition transaction costs	(92.9)	(47.8)	(15.2)	(16.9)
Debt extinguishment	—	—	—	(18.8)
Foreign exchange loss on foreign denominated external and internal debt	(46.4)	(1.1)	—	—
Fair value loss on foreign exchange forward contract	(73.7)	0.3	—	—
Other income	8.7	(0.2)	3.4	(6.9)
(Loss) income before income taxes and non-controlling interest	(229.3)	(30.9)	(201.4)	26.5
Income tax (expense) benefit	(75.1)	6.7	5.8	(13.0)
Net income attributable to the non-controlling interests	(4.2)	(5.7)	1.4	(0.3)
Net (loss) income attributable to stockholders	$(308.6)	$(29.9)	$(194.2)	$13.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's total net sales by geographic area based on the country where sales were generated:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Period from January 1, 2013 to October 31, 2013
Net Sales:	(Successor)	(Successor)	(Successor)	(Predecessor)
United States	$474.6	$217.4	$31.5	$176.4
Foreign Net Sales:
Brazil	380.6	70.9	7.4	45.7
France	196.8	64.3	8.3	44.8
Japan	166.6	22.9	3.6	20.0
United Kingdom	127.3	119.1	17.8	93.4
China	108.3	87.8	13.5	64.2
Other countries	1,088.1	260.8	36.1	183.2
Total Foreign Net Sales	2,067.7	625.8	86.7	451.3
Total consolidated net sales	$2,542.3	$843.2	$118.2	$627.7
The following table provides the Company's total long-lived assets by geographic area:

(amounts in millions)	December 31, 2015	December 31, 2014
Long lived assets, net (1)
United States	$213.4	$67.0
Foreign countries
China	55.0	11.2
United Kingdom	33.6	28.0
Germany	33.0	0.3
Other countries	156.6	72.1
Total foreign countries	278.2	111.6
Total long lived assets, net	$491.6	$178.6
(1) Long-lived assets represent property, plant and equipment, net.
Total assets by reportable segment as of December 31, 2015 and 2014 are not presented as they are not utilized by the CODM for purpose of allocating resources and evaluating performance.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the Company's external party sales by product for the periods presented:

(amounts in millions)	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Period from inception (April 23, 2013) through December 31, 2013	Period from January 1, 2013 to October 31, 2013
	(Successor)	(Successor)	(Successor)	(Predecessor)
Performance Solutions
Industrial Group	$387.0	$429.4	$67.7	$353.4
Electronics Group	198.8	159.9	24.9	128.4
Packaging and Printing Group	173.9	165.9	25.6	145.9
Assembly Materials Group	41.1	—	—	—
Performance Solutions sales	800.8	755.2	118.2	627.7
Agricultural Solutions (1)	1,741.5	88.0	—	—
Total consolidated net sales	$2,542.3	$843.2	$118.2	$627.7
(1) Agricultural Solutions product offerings are comprised of five major global product lines: fungicides and biofungicides; herbicides; insecticides, bioinsecticides and acaricides; biostimulants and innovative nutrition; and seed treatments. However, the segment manages and reports sales on a regional basis, making it impractical to present such data by product line.
24. SUBSEQUENT EVENTS
Acquisition of OMG Subsidiary in Malaysia
On January 31, 2016, the Company completed the acquisition from Apollo of a subsidiary of OMG located in Malaysia for an aggregate purchase price of approximately $125 million, subject to purchase price adjustments. The acquired entity will be included in the Company's Performance Solutions business segment.
25. SUPPLEMENTARY DATA

	Successor
	2015
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (as restated)	Fourth Quarter
Selected Quarterly Financial Data (Unaudited)
Net sales	$534.8	$675.1	$597.3	$735.1
Gross profit	207.1	268.6	242.7	273.5
Net loss attributable to stockholders (a)	(26.7)	(12.2)	(140.1)	(129.6)
Net loss attributable to common stockholders (a)	(26.7)	(12.2)	(140.1)	(129.6)
Basic loss per share (a) (b)	$(0.14)	$(0.06)	$(0.66)	$(0.60)
Diluted loss per share (a) (b)	$(0.14)	$(0.06)	$(0.66)	$(0.60)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	2014
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data (Unaudited)
Net sales	$183.7	$189.1	$196.8	$273.6
Gross profit	84.2	96.7	103.2	112.5
Net (loss) income attributable to stockholders	(7.4)	(0.4)	11.9	(34.0)
Net (loss) income attributable to common stockholders	(7.4)	(0.4)	11.9	(266.7)
Basic (loss) earnings per share (b)	$(0.07)	$—	$0.09	$(1.59)
Diluted (loss) earnings per share (b)	$(0.07)	$—	$0.08	$(1.59)

	Successor
	2013
(amounts in millions, except per share amounts)	Period from Inception (April 23, 2013) to June 30, 2013	Third Quarter	Fourth Quarter (c)
Selected Quarterly Financial Data (Unaudited)
Net sales	$—	$—	$118.2
Gross profit	—	—	35.7
Net loss attributable to stockholders	(0.1)	(4.7)	(189.4)
Net loss attributable to common stockholders	(0.1)	(4.7)	(189.4)
Basic loss per share (b)	$—	$(0.05)	$(2.05)
Diluted loss per share (b)	$—	$(0.05)	$(2.05)

	Predecessor
	2013
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (d)
Selected Quarterly Financial Data (Unaudited)
Net sales	$182.1	$190.0	$188.4	$67.2
Gross profit	93.3	96.5	99.0	34.0
Net income (loss) attributable to MacDermid, Inc.	15.2	(5.9)	14.5	(10.6)
Basic earnings (loss) per share (b)	n/a	n/a	n/a	n/a
Diluted earnings (loss) per share (b)	n/a	n/a	n/a	n/a

(a)
In connection with the preparation of the Company's Consolidated Financial Statements for the year ended December 31, 2015, the Company identified an error related to its income tax provision for the quarter ended September 30, 2015. For more information, see Note 26, Restatement of Unaudited Condensed Consolidated Financial Statements (unaudited), to the Consolidated Financial Statements.

(b)
Earnings per share calculations for each quarter are based on the weighted average number of shares outstanding for each period. As MacDermid was not a Registrant prior to the Successor 2013 Period, no earnings per share data is presented.

(c)	Platform's fourth quarter includes the results of MacDermid from November 1, 2013 through December 31, 2013.

(d)	MacDermid's fourth quarter includes results from October 1, 2013 through October 31, 2013.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
On March 10, 2016, the Company concluded that the unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and the unaudited Condensed Consolidated Balance Sheet as of September 30, 2015, that were previously included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015, should be restated to correct an error as a result of recording an unrealized loss associated with a foreign currency hedge entered into in connection with the Alent Acquisition as a temporary rather than permanent difference for income tax accounting purposes.
As detailed in the tables below, this restatement impacts the following unaudited Condensed Consolidated Statement of Operations and Condensed Consolidated Balance Sheet:
RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net sales	$597.3	$—	$597.3	$1,807.3	$—	$1,807.3
Cost of sales	354.6	—	354.6	1,088.8	—	1,088.8
Gross profit	242.7	—	242.7	718.5	—	718.5
Operating expenses:
Selling, technical, general and administrative	194.8	—	194.8	593.2	—	593.2
Research and development	16.6	—	16.6	47.8	—	47.8
Total operating expenses	211.4	—	211.4	641.0	—	641.0
Operating profit	31.3	—	31.3	77.5	—	77.5
Other (expense) income:
Interest expense, net	(52.7)	—	(52.7)	(143.2)	—	(143.2)
Loss on derivative contracts	(47.3)	—	(47.3)	(49.9)	—	(49.9)
Foreign exchange loss	(36.9)	—	(36.9)	(19.3)	—	(19.3)
Other income, net	1.4	—	1.4	19.8	—	19.8
Total other expense	(135.5)	—	(135.5)	(192.6)	—	(192.6)
(Loss) income before income taxes and non-controlling interests	(104.2)	—	(104.2)	(115.1)	—	(115.1)
Income tax (expense) benefit	(17.6)	(17.8)	(35.4)	(42.0)	(17.8)	(59.8)
Net (loss) income	(121.8)	(17.8)	(139.6)	(157.1)	(17.8)	(174.9)
Net income attributable to the non-controlling interests	(0.5)	—	(0.5)	(4.0)	—	(4.0)
Net (loss) income attributable to common stockholders	$(122.3)	$(17.8)	$(140.1)	$(161.1)	$(17.8)	$(178.9)
(Loss) earnings per share
Basic	$(0.58)	$(0.08)	$(0.66)	$(0.81)	$(0.08)	$(0.89)
Diluted	$(0.58)	$(0.08)	$(0.66)	$(0.81)	$(0.08)	$(0.89)
Weighted average shares outstanding
Basic	210.9	—	210.9	198.6	—	198.6
Diluted	210.9	—	210.9	198.6	—	198.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTATED CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In millions, except share and per share amounts)

	September 30, 2015
	As Reported	Adjustment	As Restated
Assets
Cash and cash equivalents	$682.0	$—	$682.0
Restricted cash	0.3	—	0.3
Accounts receivable, net of allowance for doubtful accounts of $14.0 at September 30, 2015	943.4	—	943.4
Inventories	466.9	—	466.9
Prepaid expenses and other current assets	220.1	(19.6)	200.5
Total current assets	2,312.7	(19.6)	2,293.1
Property, plant and equipment, net	266.9	—	266.9
Goodwill	2,842.0	—	2,842.0
Intangible assets, net	2,577.9	—	2,577.9
Other assets	76.3	2.8	79.1
Total assets	$8,075.8	$(16.8)	$8,059.0
Liabilities & Stockholders' Equity
Accounts payable	$386.1	$—	$386.1
Current installments of long-term debt and revolving credit facilities	36.1	—	36.1
Accrued income taxes payable	102.7	1.0	103.7
Accrued customer rebates and sales incentives	129.0	—	129.0
Financial guarantees and factoring	59.0	—	59.0
Other current liabilities	252.2	—	252.2
Total current liabilities	965.1	1.0	966.1
Long-term debt and capital lease obligations	3,401.4	—	3,401.4
Long-term retirement benefits, less current portion	44.2	—	44.2
Long-term deferred income taxes	567.1	—	567.1
Long-term contingent consideration	70.2	—	70.2
Other long-term liabilities	113.6	—	113.6
Total liabilities	5,161.6	1.0	5,162.6
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	—	645.9
Stockholders' Equity
Preferred stock - Series A	—	—	—
Common stock, $0.01 par value per share (effective January 23, 2014), 400,000,000 shares authorized, 210,879,597 shares issued and outstanding at September 30, 2015	2.1	—	2.1
Additional paid-in capital	3,287.3	—	3,287.3
Accumulated deficit	(385.2)	(17.8)	(403.0)
Accumulated other comprehensive loss	(741.4)	—	(741.4)
Total stockholders' equity	2,162.8	(17.8)	2,145.0
Non-controlling interests	105.5	—	105.5
Total equity	2,268.3	(17.8)	2,250.5
Total liabilities, redeemable preferred shares and equity	$8,075.8	$(16.8)	$8,059.0

Schedule II

Platform Specialty Products Corporation

Valuation and Qualifying Accounts and Reserves

(amounts in millions)	Balance at beginning of period	Charges to costs and expense	Deductions from reserves and other	Balance at end of period
Reserves against accounts receivable (1):
Successor
2015	$(9.6)	$(9.2)	$4.4	$(14.4)
2014	(10.1)	(1.2)	1.7	(9.6)
April 23, 2013 (Inception) to December 31, 2013 (2)	—	(0.3)	(9.8)	(10.1)
Predecessor
December 31, 2012 to October 31, 2013	$(8.8)	$(2.1)	$0.5	$(10.4)

(amounts in millions)	Balance at beginning of period	Charges to costs and expense	Deductions from reserves and other	Balance at end of period
Valuation allowances against deferred tax assets:
Successor
2015	$(19.7)	$(72.6)	$(311.3)	$(403.6)
2014	(15.8)	(2.0)	(1.9)	(19.7)
April 23, 2013 (Inception) to December 31, 2013	—	0.9	(16.7)	(15.8)
Predecessor
December 31, 2012 to October 31, 2013	$(41.4)	$(3.6)	$—	$(45.0)

(1)	Principally consisting of reserves for uncollectible accounts and sales returns and allowances.

(2)
Included in "Deductions from reserves and other" for the period ended December 31, 2013 are principally opening balances resulting from the MacDermid Acquisition, and foreign currency translations for the remaining periods presented.