Form 10-Q
period 2016-03-31
Platform Specialty Products Corp
filed 2016-05-10
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	May 6, 2016
Common Stock, par value $0.01 per share	229,557,867 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc (LSE:ALNT), a formerly public limited company registered in England and Wales.
Alent Acquisition	Acquisition of a 100% interest in Alent completed on December 1, 2015 under the U.K. Companies Act.
Alent EURO Tranche C-2 Term Loan	Tranche C-2 term loans denominated in Euros in an aggregate amount of €300 million borrowed by Platform in connection with the Alent Acquisition.
Alent U.S. Dollar Tranche B-3 Term Loan	Tranche B-3 term loans denominated in U.S. Dollars in an aggregate principal amount of $1.05 billion, borrowed by Platform in connection with the Alent Acquisition.
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

Amendment No. 2
Amendment No. 2, dated as of August 6, 2014, among Platform, MacDermid Holdings, MacDermid, the subsidiaries of Platform and MacDermid Holdings from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, entered into in connection with the CAS Acquisition, including the further amendments to the Second Amended and Restated Credit Agreement which became effective upon closing of the CAS acquisition (see Note 8. Debt, Capital Leases, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements).

Amendment No. 3
Amendment No. 3, dated as of February 13, 2015,among Platform, MacDermid Holdings, MAS Holdings, NAIP and certain subsidiaries of Platform and MacDermid Holdings, the lenders from time to time parties thereto and Barclays Bank PLC, entered into in connection with the Arysta Acquisition.

Amendment No. 4
Amendment No. 4, dated as of December 3, 2015, among Platform, MacDermid, MAS Holdings, NAIP, MacDermid Europe and MacDermid Funding, the subsidiaries of Platform from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent, entered into in connection with the Alent Acquisition.

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta EURO Tranche C-1 Term Loan	Tranche C-1 term loans denominated in Euros in an aggregate amount of €83 million borrowed by Platform in connection with the Arysta Acquisition.
Arysta Seller	Nalozo, L.P., an affiliate of the Original Arysta Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Arysta U.S. Dollar Tranche B-2 Term Loan	Tranche B-2 term loans denominated in U.S. Dollars in an aggregate principal amount of $500 million borrowed by Platform in connection with the Arysta Acquisition.
ASU	Accounting Standards Update.
Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

Terms	Definitions
Board	Platform’s board of directors.
CAS	The Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
CAS EURO Tranche C-1 Term Loan	Tranche C-1 term loans denominated in Euros in an aggregate amount of €205 million borrowed by Platform in connection with the CAS Acquisition.
CAS U.S. Dollar Tranche B Term Loan	Tranche B term loans denominated in U.S. Dollars in an aggregate principal amount of $130 million borrowed by Platform in connection with the CAS Acquisition.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Domestic Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
February 2015 Notes Offering	Private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, completed on February 2, 2015.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GBP	Platform's Global BioSolutions Portfolio within its Agricultural Solutions segment, which includes biostimulants, innovative nutrition and biocontrol products.
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

MacDermid Europe	MacDermid European Holdings, B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
MacDermid Funding	MacDermid Funding LLC, a limited liability company organized under the laws of Delaware and a subsidiary of Platform.
MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAV	Net asset value.

Terms	Definitions
NAIP	Netherlands Agricultural Investment Partners, LLC, a company organized under the laws of Delaware and a subsidiary of Platform.
NYSE	New York Stock Exchange.
November 2015 Notes Offering	Private offering of $500 million aggregate principal amount of 10.375% senior notes due 2021, completed on November 10, 2015.
OMG	OM Group, Inc. (NYSE:OMG), a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in the OMG Businesses completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
Original Arysta Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
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

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
U.K. Companies Act	The U.K. Companies Act 2006, as amended.
USD Incremental Loan	Incremental term loans under the Incremental Amendment No. 1 to the Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
U.S. GAAP	Generally accepted accounting principles in the United States.

Terms	Definitions
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

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share)

	Three Months Ended March 31,
	2016	2015
Net sales	$823.8	$534.8
Cost of sales	467.8	327.7
Gross profit	356.0	207.1
Operating expenses:
Selling, technical, general and administrative	284.0	192.0
Research and development	19.9	12.9
Total operating expenses	303.9	204.9
Operating profit	52.1	2.2
Other (expense) income:
Interest expense, net	(93.8)	(39.4)
Loss on derivative contracts	(5.3)	—
Foreign exchange (loss) gain	(71.1)	33.9
Other income, net	2.1	1.7
Total other expense	(168.1)	(3.8)
Loss before income taxes and non-controlling interests	(116.0)	(1.6)
Income tax expense	(18.4)	(24.7)
Net loss	(134.4)	(26.3)
Net income attributable to the non-controlling interests	(0.4)	(0.4)
Net loss attributable to common stockholders	$(134.8)	$(26.7)
Loss per share
Basic	$(0.59)	$(0.14)
Diluted	$(0.59)	$(0.14)
Weighted average shares outstanding
Basic	229.5	191.9
Diluted	229.5	191.9

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
		(as restated)
Net loss	$(134.4)	$(26.3)

Other comprehensive income (loss), before tax
Foreign currency translation adjustments:	321.5	(352.5)

Pension and post-retirement plans:
Tax expense	—	(0.5)
Pension and post-retirement plan, net of tax	—	(0.5)

Unrealized loss on available for sale securities:
Unrealized holding loss on available for sale securities	(0.4)	(0.1)
Unrealized loss on available for sale securities	(0.4)	(0.1)
Tax expense	—	—
Unrealized loss on available for sale securities, net of tax	(0.4)	(0.1)

Derivative financial instruments revaluation:
Unrealized hedging loss arising during the period	(11.0)	—
Derivative financial instruments revaluation	(11.0)	—
Tax benefit	—	—
Derivative financial instruments revaluation, net of tax	(11.0)	—
Total other comprehensive income (loss), net of tax	310.1	(353.1)
Other comprehensive (income) loss attributable to the non-controlling interests	(11.7)	8.7
Other comprehensive income (loss) attributable to common shareholders	298.4	(344.4)

Comprehensive income (loss)	164.0	(370.7)
Comprehensive income attributable to the non-controlling interests	(0.4)	(0.4)
Comprehensive income (loss) attributable to common stockholders	$163.6	$(371.1)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$329.7	$432.2
Restricted cash	0.8	0.3
Accounts receivable, net of allowance for doubtful accounts of $18.5 and $14.4 at March 31, 2016 and December 31, 2015, respectively	1,172.8	1,023.0
Inventories	612.5	517.5
Note receivable	—	125.0
Prepaid expenses and other current assets	180.3	172.5
Total current assets	2,296.1	2,270.5
Property, plant and equipment, net	496.5	491.6
Goodwill	4,247.9	4,021.9
Intangible assets, net	3,453.6	3,314.3
Other assets	98.6	91.9
Total assets	$10,592.7	$10,190.2
Liabilities & Stockholders' Equity
Accounts payable	419.8	450.3
Current installments of long-term debt and revolving credit facilities	188.9	54.7
Accrued salaries, wages and employee benefits	60.8	78.1
Accrued income taxes payable	69.8	65.1
Accrued expenses and other current liabilities	436.3	414.2
Total current liabilities	1,175.6	1,062.4
Long-term debt and capital lease obligations	5,218.4	5,173.6
Long-term retirement benefits, less current portion	81.8	80.5
Long-term deferred income taxes	723.8	678.8
Long-term contingent consideration	73.5	70.7
Other long-term liabilities	223.6	205.0
Total liabilities	7,496.7	7,271.0
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	645.9
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock 400,000,000 shares authorized, 229,523,697 and 229,464,157 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2.3	2.3
Additional paid-in capital	3,521.7	3,520.4
Accumulated deficit	(667.5)	(532.7)
Accumulated other comprehensive loss	(587.7)	(886.1)
Total stockholders' equity	2,268.8	2,103.9
Non-controlling interests	181.3	169.4
Total equity	2,450.1	2,273.3
Total liabilities, redeemable preferred shares and equity	$10,592.7	$10,190.2

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2016	2015
		(as restated)
Cash flows from operating activities:
Net cash flows (used in) provided by operating activities	$(210.4)	$2.8
Cash flows from investing activities:
Change in restricted cash	(0.5)	600.0
Capital expenditures	(11.6)	(20.8)
Investment in registrations of products	(7.5)	(8.4)
Proceeds from disposal of property, plant and equipment	2.2	—
Settlement of derivatives	(1.1)	—
Acquisition of businesses, net of acquired cash	(1.2)	(2,862.1)
Other, net	(0.2)	0.2
Net cash flows used in investing activities	(19.9)	(2,291.1)
Cash flows from financing activities:
Proceeds from issuance of debt, net of discount and premium	1.2	2,084.0
Change in revolving credit facilities, net	132.5	157.9
Repayments of borrowings	(8.7)	(3.6)
Proceeds from issuance of common stock, net	0.2	1.0
Payment of debt financing fees	(0.1)	(44.6)
Change in factored liabilities	(3.5)	4.2
Other, net	(0.9)	—
Net cash flows provided by financing activities	120.7	2,198.9
Effect of exchange rate changes on cash and cash equivalents	7.1	(10.6)
Net decrease in cash and cash equivalents	(102.5)	(100.0)
Cash and cash equivalents at beginning of period	432.2	397.3
Cash and cash equivalents at end of period	$329.7	$297.3
Non-cash Investing Activities
Settlement of Note Receivable in exchange for OMG Malaysia	$125.0	$—
Acquisition of OMG Malaysia through the settlement of Note Receivable	$(125.0)	$—

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net loss	—	—	—	—	—	(134.8)	—	(134.8)	0.4	(134.4)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	298.4	298.4	11.7	310.1
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	16,499	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	35,399	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Balance at March 31, 2016	2,000,000	$—	229,523,697	$2.3	$3,521.7	$(667.5)	$(587.7)	$2,268.8	$181.3	$2,450.1

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net loss	—	—	—	—	—	(26.7)	—	(26.7)	0.4	(26.3)
Other comprehensive loss, net of taxes (as restated)	—	—	—	—	—	—	(344.4)	(344.4)	(8.7)	(353.1)
Issuance of common stock to Founder Entities as stock dividend on Series A Preferred Stock declared on 12/31/14	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015 (as restated)	2,000,000	$—	192,221,572	$1.9	$2,814.3	$(250.8)	$(475.0)	$2,090.4	$109.1	$2,199.5

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Description of the Company and Business
Platform Specialty Products Corporation is a global, diversified producer of high-technology specialty chemical products and provider of technical services. The Company's business involves the formulation of a broad range of solutions-oriented specialty chemicals which are sold into multiple industries, including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling. The Company refers to its products as “dynamic chemistries” due to their intricate chemical compositions which are used in a wide variety of niche markets. As further described in Note 19, Segment Information, the Company operates in two segments: Performance Solutions and Agricultural Solutions.
Until the MacDermid Acquisition on October 31, 2013, the Company had neither engaged in any operations nor generated any income.  Following the MacDermid Acquisition, on January 22, 2014, the Company was domesticated in Delaware and on January 23, 2014, its common stock, par value $0.01 per share, began trading on the NYSE under the ticker symbol “PAH.”
Basis of Presentation
These unaudited interim Condensed Consolidated Financial Statements and related information have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the applicable rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required in connection with annual financial statements. These unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair statement of the Company's results of operations. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report.
The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.
Principles of Consolidation
The accompanying unaudited interim Condensed Consolidated Financial Statements include Platform's accounts and all of its controlled subsidiaries. All subsidiaries are included in the unaudited interim Condensed Consolidated Financial Statements for the entire period or, if acquired, from the date on which the Company obtains control. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of subsidiaries from the date it acquires control or becomes the primary beneficiary up to the date control ceases. All intercompany accounts and transactions have been eliminated in consolidation.
Recently Adopted and Pending Accounting Pronouncements
Revenue From Contracts with Customers (Topic 606) - In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing." The amendments provide clarification on the implementation guidance defining when a good or service is separately identifiable from other promises in the contract and on contracts with licenses of intellectual property. The guidance is effective for fiscal years and interim periods beginning after December 31, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Compensation - Stock Compensation (Topic 718) - In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The amendments change the accounting treatment related to tax windfall and shortfalls associated with share-based awards. The amendments also eliminate the requirement for entities to estimate future forfeiture rates associated with share-based awards and stipulate the requirement that cash payments made by employers when directly withholding shares for tax-withholdings purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Revenue From Contracts with Customers (Topic 606) - In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations." The amendments improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance is effective for fiscal years and interim periods beginning after December 31, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Investments - Equity Method and Joint Ventures (Topic 323) - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting." The amendments simplify transition accounting when the ownership level or degree of influence held in an investment qualifies that investment for equity method accounting. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies guidance around determining whether call or put options that can accelerate the repayment of principal on a debt or hybrid instrument that are considered embedded derivatives meet the "clearly and closely related" criterion for determining whether the embedded derivative is required to be separated from the host contract and account for separately as a derivative. The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted. Adoption is required on a modified retrospective basis. The Company is evaluating the impact of this ASU.
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force)." The amendments stipulate that a change in the counterparty of a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and provides entities with the option to apply either a prospective or a modified retrospective approach. The Company does not expect this ASU to have a material impact on its financial statements.
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lessees can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of this ASU.
Financial Instruments - Overall (Subtopic 825.10) - In January 2016, the FASB issued ASU No. 2016-1, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. Provisions of this ASU include, among others, requiring the measurement of certain equity investments at fair value, with changes in value recognized in net income, and simplifying the impairment assessment of certain equity investments. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for provisions related to the recognition of changes in fair value of financial liabilities. The Company does not expect this ASU to have a material impact on its financial statements.
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of this ASU.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement includes a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The Company adopted this ASU as of January 1, 2016. This ASU did not have a material impact on the Company's financial statements.
Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016.  The Company did not have any extraordinary or unusual income statement items recorded for any periods presented,therefore, this ASU did not have a material impact on the Company's financial statements.
Presentation of Financial Statements - Going Concern (Subtopic 205-40) - In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern."  The amendments provide clarification on conditions and events that should be considered by management at each annual and interim reporting period in determining whether there exists substantial doubt as to an entity’s ability to continue as a going concern.  The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted.  The Company does not expect this ASU to have a material impact on its financial statements.
Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015.  The Company adopted this ASU as of January 1, 2016. This ASU did not have a material impact on the Company's financial statements as it had no share-based compensation awards that were effected by this pronouncement.
Restatement
As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015, an error to goodwill and foreign currency translation adjustment of $72.8 million occurred relating to the Arysta Acquisition and was corrected as an out-of-period adjustment in such quarterly report.  The Company subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million, and therefore further concluded that the previously reported information should be restated. This restatement is included in Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements (Unaudited) to the unaudited interim Condensed Consolidated Financial Statements included herein.
2.  ACQUISITIONS OF BUSINESSES
OMG Malaysia Acquisition
On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments, subject to purchase price adjustments.
The Company acquired OMG Malaysia to add-on to the OMG Acquisition and further enhance its Performance Solutions segment. Legacy OMG Malaysia, which is highly-synergistic with the legacy OMG Businesses, is included in the Company's Performance Solutions business segment.

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
The Company acquired Alent to expand its product capabilities and offerings and improve its geographic outreach in surface treatments. Legacy Alent was a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive, industrial applications, and high performance consumable products and services. Alent is included in the Company's Performance Solutions business segment.
OMG Acquisition
On October 28, 2015, Platform completed the OMG Acquisition for approximately $239 million, in cash, net of acquired cash, subject to purchase price adjustments.
The Company acquired the highly-synergistic OMG Businesses to bolster its Performance Solutions business segment. Legacy OMG’s Electronic Chemicals business developed, produced and supplied chemicals for electronic and industrial applications. Legacy OMG’s Photomasks products were used by customers to produce semiconductors and related products. The OMG Businesses are included in the Company's Performance Solutions business segment.
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
The Company acquired Arysta to expand its presence in the agrochemical business, complementing the Agriphar and CAS Acquisitions. Legacy Arysta provided products and solutions utilizing globally managed patented and proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions includes stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta is included in the Company's Agricultural Solutions business segment.
Acquisition Net Sales and Net Loss
Since the dates of the respective acquisitions, net sales contributed by the OMG Malaysia, Alent, OMG and Arysta Acquisitions for the three months ended March 31, 2016 and 2015 were as follows:

(amounts in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
OMG Malaysia	$5.5	$—
Alent	219.6	—
OMG	27.2	—
Arysta	283.6	177.5
Total	$535.9	$177.5

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As the integration continues for (1) the OMG Malaysia, Alent and OMG Acquisitions within the Company's Performance Solutions business segment, and (2) the Arysta, CAS and Agriphar Acquisitions within the Agricultural Solutions segment, discrete revenues reported by these existing businesses are being effected by the integration process and are becoming less comparable to prior periods.
The OMG Malaysia, Alent, OMG and Arysta Acquisitions had net losses for the three months ended March 31, 2016 and 2015 as follows:

(amounts in millions)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
OMG Malaysia	$(0.6)	$—
Alent	(1.4)	—
OMG	(1.0)	—
Arysta	(70.8)	(4.3)
Total	$(73.8)	$(4.3)
Purchase Price Allocation
The following table summarizes the consideration transferred and transaction costs incurred to acquire OMG Malaysia, Alent and the OMG Businesses, as well as the applicable amounts of identified assets acquired and liabilities assumed at the applicable acquisition date:

(amounts in millions)	OMG Malaysia	Alent	OMG Businesses
Consideration
Cash, net	$(1.3)	$1,507.0	$239.1
Equity Instruments	—	231.4	—
Note receivable settlement	125.0	—	—
Total Consideration	$123.7	$1,738.4	$239.1

Acquisition costs	$0.1	$29.3	$7.4

Identifiable Assets acquired and Liabilities Assumed
Accounts receivable	$4.3	$177.4	$33.1
- less uncollectible	—	(1.8)	(1.6)
Accounts receivable - fair value	4.3	175.6	31.5
Inventories	7.2	116.1	13.2
Other current assets	0.2	29.3	1.6
Property, plant and equipment	4.7	192.2	35.1
Identifiable intangible assets	59.0	682.9	77.9
Other assets	—	37.6	0.2
Current Liabilities	(3.5)	(181.8)	(21.5)
Non-current deferred tax liability	(15.1)	(138.6)	(13.6)
Other long term liabilities	—	(316.9)	(4.0)
Total identifiable net assets	56.8	596.4	120.4
Goodwill	66.9	1,142.0	118.7
Total purchase price	$123.7	$1,738.4	$239.1

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The purchase accounting and purchase price allocation for the OMG Malaysia Acquisition remains open due to the proximity of the acquisition date to quarter-end. The purchase accounting and purchase price allocation for the Alent and OMG Acquisitions is substantially complete with the exception of the following areas: environmental and legal reserves, developed technology intangible assets, asset retirement obligations, or AROs, as well as income taxes for the Alent Acquisition, and developed technology intangible assets and income taxes for the OMG Acquisition. The Company is still gathering information related to these recent acquisitions to finalize their purchase accounting. For more information regarding Alent's environmental reserves, see Note 15, Contingencies, Environmental and Legal Matters, to the Condensed Consolidated Financial Statements.
The excess of the respective cost of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $1.33 billion of goodwill recorded in connection with the OMG Malaysia, Alent and OMG Acquisitions, $83.1 million is expected to be deductible for tax purposes as result of a part of the OMG Malaysia and OMG Acquisitions.
Identifiable intangible assets recorded in conjunction with the Acquisitions were as follows:

	OMG Malaysia		Alent			OMG Businesses		Total
(amounts in millions)	Fair Value	Weighted average useful life (years)	Fair Value		Weighted average useful life (years)	Fair Value	Weighted average useful life (years)	Fair Value	Weighted average useful life (years)
Customer lists	$45.0	25.0	$391.4		15.5	$49.0	24.5	$485.4	18.0
Developed technology	14.0	10.0	203.3		10.0	28.0	10.0	245.3	10.0
Tradenames	—	—	85.8	(1)	20.0	0.9	10.0	86.7	19.1
In process - R&D	—	—	2.4	(2)	—	—	—	2.4	—
Total	$59.0	23.3	$682.9		14.2	$77.9	21.7	$819.8	16.3
(1) Includes $81.4 million of indefinite-lived Tradenames which have been excluded from the calculation of weighted average useful life.
(2) Excluded from the calculation of weighted average useful life.
Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three months ended March 31, 2016 and 2015, as if the OMG Malaysia, Alent, OMG and Arysta Acquisitions had occurred on January 1, 2015:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Revenue	$826.7	$897.2
Net loss attributable to stockholders	$(119.2)	$(64.4)
For the three months ended March 31, 2016, the Company incurred $11.6 million of acquisition and integration expenses related to the OMG Malaysia, Alent, OMG and Arysta Acquisitions, which have been reflected in the pro forma earnings above, as if they had been incurred in 2015. In addition, for the three months ended March 31, 2015, the Company incurred $22.9 million of acquisition and integration expenses related to the Arysta Acquisition, which have been excluded from the March 31, 2015 pro forma earnings above. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2015, as well as the effect of the debt instruments used to fund the Arysta and Alent Acquisitions.

3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	March 31, 2016	December 31, 2015
Finished goods	$399.4	$340.1
Work in process	33.9	28.5
Raw materials and supplies	179.2	148.9
Total inventory, net	$612.5	$517.5
In connection with Platform's various acquisitions, the value of inventory was increased at the respective dates of acquisition to reflect fair value. For the three months ended March 31, 2016 and 2015, $12.0 million and $36.1 million, respectively, was charged to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover of such various acquisitions.
As of March 31, 2016 and December 31, 2015, the remaining portion of the inventory fair value mark-up totaled $0.5 million and $11.5 million, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	March 31, 2016	December 31, 2015
Land and leasehold improvements	$111.5	$107.9
Buildings and improvements	149.3	143.8
Machinery, equipment, fixtures and software	283.3	276.8
Assets under capital lease
Land and buildings	8.3	6.4
Machinery and equipment	5.4	5.1
Total Property, plant and equipment	557.8	540.0
Accumulated depreciation	(78.3)	(64.3)
Accumulated amortization of capital leases	(6.4)	(5.5)
Total accumulated depreciation and amortization	473.1	470.2
Construction in process	23.4	21.4
Property, plant and equipment, net	$496.5	$491.6
For the three months ended March 31, 2016 and 2015, the Company recorded depreciation expense of $18.2 million and $8.4 million, respectively.
In March 2016, the Company entered into a sale agreement for a long-lived asset with a net book value of $12.1 million in exchange for a cash payment of $9.3 million, net of estimated selling costs of $0.2 million. As a result, the Company reduced the net book value of the asset by $2.8 million, which was recorded in "Selling, technical, general and administrative expense" in the Condensed Consolidated Statements of Operations. The asset will remain classified as an asset held-for-sale in "Other assets" in the Company's Condensed Consolidated Balance Sheets until the sale has been completed.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5 . GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
December 31, 2015	$2,147.2	$1,874.7	$4,021.9
Addition from acquisitions	66.9	—	66.9
Purchase accounting adjustments	3.6	0.2	3.8
Foreign currency translation	34.2	121.1	155.3
March 31, 2016	$2,251.9	$1,996.0	$4,247.9
The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $377 million and $360 million at March 31, 2016 and December 31, 2015, respectively.
During the three months ended March 31, 2016, the Company found no indications of impairment related to its goodwill and indefinite-lived intangible assets.
Intangible assets subject to amortization were as follows:

		March 31, 2016			December 31, 2015
(amounts in millions)	Weighted average useful life (years)	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	20.5	$1,250.5	$(80.3)	$1,170.2	$1,297.2	$(184.0)	$1,113.2
Developed technology	11.8	2,006.0	(119.0)	1,887.0	2,260.9	(440.4)	1,820.5
Tradenames	12.4	22.2	(3.7)	18.5	24.2	(5.4)	18.8
Non-compete agreements	5.0	1.9	(0.6)	1.3	1.9	(0.5)	1.4
Total	15.1	$3,280.6	$(203.6)	$3,077.0	$3,584.2	$(630.3)	$2,953.9
For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense on intangible assets of $64.4 million and $39.8 million, respectively.
6. EQUITY COMPENSATION PLANS
In June 2014, the Company’s stockholders approved the 2013 Plan, which is administered by the compensation committee of the Board, except as otherwise expressly provided in the 2013 Plan. The Board approved a maximum of 15,500,000 shares of common stock (subject to increase in accordance with the terms of the 2013 Plan), which were reserved and made available for issuance under the 2013 Plan. As of March 31, 2016, a total of 373,434 shares of common stock had been issued and 2,663,455 awarded RSUs and stock options were outstanding under the 2013 Plan.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2016
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2015	1,006,436	501,634	329,802	175,000
Granted	1,890,998	1,526,415	—	364,583
Exercised/Issued	(7,642)	(7,642)	—	—
Forfeited	(51,337)	(51,337)	—	—
Outstanding at March 31, 2016	2,838,455	1,969,070	329,802	539,583
Equity Classified Share Based Payments
During the three months ended March 31, 2016, grants of 1,501,257 RSUs, approved by the Board under the 2013 Plan, were made to certain employees of the Company with grant-date fair values ranging from $8.32 to $15.80 per unit and vesting periods ranging from 33.5 months to 36 months. Of these, 473,657 RSUs are subject to performance conditions that must be achieved in the applicable vesting year, of which 390,324 include a multiplier from zero to 2.0x depending upon return on invested capital benchmarks and 83,333 include a multiplier from zero to 100% based upon an EBITDA target benchmark. The total grants also include 390,324 RSUs that are subject to market conditions, all of which include a multiplier from zero to 3.0x depending upon the relative shareholder return compared to a market benchmark index during a three year performance measurement period. The remaining 637,276 RSUs are subject to service conditions that will vest ratably over the aforementioned vesting periods. During the three months ended March 31, 2016, 51,337 RSUs were forfeited.
On March 17, 2016, the Board approved grants to certain directors of the Company totaling 25,158 RSUs with a grant-date fair value of $8.84. These RSUs will vest on March 17, 2017, provided that they continue to serve as directors of Platform through the vesting date. Each RSU represents a contingent right to receive one share of our common stock. During the three months ended March 31, 2016, 7,642 previously issued RSUs vested and were settled for 7,642 shares of common stock.
As of March 31, 2016, the Board approved 166,667 RSUs under the 2013 Plan which are subject to performance conditions that must be achieved in the applicable vesting year and include a multiplier of zero to 100% based upon EBITDA target benchmarks. As those target EBITDA benchmarks have not yet been established, these RSUs have been excluded from the above grant activity. The EBITDA target benchmarks are expected to be established in 2017 and 2018.
RSUs granted during the three months ended March 31, 2016 had a weighted-average grant-date fair value of $10.82 per unit.
For the three months ended March 31, 2016 and 2015, total compensation expense associated with RSUs classified as equity totaled $0.9 million and $0.7 million, respectively.
Liability Classified Share Based Payments
On March 6, 2014, effective on June 12, 2014 which corresponded to the Company's stockholders' approval of the 2013 Plan, the Board approved grants to certain employees totaling 329,823 RSUs that cliff vest on December 31, 2020. These RSUs are subject to an EBITDA performance condition and a share price market condition. Additionally, the number of shares of common stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. There were 329,802 RSUs associated with these grants that remained outstanding as of March 31, 2016. The combined undiscounted maximum cash value of all liability-classified RSUs issued is approximately $7.1 million, which is being recognized as compensation expense over the period from grant to the vesting date.
For the three months ended March 31, 2016 and 2015, compensation (income) expense associated with these awards totaled $(0.1) million and $0.3 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
On March 16, 2016, certain employees of the Company were granted non-qualified stock options under the 2013 Plan to acquire 364,583 ordinary shares with an exercise price of $7.95 and fair value of $4.32. The exercise price associated with these options was based on the closing stock price on March 15, 2016. They are subject to graded vesting over a three year period and have contractual lives of ten years from the grant date. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model.
The following table provides the assumptions used in valuing the option grants using the Black-Scholes option pricing method:

Black-Scholes Input Assumptions
Weighted average expected term (years)	6.0
Expected Volatility	53.0%
Risk-free rate	1.56%
Expected dividend rate	—%
Fair value price	$4.32
Weighted average expected term is calculated based on the simplified method for plain vanilla options as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and certain alternative information to assist with estimating it is not easily obtainable. Expected volatility is calculated based on a blend of the implied and historical equity volatility of an index of comparable companies.
For the three months ended March 31, 2016, the Company recognized a de minimis amount of compensation expense associated with stock options.
Long Term Cash Bonus Plan
The Company established the LTCB during the first quarter 2015. As of March 31, 2016, the plan provides participants the right to receive bonuses totaling $12.3 million, a decrease of $3.0 million from December 31, 2015 due to forfeitures. Benefits under the plan vest over periods ranging from 36 to 62.5 months and include EBITDA performance targets, subject to appropriate and equitable adjustments by the compensation committee of the Board to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary. For the three months ended March 31, 2016 and 2015, compensation expense associated with the LTCB totaled $0.2 million and $1.0 million, respectively.
Employee Stock Purchase Plan
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of March 31, 2016, a total of 90,898 shares had been issued under the ESPP, and approximately 830 persons were eligible to participate in the ESPP. For the three months ended March 31, 2016, compensation expense associated with the ESPP was de minimis.

7. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2016		2015
Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign
Net periodic (benefit) cost:
Service cost	$—	$0.4	$—	$0.2
Interest cost on the projected benefit obligation	2.5	0.8	1.6	0.5
Expected return on plan assets	(2.9)	(0.7)	(2.4)	(0.5)
Amortization of prior service cost	—	0.2	—	—
Net periodic (benefit) cost	$(0.4)	$0.7	$(0.8)	$0.2

	Three Months Ended March 31,
(amounts in millions)	2016		2015
Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign
Net periodic cost:
Interest cost on the projected benefit obligation	$0.1	$0.1	$0.1	$—
Net periodic cost	$0.1	$0.1	$0.1	$—
No pension service cost was recognized during the three months ended March 31, 2016 and 2015 under the Domestic Pension Plan, nor will there be in future periods, as benefits in the plan were frozen in connection with the MacDermid Acquisition.
The Company did not make any contributions to the Pension Plan during the three months ended March 31, 2016. The Company expects to make contributions totaling $6.3 million and $0.6 million to the Pension Plan and other post-retirement benefit plans, respectively, during 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, CAPITAL LEASES, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	March 31, 2016	December 31, 2015
Borrowings under lines of credit, weighted average interest rate of 3.43% and 4.28% at March 31, 2016 and December 31, 2015, respectively	$149.2	$16.7

USD Notes, due 2022, interest at 6.50%, net of unamortized premium and debt issuance costs of $18.1million and $18.9 million at March 31, 2016 and December 31, 2015, respectively	1,081.9	1,081.1
EUR Notes, due 2023, interest at 6.00%, net of debt issuance costs of $5.9 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively	392.2	374.0
USD Notes, due 2021, interest at 10.375%, net of debt issuance costs of $12.0 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively	488.0	487.5
First lien secured credit facility, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of debt issuance costs of $0.5 million and $0.6 million at March 31, 2016 and December 31, 2015, respectively	733.7	735.6
USD Incremental Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $5.1 million and $5.4 million at March 31, 2016 and December 31, 2015, respectively	290.4	290.8
CAS U.S. Dollar Tranche B Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $6.1 million and $6.4 million at March 31, 2016 and December 31, 2015, respectively	122.0	121.9
Arysta U.S. Dollar Tranche B-2 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $13.1 million and $13.9 million at March 31, 2016 and December 31, 2015, respectively	480.7	481.2
Alent U.S. Dollar Tranche B-3 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $38.3 million and $40.5 million at March 31, 2016 and December 31, 2015, respectively	1,001.5	1,001.8
CAS EURO Tranche C-1 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount of $0.9 million and $0.9 million at March 31, 2016 and December 31, 2015, respectively	228.8	219.0
Arysta EURO Tranche C-1 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $2.0 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively	91.2	87.2
Alent EURO Tranche C-2 Term Loan, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $11.9 million and $11.9 million at March 31, 2016 and December 31, 2015, respectively	327.7	313.0
Other	20.0	18.5
Total debt and capital lease obligations	5,258.1	5,211.6
Less: current portion debt and capital lease obligations	(39.7)	(38.0)
Total long-term debt and capital lease obligations	$5,218.4	$5,173.6
The weighted average effective interest rate associated with debt outstanding at March 31, 2016, based on currently applicable interest rates, was 6.92%. This rate includes the effects of interest rate swaps, as well as, the impact of deferred financing fees and original issue discount and premium amortization calculated using the effective interest method.
In August 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €284 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)	Principal Payments
Year ending December 31,
2016 - remaining	$41.1
2017	34.9
2018	34.7
2019	34.6
2020	3,226.6
2021	500.5
Thereafter	1,499.6
Total	$5,372.0
In order to fund our acquisition activity, we have incurred substantial indebtedness totaling $5.26 billion as of March 31, 2016, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.23 billion and primarily representing principal payments at maturity associated with all of our outstanding term loans under our Amended and Restated Credit Agreement, are due in 2020.  In addition, on April 20, 2017, we may also be required to repurchase each share of Series B Convertible Preferred Stock that has not been previously converted or automatically redeemed. The related potential cash obligation, which varies based on our stock price, corresponds to a maximum amount of $600 million. As of March 31, 2016, this maximum potential obligation was approximately $410 million. We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility, with current availability of $385 million, as well as availability under various lines of credit and overdraft facilities of $87.4 million. However, any settlement of the Series B Convertible Preferred Stock obligation, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be impacted by our ability to borrow additional funds, renegotiate existing debt and/or raise equity under terms that are favorable to us.
Amendments to Credit Agreement
Amendment No. 1 -- In connection with the MacDermid Acquisition, on October 31, 2013, MacDermid entered into Amendment No. 1 to the First Lien Credit Agreement and MacDermid paid $373 million in connection with the repayment of the $360 million in principal on the second lien credit facility. Pursuant to Amendment No. 1, Platform became a co-borrower on all obligations under the $50.0 million Revolving Credit Facility and the second term loan and the negative and affirmative covenants contained therein were modified to reflect the new corporate structure. Otherwise, the terms relating to the incremental facility, maturity, indicative margin, LIBOR floor, ranking, guarantors, mandatory prepayments and financial covenants remained unmodified by the amendment. In connection with the MacDermid Acquisition, the first lien term loan was marked to fair value by adding the original discount of $1.8 million to the carrying value at the time.
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
On October 1, 2014, Platform and MacDermid, as borrowers, MacDermid Holdings, certain subsidiaries of MacDermid Holdings and Platform, and Barclays Bank PLC, as collateral and administrative agent and incremental lender, entered into the Incremental Amendment No.1 to the Amended and Restated Credit Agreement for an USD Incremental Loan in an aggregate principal amount of $300 million. Except as set forth in the Incremental Amendment No. 1, such USD Incremental Loan has identical terms as the existing Tranche B term loans and is otherwise subject to the provisions of the Amended and Restated Credit Agreement. The proceeds from the Incremental Amendment No. 1 were used to finance the Agriphar Acquisition.
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
Certain additional domestic and foreign subsidiaries of Platform and MacDermid, including certain subsidiaries acquired in the Alent and Arysta Acquisition, have since become guarantors under the Amended and Restated Credit Agreement, with certain of the Company's subsidiaries having pledged collateral in connection therewith.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. As of March 31, 2016, the Company was in compliance with the debt covenants contained in its Credit Facilities.
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
Guarantees
The obligations of Platform and MacDermid, as borrowers, under the Amended and Restated Credit Agreement are guaranteed by current and future direct and indirect domestic subsidiaries. Certain of Platform's foreign subsidiaries also guarantee the obligations of MAS Holdings, NAIP, MAcDermid Europe and MacDermid Funding with respect to the Arysta EURO Trance C-1Term Loan and the CAS EURO Tranche C-1 Term Loan. Pursuant to the Security Agreement, the Company's obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Lines of Credit and Other Debt Facilities
The Company carries various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of March 31, 2016 and December 31, 2015, borrowings under such facilities totaled $149.2 million and $16.7 million, respectively. The Company also had letters of credit outstanding of $27.4 million and $40.0 million as of March 31, 2016 and December 31, 2015, respectively, of which $10.7 million and $11.0 million reduce the borrowings available under the various credit facilities as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the availability under these facilities was approximately $472 million and $618 million, respectively, net of outstanding letters of credit.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $42.7 million and $46.3 million as of March 31, 2016 and December 31, 2015, respectively. Program income and expenses are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations and totaled zero and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $263 million as of March 31, 2016. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, where the derecognition criteria have been met, totaled $17.9 million as of March 31, 2016. As of December 31, 2015, such transactions totaled $189 million. Account receivable balances related to arrangements not having met the derecognition criteria, whereas the risks and rewards of ownership have not been transferred, remain recorded in "Account receivable" and the related liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $30.9 million and $24.8 million as of March 31, 2016 and December 31, 2015, respectively. Factoring fees are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations and totaled $0.2 million and $0.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had additional capacity under its factoring arrangements of approximately $56.3 million, subject to the limitations outlined in its Credit Facilities and other agreements governing outstanding debt.
Some of the Company’s subsidiaries in the United States and the Netherlands periodically enter into arrangements for consignment and/or purchase of precious metals with financial institutions. The present and future indebtedness and liability relating to such arrangements are guaranteed by the Company. The Company’s maximum guarantee liability under these arrangements is limited to an aggregate of $18.0 million. No guarantee liability is recorded by the Company for its subsidiary’s debt to financial institutions.
9. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps and commodities futures contracts are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value at the end of each period. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2016, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with U.S. Dollars and Euro, with lesser amounts traded with Japanese Yen. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at March 31, 2016 was approximately $289 million, all of which have settlement dates within one year.
The market value of forward contracts are determined using pricing models based upon observable market inputs including both forward and spot prices for the underlying currencies. The change in the net fair value of the foreign currency forward contracts is recorded in "Loss on derivative contracts" on the accompanying Condensed Consolidated Statements of Operations.
Interest Rates
In August 2015, the Company entered into a series of pay fixed, receiving floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.16 billion of the Company's USD denominated debt and €284 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria for, a cash flow hedge are recorded in "Accumulated other comprehensive income (loss)" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in interest expense.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase or sell various metals for a notional amount of $21.8 million and $16.5 million as of March 31, 2016 and December 31, 2015, respectively. The change in the net fair value of the commodities futures contracts is recorded in "Loss on derivative contracts" on the accompanying Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of the underlying metals between delivery date and measurement date.  Assets associated with these supply agreements, which serve as the notional of the embedded derivative, have been recorded in "Inventory" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $14.5 million and $13 million at March 31, 2016 and December 31, 2015, respectively. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and totaled $1.2 million and zero at March 31, 2016, and December 31, 2015, respectively.
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		March 31, 2016	December 31, 2015
		U.S. Dollar Amount	U.S. Dollar Amount
Derivatives designated as hedging instruments	Liabilities Balance Sheet location
Interest rate swaps	Other long-term liabilities	$(23.5)	$(12.5)
Derivatives not designated as hedging instruments:	Assets Balance Sheet location
Foreign exchange and metals contracts	Prepaid expenses and other current assets	4.3	1.1
Foreign exchange contracts	Other Assets	—	1.0
	Liabilities Balance Sheet location
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	(9.5)	(1.0)
Net derivative contract liability		$(28.7)	$(11.4)
For the three months ended March 31, 2016, the Company recorded unrealized losses of $11.0 million in "Other comprehensive income (loss)" related to interest rate swaps. There was no such activity during the three months ended March 31, 2015. The

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

interest rate swaps were deemed highly effective with no ineffective portions for cash flow hedge accounting purposes during the three months ended March 31, 2016. During the next twelve months, the Company expects to reclassify $10.9 million from Accumulated Other Comprehensive Income to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2016, the Company recorded realized and unrealized losses of $5.3 million in "Loss on derivative contracts" in the Condensed Consolidated Statements of Operations related to foreign exchange and metals derivative contracts. There was no such activity during the three months ended March 31, 2015.
In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an ISDA or similar agreement. The right to set-off within these agreements is limited to certain termination events, such as bankruptcy or default of either party to the agreement. The Company has made an accounting policy decision not to offset and reports gross derivative asset and liability balances in the Condensed Consolidated Balance Sheets. The following table presents recognized foreign currency exchange forward and metal future derivative contracts that are subject to master netting arrangements but not offset, as at March 31, 2016, and shows in the 'Net' column what the net impact would be on the Company's Condensed Consolidated Balance Sheets if all set-off rights were exercised.

Financial assets	Amounts offset			Amounts not offset		Net
March 31, 2016	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral received
Derivative assets	$3.3	—	$3.3	(0.3)	$—	$3.0

Financial liabilities	Amounts offset			Amounts not offset		Net
March 31, 2016	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral pledged
Derivative liabilities	$7.7	—	$7.7	(2.2)	$(1.9)	$3.6
Cash balances pledged as collateral and held in accounts with counterparties are recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.
10. FAIR VALUE MEASUREMENTS
The Company determines fair value measurements used in its unaudited interim Condensed Consolidated Financial Statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company uses the most advantageous market, which is the market in which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.
Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority, and Level 3 having the lowest.
The three levels of the fair value hierarchy are as follows:

•	Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in non-active markets; and model-derived valuations whose inputs are observable or whose significant valuation drivers are observable.

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$9.2	$1.0	$8.2	$—
Available for sale equity securities	6.8	6.2	0.6	—
Derivatives	4.3	—	4.3	—
Total	$20.3	$7.2	$13.1	$—
Liability Category
Long-term contingent consideration	$73.5	$—	$—	$73.5
Derivatives	33.0	—	33.0	—
Total	$106.5	$—	$33.0	$73.5

		Fair Value Measurement Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$59.4	$2.9	$56.5	$—
Available for sale equity securities	6.6	5.8	0.8	—
Derivatives	2.1	—	2.1	—
Total	$68.1	$8.7	$59.4	$—
Liability Category
Long-term contingent consideration	$70.7	$—	$—	$70.7
Derivatives	13.5	—	13.5	—
Total	$84.2	$—	$13.5	$70.7
The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets and liabilities:
Cash equivalents - Cash equivalents comprise money market accounts and certificates of deposits issued by financial institutions. The Company invests in various money market funds which are managed by financial institutions. These funds are not publicly traded, but historically have been highly liquid. The fair values of the money market accounts are determined by the banks based upon the funds’ NAV. All of the money market accounts currently permit daily investments and redemptions at $1.00 NAV and are classified as Level 1 assets. The Company records certificates of deposit at amortized cost in the Condensed Consolidated Balance Sheets. Given the relatively short maturities of these instruments, the Company believes amortized cost approximates fair value. The Company classifies these instruments as Level 2.
Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held. Level 2 equity securities are measured using quoted prices for similar instruments in active markets. Available for sale securities are included in "Other assets" in the Condensed Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Derivatives - Derivative assets and liabilities include foreign currency, metals and interest rate derivatives. The values were determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metric over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 1.19% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Changes in the fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $2.0 million. Relative to the EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by approximately $3.0 million.
The following table provides a reconciliation of the beginning and ending balances for the three months ended March 31, 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(amounts in millions)	Long-term contingent consideration
Fair value measurements using significant unobservable inputs (Level 3)	March 31, 2016
Beginning balance	$70.7
Changes in fair value	2.8
Purchases, sales and settlements (1)	—
Transfers into Level 3	—
Transfers out of Level 3	—
Ending balance	$73.5
(1) There were no purchases, sales or settlements on a gross basis during the three months ended March 31, 2016.
The Company consistently applies its policy for transfers between fair value hierarchy levels as disclosed in the Company's Annual Report. There were no significant transfers between the fair value hierarchy levels for the three months ended March 31, 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations:

(amounts in millions)	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Notes, due 2022	$1,081.9	$932.3	$1,081.1	$946.3
EUR Notes, due 2023	392.2	333.1	374.0	326.7
USD Notes, due 2021	488.0	485.0	487.5	500.0
First Lien Credit Facility	733.7	711.8	735.6	710.3
USD Incremental Loan	290.4	286.4	290.8	285.8
CAS U.S. Dollar Tranche B Term Loan	122.0	124.1	121.9	123.9
Arysta U.S. Dollar Tranche B-2 Term Loan	480.7	478.9	481.2	477.7
Alent U.S. Dollar Tranche B-3 Term Loan	1,001.5	1,008.6	1,001.8	1,005.9
CAS EURO Tranche C-1 Term Loan	228.8	223.9	219.0	215.4
Arysta EURO Tranche C-1 Term Loan	91.2	90.8	87.2	87.5
Alent EURO Tranche C-2 Term Loan	327.7	341.5	313.0	321.4
Enthone financing liability	14.5	14.5	13.0	13.0
Capital lease obligations	5.5	5.3	5.5	5.3
Total	$5,258.1	$5,036.2	$5,211.6	$5,019.2

Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The following methods and assumptions were used to estimate the fair value of the Company’s long-term debt:
Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." As of March 31, 2016 and December 31, 2015, a total of 2,000,000 shares were issued and outstanding. The Board has also designated 600,000 of those shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, a total of 600,000 shares were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Series A Preferred Stock
The Founder Entities are the current holders of Platform's outstanding 2,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (which may be extended by the Board for three additional years).
Holders of Series A Preferred Stock are entitled to receive dividends in the form of shares of common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85.
Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares, $646 million, was recognized as "Redeemable preferred stock – Series B" in the Condensed Consolidated Balance Sheets. At any time, the Arysta Seller may convert these shares into common stock of Platform at a conversion price of $27.14. Additionally, any shares that have not previously been converted will be automatically redeemed at a $1,000 redemption price in the event of certain mergers or consolidations, the sale of all or substantially all of the Company’s assets or subsidiaries, the sale of certain subsidiaries of the Company or the approval of any plan for the dissolution, liquidation or termination of the Company by its stockholders. Pursuant to the terms of the Arysta share purchase agreement, on April 20, 2017, the Company may be required to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above at the $1,000 redemption price payable in shares of the Company's common stock (22,107,590 shares of common stock valued at $27.14 per share). Upon such repurchase, the Company may also pay to holders of Series B Convertible Preferred Stock in cash any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. To the extent the Arysta Seller continues to own Series B Convertible Preferred Stock, then, if as a result of the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements, the Arysta Seller is obligated to make a payment to us, we may offset any make-whole payment due to the Arysta Seller by any such amount due from the Arysta Seller. If such make whole payment is less than the amount resolved in connection with this arbitration matter, the deficit will be due from the Arysta Seller. Based on Platform's common stock price of $8.60 as of March 31, 2016, the maximum potential make whole payment would total approximately $410 million, assuming no impact from the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters. The holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock or automatically redeemed by Platform.
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
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 and will continue to be until such time as it is fully converted into shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 729,417 shares have been issued as of March 31, 2016.
For the three months ended March 31, 2016 and 2015, approximately $(1.2) million and $5.4 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.24% and 6.65% at March 31, 2016 and 2015, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)
Other comprehensive (loss) income before reclassifications, net	321.5	—	(0.4)	(13.9)	(11.7)	295.5
Reclassifications, pretax	—	—	—	2.9	—	2.9
Tax benefit reclassified	—	—	—	—	—	—
Balance at March 31, 2016	$(577.8)	$(26.3)	$0.8	$(19.1)	$34.7	$(587.7)

	Three Months Ended March 31, 2015
	(as restated)
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive (loss) income before reclassifications, net (as restated)	(352.5)	—	(0.1)	—	8.7	(343.9)
Tax expense reclassified	—	(0.5)	—	—	—	(0.5)
Balance at March 31, 2015	$(474.7)	$(15.4)	$—	$—	$15.1	$(475.0)

13.  EARNINGS PER SHARE
A computation of the weighted average shares outstanding for the three months ended March 31, 2016 and 2015 follows:

	Three Months Ended March 31,
(amounts in millions, except per share amounts)	2016	2015
Net loss attributable to common stockholders	$(134.8)	$(26.7)

Basic weighted average common stock outstanding	229.5	191.9
Convertible and performance-based stock (1)	—	—
Dilutive weighted average common stock outstanding	229.5	191.9
Loss per share attributable to common stockholders:
Basic	$(0.59)	$(0.14)
Diluted	$(0.59)	$(0.14)

Dividends per share paid to common shareholders	$—	$—

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1) For the three months ended March 31, 2016 and 2015, no share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.
For the three months ended March 31, 2016 and 2015, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. These securities may become dilutive in future periods.

	Three Months Ended March 31,
(amounts in thousands)	2016	2015
Shares contingently issuable to Founder Entities as stock dividend on Series A Preferred Stock	—	2,168
Shares issuable upon conversion of PDH Common Stock	8,052	8,619
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock	22,108	11,299
Shares contingently issuable for the contingent consideration	8,704	1,333
Stock options	—	87
Restricted stock shares and units	—	57
Shares issuable under the ESPP	1	—
	40,865	25,563
14.  OPERATING LEASE COMMITMENTS
The Company leases certain land, office space, warehouse space and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2055.
Total rent expense for operating leases was as follows:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Rent Expense	$9.1	$4.3
Minimum non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Payment
As of March 31, 2016
2016, remaining	$24.7
2017	23.3
2018	15.1
2019	10.3
2020	8.6
2021	7.8
Thereafter	27.9
$117.7
The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized AROs, for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs.
As of March 31, 2016 and December 31, 2015, the Company's ARO reserves, included in other short and long-term liabilities in the Condensed Consolidated Balance Sheets, totaled $18.3 million and $17.5 million, respectively.
Changes in the Company’s AROs were as follows:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
AROs, beginning of period	$17.5	$18.5
Accretion expense	0.2	0.3
Remeasurements	0.1	—
Payments	(0.2)	—
Foreign currency adjustments	0.7	(1.4)
AROs, end of period	$18.3	$17.4
Environmental
The Company formulates and distributes specialty chemical products and is therefore subject to extensive domestic and foreign environmental protection laws and regulations, including those governing the management, discharge and disposal of hazardous material and pollutants into the soil, air and water, as well as laws and regulations governing workers' health and safety. As a result, the Company is exposed to risks of liability or claims with respect to environmental clean-up of contaminated facilities or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including clean-up costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.
Among other environmental laws, the Company is subject to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (commonly known as Superfund), under which the Company may be designated as a “potentially responsible party,” or PRP, with respect to clean-up costs associated with sites on the U.S. Environmental Protection Agency National Priority List. The Company conducts studies, individually or jointly with other PRPs, to determine the feasibility of various remedial techniques. It is the Company's policy to record appropriate liabilities for environmental matters when remedial efforts or damage claim payments are probable and the costs can be reasonably estimated. Such liabilities are based on the Company's best estimate of the undiscounted future costs required to complete the remedial work. The recorded liabilities are adjusted periodically as remediation efforts are determined.
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of potentially responsible parties.
In particular, Alent, which the Company acquired in December 2015, had reserved approximately £15.3 million ($22.0 million based on the GBP/USD exchange rate of 1.4362 on March 31, 2016) for potential liability in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years. These sites are in various stages of environmental management: at some sites, the work is in the early stages of assessment and investigation, while at others, the clean-up remedies have been implemented and the remaining work consists of monitoring the integrity of those remedies. These sites also include federal or state Superfund sites. Because the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the PRPs for such site, including us, despite the involvement of other PRPs. The Company is one of several identified PRPs, in

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the aforementioned Superfund sites. The Company believes that the liability associated with these sites has been apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy.
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
As of March 31, 2016 and December 31, 2015, the Company's environmental reserves totaled $23.8 million and $25.7 million, respectively. Management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities. As of the date hereof, management believes that any possible losses related to environmental remediation in addition to the amounts recorded as of March 31, 2016 and December 31, 2015 would not be material to the Company’s consolidated financial position, results of operations or cash flows.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2016 and December 31, 2015, the Company has reserved approximately $12.9 million and $6.5 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. During 2014, Agricola Colonet, SA de CV claimed that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 182 million ($10.5 million, based on the MXN/ USD exchange rate of 0.0579 on March 31, 2016). The Company believes that it has adequate defenses and intends to vigorously defend against this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, a subsidiary of the Company, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which the Company considers to be immaterial. The Company believes this claim is without merit and that the fees already paid under the agreement exceed or equal the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. In April 2016, the tribunal awarded the plaintiff $0.1 million pursuant to the agreement. In addition, the tribunal ordered the plaintiff to pay to Arysta LifeScience Corporation the amount of $0.6 million, which represents a portion of Arysta LifeScience Corporation's total legal costs, with each party bearing 50% of the arbitration costs. Finally, the tribunal dismissed any and all other claims in this arbitration. The plaintiff can seek to "correct" the award within 30 days or to vacate the award in a judicial proceeding. We believe that the plaintiff has no grounds for any of these actions.
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock.  To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then, such shortfall would be payable in cash by Platform. Such shortfall would however be reduced by a portion, or all, of the amount for which the March 2013 arbitration matter described in the preceding paragraph may be resolved, either by order of the arbitrators or by settlement, pursuant to a formula negotiated by and between the Company and the Arysta Seller.
In June 2009, a lawsuit was filed by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed against Arysta Brazil and 5 other defendants by the city of Ulianopolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($13.9 million, based on the BRL/USD exchange rate of 0.2786 on March 31, 2016), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($19.8 million, based on the BRL/USD exchange rate of 0.2786 on March 31, 2016). In addition, 29 former employees of the incineration facility have brought actions naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($108 million, based on the BRL/USD exchange rate of 0.2786 on March 31, 2016) for health problems allegedly contracted as a result of their employment at the incineration site.

From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 77.6 million ($21.6 million, based on the BRL/USD exchange rate of 0.2786 on March 31, 2016). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
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
In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid in this patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily find against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours has appealed the summary judgment and accordingly, the final judgment remains uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
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
In March and April 2016, a class action lawsuit entitled Dillard v. Platform Specialty Products Corporation, et al. and a shareholder derivative action entitled Tuttelman v. Platform Specialty Products Corporation, et al., respectively, were filed against Platform, certain of its former and current executive officers and, in the case of the derivative action, its directors in the U.S. District Court for the Southern District of Florida alleging that the defendants made material false and misleading statements relating to the Company's business, operational and compliance policies in light of certain matters discovered and reported by the Company itself in connection with a Company internal investigation into certain past business practices of the Company's Arysta West Africa business, as disclosed herein and in the Annual Report. Both actions are seeking unspecified damages. The Company believes these proceedings are without merit and intends to defend them vigorously.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

16. INCOME TAXES
For the three months ended March 31, 2016 and 2015, income tax expense totaled $18.4 million and $24.7 million, respectively. The Company's effective tax rate in the first quarter of 2016 was (15.9)% on pre-tax losses of $116 million, compared to an effective tax rate of (1,547)% on pre-tax losses of $1.6 million in the first quarter of 2015. The difference between the statutory and effective tax rates for the three months ended March 31, 2016 principally relates to the recognition of a $59.6 million valuation allowance on current quarter losses related to net operating losses that may not be recoverable for U.S. and foreign companies.
The amount of unrecognized tax benefits was $118 million and $112 million at March 31, 2016 and December 31, 2015, respectively, of which $92.8 million, if recognized, would reduce the Company's effective tax rate. Accrued interest and penalties related to unrecognized tax benefits were $18.8 million and $17.5 million at March 31, 2016 and December 31, 2015, respectively. The Company recognized interest and penalties of $1.0 million and $0.3 million related to unrecognized tax benefits in the income tax provision for the three months ended March 31, 2016 and 2015, respectively. The unrecognized tax benefits could be reduced by $10.0 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.
17. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.24% at March 31, 2016 and 6.25% at December 31, 2015.
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the term. For each of the three month periods ended March 31, 2016 and 2015, the Company incurred advisory fees under the agreement totaling $0.5 million.
18. RESTRUCTURING
The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of the Company's segments:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Performance Solutions	$4.2	$1.5
Agricultural Solutions	0.9	0.1
Total restructuring	$5.1	$1.6
The restructuring plans initiated within the Performance Solutions segment primarily relate to headcount reductions associated with the integration of the Alent, OMG and OMG Malaysia Acquisitions. The restructuring plans initiated within the Agricultural Solutions segment primarily relate to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. There are no material additional costs expected to be incurred related to these discrete restructuring plans. As of

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2016 and December 31, 2015, restructuring liabilities totaled $0.4 million and $1.1 million, respectively, and were included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.
Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Cost of sales	$(0.4)	$—
Selling, technical, general and administrative	5.5	1.6
Total restructuring	$5.1	$1.6
19. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. The reporting segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president, who reports to the CODM.
Performance Solutions - The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling. Its products include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids and photopolymers. Performance Solutions products are sold worldwide. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance. Within this segment, the Company provides specialty chemicals to the following industries: Electronics, Commercial Packing and Printing, Industrial, and Offshore. For the electronics industry, the segment designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of the printed circuit boards and other electronic components they manufacture. For the electronics industry, it also develops, manufactures and sells innovative interconnect materials used to assemble printed circuit boards and advanced semiconductor packaging. For the commercial packaging and printing industries, the segment produces photopolymers, through an extensive line of flexographic plates, which are used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, the segment also produces photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. For the industrials, the segment's dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the offshore industry, the segment produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
Agricultural Solutions - The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. It offers to growers diverse crop-protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. The segment also offers a wide variety of proven biosolutions, including biostimulants, innovative nutrition and biocontrol products.  It emphasizes on farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals. Its Global Value Added Portfolio, or GVAP, consists of agrochemicals in the fungicides, herbicides, insecticides and seed treatment categories, based on patented or proprietary off-patent AIs.  Its Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. The segment considers its GVAP and GBP offerings to be key pillars for sustainable growth.  In addition, the segment offers regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
The Company evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of our ongoing business Adjusted EBITDA for each segment also includes an allocation of corporate costs such as corporate salaries, wages, equity compensation expenses and legal costs.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented.

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Net Sales (from external customers):
Performance Solutions	$420.0	$180.3
Agricultural Solutions	403.8	354.5
Consolidated net sales	823.8	534.8
Adjusted EBITDA:
Performance Solutions	$83.0	$49.0
Agricultural Solutions	85.4	83.1
Adjusted EBITDA	$168.4	$132.1
The following table reconciles Adjusted EBITDA to Net loss attributable to common stockholders:

	Three months ended March 31,
(amounts in millions)	2016	2015
Adjusted EBITDA	$168.4	$132.1
Adjustments to reconcile to net loss attributable to common stockholders:
Interest expense, net	(93.8)	(39.4)
Depreciation expense	(18.2)	(8.4)
Amortization expense	(64.4)	(39.8)
Long-term compensation issued in connection with acquisitions	(0.3)	(1.5)
Restructuring expenses	(5.1)	(1.6)
Manufacturer's profit in inventory purchase accounting adjustments	(12.0)	(36.1)
Acquisition and integration costs	(18.9)	(31.3)
Non-cash change in fair value of contingent consideration	(2.8)	(2.7)
Acquisition put option expiration	—	3.0
Foreign exchange (loss) gains on foreign denominated external and internal debt	(66.1)	24.1
Other expenses	(2.8)	—
Net loss before income taxes and non-controlling interests	(116.0)	(1.6)
Income tax expense	(18.4)	(24.7)
Net income attributable to the non-controlling interests	(0.4)	(0.4)
Net loss attributable to common stockholders	$(134.8)	$(26.7)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

20. RESTATEMENT OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015, an error to goodwill and foreign currency translation adjustment of $72.8 million occurred relating to the Arysta Acquisition and was corrected as an out-of-period adjustment in such quarterly report.  The Company subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million, and therefore further concluded that the previously reported information should be restated.
The tables below present the impact of the restatement on the applicable statements and footnotes as of and for the thee month ended March 31, 2015:
Condensed Consolidated Statement of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31, 2015
(in millions)	As Previously Reported	Adjustment	As Restated
Other comprehensive income (loss), before tax
Foreign currency translation adjustments:	$(425.3)	$72.8	$(352.5)

Total other comprehensive income (loss), net of tax	$(425.9)	$72.8	$(353.1)
Other comprehensive income (loss) attributable to common shareholders	(417.2)	72.8	(344.4)

Comprehensive income (loss)	$(443.5)	$72.8	$(370.7)
Comprehensive income (loss) attributable to common stockholders	(443.9)	72.8	(371.1)
Condensed Consolidated Balance Sheet (unaudited)

	March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Assets
Goodwill	$2,908.9	$72.8	$2,981.7
Total Assets	8,067.9	72.8	8,140.7

Stockholders' Equity
Accumulated other comprehensive loss	$(547.8)	$72.8	$(475.0)
Total stockholders' equity	2,017.6	72.8	2,090.4
Total equity	2,126.7	72.8	2,199.5
Total liabilities, redeemable preferred shares and stockholders' equity	8,067.9	72.8	8,140.7

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended March 31, 2015
(in millions)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash flows (used in) provided by operating activities	$(70.0)	$72.8	$2.8
Cash flows from investing activities:
Acquisition of businesses, net of acquired cash	$(2,789.3)	$(72.8)	$(2,862.1)
Net cash flows used in investing activities	(2,218.3)	(72.8)	(2,291.1)
Condensed Consolidated Statement of Changes in Stockholder's Equity (unaudited)

	Other Comprehensive loss, net of taxes for the three months ended March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Accumulated Other Comprehensive Loss	$(417.2)	$72.8	$(344.4)
Total Stockholders' Equity	(417.2)	72.8	(344.4)
Total Equity	(425.9)	72.8	(353.1)

	Balance at March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Accumulated Other Comprehensive Loss	$(547.8)	$72.8	$(475.0)
Total Stockholders' Equity	2,017.6	72.8	2,090.4
Total Equity	2,126.7	72.8	2,199.5
In addition to the impacts on the above financial statements, the error correction had an impact on disclosures in the following footnotes to the quarterly report for the period ended March 31, 2015.
Note 2, Acquisitions of Businesses

(in millions)	Arysta Purchase Price Allocation
(in millions)	As Previously Reported	Adjustment	As restated
Consideration
Cash, net	$2,789.1	$72.8	$2,861.9

Goodwill	$1,697.1	$72.8	$1,769.9

Total purchase price	$3,435.0	$72.8	$3,507.8

Goodwill recorded in connection with the Arysta, CAS and Agriphar Acquisitions	$2,151.5	$72.8	$2,224.3

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 5, Goodwill and Intangible Assets

	Changes in carrying amount of Agricultural Solutions goodwill for the three months ended March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Additions from acquisitions	$1,697.1	$72.8	$1,769.9
Balance at March 31, 2015	1,986.8	72.8	2,059.6

	Changes in carrying amount of Total goodwill
(in millions)	As Previously Reported	Adjustment	As restated
Additions from acquisitions	$1,697.1	$72.8	$1,769.9
Balance at March 31, 2015	2,908.9	72.8	2,981.7
Note 12, Accumulated Other Comprehensive (Loss) Income

	Changes in Other comprehensive income (loss) before reclassifications, net for the three month ended March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Foreign Currency Translation Adjustments	$(425.3)	$72.8	$(352.5)
Accumulated Other Comprehensive Loss	(416.7)	72.8	(343.9)

	Balance at March 31, 2015
(in millions)	As Previously Reported	Adjustment	As restated
Foreign Currency Translation Adjustments	$(547.5)	$72.8	$(474.7)
Accumulated Other Comprehensive Loss	(547.8)	72.8	(475.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Platform generally identifies forward-looking statements by words such as “plans,” “expects,” “is expected,” “is subject to,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes,” “targets,” “aims,” “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's Annual Report under the heading "Risk Factors," and elsewhere in this Quarterly Report. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Also, historical results are not necessarily indicative of the results expected for any future period. You are advised to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
The following “Executive Overview” section is a brief summary of the significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should read the relevant portions of this section for a complete discussion of the items summarized below.
Executive Overview
We are a global, diversified producer of high-technology specialty chemical products.  Our business involves the formulation of a broad range of solutions-oriented specialty chemicals, which are sold into multiple industries, including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling. We refer to our products as “dynamic chemistries” due to their intricate chemical compositions.  Our dynamic chemistries are used in a wide variety of attractive niche markets and we believe that the majority of our operations hold strong positions in the product markets they serve.
Our strategy is to acquire and maintain leading positions in niche sectors of high-growth markets. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially and fiscally prudent. To date, we have completed seven acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014, the Arysta Acquisition on February 13, 2015, the OMG Acquisition on October 28, 2015, the Alent Acquisition on December 1, 2015 and the OMG Malaysia Acquisition on January 31, 2016.
We generate revenue through the formulation and sale of our dynamic chemistries and by providing highly-technical services to our customers through our extensive global network of specially trained service personnel. Our personnel work closely with our customers to ensure that the intricate chemical composition and function of our products are maintained as intended while ensuring that these products are applied safely and effectively by users globally.
We believe that the fragmented nature of the specialty chemical products market will continue to provide significant opportunities for growth. We also believe that our combined company provides a strong platform on which to grow our business and expand our market shares in key geographic markets, particularly in emerging markets. We expect that the Acquisitions will enhance our growth by extending our products breadth, developing higher-margin products and growing internationally. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations. Our goal is to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration and customer education can add value for our customers.
As previously disclosed in our Annual Report, in connection with the implementation of internal controls at Arysta, a newly acquired subsidiary, we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate.  We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA.  We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and we are fully cooperating with these governmental authorities as the investigation continues and as they review the matter. Although the internal investigation is still ongoing at the time of this Quarterly Report, based on the results to date, management does not currently believe that the amount of the payments in question, or any revenue or operating income related to those payments, are material to our business, results of operations, financial condition or liquidity.

As previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2015, an error to goodwill and foreign currency translation adjustment of $72.8 million occurred relating to the Arysta Acquisition and was corrected as an out-of-period adjustment in such quarterly report.  We subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million, and therefore further concluded that the previously reported information should no longer be relied upon. As a result, we restated our unaudited Condensed Consolidated Statement of Comprehensive Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows, Condensed Consolidated Statement of Changes in Stockholders' Equity and related notes, for and as of the three months ended March 31, 2015. This restatement is included in Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements (Unaudited) to the unaudited interim Condensed Consolidated Financial Statements included herein. The error had no impact on the net decrease in cash and cash equivalents for the quarter ended March 31, 2015 and cash balances as of March 31, 2015.  Further, the restatement does not impact our quarterly reports on Form 10-Q for the quarters ended June 30, 2015 and September 30, 2015, our Annual Report or our adjusted EBITDA or pro forma adjusted earnings per share, both non-U.S. GAAP measures, as previously reported in Platform's earnings release issued on May 12, 2015 and subsequent earnings releases for the remainder of 2015.
Non-U.S. GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are “non-U.S. GAAP financial measures” within the meaning of Item 10 of Regulation S-K. Such non-U.S. GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the Acquisitions for all periods presented and foreign currency translations. We have presented both U.S. GAAP and adjusted financial information to better provide investors with measures that allow them to more readily compare our performance, including, among other things, giving investors additional information regarding our organic performance without giving effect to the Acquisitions and the impact of translating foreign currencies into U.S. Dollars and the impact of currency rate changes on foreign currency denominated transactions. However, these non-U.S. GAAP financial measures should be considered in addition to, and not a substitute for, the financial information that we report in accordance with U.S. GAAP.
Acquisitions
OMG Malaysia Acquisition
On January 31, 2016, we completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments, subject to purchase price adjustments.
We financed the OMG Malaysia Acquisition with the proceeds from the June 2015 Equity Offering.
Alent Acquisition
On December 1, 2015, we completed the Alent Acquisition by acquiring all the issued shares of Alent for approximately $1.74 billion in cash, net of acquired cash, and 18,419,738 shares of our common stock issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent.
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
OMG Acquisition
On October 28, 2015, we completed the OMG Acquisition for a total purchase price of approximately $239 million in cash, net of acquired cash, subject to purchase price adjustments.
We financed the OMG Acquisition with the proceeds from the June 2015 Equity Offering.
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion. The purchase price consisted of $2.86 billion in cash (net of acquired cash, closing adjustments and including Arysta Seller transaction expenses paid by Platform) and $600 million of Platform's Series B Convertible Preferred Stock issued to the Arysta Seller with a fair market value of $646 million.
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
Business Segments
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. The reporting segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president, who reports to the CODM.
Performance Solutions
Our Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, and commercial packaging and printing. Our products include surface and coating materials, functional convention coatings, electronic assembly materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of these products, we provide extensive technical service and support when necessary to ensure superior performance of their application. Within this segment, we provide specialty chemicals to the following industries: Electronics, Electronics Assembly Materials, Industrial, Offshore and Commercial Packing and Printing. For the Electronics industry, we design and formulate a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of printed circuit boards and other electronic components they manufacture. For the Electronics Assembly Materials industry, we develop, manufacture and sell innovative interconnected materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging. We also offer a small water treatment product line. For the Industrial industry, our dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the Offshore industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications. For the Commercial Packaging and Printing industries, we produce photopolymers through an extensive line of flexographic plates, used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.
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

Results of Operations
The following table summarizes the results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Net sales	$823.8	$534.8
Cost of sales	467.8	327.7
Gross profit	356.0	207.1
Selling, technical, general and administrative	284.0	192.0
Research and development	19.9	12.9
Operating profit	52.1	2.2
Interest, net	(93.8)	(39.4)
Other (expense) income	(74.3)	35.6
Income tax expense	(18.4)	(24.7)
Net loss	$(134.4)	$(26.3)
Three months ended March 31, 2016 versus the three months ended March 31, 2015.
For comparability purposes, changes in net sales, cost of sales, gross profit, selling, technical, general and administrative expense, research and development expense and operating profit are being presented exclusive of the OMG Malaysia, Alent and OMG Acquisitions.
The adjustments were as follows:

Three Months Ended March 31,
(amounts in millions)	2016
Net sales	$252.4
Cost of sales	164.4
Gross profit	88.0
Selling, technical, general and administrative	70.7
Research and development	7.0
Operating profit	10.3
In addition, we have also adjusted net sales, cost of sales, gross profit, selling, technical, general and administrative expense, research and development expense and operating profit for changes in foreign currency translations. We believe that the effect of these adjustments provides a more meaningful basis of comparing our results on a year-over-year basis.
Net Sales

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Net sales	$823.8	$534.8
Net sales in the first quarter of 2016 totaled $824 million, representing an increase of $289 million, or 54.0%, as compared to the first quarter of 2015.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$76.3
- Acquisitions	252.4
- Foreign Currency Translation	(39.7)
Total Change	$289.0
For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $76.3 million, or 14.3%.
Performance Solutions' net sales in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $175 million, representing a decrease of $5.7 million, or 3.2%, as compared to the first quarter of 2015. The decrease in net sales was driven by slowness in core electronics end-markets served correlated to reduced spending in China telecommunications infrastructure spending, decreases in the price of oil resulting in delay of project startups onshore and offshore alike and industry consolidation in graphic solutions space adversely impacting pricing on sheet photopolymer product offerings used in flexographic printing. The impact of oil prices mentioned above was twofold: (1) reduced demand for offshore production control and drilling fluids in addition to (2) reduced demand for plating chemistry sold into the supply chain for onshore oil production rigs and stripping/cleaning chemistry utilized in polyethylene terephthalate recycling.
Agricultural Solutions' net sales in the first quarter of 2016, adjusted for foreign currency translation, totaled $437 million, representing an increase of $82.0 million, as compared to the first quarter of 2015. The increase was principally due to the exclusion of 2015 sales prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, overall sales were relatively flat with lower volumes substantially offset by favorable pricing. The volume decline was driven by the divestitures in the fourth quarter of 2015 of Toyo Green Co. Ltd. and Toyo Maintenance Co. Ltd. and reduced demand in the North American market in light of lower farmer income. These declines were partially offset by a strong growth of biosolutions products as well as strong growth of our weed resistance management herbicides portfolio. Selling prices were higher than in the first quarter of 2015 predominantly in Africa, Europe and Latin America.
Cost of Sales

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Cost of sales	$467.8	$327.7
Cost of sales in the first quarter of 2016 totaled $468 million, or 56.8% of net sales, as compared to $328 million, or 61.3% of net sales, in the first quarter of 2015, representing an increase of $140 million.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$(2.8)
- Acquisitions	164.4
- Foreign Currency Translation	(21.5)
Total Change	$140.1
For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $2.8 million, or 0.9%.

Performance Solutions' cost of sales in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $81.1 million, as compared to $86.2 million in the first quarter of 2015, representing a decrease of $5.1 million, or 5.9%. The decrease in cost of sales related primarily to lower adjusted sales volume in the first quarter of 2016 coupled with reduced raw material costs and a favorable shift in product mix, which yielded margin expansion for the segment of 1.3% over the comparative prior year period.
Agricultural Solutions' cost of sales in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $244 million, as compared to $242 million in the first quarter of 2015, representing an increase of $2.3 million. The increase included the impact of purchase accounting related to the step-up of inventory that was sold during the first quarter of 2015 of $36.1 million. Excluding the effect of purchase accounting, cost of sales increased by $38.4 million, largely as a result of the exclusion of 2015 cost of sales prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, cost of sales declined due to lower volumes, favorable raw material procurement trends related to integration activities, and a shift in product mix based on an increased focus on higher margin products.
Gross Profit

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Gross profit	$356.0	$207.1
Gross profit in the first quarter of 2016 totaled $356 million, or 43.2% of net sales, as compared to $207 million, or 38.7% of net sales, in the first quarter of 2015, representing an increase of $149 million.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$79.1
- Acquisitions	88.0
- Foreign Currency Translation	(18.2)
Total Change	$148.9
For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased $79.1 million, or 38.2%.
Performance Solutions' gross profit in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $93.6 million, as compared to $94.2 million in the first quarter of 2015, representing a decrease of $0.6 million, or 0.6%. The decrease in gross profit related to a decrease of $5.7 million in net sales was offset, in part, by a 1.3% of gross margin expansion on $175 million of sales for the three months ended March 31, 2016.
Agricultural Solutions' gross profit in the first quarter of 2016, adjusted for foreign currency translation, totaled $193 million, as compared to $113 million in the first quarter of 2015, representing an increase of $79.7 million. Excluding the effect of purchase accounting on inventory in the first quarter 2015, as noted above, gross profit increased by $43.6 million. The first quarter of 2016 was favorable to the first quarter of 2015 largely as a result of the exclusion of 2015 gross profit prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, gross profit was positively impacted by favorable selling prices, improved raw material procurement trends and product mix as result of our focus on proprietary products and more profitable growing niche markets.

Selling, Technical, General and Administrative Expense

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Selling, technical, general and administrative	$284.0	$192.0
Selling, technical, general and administrative expense in the first quarter of 2016 totaled $284 million, or 34.5% of net sales, as compared to $192.0 million, or 35.9% of net sales, in the first quarter of 2015, representing an increase of $92 million.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$34.0
- Acquisitions	70.7
- Foreign Currency Translation	(12.7)
Total Change	$92.0
For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $34.0 million, or 17.7%. The increase was due in part to additional investments we are making in building our corporate infrastructure in support of the demands driven by our substantial growth, including increases in headcount and professional fees, partially offset by lower quarter-over-quarter acquisition-related cost.
Performance Solutions' selling, technical, general and administrative expense in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, was relatively flat in comparison to the prior year quarter totaling $55.3 million.
Agricultural Solutions' selling, technical, general and administrative expense in the first quarter of 2016, adjusted for foreign currency translation, totaled $127 million, as compared to $108 million in the first quarter of 2015, representing an increase of $18.9 million. The first quarter of 2016 was unfavorable to the first quarter of 2015 largely as a result of the exclusion of 2015 expense activity prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, related expenses in the first quarter of 2016 were lower compared to the first quarter of 2015 as a result of captured integration synergies and stronger control of spending.
Research and Development Expense

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Research and development	$19.9	$12.9
Research and development expense in the first quarter of 2016 totaled $19.9 million, or 2.4% of net sales, as compared to $12.9 million, or 2.4% of net sales, in the first quarter of 2015, representing an increase of $7.0 million.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$0.7
- Acquisitions	7.0
- Foreign Currency Translation	(0.7)
Total Change	$7.0

For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, research and development expense increased by $0.7 million, or 5.4%.
Performance Solutions' research and development expense in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $5.2 million, as compared to $5.7 million in the first quarter of 2015, representing a decrease of $0.5 million, or 8.8%.
Agricultural Solutions' research and development expense in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $8.4 million, as compared to $7.2 million in the first quarter of 2015, representing an increase of $1.2 million. Research and development expense was unfavorable compared to the first quarter of 2015 principally as a result of the exclusion of 2015 research and development expense prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, research and development expense was largely unchanged from the first quarter of 2015.
Operating Profit

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Operating profit	$52.1	$2.2
Operating profit in the first quarter of 2016 totaled $52.1 million, or 6.3% of net sales, as compared to $2.2 million, or 0.4% of net sales, in the first quarter of 2015, representing an increase of $49.9 million.

Three Months Ended March 31, 2016
(amounts in millions)	$ Change
Change, adjusted for acquisitions and foreign currency translation	$44.3
- Acquisitions	10.3
- Foreign Currency Translation	(4.7)
Total Change	$49.9
For the three months ended March 31, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $44.3 million.
Performance Solutions' operating profit in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $33.1 million, as compared to $33.3 million in the first quarter of 2015, representing a decrease of $0.2 million, or 0.6%.
Agricultural Solutions' operating profit (loss) in the first quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $57.5 million, as compared to $(2.0) million in the first quarter of 2015, representing an increase of $59.5 million. The first quarter of 2016 was favorable to the first quarter of 2015 largely as a result of the exclusion of 2015 expense activity prior to the Arysta Acquisition on February 13, 2015 and the impact of inventory purchase accounting in 2015 of $36.1 million. On a comparable basis, the operating profit increased due to favorable price changes and reductions in spending reflected in costs of sales and selling, technical, general and administrative expenses, partially offset by declines in sales volume during the three months ended March 31, 2016.
Partially offsetting the operating profits from the segments was additional investments made in building our corporate infrastructure in support of the demands driven by our substantial growth, including increases in headcount and professional fees, partially offset by lower quarter-over-quarter acquisition-related costs.

Other (Expense) Income

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Interest expense, net	$(93.8)	$(39.4)
Loss on derivative contracts	(5.3)	—
Foreign exchange (loss) gain	(71.1)	33.9
Other income, net	$2.1	$1.7
Total other expense	$(168.1)	$(3.8)
Net interest expense in the first quarter of 2016 totaled $93.8 million, as compared to $39.4 million in the first quarter of 2015, representing an increase of $54.4 million. The increase relates primarily to interest charges resulting from incremental debt facilities used to fund the Alent Acquisition, including the November 2015 Notes Offering, Alent U.S. Dollar Tranche B-3 Term Loans and Alent EURO Tranche C-2 Term Loans, as well as a full quarter's impact in 2016 of the interest expense related to the incremental debt facilities used to fund the Arysta Acquisition, compared to the first quarter of 2015, which, due to the date of this acquisition, included only a partial quarter's impact.
Loss on derivative contracts in the first quarter of 2016 totaled $5.3 million, as compared to zero in the first quarter of 2015. The increase of $5.3 million represents an increase in our use of foreign exchange and metals derivative contracts to better manage our market risks.
Foreign exchange loss in the first quarter of 2016 totaled $71.1 million, as compared to a gain of $33.9 million in the first quarter of 2015. The balance in the first quarter of 2016 includes $66.1 million of foreign exchange losses associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions, compared to a gain of $24.1 million in the first quarter 2015.
Other income, net in the first quarter of 2016 totaled $2.1 million, or 0.3% of net sales, as compared to $1.7 million in the first quarter of 2015, representing an increase of 0.4 million. Other income in 2015 included $3.0 million related to the expiration of an acquisition-related put option on our common stock in connection with the Agriphar Acquisition.
Income Tax

	Three Months Ended March 31,
(amounts in millions)	2016	2015
Income tax expense	$(18.4)	$(24.7)
Effective tax rate	(15.9)%	(1,547)%
The income tax expense for the three months ended March 31, 2016 totaled $18.4 million, as compared to $24.7 million for the three months ended March 31, 2015. Our effective tax rate for the three months ended March 31, 2016 was (15.9)% on pre-tax losses of $116 million, compared to an effective tax rate of (1,547)% on pre-tax loss of $1.6 million for the three months ended March 31, 2015. The difference between the statutory and effective tax rate for the three months ended March 31, 2016 principally relates to the recognition of a $59.6 million valuation allowance on current quarter losses related to net operating losses that may not be recoverable for U.S. and foreign companies. The difference from the statutory to effective tax rates for the three months ended March 31, 2015 resulted principally from the establishment of a $19.0 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition and losses that did not produce tax benefits.
Liquidity and Capital Resources
In order to fund our acquisition activity, we have incurred substantial indebtedness totaling $5.26 billion as of March 31, 2016, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.23 billion and primarily representing principal payments at maturity associated with all of our outstanding term loans under our Amended and Restated Credit Agreement, are due in 2020.  In addition, on April 20, 2017, we may also be required to repurchase each share of Series B Convertible Preferred Stock that has not been previously converted or automatically redeemed. The related potential cash obligation, which varies based on our stock price, corresponds to a maximum amount of $600 million.
As of March 31, 2016, this maximum potential obligation was approximately $410 million. We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility, with current availability of $385 million, as well as availability under various lines of credit and overdraft facilities of $87.4 million. However, any settlement of the Series B Convertible Preferred Stock obligation, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be impacted by our ability to borrow additional funds, renegotiate existing debt and/or raise equity under terms that are favorable to us.
Our primary sources of liquidity during the three months ended March 31, 2016 were borrowings under our Revolving Credit Facility and available cash. Our primary uses of cash and cash equivalents were raw material purchases, salary expenses, capital expenditures, debt service obligations and a business acquisition. We believe that our cash and cash equivalent balance and cash generated from operations will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Pending any future acquisitions, however, we may require additional borrowings against our Revolving Credit Facility as well as future debt and/or equity offerings. At March 31, 2016, we had $330 million in cash and cash equivalents in addition to availability under our lines of credit of $472 million.
Of our $330 million of cash and cash equivalents at March 31, 2016, $309 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of March 31, 2016, we had the ability to repatriate $6.4 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $303 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments, subject to purchase price adjustments. The Company acquired OMG Malaysia to add-on to the OMG Acquisition and further enhance its Performance Solutions segment. See Note 2, Acquisitions of Business, for further detail.
We may from time to time seek to retire or purchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases, exchanges for equity securities, or refinancing, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Three Months Ended March 31,
(amounts in millions)	2016	2015
		(as restated (1))
Cash and cash equivalents, beginning of the period	$432.2	$397.3
Cash (used in) provided by operating activities	(210.4)	2.8
Cash used in investing activities	(19.9)	(2,291.1)
Cash provided by financing activities	120.7	2,198.9
Exchange rate impact on cash and cash equivalents	7.1	(10.6)
Cash and cash equivalents, end of the period	$329.7	$297.3
(1) The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2015 was restated as a result of an error related to the Arysta Acquisition. See Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements, to the unaudited interim Condensed Consolidated Financial Statements.
Operating Activities
During the three months ended March 31, 2016, cash used in operating activities totaled $210.4 million. The net loss incurred during the period totaling $134 million was offset by $118 million in non-cash add-backs. The non-cash add-backs were largely related to depreciation and amortization of $82.6 million, foreign exchange losses on the 6.00% EUR Notes due 2023 of $18.0 million, the elimination of manufacturer’s profit in inventory in connection with our Acquisitions of $12.0 million, restructuring charges of $5.0 million, amortization of deferred financing fees of $4.7 million, impairment on an asset held for sale of $2.8 million and other miscellaneous non-cash add-backs of $7.4 million. These non-cash add-backs were partially offset by deferred income taxes of $14.2 million.
Changes in assets and liabilities, net of acquisitions, consumed 137.9 million more cash during the three months ended March 31, 2016 compared to the three month ended March 31, 2015. The major drivers of the unfavorable change in assets and liabilities were increases in inventory due in part to a stronger and earlier growing season in Europe and decreases in accounts payable.
Investing Activities
Cash flows used in investing activities totaled $19.9 million during the three months ended March 31, 2016, as compared to $2.29 billion of cash flows used in investing activities for the same period in 2015. The decrease was primarily due to $2.86 billion of net cash outflows related primarily to the Arysta Acquisition during the three months ended March 31, 2015, which was partially offset by a release of $600 million in restricted cash for this acquisition, compared to $1.2 million of net cash outflows primarily related to the OMG Malaysia Acquisition for the same period during 2016. Additionally, we reduced capital expenditures and investments in product registration rights by an aggregate $10.1 million during the three months ended March 31, 2016 compared to the same period in 2015.
Financing Activities
Cash flows provided by financing activities totaled $121 million during the three months ended March 31, 2016, as compared to $2.20 billion of cash flows provided by financing activities for the same period in 2015. The decrease was primarily due to proceeds of $2.08 billion from borrowings used to fund, in part, the Arysta Acquisition during the three months ended March 31, 2015. We borrowed $25.4 million less cash under our Revolving Credit Facility during the three months ended March 31, 2016 than during to the same period in 2015. Additionally, repayments of borrowings were $8.7 million and $3.6 million for the three months ended March 31, 2016 and 2015, respectively. Partially offsetting the decrease were payments of debt financing fees of $44.6 million associated with the borrowings made during the three months ended March 31, 2015, compared to insignificant payments of this kind for the same period in 2016.

Financial Borrowings
Credit Facilities
As of March 31, 2016, we had $5.26 billion of indebtedness, which included $1.96 billion of Senior Notes and $3.28 billion of term debt arrangements outstanding under our First Lien Credit Facility; $149 million of borrowings under revolver and overdraft lines of credit; and $10.7 million of stand-by letters of credit, which reduce the borrowings available under our Revolving Credit facility. Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $472 million as of March 31, 2016.
Alent Acquisition
In connection with the Alent Acquisition, in November 2015, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021. The notes are governed by an indenture, dated November 10, 2015, as amended from time to time, bear interest at a rate of 10.375% and mature on May 1, 2021, unless earlier redeemed. In addition, we borrowed $1.05 billion under the Alent U.S. Dollar Tranche B-3 Term Loan (less original issue discount of 2%), €300 million under the Alent EURO Tranche C-2 Term Loan (less original issue discount of 2%), and $115 million under our multi-currency Revolving Credit Facility.
Arysta Acquisition
In connection with the Arysta Acquisition, in February 2015, we completed the February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The notes are governed by an indenture, dated February 2, 2015, as amended from time to time. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. In addition, we borrowed $500 million under the Arysta U.S. Dollar Tranche B-2 Term Loan (less original issue discount of 1%), €83.0 million under the Arysta EURO Tranche C-1 Term Loan (less original issue discount of 2%), and $160 million under our U.S. Dollar Revolving Credit Facility.
CAS Acquisition
In connection with the CAS Acquisition, in August 2014, we borrowed $130 million under the CAS U.S. Dollar Tranche B Term Loan, €205 million under the CAS EURO Tranche C-1 Term Loan, $60.0 million under our U.S. Dollar Revolving Credit Facility, and €55.0 million under our multicurrency Revolving Credit Facility.
Agriphar Acquisition
In connection with the Agriphar Acquisition, in October 2014, we borrowed $300 million under the USD Incremental Loan.
MacDermid Acquisition
In connection with the MacDermid Acquisition, in October 2013, under its First Lien Credit Agreement, MacDermid, with Platform as co-borrower, borrowed $373 million in connection with the repayment of the $360 million in principal on its then second lien credit facility.
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.  As of March 31, 2016, the Company was in compliance with the debt covenants contained in our Credit Facilities.

Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as operating leases and letters of credit, to finance our business. As a result of ASU No. 2016-02, “Leases,” for fiscal years and interim periods beginning after December 15, 2018, we will be required to record lease liabilities and right-of-use assets for all of our qualifying operating leases that are currently treated as off-balance sheet transactions.
There are no other arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Recent Accounting Pronouncements
Revenue From Contracts with Customers (Topic 606) - In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing." The amendments provide clarification on the implementation guidance defining when a good or service is separately identifiable from other promises in the contract and on contracts with licenses of intellectual property. The guidance is effective for fiscal years and interim periods beginning after December 31, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Compensation - Stock Compensation (Topic 718) - In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The amendments change the accounting treatment related to tax windfall and shortfalls associated with share-based awards. The amendments also eliminate the requirement for entities to estimate future forfeiture rates associated with share-based awards and stipulate the requirement that cash payments made by employers when directly withholding shares for tax-withholdings purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Revenue From Contracts with Customers (Topic 606) - In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations." The amendments improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance is effective for fiscal years and interim periods beginning after December 31, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Investments - Equity Method and Joint Ventures (Topic 323) - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting." The amendments simplify transition accounting when the ownership level or degree of influence held in an investment qualifies that investment for equity method accounting. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging ISsues Task Force)." The ASU clarifies guidance around determining whether call or put options that can accelerate the repayment of principal on a debt instrument that are considered embedded derivatives in debt or hybrid instruments meet the "clearly and closely related" criterion for determining whether the embedded derivative is required to be separated from the host contract and account for separately as a derivative. The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted. Adoption is required on a modified retrospective basis. The Company is evaluating the impact of this ASU.
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force)." The amendments stipulate that a change in the counterparty of a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and provides entities with the option to apply either a prospective or a modified retrospective approach. The Company does not expect this ASU to have a material impact on its financial statements.
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires lessees to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Lessees can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of this ASU.
Financial Instruments - Overall (Subtopic 825.10) - In January 2016, the FASB issued ASU No. 2016-1, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. Provisions of this ASU include, among others, requiring the measurement of certain equity investments at fair value, with changes in value recognized in net income, and simplifying the impairment assessment of certain equity investments. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017. Early adoption is only permitted for provisions related to the recognition of changes in fair value of financial liabilities. The Company does not expected this ASU to have a material impact on its financial statements.
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company continues to evaluate the impact of this ASU.
Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - In April 2015, the FASB issued ASU No. 2015-05, “Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides explicit guidance to customers utilizing a cloud computing solution to help determine whether such an arrangement includes a software license, in which case the accounting applied would be similar to that of other software license arrangements. Otherwise, the arrangement would be accounted for as a service contract. The Company adopted this ASU as of January 1, 2016. This ASU did not have a material impact on the Company's financial statements.
Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016.  The Company did not have any extraordinary or unusual income statement items recorded for any periods presented, therefore, this ASU did not have a material impact on the Company's financial statements.
Presentation of Financial Statements - Going Concern (Subtopic 205-40) - In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about and Entity’s Ability to Continue as a Going Concern."  The amendments provide clarification on conditions and events that should be considered by management at each annual and interim reporting period in determining whether there exists substantial doubt as to an entity’s ability to continue as a going concern.  The guidance is effective for fiscal years and interim periods beginning after December 31, 2016 with early adoption permitted.  The Company does not expect this ASU to have a material impact on its financial statements.
Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015.  The Company adopted this ASU as of January 1, 2016. This ASU did not have a material impact on the Company's financial statements as it had no share-based compensation awards that were effected by this pronouncement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting previously disclosed under Item 9A of our Annual Report.
The material weaknesses in our internal control relating to insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, which are described more fully in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report. These material weaknesses resulted to date in the restatement of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended March 31, 2015 as a result of an error related to the Arysta Acquisition, as described in this Quarterly Report, and the restatement of income taxes in the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended September 30, 2015, as described in our Annual Report.
Our management is actively engaged in implementing the remediation initiatives described in our Annual Report which are designed to address these material weaknesses and, subsequent to the filing of our Annual Report, has specifically:

•	started the implementation of a global consolidation and planning system, which is expected to be completed during the later half of 2016;

•	implemented control processes as it relates to newly-acquired businesses and non-routine transactions;

•	implemented enhanced monitoring controls relating to the financial reporting and performance of Platform's newly-acquired businesses;

•	completed the implementation of a global tax reporting system;

•	enhanced Platform's financial planning and analysis function within its businesses and at the corporate level;

•	added further qualified resources to Platform's corporate and segment staff;

•	enhanced the controllership function in Platform's newly-acquired businesses; and

•	continued its recruiting efforts to hire qualified personnel.
While significant progress has been made, additional time is needed to fully implement and demonstrate the effectiveness of the remediation initiatives and until remediated, the material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. The Company is committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
Notwithstanding the aforementioned material weaknesses, our management believes that such unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report fairly represent, in all material respects, our results of operations, financial position, and cash flows at and for the periods presented, each in accordance with U.S. GAAP. Based in part on these additional efforts, our CEO and CFO have included their certifications as exhibits to this Quarterly Report.

Our management has excluded from the evaluation of disclosure controls and procedures as of March 31, 2016 the internal control over financial reporting related to Alent, the OMG Businesses and OMG Malaysia because they were acquired by Platform in purchase business combinations consummated during the fourth quarter of 2015 with respect to Alent and the OMG Businesses and the first quarter of 2016 with respect to OMG Malaysia. Alent's, the OMG Businesses' and OMG Malaysia's total assets, excluding goodwill and intangible assets recognized in purchase accounting, and total revenues represent approximately 24% and 31%, respectively, of the related unaudited interim Condensed Consolidated Financial Statement amounts as of and for the quarter ended March 31, 2016. These acquisitions are material to our results of operations, financial condition and cash flows, and the integration following these business combinations is likely to materially impact the Company's internal control over financial reporting. We are in process of evaluating the internal controls over financial reporting for these acquisitions as required by the above stated Rules.
(b) Changes to Internal Control Over Financial Reporting
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
For more information regarding certain proceedings and their possible effects on our business, see Note 15, Contingencies, Environmental and Legal Matters, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the headings Environmental Liabilities and Legal Proceedings, which sections are incorporated herein by reference.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report under the heading "Risk Factors."
We have restated our unaudited interim condensed consolidated financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended March 31, 2015.

As further described in Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements (Unaudited) to the unaudited interim Condensed Consolidated Financial Statements included herein, we previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2015 an error to goodwill and foreign currency translation adjustment of $72.8 million relating to the Arysta Acquisition, which was corrected as an out-of-period adjustment in such quarterly report.  We subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million and therefore further concluded that the previously reported information should no longer be relied upon. As a result, we restated our unaudited interim financial information for our first quarter ended March 31, 2015 in the aforementioned Note 20. If we are required to restate previously issued financial statements for any additional periods, our reputation could be impaired which could cause a loss of investor confidence and adversely materially affect our business, operating results and financial condition.
Volatility of the trading prices of our common stock and/or Senior Notes could adversely affect our security holders.
The trading prices of our common stock and Senior Notes have been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of management, securities analysts or investors in a particular period;

•	the failure to remediate identified material weaknesses;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and securities price performance of companies that investors deem comparable to us;

•	news reports and publication of research reports relating to our business or trends in our markets;

•	changes in laws and regulations affecting our businesses;

•	announcements or strategic developments, acquisitions and other material events by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	adverse market reaction to any additional debt we incur in the future;

•	litigation and class action proceedings;

•	the failure to identify and complete acquisitions in the future or unexpected difficulties or developments related to the integration of recently completed, pending or future acquisitions;

•	actions by institutional stockholders;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	other matters discussed in this Quarterly Report.
In addition, the stock market in general, and the market for specialty chemicals companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of particular companies’ securities, securities litigation and class action proceedings have often been instituted against such companies. A shareholder derivative action and a class action lawsuit of these types were filed against us in April and March 2016, respectively. There can be no assurance that the market price of our common stock and/or Senior Notes will not fall in the future due to any of the aforementioned factors.
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
10.1
Form of Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.11 to Platform’s Registration Statement on Form S-4 filed on January 2, 2014, and incorporated herein by reference)

10.2
Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.2 of Current Report on Form 8-K filed on March 25, 2016, and incorporated herein by reference)

10.3
Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.3 of Current Report on Form 8-K filed on March 25, 2016, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6*	Severance Agreement by and between Scot R. Benson and MacDermid, dated June 6, 2013
10.7	Form of Change in Control Agreement (filed as Exhibit 10.1 of Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 10, 2016.

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
10.1
Form of Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.11 to Platform’s Registration Statement on Form S-4 filed on January 2, 2014, and incorporated herein by reference)

10.2
Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.2 of Current Report on Form 8-K filed on March 25, 2016, and incorporated herein by reference)

10.3
Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Exhibit 10.3 of Current Report on Form 8-K filed on March 25, 2016, and incorporated herein by reference)

10.4
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.5
Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (filed as Appendix B to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6*	Severance Agreement by and between Scot R. Benson and MacDermid, dated June 6, 2013
10.7	Form of Change in Control Agreement (filed as Exhibit 10.1 of Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.