Form 10-Q
period 2016-06-30
Platform Specialty Products Corp
filed 2016-08-09
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	August 5, 2016
Common Stock, par value $0.01 per share	229,597,246 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc, a formerly public limited company registered in England and Wales.
Alent Acquisition	Acquisition of a 100% interest in Alent, completed on December 1, 2015 under the U.K. Companies Act 2006, as amended.
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

Board	Platform’s board of directors.
CAS	The Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Domestic Pension Plan	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated, effective January 1, 2009), a non-contributory domestic defined benefit pension plan.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
E.U.	European Union.
EURO Tranche C Term Loans	Tranche C term loans, denominated in Euros, borrowed by Platform in connection with the Alent, Arysta and CAS Acquisitions.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
February 2015 Notes Offering	Private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, completed on February 2, 2015.

Terms	Definitions
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GBP	Platform's Global BioSolutions Portfolio within its Agricultural Solutions segment, which includes biostimulants, innovative nutrition and biocontrol products.
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

MacDermid Europe	MacDermid European Holdings, B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
MacDermid Funding	MacDermid Funding LLC, a limited liability company organized under the laws of Delaware and a subsidiary of Platform.
MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAV	Net asset value.
NAIP	Netherlands Agricultural Investment Partners LLC, a company organized under the laws of Delaware and a subsidiary of Platform.
NYSE	New York Stock Exchange.
November 2015 Notes Offering	Private offering of $500 million aggregate principal amount of 10.375% senior notes due 2021, completed on November 10, 2015.
OMG	OM Group, Inc., a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in the OMG Businesses completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
Original Arysta Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
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

Terms	Definitions
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
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

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
U.S. Dollar Tranche B Term Loans	Tranche B term loans, denominated in U.S. Dollars, borrowed by Platform in connection with the Alent, Arysta and CAS Acquisitions.
U.S. GAAP	Generally accepted accounting principles in the United States.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

2016 Annual Meeting	Platform's annual meeting of stockholders held on June 2, 2016.
2016 Q1 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, as filed with the SEC on May 10, 2016.
401K Plan	MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.
10.375% USD Notes due 2021	Platform's 10.375% senior notes due 2021 denominated in U.S. Dollars issued in the November 2015 Notes Offering.

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$921.6	$675.1	$1,745.4	$1,209.9
Cost of sales	541.0	406.5	1,008.8	734.2
Gross profit	380.6	268.6	736.6	475.7
Operating expenses:
Selling, technical, general and administrative	265.2	206.2	549.2	398.2
Research and development	20.5	18.4	40.4	31.3
Total operating expenses	285.7	224.6	589.6	429.5
Operating profit	94.9	44.0	147.0	46.2
Other (expense) income:
Interest expense, net	(97.4)	(51.1)	(191.2)	(90.5)
Loss on derivative contracts	(5.4)	(1.4)	(10.7)	(1.4)
Foreign exchange gain (loss)	25.0	(15.1)	(46.2)	18.8
Other income, net	1.7	14.3	4.0	16.0
Total other expense	(76.1)	(53.3)	(244.1)	(57.1)
Income (loss) before income taxes and non-controlling interests	18.8	(9.3)	(97.1)	(10.9)
Income tax (expense) benefit	(26.9)	0.2	(45.3)	(24.5)
Net loss	(8.1)	(9.1)	(142.4)	(35.4)
Net income attributable to the non-controlling interests	(0.7)	(3.1)	(1.2)	(3.5)
Net loss attributable to common stockholders	$(8.8)	$(12.2)	$(143.6)	$(38.9)
Loss per share
Basic	$(0.04)	$(0.06)	$(0.63)	$(0.20)
Diluted	$(0.04)	$(0.06)	$(0.63)	$(0.20)
Weighted average shares outstanding
Basic	229.6	192.8	229.5	192.3
Diluted	229.6	192.8	229.5	192.3

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(8.1)	$(9.1)	$(142.4)	$(35.4)

Other comprehensive income (loss), before tax
Foreign currency translation adjustments:	131.0	88.7	452.5	(263.8)

Pension and post-retirement plans:
Tax expense	—	—	—	(0.5)
Pension and post-retirement plan, net of tax	—	—	—	(0.5)

Unrealized (loss) gain on available for sale securities:
Unrealized holding (loss) gain on available for sale securities	(1.8)	0.3	(2.3)	0.2
Unrealized (loss) gain on available for sale securities	(1.8)	0.3	(2.3)	0.2
Tax benefit	0.6	—	0.7	—
Unrealized (loss) gain on available for sale securities, net of tax	(1.2)	0.3	(1.6)	0.2

Derivative financial instruments revaluation:
Unrealized hedging loss arising during the period, net	(5.8)	—	(16.8)	—
Derivative financial instruments revaluation	(5.8)	—	(16.8)	—
Tax benefit	—	—	—	—
Derivative financial instruments revaluation, net of tax	(5.8)	—	(16.8)	—
Total other comprehensive income (loss), net of tax	124.0	89.0	434.1	(264.1)
Other comprehensive (income) loss attributable to the non-controlling interests	(10.0)	(1.6)	(21.7)	7.1
Other comprehensive income (loss) attributable to common stockholders	114.0	87.4	412.4	(257.0)

Comprehensive income (loss)	105.9	78.3	270.0	(292.4)
Comprehensive income attributable to the non-controlling interests	(0.7)	(3.1)	(1.2)	(3.5)
Comprehensive income (loss) attributable to common stockholders	$105.2	$75.2	$268.8	$(295.9)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$341.7	$432.2
Restricted cash	0.9	0.3
Accounts receivable, net of allowance for doubtful accounts of $24.2 and $14.4 at June 30, 2016 and December 31, 2015, respectively	1,181.7	1,023.0
Inventories	572.7	517.5
Note receivable	—	125.0
Prepaid expenses and other current assets	171.3	172.5
Total current assets	2,268.3	2,270.5
Property, plant and equipment, net	480.3	491.6
Goodwill	4,370.0	4,021.9
Intangible assets, net	3,454.1	3,314.3
Other assets	99.3	91.9
Total assets	$10,672.0	$10,190.2
Liabilities & Stockholders' Equity
Accounts payable	$393.9	$450.3
Current installments of long-term debt and revolving credit facilities	161.5	54.7
Accrued salaries, wages and employee benefits	64.0	78.1
Accrued income taxes payable	76.0	65.1
Accrued expenses and other current liabilities	440.6	414.2
Total current liabilities	1,136.0	1,062.4
Long-term debt and capital lease obligations	5,187.2	5,173.6
Long-term retirement benefits, less current portion	75.6	80.5
Long-term deferred income taxes	733.7	678.8
Long-term contingent consideration	74.8	70.7
Other long-term liabilities	250.9	205.0
Total liabilities	7,458.2	7,271.0
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	645.9	645.9
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock 400,000,000 shares authorized, 229,597,246 and 229,464,157 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2.3	2.3
Additional paid-in capital	3,524.2	3,520.4
Accumulated deficit	(676.3)	(532.7)
Accumulated other comprehensive loss	(473.7)	(886.1)
Total stockholders' equity	2,376.5	2,103.9
Non-controlling interests	191.4	169.4
Total equity	2,567.9	2,273.3
Total liabilities, redeemable preferred shares and stockholders' equity	$10,672.0	$10,190.2

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(142.4)	$(35.4)
Reconciliation of net loss from operations to net cash flows (used in) provided by operating activities:
Depreciation and amortization	168.0	114.2
Deferred income taxes	(24.1)	18.2
Non-cash fair value adjustment to contingent consideration	4.1	3.6
Manufacturer's profit in inventory adjustment	11.7	56.7
Equity compensation expense	2.9	2.6
Foreign exchange loss (gain)	33.4	(20.4)
Non-cash restructuring charges	4.1	4.7
Impairment loss	2.8	—
Amortization of deferred financing costs	6.7	4.5
Provision for bad debts	3.1	4.1
Other, net	4.9	(2.7)
Changes in assets & liabilities, net of acquisitions:
Accounts receivable	(91.0)	(101.8)
Inventories	(41.3)	(41.3)
Accounts payable and accrued expenses	(68.0)	79.9
Other changes in assets and liabilities, net	11.8	13.4
Net cash flows (used in) provided by operating activities	(113.3)	100.3
Cash flows from investing activities:
Change in restricted cash	(0.6)	600.0
Capital expenditures	(22.6)	(29.3)
Investment in registrations of products	(15.4)	(14.6)
Proceeds from disposal of property, plant and equipment	12.1	—
Derivative payments	(4.5)	—
Acquisition of businesses, net of acquired cash	1.3	(2,856.7)
Other, net	(0.5)	0.1
Net cash flows used in investing activities	$(30.2)	$(2,300.5)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Debt (payments) proceeds, net of discount and premium	$(0.9)	$2,082.7
Change in revolving credit facilities, net	104.1	7.1
Repayments of borrowings	(17.4)	(10.3)
Proceeds from issuance of common stock, net	0.4	469.4
Payment of debt financing fees	(0.7)	(45.5)
Change in factored liabilities	(36.9)	(18.9)
Other, net	(1.1)	(0.6)
Net cash flows provided by financing activities	47.5	2,483.9
Effect of exchange rate changes on cash and cash equivalents	5.5	(8.8)
Net (decrease) increase in cash and cash equivalents	(90.5)	274.9
Cash and cash equivalents at beginning of period	432.2	397.3
Cash and cash equivalents at end of period	$341.7	$672.2
Non-cash Investing Activities
Settlement of Note Receivable in exchange for OMG Malaysia	$125.0	$—
Acquisition of OMG Malaysia through the settlement of Note Receivable	$(125.0)	$—

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net (loss) income	—	—	—	—	—	(134.8)	—	(134.8)	0.4	(134.4)
Other comprehensive income, net of taxes	—	—	—	—	—	—	298.4	298.4	11.7	310.1
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	16,499	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	35,399	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Balance at March 31, 2016	2,000,000	—	229,523,697	2.3	3,521.7	(667.5)	(587.7)	2,268.8	181.3	2,450.1
Net (loss) income	—	—	—	—	—	(8.8)	—	(8.8)	0.7	(8.1)
Other comprehensive income, net of taxes	—	—	—	—	—		114.0	114.0	10.0	124.0
Conversion of PDH Common Stock into common stock	—	—	37,445	—	0.4	—	—	0.4	(0.4)	—
Issuance of common stock under ESPP	—	—	36,104	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	1.9	—	—	1.9	—	1.9
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2016	2,000,000	$—	229,597,246	$2.3	$3,524.2	$(676.3)	$(473.7)	$2,376.5	$191.4	$2,567.9

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling Interest	Total Equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net (loss) income	—	—	—	—	—	(26.7)	—	(26.7)	0.4	(26.3)
Other comprehensive loss, net of taxes (as restated)	—	—	—	—	—	—	(344.4)	(344.4)	(8.7)	(353.1)
Issuance of common stock to Founder Entities as stock dividend on Series A Preferred Stock declared on 12/31/14	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015 (as revised)	2,000,000	—	192,221,572	1.9	2,814.3	(250.8)	(475.0)	2,090.4	109.1	2,199.5
Net (loss) income	—	—	—	—	—	(12.2)	—	(12.2)	3.1	(9.1)
Other comprehensive income, net of taxes (as revised)	—	—	—	—	—	—	87.4	87.4	1.6	89.0
Issuance of common stock at $26.50 per share in June 2015 Equity Offering	—	—	18,226,414	0.2	482.8	—	—	483.0	—	483.0
Issuance costs in connection with June 2015 Equity Offering	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Conversion of PDH Common Stock into common stock	—	—	406,217	—	4.7	—	—	4.7	(4.7)	—
Issuance of common stock under ESPP	—	—	6,841	—	0.3	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Balance at June 30, 2015	2,000,000	$—	210,861,044	$2.1	$3,287.9	$(263.0)	$(387.6)	$2,639.4	$109.1	$2,748.5

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
Recently Adopted and Pending Accounting Pronouncements
Financial Instruments - Credit Losses (Topic 326) - In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The amendments introduce new guidance for the accounting for credit losses on certain types of financial instruments, which are to be estimated based on the expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019 with early adoption permitted for fiscal years and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this ASU.
Revenue from Contracts with Customers (Topic 606) - In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients." The provisions of this amendment affect the guidance set forth in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)." The amendment provides clarification on the collectability criterion, presentation of taxes, non-cash consideration and contract modification guidance espoused in ASU 2014-09. The amendment also clarifies the accounting treatment for completed contracts and retrospective application of the standard to prior reporting periods. The guidance

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

is effective for fiscal years and interim periods beginning after December 15, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Revenue from Contracts with Customers (Topic 606) - In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing." The amendments provide clarification on the implementation guidance defining when a good or service is separately identifiable from other promises in the contract and on contracts with licenses of intellectual property. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017 with early adoption permitted. The Company is evaluating the impact of this ASU.
Compensation - Stock Compensation (Topic 718) - In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The amendments change the accounting treatment related to tax windfall and shortfalls associated with share-based awards. The amendments also eliminate the requirement for entities to estimate future forfeiture rates associated with share-based awards and stipulate the requirement that cash payments made by employers when directly withholding shares for tax-withholdings purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this ASU as of April 1, 2016 and adopted an accounting policy to no longer estimate forfeitures. This ASU did not have a material impact on the Company's financial statements.
Revenue from Contracts with Customers (Topic 606) - In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations." The amendments improve the operability and understandability of the implementation guidance on principal versus agent considerations. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017 with early adoption permitted. The Company continues to evaluate the impact of this ASU.
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
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU 2016-06, "Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)." The ASU clarifies guidance around determining whether call or put options that can accelerate the repayment of principal on a debt or hybrid instrument that are considered embedded derivatives meet the "clearly and closely related" criterion for determining whether the embedded derivative is required to be separated from the host contract and accounted for separately as a derivative. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 with early adoption permitted. Adoption is required on a modified retrospective basis. The Company is evaluating the impact of this ASU.
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force)." The amendments stipulate that a change in the counterparty of a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and provides entities with the option to apply either a prospective or a modified retrospective approach. The Company does not expect this ASU to have a material impact on its financial statements.
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
Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) - In January 2015, the FASB issued ASU No. 2015-1, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”  This update eliminates the requirement for entities to identify extraordinary events and transactions, those being both unusual in nature and infrequent in occurrence, and separately classify, present and disclose such items.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016.  The Company did not have any extraordinary or unusual income statement items recorded for any periods presented and therefore, this ASU did not have a material impact on the Company's financial statements.
Presentation of Financial Statements - Going Concern (Subtopic 205-40) - In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern."  The amendments provide clarification on conditions and events that should be considered by management at each annual and interim reporting period in determining whether there exists substantial doubt as to an entity’s ability to continue as a going concern.  The guidance is effective for fiscal years and interim periods ending after December 15, 2016 with early adoption permitted.  The Company does not expect this ASU to have a material impact on its financial statements.
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
Revision
As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2015, an error to goodwill and foreign currency translation adjustment of $72.8 million occurred relating to the Arysta Acquisition and was corrected as an out-of-period adjustment in such quarterly report.  The Company subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million, and therefore further concluded that the previously reported information should be restated. The restatement was included in Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements (Unaudited), to the unaudited interim Condensed Consolidated Financial Statements included in the 2016 Q1 Form 10-Q. As a result of the restatement, the Company revised the foreign currency translation adjustment amount reported for the three months ended June 30, 2015 by $72.8 million

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

to reflect the effects of the restatement on the unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) and Condensed Consolidated Statement of Changes in Stockholders' Equity, as well as Note 12, Accumulated Other Comprehensive (Loss) Income, to the unaudited interim Condensed Consolidated Financial Statements.
2.  ACQUISITIONS OF BUSINESSES
OMG Malaysia Acquisition
On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments.
The Company acquired OMG Malaysia to further enhance its Performance Solutions segment. OMG Malaysia, which is highly-synergistic with the OMG Businesses, is included in the Company's Performance Solutions business segment.
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
OMG Acquisition
On October 28, 2015, Platform completed the OMG Acquisition for approximately $239 million in cash, net of acquired cash, and purchase price adjustments.
The Company acquired the highly-synergistic OMG Businesses to bolster its Performance Solutions business segment. OMG’s Electronic Chemicals business develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products. These businesses are included in the Company's Performance Solutions business segment.
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
The Company acquired Arysta to expand its presence in the agrochemical business, complementing the Agriphar and CAS Acquisitions. Arysta provides products and solutions utilizing globally managed patented and proprietary off-patent agrochemical AIs and biological solutions, or biosolutions, and off-patent agrochemical offerings. Biosolutions includes stimulants, or biostimulants, innovative nutrition and biological control, or biocontrol, products. Arysta is included in the Company's Agricultural Solutions business segment.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Acquisition Net Sales and Net Loss
Since the dates of their respective acquisitions, net sales contributed by the OMG Malaysia, Alent, OMG and Arysta Acquisitions for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
OMG Malaysia	$7.4	$—	$12.9	$—
Alent	229.4	—	449.0	—
OMG	25.8	—	53.0	—
Arysta	366.1	341.9	649.7	519.4
Total	$628.7	$341.9	$1,164.6	$519.4
The OMG Malaysia, Alent, OMG and Arysta Acquisitions had net income (losses) for the three and six months ended June 30, 2016 and 2015 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
OMG Malaysia	$1.8	$—	$1.1	$—
Alent	16.5	—	15.1	—
OMG	1.4	—	0.4	—
Arysta	(94.4)	(61.5)	(165.1)	(65.8)
Total	$(74.7)	$(61.5)	$(148.5)	$(65.8)
As the integration continues for (1) the OMG Malaysia, Alent and OMG Acquisitions within the Company's Performance Solutions business segment, and (2) the Arysta, CAS and Agriphar Acquisitions within the Agricultural Solutions segment, discrete results reported by these existing businesses are being effected by the integration process and are becoming less comparable to prior periods.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction costs incurred to acquire OMG Malaysia, Alent and the OMG Businesses, as well as the applicable amounts of identified assets acquired and liabilities assumed at the applicable acquisition date:

(amounts in millions)	OMG Malaysia	Alent	OMG Businesses
Consideration
Cash, net	$(1.3)	$1,507.0	$239.1
Equity instruments	—	231.4	—
Note receivable settlement	125.0	—	—
Total consideration	$123.7	$1,738.4	$239.1

Acquisition costs	$0.5	$29.4	$7.4

Identifiable assets acquired and liabilities assumed
Accounts receivable	$4.3	$177.4	$33.1
- less uncollectible	—	(1.8)	(1.6)
Accounts receivable - fair value	4.3	175.6	31.5
Inventories	6.4	116.1	13.2
Other current assets	0.2	29.3	1.6
Property, plant and equipment	4.7	192.2	35.1
Identifiable intangible assets	38.3	682.9	77.9
Other assets	—	38.3	0.2
Current liabilities	(3.5)	(181.8)	(21.5)
Non-current deferred tax liability	(10.0)	(139.6)	(13.6)
Other long term liabilities	—	(345.2)	(2.9)
Total identifiable net assets	40.4	567.8	121.5
Goodwill	83.3	1,170.6	117.6
Total purchase price	$123.7	$1,738.4	$239.1
The purchase accounting and purchase price allocation is complete for the OMG Acquisition. During the second quarter of 2016, the Company increased the environmental reserves by $1.5 million and reduced non-current accrued tax liability by $2.6 million, The collective impact of these adjustments resulted in a decrease of $1.1 million in goodwill.
The purchase accounting and purchase price allocation is substantially complete for the Alent Acquisition, with the exception of income taxes, environmental reserves and asset retirement obligations. The Company is still gathering information to finalize purchase accounting for the Alent Acquisition. During the second quarter of 2016, the Company updated the environmental reserves, non-current other liabilities and non-current deferred tax assets. The updates resulted increases of $25.6 million in environmental reserves and $2.8 million in non-current other liabilities. The collective impact of the adjustments above resulted in increases of $0.7 million in non-current deferred tax asset, with corresponding adjustments reflected in goodwill.
The purchase accounting and purchase price allocation is substantially complete for the OMG Malaysia, with the exception of intangible assets. During the second quarter of 2016, the Company updated the valuation of inventories, identifiable intangible assets and non-current deferred tax liability. The updated valuations resulted in decreases in inventories of $0.8 million and identifiable intangible assets of $20.7 million. The collective impact of the adjustments noted above resulted in a decrease of $5.1 million in non-current deferred tax liability, with corresponding adjustments reflected in goodwill.
All the measurement period adjustments noted above had an immaterial impact on the three and six months ended June 30, 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The excess of the respective cost of the OMG Malaysia, Alent and OMG Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed in connection with these acquisitions is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from these acquisitions. Of the $1.37 billion of goodwill recorded in connection with the OMG Malaysia, Alent and OMG Acquisitions, $113 million is expected to be deductible for tax purposes as result of the OMG Malaysia and OMG Acquisitions.
Identifiable intangible assets recorded in conjunction with the OMG Malaysia, Alent and OMG Acquisitions were as follows:

	OMG Malaysia		Alent			OMG Businesses		Total
(amounts in millions)	Fair Value	Weighted average useful life (years)	Fair Value		Weighted average useful life (years)	Fair Value	Weighted average useful life (years)	Fair Value	Weighted average useful life (years)
Customer lists	$35.0	25.0	$391.4		14.7	$49.0	24.3	$475.4	16.5
Developed technology	3.3	5.0	203.3		10.0	28.0	10.0	234.6	9.9
Tradenames	—	—	85.8	(1)	20.0	0.9	10.0	86.7	18.3
In process - R&D	—	—	2.4	(2)	—	—	—	2.4	—
Total	$38.3	23.3	$682.9		13.2	$77.9	19.0	$799.1	14.3
(1) Includes $81.4 million of indefinite-lived tradenames which have been excluded from the calculation of weighted average useful life.
(2) Excluded from the calculation of weighted average useful life.
Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three and six months ended June 30, 2016 and 2015 as if the OMG Malaysia, Alent and OMG Acquisitions had occurred on January 1, 2015, and the Arysta Acquisition had occurred on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Pro forma revenue	$921.6	$951.2	$1,748.3	$1,848.4
Pro forma net (loss) income attributable to stockholders	(8.1)	17.7	(127.3)	(46.7)
For the three and six months ended June 30, 2016, the Company incurred $1.4 million and $13.0 million of acquisition and integration expenses, respectively, related to the OMG Malaysia, Alent, OMG and Arysta Acquisitions, which have been reflected in the pro forma earnings above as if they had been incurred in 2015. In addition, for the three and six months ended June 30, 2015, the Company incurred acquisition and integration expenses of $4.9 million and $27.8 million, respectively, related to the Arysta Acquisition, which have been excluded from the June 30, 2015 pro forma earnings above. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2015, as well as the effect of the debt instruments used to fund the Arysta and Alent Acquisitions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	June 30, 2016	December 31, 2015
Finished goods	$365.8	$340.1
Work in process	43.8	28.5
Raw materials and supplies	163.1	148.9
Total inventory, net	$572.7	$517.5
In connection with Platform's various acquisitions, the value of inventory was increased at the respective dates of acquisition to reflect fair value. For the three months ended June 30, 2016 and 2015, $(0.3) million and $20.6 million, respectively, was recorded to "Cost of sales" in the interim Condensed Consolidated Statements of Operations based on inventory turnover of such acquisitions and purchase price adjustments. For the six months ended June 30, 2016 and 2015, $11.7 million and $56.7 million, respectively, was charged to "Cost of sales" in the interim Condensed Consolidated Statements of Operations based on inventory turnover of such acquisitions and purchase price adjustments.
As of June 30, 2016, the inventory fair value mark-up balance was fully amortized to zero, compared to a balance of $11.5 million at December 31, 2015.
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	June 30, 2016	December 31, 2015
Land and leasehold improvements	$107.4	$107.9
Buildings and improvements	137.1	143.8
Machinery, equipment, fixtures and software	297.5	276.8
Assets under capital lease
Land and buildings	8.0	6.4
Machinery and equipment	5.6	5.1
Total property, plant and equipment	555.6	540.0
Accumulated depreciation	(93.6)	(64.3)
Accumulated amortization of capital leases	(6.8)	(5.5)
Total accumulated depreciation and amortization	455.2	470.2
Construction in process	25.1	21.4
Property, plant and equipment, net	$480.3	$491.6
For the three months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $18.8 million and $13.7 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded depreciation expense of $37.0 million and $22.0 million, respectively.
In March 2016, the Company entered into a sale agreement for a long-lived asset with a net book value of $12.1 million in exchange for a cash payment of $9.3 million, net of estimated selling costs of $0.2 million. As a result, the Company reduced the net book value of the asset by $2.8 million, which was recorded in "Selling, technical, general and administrative expense" in the Condensed Consolidated Statements of Operations during the first quarter of 2016. The asset was subsequently sold during the second quarter of 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
December 31, 2015	$2,147.2	$1,874.7	$4,021.9
Addition from acquisitions	66.9	—	66.9
Purchase accounting adjustments	46.3	—	46.3
Other	—	(2.4)	(2.4)
Foreign currency translation	5.4	231.9	237.3
June 30, 2016	$2,265.8	$2,104.2	$4,370.0
The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $391 million and $360 million at June 30, 2016 and December 31, 2015, respectively.
During the six months ended June 30, 2016, the Company found no indications of impairment related to its goodwill and indefinite-lived intangible assets.
Intangible assets subject to amortization were as follows:

		June 30, 2016			December 31, 2015
(amounts in millions)	Weighted Average Useful Life (years)	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	18.3	$1,240.5	$(96.7)	$1,143.8	$1,297.2	$(184.0)	$1,113.2
Developed technology	11.7	2,002.9	(101.7)	1,901.2	2,260.9	(440.4)	1,820.5
Tradenames	8.1	22.2	(5.2)	17.0	24.2	(5.4)	18.8
Non-compete agreements	5.0	1.9	(0.8)	1.1	1.9	(0.5)	1.4
Total	14.1	$3,267.5	$(204.4)	$3,063.1	$3,584.2	$(630.3)	$2,953.9
For the three months ended June 30, 2016 and 2015, the Company recorded amortization expense on intangible assets of $66.6 million and $52.4 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense on intangible assets of $131 million and $92.2 million, respectively.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2016, a total of 373,434 shares of common stock had been issued and 2,738,885 awarded RSUs and stock options were outstanding under the 2013 Plan.

	Six Months Ended June 30, 2016
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2015	1,006,436	501,634	329,802	175,000
Granted	1,999,346	1,609,148	—	390,198
Exercised/Issued	(7,642)	(7,642)	—	—
Forfeited	(84,255)	(84,255)	—	—
Outstanding at June 30, 2016	2,913,885	2,018,885	329,802	565,198
Equity Classified Share Based Payments
During the six months ended June 30, 2016, the Company issued the following RSU grants following their approval by the Board:

	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
RSUs issued	1,609,148	$10.83	34.6
As of June 30, 2016, there were 723,878 RSUs outstanding with service vesting conditions and 310,775 RSUs outstanding with performance or market vesting conditions that will vest ratably over a weighed average service period of 2.9 years. In addition, certain other RSU grants outstanding at June 30, 2016 contain provisions for additional share awards if performance or market conditions are met at the end of the applicable vesting period. These conditions are generally based on return on invested capital (ROIC) or total shareholder return (TSR) targets. As of June 30, 2016, a total of 984,232 RSUs are subject to these provisions, with 408,489 and 575,743 RSUs containing provisions for ROIC and TSR targets, respectively. If all conditions of these awards are satisfied at the end of the applicable vesting period, an aggregate total of 1,559,975 additional RSUs could be potentially issued. The RSUs associated with these provisions have vesting periods that end between December 31, 2018 and December 1, 2020.
The Board had approved 166,667 RSUs under the 2013 Plan. These RSUs are subject to performance conditions that must be achieved in the applicable vesting year and include a multiplier of zero to 100% based upon adjusted EBITDA target benchmarks. As those target adjusted EBITDA benchmarks have not yet been established, these RSUs have been excluded from the above grant activity. The EBITDA target benchmarks are expected to be established in 2017 and 2018.
For the three months ended June 30, 2016 and 2015, total compensation expense associated with RSUs classified as equity totaled $1.7 million and zero, respectively. For the six months ended June 30, 2016 and 2015, total compensation expense associated with RSUs classified as equity totaled $2.6 million and $0.3 million, respectively.
Liability Classified Share Based Payments
On March 6, 2014, effective on June 12, 2014, which corresponds to the approval of the 2013 Plan by the Company's stockholders, the Board approved grants to certain employees totaling 329,823 RSUs that cliff vest on December 31, 2020. These RSUs are subject to an adjusted EBITDA performance condition and a share price market condition. Additionally, the number of shares of common stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. There were 329,802 RSUs associated with these grants outstanding as of June 30, 2016. The combined undiscounted maximum cash value of all liability-classified RSUs issued is approximately $7.1 million, which is being recognized as compensation expense over the period from grant to the vesting date.
For the three months ended June 30, 2016 and 2015, compensation expense associated with these awards totaled $0.1 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, compensation expense associated with these awards was zero and $1.4 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
During the six months ended June 30, 2016, the Company granted non-qualified stock options under the 2013 Plan as follows:

	Stock Options	Weighted average strike price	Weighted average grant date fair value
Stock options granted	390,198	$8.05	$4.35
All options granted during 2016 are subject to graded vesting over a three-year period and have contractual lives of ten years from the grant date. Fair value of the grants is calculated using the Black-Scholes option pricing model at the grant date.
The following table provides the range of assumptions used in valuing the option grants using the Black-Scholes option pricing method:

Black-Scholes Input Assumptions
Weighted average expected term (years)	6.0
Expected volatility	53.0%
Risk-free rate	1.52% to 1.56%
Expected dividend rate	—%
Fair value price	$4.32 to $4.81
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
For the three and six months ended June 30, 2016, the Company recognized compensation expense associated with stock options of $0.1 million and $0.2 million, respectively.
Long Term Cash Bonus Plan
The Company established the LTCB during the first quarter of 2015. As of June 30, 2016, the LTCB provides participants with the right to receive long-term cash bonuses totaling in the aggregate $10.5 million, a decrease of $4.8 million from December 31, 2015 due to forfeitures. Benefits under the plan vest over periods ranging from 36 to 62.5 months and include EBITDA performance targets, which are subject to appropriate and equitable adjustments by the compensation committee of the Board in order to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary. For the three months ended June 30, 2016 and 2015, compensation benefit associated with the LTCB totaled $0.1 million and $0.3 million, respectively. For the six months ended June 30, 2016 and 2015, compensation expense associated with the LTCB totaled $0.2 million and $0.8 million, respectively.
Employee Stock Purchase Plan
Effective March 6, 2014, the Board adopted the ESPP, which was approved by the Company’s stockholders on June 12, 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the ESPP. As of June 30, 2016, a total of 127,003 shares had been issued under the ESPP, and approximately 800 persons were eligible to participate in the ESPP. For the three months ended June 30, 2016 and 2015, compensation expense associated with the ESPP was zero. For the six months ended June 30, 2016 and 2015, compensation expense associated with the ESPP was $0.1 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(In millions)

7. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2016		2015		2016		2015
Pension & SERP Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic (benefit) cost:
Service cost	$—	$0.4	$—	$0.2	$—	$0.9	$—	$0.4
Interest cost on the projected benefit obligation	2.5	0.8	1.6	0.5	5.1	1.5	3.2	1.0
Expected return on plan assets	(2.9)	(0.7)	(2.4)	(0.5)	(5.8)	(1.3)	(4.8)	(1.0)
Amortization of prior service cost	—	0.2	—	—	—	0.3	—	—
Net periodic (benefit) cost	$(0.4)	$0.7	$(0.8)	$0.2	$(0.7)	$1.4	$(1.6)	$0.4

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2016		2015		2016		2015
Post-retirement Benefits:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic cost:
Interest cost on the projected benefit obligation	$0.1	$0.1	$0.1	$—	$0.2	$0.1	$0.2	$—
Net periodic cost	$0.1	$0.1	$0.1	$—	$0.2	$0.1	$0.2	$—
No pension service cost was recognized during the three and six months ended June 30, 2016 and 2015 under the Domestic Pension Plan, nor will there be in future periods, as benefits in the plan were frozen in connection with the MacDermid Acquisition.
The Company did not make any contributions to the pension plans or other post-retirement benefit plans during the three and six months ended June 30, 2016. The Company expects to make contributions totaling $6.3 million and $0.6 million to the pension and other post-retirement benefit plans, respectively, during 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, CAPITAL LEASES, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	June 30, 2016	December 31, 2015
Debt and Capital Lease Obligations
USD Senior Notes, due 2022, interest at 6.5%, net of unamortized premium and debt issuance costs of $18.1 million and $18.9 million at June 30, 2016 and December 31, 2015, respectively	$1,081.9	$1,081.1
EUR Senior Notes, due 2023, interest at 6.00%, net of debt issuance costs of $5.9 million and $6.1 million at June 30, 2016 and December 31, 2015, respectively	382.7	374.0
USD Senior Notes, due 2021, interest at 10.375%, net of debt issuance costs of $11.9 million and $12.5 million at June 30, 2016 and December 31, 2015, respectively	488.1	487.5
First Lien Credit Facility - U.S. Dollar Term Loans, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $61.6 million and $66.8 million at June 30, 2016 and December 31, 2015, respectively	2,622.8	2,631.3
First Lien Credit Facility - EURO Term Loans, due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $13.6 million and $14.9 million at June 30, 2016 and December 31, 2015, respectively	631.4	619.2
Borrowings under the Revolving Credit Facility, interest at LIBOR plus 3.00% at June 30, 2016	90.0	—
Borrowings under lines of credit, weighted average interest rate of 2.86% and 4.28% at June 30, 2016 and December 31, 2015, respectively	34.5	16.7
Other	17.3	18.5
Total debt and capital lease obligations	5,348.7	5,228.3
Less: current portion debt and capital lease obligations	(161.5)	(54.7)
Total long-term debt and capital lease obligations	$5,187.2	$5,173.6
The weighted average effective interest rate associated with debt outstanding at June 30, 2016, based on currently applicable interest rates, was 6.99%. This rate includes the effects of interest rate swaps, as well as the impact of deferred financing fees and original issue discount and premium amortization calculated using the effective interest method.
In August 2015, the Company entered into a series of pay fixed, receive floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €283 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)	Principal Payments
Year ending December 31,
2016 - remaining	$17.6
2017	34.8
2018	34.6
2019	34.5
2020	3,211.3
2021	500.5
Thereafter	1,489.9
Total	$5,323.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In order to fund our acquisition activity, we have incurred substantial indebtedness totaling $5.35 billion as of June 30, 2016, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.21 billion and primarily representing principal payments at maturity associated with all of our outstanding term loans under our Amended and Restated Credit Agreement, are due in 2020.  In addition, on April 20, 2017, we may also be required to repurchase, in consideration and exchange for shares of our common stock, each share of Series B Convertible Preferred Stock that has not been previously converted into shares of our common stock or automatically redeemed for cash. Upon such repurchase, we may also pay to holders of Series B Convertible Preferred Stock in cash a make-whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. This make-whole payment, which varies based on our stock price, corresponds to a maximum amount of $600 million. Based on Platform's common stock price of $8.88 as of June 30, 2016, this maximum make-whole payment would total approximately $404 million, assuming no impact from the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters. We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility, with current availability of $410 million, as well as availability under various lines of credit and overdraft facilities of $89.8 million. However, a combination of the make-whole payment to the holders of the Series B Convertible Preferred Stock, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be impacted by our ability to borrow additional funds, renegotiate existing debt and/or raise equity under terms that are favorable to us.
Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs our First Lien Credit Facility and our Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of our Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. As of June 30, 2016, our maximum borrowing capacity under our Amended and Restated Credit Agreement consisted (i) an aggregate principal amount of up to $250 million under our Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under our Revolving Credit Facility to be denominated in multicurrency.
Pursuant to the terms of the Amended and Restated Credit Agreement, each of the First Lien Credit Facility term loans bear interest at a rate per annum equal to the greater of 5.50% or LIBOR plus an adjusted eurocurrency rate, or 4.50% plus an adjusted base rate, calculated as set forth in the Amended and Restated Credit Agreement. Each tranche of term loans will mature on June 7, 2020.
Pursuant to the terms of the Amended and Restated Credit Agreement, loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. The Revolving Credit Facility will mature on June 7, 2019. Revolving loans and commitments held by revolving facility lenders who did not consent to any extension, will mature on June 7, 2018.
Certain domestic and foreign subsidiaries of the Company, including certain subsidiaries acquired in the Alent, Arysta and OMG Acquisitions, are guarantors under the Amended and Restated Credit Agreement, with certain of these subsidiaries having pledged collateral to secure the obligations incurred thereunder.
Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. A violation of this financial covenant can become an event of default under our Credit Facilities and result in the acceleration of all of our indebtedness. As of June 30, 2016, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with such debt covenants, had full availability of its unused borrowing capacity of $410 million under the Revolving Credit Facility.
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
The Amended and Restated Credit Agreement also contains a yield protection provision wherein the yield on any current indebtedness issued under the Amended and Restated Credit Agreement would be increased to within 50 basis points of the yield on any additional incremental term loan(s), in the event the incremental term loan(s) provided an initial yield, including original issue discount (OID), subject to the yield calculation provisions, as defined, is in excess of 50 basis points of the yield on existing term loan indebtedness.
Guarantees
The obligations of Platform and MacDermid, as borrowers, under the Amended and Restated Credit Agreement are guaranteed by current and future direct and indirect domestic subsidiaries. Certain of Platform's foreign subsidiaries also guarantee the obligations of MAS Holdings, NAIP, MacDermid Europe and MacDermid Funding with respect to the EURO Tranche C Term Loans. Pursuant to the Security Agreement, the Company's obligations under the Amended and Restated Credit Agreement are secured by a security interest in substantially all of the personal property, whether owned on the date of the Security Agreement, or entered into or acquired in the future, of Platform and MacDermid, as borrowers, and the guarantors listed in the Security Agreement, including the pledge by Platform, MacDermid and guarantors generally of 100% of the voting common stock and other equity interests in all of their respective domestic subsidiaries and 65% of the voting common stock and other equity interests in all of their respective directly owned non-domestic subsidiaries (in each case, whether existing on the date of the Security Agreement or entered into or acquired thereafter), subject to certain exceptions contained in the Amended and Restated Credit Agreement and the Security Agreement.
Lines of Credit and Other Debt Facilities
The Company carries a Revolving Credit Facility and various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of June 30, 2016 and December 31, 2015, the aggregate principal amount outstanding under such facilities totaled $125 million and $16.7 million, respectively. The Company also had letters of credit outstanding of $35.6 million and $40.0 million as of June 30, 2016 and December 31, 2015, respectively, of which $11.2 million and $11.0 million as of June 30, 2016 and December 31, 2015, respectively, reduce the borrowings available under the Revolving Credit Facility. As of June 30, 2016 and December 31, 2015, the availability under these facilities was approximately $500 million and $618 million, respectively, net of outstanding letters of credit.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $14.0 million and $46.3 million as of June 30, 2016 and December 31, 2015, respectively. Program income and expenses are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2016 and 2015, program income totaled $0.2 million and zero, respectively. For the six months ended June 30, 2016 and 2015, program income (expenses) totaled $0.2 million and $(0.2) million, respectively.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $270 million as of June 30, 2016. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, where the derecognition criteria have been met, totaled $58.9 million as of June 30, 2016. As of December 31, 2015, such transactions totaled $189 million. Account receivable balances related to arrangements not having met the derecognition criteria, where the risks and rewards of ownership have not been transferred, remain recorded in "Account receivable" and the related liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $31.3 million and $24.8 million as of June 30, 2016 and December 31, 2015, respectively. Factoring fees are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations and totaled $0.6 million and $0.5 million for the three months ended

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, factoring fees totaled $0.8 million and $1.2 million, respectively. As of June 30, 2016, the Company had additional capacity under its factoring arrangements of approximately $96.5 million, subject to the limitations outlined in its Credit Facilities and other agreements governing outstanding debt.
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
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, the currency in which the unaudited interim Condensed Consolidated Financial Statements are reported. As a result, the Company’s operating results are affected by foreign currency exchange rate volatility relative to the U.S. Dollar.
As of June 30, 2016, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with U.S. Dollars and Euro, with insignificant amounts traded with Japanese Yen. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at June 30, 2016 was approximately $307 million, all of which have settlement dates within one year. The following table details the Company's significant outstanding foreign exchange derivative contracts:

(in millions)	Traded against USD		Traded against EUR (USD equivalent)
Currency	Purchasing	Selling	Purchasing	Selling
Euro (EUR)	$67.8	$52.4	$—	$—
Brazilian Real (BRL)	22.9	89.1	—	—
British Pound (GBP)	13.1	—	4.1	—
Japanese Yen (JPY)	12.4	28.4	1.6	1.7
Taiwan Dollar (TWD)	12.9	—	—	—
Other	0.3	—	—	—
Total	$129.4	$169.9	$5.7	$1.7
The change in the net fair value of the foreign currency forward contracts is recorded in "Loss on derivative contracts" in the accompanying Condensed Consolidated Statements of Operations.
Interest Rates
In August 2015, the Company entered into a series of pay fixed, receive floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €283 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.

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
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $29.0 million and $16.5 million as of June 30, 2016 and December 31, 2015, respectively. All contracts outstanding at June 30, 2016 have delivery dates within the next nine months. The change in the net fair value of the commodities futures contracts is recorded in "Loss on derivative contracts" in the accompanying Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional of the embedded derivative, have been recorded in "Inventory" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $12.1 million and $13.0 million at June 30, 2016 and December 31, 2015, respectively. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and totaled $0.9 million and zero at June 30, 2016 and December 31, 2015, respectively.
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	Liabilities Balance Sheet location
Interest rate swaps	Accrued expenses and other current liabilities	$(10.6)	$—
Interest rate swaps	Other long-term liabilities	(18.8)	(12.5)

Derivatives not designated as hedging instruments:	Assets Balance Sheet location
Foreign exchange and metals contracts	Prepaid expenses and other current assets	5.4	1.1
Foreign exchange contracts	Other Assets	—	1.0
	Liabilities Balance Sheet location
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	(21.9)	(1.0)
Net derivative contract liability		$(45.9)	$(11.4)
The Company recorded unrealized losses of $8.8 million and $22.7 million for the three and six months ended June 30, 2016, respectively, in "Other comprehensive income (loss)" related to interest rate swaps. There was no such activity during the three and six months ended June 30, 2015. The interest rate swaps were deemed highly effective with no ineffective portions for cash flow hedge accounting purposes during the six months ended June 30, 2016. For the three and six months ended June 30, 2016, the Company reclassified $3.0 million and $5.9 million, respectively, of unrealized losses associated with the interest rate swaps from "Accumulated other comprehensive income" to "Interest expense, net." During the next twelve months, the Company expects to reclassify $10.6 million from "Accumulated Other Comprehensive Income" to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three months ended June 30, 2016 and 2015, the Company recorded realized and unrealized losses of $5.4 million and $1.4 million in "Loss on derivative contracts" in the Condensed Consolidated Statements of Operations related to foreign exchange and metals derivative contracts. For the six months ended June 30, 2016 and 2015, the Company recorded realized and unrealized losses of $10.7 million and $1.4 million, respectively, related to foreign exchange and metals contracts.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an International Swaps and Derivatives Association (ISDA) or similar agreement. The right to set-off within these agreements is limited to certain termination events, such as bankruptcy or default of either party to the agreement. The Company has made an accounting policy decision not to offset and reports gross derivative asset and liability balances in the Condensed Consolidated Balance Sheets.
The following table presents recognized foreign currency exchange forward and metal future derivative contracts that are subject to master netting arrangements but not offset, as at June 30, 2016, and shows in the "Net" column what the net impact would be on the Company's Condensed Consolidated Balance Sheets if all set-off rights were exercised:

Financial assets	Amounts offset			Amounts not offset		Net
June 30, 2016	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$4.4	$—	$4.4	$(2.0)	$—	$2.4

Financial liabilities	Amounts offset			Amounts not offset		Net
June 30, 2016	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative liabilities	$19.1	$—	$19.1	$(1.8)	$(2.5)	$14.8
Paid cash collateral to counterparties is recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$17.2	$1.0	$16.2	$—
Available for sale equity securities	2.4	1.8	0.6	—
Derivatives	5.4	—	5.4	—
Total	$25.0	$2.8	$22.2	$—
Liability Category
Long-term contingent consideration	$74.8	$—	$—	$74.8
Derivatives	51.3	—	51.3	—
Total	$126.1	$—	$51.3	$74.8

		Fair Value Measurement Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$59.4	$2.9	$56.5	$—
Available for sale equity securities	6.6	5.8	0.8	—
Derivatives	2.1	—	2.1	—
Total	$68.1	$8.7	$59.4	$—
Liability Category
Long-term contingent consideration	$70.7	$—	$—	$70.7
Derivatives	13.5	—	13.5	—
Total	$84.2	$—	$13.5	$70.7
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
Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held and, accordingly, are classified as Level 1 assets. Level 2 equity securities are measured using quoted prices for similar instruments in active markets. Available for sale securities are included in "Other assets" in the Condensed Consolidated Balance Sheets.

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
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 0.96% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Changes in the fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.7 million. Relative to the EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by a range of approximately $2.9 million to $3.2 million.
The following table provides a reconciliation of the beginning and ending balances for the six months ended June 30, 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(amounts in millions)	Long-term contingent consideration
Fair value measurements using significant unobservable inputs (Level 3)	June 30, 2016
Balance at December 31, 2015	$70.7
Changes in fair value	4.1
Purchases, sales and settlements (1)	—
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at June 30, 2016	$74.8
(1) There were no purchases, sales or settlements during the six months ended June 30, 2016.
The Company consistently applies its policy for transfers between fair value hierarchy levels as disclosed in the Company's Annual Report. There were no significant transfers between the fair value hierarchy levels for the six months ended June 30, 2016.
Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations:

(amounts in millions)	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Senior Notes, due 2022	$1,081.9	$970.8	$1,081.1	$946.3
EUR Senior Notes, due 2023	382.7	329.6	374.0	326.7
USD Senior Notes, due 2021	488.1	505.0	487.5	500.0
First Lien Credit Facility - U.S. Dollar Term Loans	2,622.8	2,641.9	2,631.3	2,603.6
First Lien Credit Facility - EURO Term Loans	631.4	638.7	619.2	624.3
Capital lease obligations	5.2	5.2	5.5	5.3
Total	$5,212.1	$5,091.2	$5,198.6	$5,006.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The following methods and assumptions were used to estimate the fair value of the Company’s long-term debt:
Long-term Debt Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." As of June 30, 2016 and December 31, 2015, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. The Board has also designated 600,000 of those shares as "Series B Convertible Preferred Stock," which are redeemable and are presented in the mezzanine section of the Company's Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, a total of 600,000 shares of Series B Convertible Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares, $646 million, was recognized as "Redeemable preferred stock – Series B" in the Condensed Consolidated Balance Sheets. At any time, the Arysta Seller may convert these shares into common stock of Platform at a conversion price of $27.14. Additionally, any shares that have not previously been converted will be automatically redeemed at a $1,000 redemption price in the event of certain mergers or consolidations, the sale of all or substantially all of the Company’s assets or subsidiaries, the sale of certain subsidiaries of the Company or the approval of any plan for the dissolution, liquidation or termination of the Company by its stockholders. Pursuant to the terms of the Arysta share purchase agreement, on April 20, 2017, the Company may be required to repurchase, in consideration and exchange for Platform's shares of common stock, each share of Series B Convertible Preferred Stock that has not been previously converted into shares of common stock of Platform, or automatically redeemed for cash as described above at the $1,000 redemption price payable in shares of the Company's common stock (22,107,590 shares of common stock valued at $27.14 per share). Upon such repurchase, the Company may also pay to holders of Series B Convertible Preferred Stock in cash a make-whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. To the extent the Arysta Seller continues to own shares of Series B Convertible Preferred Stock, then, if as a result of the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements, the Arysta Seller is obligated to make a payment to us, we may offset any make-whole payment due to the Arysta Seller by any such amount due from the Arysta Seller. If such make whole payment is less than the amount resolved in connection with this arbitration matter, the deficit will be due from the Arysta Seller. Based on Platform's common stock price of $8.88 as of June 30, 2016, the maximum potential make whole payment would total approximately $404 million, assuming no impact from the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters. The holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock of Platform or automatically redeemed for cash by Platform.
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
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015 and will continue to be until such time as it is fully converted into shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 766,862 shares have been issued as of June 30, 2016.
For the three months ended June 30, 2016 and 2015, approximately $(1.5) million and $2.0 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.21% and 6.36% at June 30, 2016 and 2015, respectively.
For the six months ended June 30, 2016 and 2015, approximately $(2.7) million and $1.2 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at March 31, 2016	$(577.8)	$(26.3)	$0.8	$(19.1)	$34.7	$(587.7)
Other comprehensive income (loss) before reclassifications, net	131.0	—	(1.2)	(8.8)	(10.0)	111.0
Reclassifications, pretax	—	—	—	3.0	—	3.0
Tax benefit reclassified	—	—	—	—	—	—
Balance at June 30, 2016	$(446.8)	$(26.3)	$(0.4)	$(24.9)	$24.7	$(473.7)

	Six Months Ended June 30, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)
Other comprehensive income (loss) before reclassifications, net	452.5	—	(1.6)	(22.7)	(21.7)	406.5
Reclassifications, pretax	—	—	—	5.9	—	5.9
Tax benefit reclassified	—	—	—	—	—	—
Balance at June 30, 2016	$(446.8)	$(26.3)	$(0.4)	$(24.9)	$24.7	$(473.7)

	Three Months Ended June 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at March 31, 2015 (as restated)	$(474.7)	$(15.4)	$—	$—	$15.1	$(475.0)
Other comprehensive income (loss) before reclassifications, net (as restated)	88.7	—	0.3	—	(1.6)	87.4
Reclassifications, pretax	—	—	—	—	—	—
Tax expense reclassified	—	—	—	—	—	—
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)

	Six Months Ended June 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive (loss) income before reclassifications, net	(263.8)	—	0.2	—	7.1	(256.5)
Reclassifications, pretax	—	—	—	—	—	—
Tax expense reclassified	—	(0.5)	—	—	—	(0.5)
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.  EARNINGS PER SHARE
A computation of the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016 and 2015 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions, except per share amounts)	2016	2015	2016	2015
Net loss attributable to common stockholders	$(8.8)	$(12.2)	$(143.6)	$(38.9)

Basic weighted average common stock outstanding	229.6	192.8	229.5	192.3
Share adjustments (1)	—	—	—	—
Dilutive weighted average common stock outstanding	229.6	192.8	229.5	192.3
Loss per share attributable to common stockholders:
Basic	$(0.04)	$(0.06)	$(0.63)	$(0.20)
Diluted	$(0.04)	$(0.06)	$(0.63)	$(0.20)

Dividends per share paid to common stockholders	$—	$—	$—	$—
(1) For the three and six months ended June 30, 2016 and 2015, no share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.
For the three and six months ended June 30, 2016 and 2015, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. These securities may become dilutive in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2016	2015	2016	2015
Shares contingently issuable to Founder Entities as stock dividend on Series A Preferred Stock	—	2,789	—	2,789
Shares issuable upon conversion of PDH Common Stock	8,014	8,213	8,033	8,213
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock	22,108	22,108	22,108	16,733
Shares contingently issuable for the contingent consideration	8,490	1,347	8,599	1,333
Stock options	—	69	—	79
RSUs	144	161	72	89
Shares issuable under the ESPP	2	—	2	—
	40,758	36,687	40,814	31,236
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total rent expense for operating leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Rent expense	$10.0	$6.1	$19.1	$10.4
Minimum non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Payment
As of June 30, 2016
2016, remaining	$18.0
2017	25.4
2018	16.8
2019	11.6
2020	9.7
2021	8.8
Thereafter	26.1
Total minimum non-cancelable operating lease commitments	$116.4
The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.
15. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized AROs for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs.
As of June 30, 2016 and December 31, 2015, the Company's ARO reserves, included in other short and long-term liabilities in the Condensed Consolidated Balance Sheets, totaled $20.9 million and $17.5 million, respectively.
Changes in the Company’s AROs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
AROs, beginning of period	$18.3	$17.4	$17.5	$18.5
Acquisitions	2.8	0.4	2.8	0.4
Accretion expense	0.4	0.2	0.6	0.5
Remeasurements	—	(0.7)	0.1	(0.7)
Payments	(0.3)	—	(0.5)	—
Foreign currency adjustments	(0.3)	0.4	0.4	(1.0)
AROs, end of period	$20.9	$17.7	$20.9	$17.7

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
Remediation activities vary substantially in duration and cost from site to site. These activities, and their associated costs, depend on the mix of unique site characteristics, evolving remediation technologies, diverse regulatory agencies and enforcement policies, as well as the presence or absence of PRPs.
In particular, the Company has reserved approximately $47.3 million primarily related to potential liability in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent, which the Company acquired in December 2015. These sites are in various stages of environmental management: at some sites, the work is in the early stages of assessment and investigation, while at others, the clean-up remedies have been implemented and the remaining work consists of monitoring the integrity of those remedies. These sites include, but are not limited to, federal or state Superfund sites. Because the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability, a governmental plaintiff could seek to recover all remediation costs at any such site from any of the PRPs for such site, including the Company, despite the involvement of other PRPs. The Company is one of several identified PRPs in the aforementioned Superfund sites. The Company believes that the liability associated with these sites has been apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy.
The Company does not currently anticipate any material losses in excess of the reserve amount recorded. However, it is possible that new information about these sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters. As the settlement of many of the obligations for which provision is made is subject to legal or other regulatory process, the timing of the associated cash outflows is subject to some uncertainty, but the majority of the amounts provided are expected to be utilized over the next five to ten years.
As of June 30, 2016 and December 31, 2015, the Company's environmental reserves totaled $50.6 million and $25.7 million, respectively. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. As of June 30, 2016 and December 31, 2015, the Company has reserved approximately $9.6 million and $6.5 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. In September 2014, Agricola Colonet, SA de CV filed a complaint with the 1st Civil Court in San Quintin (Baja California) where it alleged that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 186 million ($10.2 million, based on the MXN/ USD exchange rate of 0.0547 on June 30, 2016). The Company is also aware of a related complaint filed in June 2016 in the U.S. District Court for the Southern District of California by Fresh Pac International, Inc. and naming the Company as a defendant, although the Company has not yet been served with the complaint.  In the complaint, Fresh Pac International Inc. claims to be a distributor of produce for Agricola Colonet, SA de CV and seeks in excess of $6.0 million in damages allegedly sustained in connection with the events that appear to form the basis of the claim by Agricola Colonet SA de CV.  The Company believes that it has adequate defenses and intends to vigorously defend against these claims. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In March 2013, a claim was filed against Arysta LifeScience Corporation, a subsidiary of the Company, relating to a purchasing optimization agreement entered into in 2011 between Arysta LifeScience Corporation and a consulting firm. The agreement provided for an incentive fee to be paid to the plaintiff based upon savings to Arysta resulting from the plaintiff's work. In addition to fees already received, the plaintiff claims damages, which the Company considered to be immaterial. The Company believes this claim was without merit and that the fees already paid under the agreement exceeded or were equal to the fees owed to the plaintiff. An arbitration hearing was conducted in May 2014, and in May 2015 the tribunal published a partial award, ruling on various issues of principle, but declining to calculate an award amount, rather asking the parties to attempt to agree upon a calculation reflecting the decisions of the tribunal set out in the award. In April 2016, the tribunal awarded the plaintiff $0.1 million pursuant to the agreement. In addition, the tribunal ordered the plaintiff to pay to Arysta LifeScience Corporation the amount of $0.6 million, which represents a portion of Arysta LifeScience Corporation's total legal costs, with each party bearing 50% of the arbitration costs. Finally, the tribunal dismissed any and all other claims in this arbitration. The time period available to the plaintiff under the arbitration rules to seek to "correct" the award has expired, with no such attempt by the plaintiff. The plaintiff may seek to vacate the award in a judicial proceeding, but the Company believes there are no grounds for any such action.
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock.  To the extent that the aggregate value of such shares is less than $600 million (based on a 10-day volume weighted average price), then such shortfall would be payable in cash by Platform. As previously disclosed, such shortfall would be reduced by a portion, or all, of the amount for which the March 2013 arbitration matter described in the preceding paragraph may be resolved. In light of the resolution of this matter as described above, such shortfall reduction is expected to be immaterial.
In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.6 million, based on the BRL/USD exchange rate of 0.3112 on June 30, 2016), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($22.1 million, based on the BRL/USD exchange rate of 0.3112 on June 30, 2016). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($120 million, based on the BRL/USD exchange rate of 0.3112 on June 30, 2016) for health problems allegedly contracted as a result of their employment at the incineration site.

From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 79.2 million ($24.7 million, based on the BRL/USD exchange rate of 0.3112 on June 30, 2016). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
In July 2014, a federal court jury in the U.S. District Court for the District of Connecticut found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. The court entered a judgment in the amount of approximately $64.7 million. Cortron, Inc. has appealed the verdict. Accordingly, MacDermid Printing Solutions LLC’s ability to collect on the judgment is uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid related to a patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily find against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours has appealed the summary judgment and accordingly, the final judgment remains uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
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
In March and April 2016, a class action lawsuit entitled Dillard v. Platform Specialty Products Corporation, et al. and a shareholder derivative action entitled Tuttelman v. Platform Specialty Products Corporation, et al., respectively, were filed against Platform, certain of its former and current executive officers and, in the case of the derivative action, its directors in the U.S. District Court for the Southern District of Florida alleging that the defendants made material false and misleading statements relating to the Company's business, operational and compliance policies in light of certain matters discovered and reported by the Company itself in connection with a Company internal investigation into certain past business practices of the Company's Arysta West Africa business, as disclosed herein and in the Annual Report. In June 2016, the shareholder derivative action was dismissed by the Court. On June 29, 2016, the Court appointed joint lead plaintiffs in the class action lawsuit, and on July 20, 2016, the plaintiffs filed an amended complaint with an expanded class period but stating substantially similar claims to those contained in the original complaint.  The class action lawsuit, which remains pending, is seeking unspecified damages. The Company believes this proceeding is without merit and intends to defend it vigorously.
16. INCOME TAXES
For the three months ended June 30, 2016 and 2015, income tax (expense) benefit totaled $(26.9) million and $0.2 million, respectively. The Company's effective tax rate in the second quarter of 2016 was 143.1% on pre-tax income of $18.8 million, compared to an effective tax rate of 2.7% on pre-tax losses of $9.3 million in the second quarter of 2015. The difference between the statutory and effective tax rates for the three months ended June 30, 2016 principally relates to the recognition of a $21.7 million valuation allowance on current quarter losses that may not be recoverable for U.S. and foreign companies.
For the six months ended June 30, 2016 and 2015, income tax expense totaled $45.3 million and $24.5 million, respectively. The Company's effective tax rate for the six months ended June 30, 2016 was (46.7)% on pre-tax losses of $97.1 million, compared to an effective tax rate of (224.7)% on pre-tax losses of $10.9 million for the six months ended June 30, 2015. The difference between the statutory and effective tax rates for the six months ended June 30, 2016 principally relates to the recognition of an $81.4 million valuation allowance on current period losses that may not be recoverable for U.S. and foreign companies.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of unrecognized tax benefits was $162 million and $112 million at June 30, 2016 and December 31, 2015, respectively, of which $91.7 million, if recognized, would reduce the Company's effective tax rate. The increase of unrecognized tax benefits during the period is mainly attributable to the Alent acquisition. Based on an analysis of the information that existed as of the acquisition date, the Company recorded an uncertain tax liability of $44.5 million in purchase accounting related to certain acquired net operating losses. Accrued interest and penalties related to unrecognized tax benefits were $18.3 million and $17.5 million at June 30, 2016 and December 31, 2015, respectively. The Company recognized interest and penalties of $0.5 million and $0.4 million related to unrecognized tax benefits in the income tax provision for the six months ended June 30, 2016 and 2015, respectively. The unrecognized tax benefits could be reduced by $7.3 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.
17. RELATED PARTY TRANSACTIONS
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.21% at June 30, 2016 and 6.25% at December 31, 2015.
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the term. For each of the three month periods ended June 30, 2016 and 2015, the Company incurred advisory fees under the agreement totaling $0.5 million. For each of the six month periods ended June 30, 2016 and 2015, the Company incurred advisory fees under the agreement totaling $1.0 million.
18. RESTRUCTURING
The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of the Company's segments:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions	$6.2	$1.4	$10.4	$2.9
Agricultural Solutions	0.9	10.7	1.8	10.8
Total restructuring	$7.1	$12.1	$12.2	$13.7
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
As of June 30, 2016 and December 31, 2015, restructuring liabilities totaled $0.2 million and $1.1 million, respectively, and were included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Cost of sales	$—	$1.2	$(0.4)	$1.2
Selling, technical, general and administrative	7.1	10.9	12.6	12.5
Total restructuring	$7.1	$12.1	$12.2	$13.7
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
Performance Solutions - The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling. Its products include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids and photopolymers. Performance Solutions products are sold worldwide. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance. Within this segment, the Company provides specialty chemicals to the following industries: Electronics, Electronics Assembly Materials, Commercial Packing and Printing, Industrial, and Offshore. For the Electronics industry, the segment designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of the printed circuit boards and other electronic components they manufacture. For the Electronics Assembly Materials industry, the segment develops, manufactures and sells innovative interconnected materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging. For the Commercial Packaging and Printing industries, the segment produces photopolymers, through an extensive line of flexographic plates, which are used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, the segment also produces photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. For the Industrials, the segment's dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process. For the Offshore industry, the segment produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
Agricultural Solutions - The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. It offers to growers diverse crop-protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. The segment also offers a wide variety of proven biosolutions, including biostimulants, innovative nutrition and biocontrol products.  It emphasizes farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals. Its Global Value Added Portfolio, or GVAP, consists of agrochemicals in the fungicides, herbicides, insecticides and seed treatment categories, based on patented or proprietary off-patent AIs.  Its Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. The segment considers its GVAP and GBP offerings to be key pillars for sustainable growth.  In addition, the segment offers regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Net Sales (from external customers):
Performance Solutions	$438.0	$181.5	$858.0	$361.8
Agricultural Solutions	483.6	493.6	887.4	848.1
Consolidated net sales	$921.6	$675.1	$1,745.4	$1,209.9
Adjusted EBITDA:
Performance Solutions	$97.9	$54.0	$180.8	$102.8
Agricultural Solutions	95.0	113.8	180.5	197.0
Adjusted EBITDA	$192.9	$167.8	$361.3	$299.8
The following table reconciles Adjusted EBITDA to Net loss attributable to common stockholders:

	Three months ended June 30,		Six months ended June 30,
(amounts in millions)	2016	2015	2016	2015
Net loss attributable to common stockholders	$(8.8)	$(12.2)	$(143.6)	$(38.9)
Net income attributable to the non-controlling interests	0.7	3.1	1.2	3.5
Income tax expense (benefit)	26.9	(0.2)	45.3	24.5
Net income (loss) before income taxes and non-controlling interests	18.8	(9.3)	(97.1)	(10.9)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense, net	97.4	51.1	191.2	90.5
Depreciation expense	18.8	13.7	37.0	22.0
Amortization expense	66.6	52.5	131.0	92.2
Long-term compensation issued in connection with acquisitions	0.1	0.2	0.4	1.7
Restructuring expenses	7.1	12.1	12.2	13.7
Manufacturer's profit in inventory purchase accounting adjustments	(0.3)	20.6	11.7	56.7
Acquisition and integration costs	5.2	24.1	24.2	55.4
Non-cash change in fair value of contingent consideration	1.3	0.9	4.1	3.6
Legal settlements	(2.8)	(16.0)	(2.8)	(16.0)
Foreign exchange (gains) losses on foreign denominated external and internal debt	(19.3)	17.9	46.8	(6.1)
Other expense (income)	—	—	2.6	(3.0)
Adjusted EBITDA	$192.9	$167.8	$361.3	$299.8
20. SUBSEQUENT EVENTS
On July 12, 2016, the Company filed with the SEC a shelf registration statement on Form S-3 under which the Company may issue up to $1.00 billion of securities, including common stock, preferred stock and debt securities. The shelf registration statement was declared effective by the SEC on July 26, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Platform generally identifies forward-looking statements by words such as “plans,” “expects,” “is expected,” “is subject to,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes,” “targets,” “aims,” “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's Annual Report, Part II, Item 1A of Platform's quarterly report on Form 10-Q for the three months ended March 31, 2016 and this Quarterly Report, in each case under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Also, historical results are not necessarily indicative of the results expected for any future period. You are advised to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
The following “Executive Overview” section is a brief summary of our recent developments, business, past acquisitions and certain significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should read the relevant portions of this section for a complete discussion of the events and items summarized below.
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
Our strategy is to acquire and maintain leading positions in niche sectors of high-growth markets. As our name “Platform Specialty Products Corporation” implies, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing extensive resources to research and development and highly technical customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent. To date, we have completed seven acquisitions: the MacDermid Acquisition on October 31, 2013; the Agriphar Acquisition on October 1, 2014; the CAS Acquisition on November 3, 2014; the Arysta Acquisition on February 13, 2015; the OMG Acquisition on October 28, 2015; the Alent Acquisition on December 1, 2015 and the OMG Malaysia Acquisition on January 31, 2016.
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
We believe that the fragmented nature of the specialty chemical products market will continue to provide significant opportunities for growth. We also believe that our combined company provides a strong platform on which to grow our business and expand our market shares in key geographic markets, particularly in emerging markets. We expect that the Acquisitions will enhance our growth by extending our products' breadth, developing higher-margin products and growing internationally. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations. Our goal is to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration and customer education can add value for our customers.
On July 12, 2016, we filed with the SEC a shelf registration statement on Form S-3 under which we may issue up to $1.00 billion of securities, including common stock, preferred stock and debt securities. The shelf registration statement was declared effective by the SEC on July 26, 2016.
John E. Capps joined Platform on May 31, 2016 as Executive Vice President, General Counsel and Secretary. Before joining Platform, Mr. Capps was Executive Vice President - Administration, General Counsel and Secretary of Jarden Corporation, a Fortune 500 broad-based consumer products company, where he served until April 2016 when Jarden Corporation merged with Newell Brands Inc. Previously, Mr. Capps worked with American Household, Inc., which was acquired by Jarden Corporation in January 2005, and as a private lawyer with the firm Sullivan & Cromwell LLP.
As previously disclosed in our Annual Report, in connection with the implementation of our internal controls, policies and procedures at Arysta, a newly acquired subsidiary, following our acquisition of that business we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate.  We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA.  We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and we are fully cooperating with these governmental authorities as the investigation continues and as they review the matter. Although the internal investigation is still ongoing at the time of this Quarterly Report, based on the results to date, management does not currently believe that the amount of the payments in question, or any revenue or operating income related to those payments, are material to our business, results of operations, financial condition or liquidity.
Acquisitions
OMG Malaysia Acquisition
On January 31, 2016, we completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments.
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
We financed the Alent Acquisition with (i) available cash on hand, (ii) the proceeds from the November 2015 Notes Offering of $500 million aggregate principal amount of 10.375% USD Notes due 2021, and (iii) additional borrowings of $1.05 billion (less original issue discount of 2%) and approximately €300 million (less original discount of 2%) under our First Lien Credit Facility, and $115 million under our U.S. Dollar Revolving Credit Facility.
OMG Acquisition
On October 28, 2015, we completed the OMG Acquisition for a total purchase price of approximately $239 million in cash, net of acquired cash, and purchase price adjustments.
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

We financed the Arysta Acquisition with the proceeds from (i) available cash on hand, (ii) the offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 denominated in U.S. Dollars and €350 million aggregate principal amount of 6.00% EUR Notes due 2023 denominated in Euros (plus original issue premium of $1.0 million), and (iii) additional borrowings of $500 million (less original issue discount of 1%) and €83 million (less original discount of 2%) under our First Lien Credit Facility, and an additional $160 million under our U.S. Dollar Revolving Credit Facility.
Our Business
We generate revenue through the formulation and sale of our dynamic chemistries to our customers through our extensive global network of specially trained service personnel. Our personnel work closely with our customers to ensure that the chemical composition and function of our dynamic chemistries are maintained as intended.
While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers, which grants us an advantage in retaining customers and maintaining our market positions.
Business Segments
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. The reporting segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for the purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president, who reports to the CODM.
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
Results of Operations
The following table summarizes the results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Net sales	$921.6	$675.1	$1,745.4	$1,209.9
Cost of sales	541.0	406.5	1,008.8	734.2
Gross profit	380.6	268.6	736.6	475.7
Selling, technical, general and administrative	265.2	206.2	549.2	398.2
Research and development	20.5	18.4	40.4	31.3
Operating profit	94.9	44.0	147.0	46.2
Interest expense, net	(97.4)	(51.1)	(191.2)	(90.5)
Other income (expense)	21.3	(2.2)	(52.9)	33.4
Income tax (expense) income	(26.9)	0.2	(45.3)	(24.5)
Net loss	$(8.1)	$(9.1)	$(142.4)	$(35.4)
In addition, our other comprehensive income increased by $26.6 million and $669.4 million for the three and six months ended June 30, 2016 and 2015, driven primarily by changes in foreign currency translation resulting from the weakening Brazilian Real and British Pound, offset in part by a strengthening Japanese Yen relative to the U.S.Dollar.
The following table summarizes the results of operations for the three and six months ended June 30, 2016 and 2015 by reportable segment:

(amounts in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Performance Solutions	2016	2015	2016	2015
Net sales	$438.0	$181.5	$858.0	$361.9
Cost of sales	242.6	86.4	484.9	172.6
Gross profit	195.4	95.1	373.1	189.3
Selling, technical, general and administrative	127.6	53.2	251.6	108.5
Research and development	11.4	5.9	23.5	11.5
Operating profit	$56.4	$36.0	$98.0	$69.3

Agricultural Solutions
Net sales	$483.6	$493.6	$887.4	$848.1
Cost of sales	298.4	320.1	523.9	561.6
Gross profit	185.2	173.5	363.5	286.5
Selling, technical, general and administrative	119.8	128.0	235.8	235.8
Research and development	9.1	12.5	16.9	19.8
Operating profit	$56.3	$33.0	$110.8	$30.9

Non-U.S. GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are "non-U.S. GAAP financial measures" within the meaning of Item 10 of Regulation S-K. Such non-U.S. GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the the OMG Malaysia, Alent and OMG Acquisitions for all periods presented and changes in foreign currency translations. We believe these non-U.S. GAAP financial measures provide useful information about our operating performance by excluding certain items that we believe are not representative of our business and including other items that we believe are useful in evaluating our business. We also believe that these financial measures provide investors with measures that allow them to more readily assess our performance, including, among other things, giving investors additional information regarding our organic performance without giving effect to the OMG Malaysia, Alent and OMG Acquisitions and the impact of translating foreign currencies into U.S. Dollars and the impact of currency rate changes on foreign currency denominated transactions. However, these non-U.S. GAAP financial measures should be considered in addition to, and not a substitute for, the financial information that we report in accordance with U.S. GAAP.
The adjustments for the OMG Malaysia, Alent and OMG Acquisitions were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(amounts in millions)	2016	2016
Net sales	$262.6	$514.9
Cost of sales	158.8	323.2
Gross profit	103.8	191.7
Selling, technical, general and administrative	69.5	140.2
Research and development	6.6	13.5
Operating profit	27.7	38.0
The adjustments for changes in foreign currency translations consisted of converting our current-period local currency financial results into U.S. Dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The weakening Brazilian Real, South African Rand and Mexican Peso most notably contributed to the year-over-year and quarter-over results, offset in part by the strengthening Japanese Yen.
We believe that these adjustments provide a more meaningful basis of comparison of our results on a year-over-year basis, consistent with how we evaluate our performance.
Three and six months ended June 30, 2016 versus the three and six months ended June 30, 2015.
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Net sales	$921.6	$675.1	$1,745.4	$1,209.9
For the three months ended June 30, 2016, net sales totaled $922 million, representing an increase of $247 million, or 36.5%, as compared to the same period in 2015. For the six months ended June 30, 2016, net sales totaled $1.75 billion, representing an increase of $536 million, or 44.3%, as compared to the same period in 2015.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$246.5	36.5%	$535.5	44.3%
- acquisitions	(262.6)	(38.9)%	(514.9)	(42.6)%
- foreign currency translation	27.7	4.1%	67.3	5.6%
Change, adjusted for acquisitions and foreign currency translation	$11.6	1.7%	$87.9	7.3%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $11.6 million, or 1.7%. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $87.9 million, or 7.3%.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Net sales	$438.0	$181.5	$858.0	$361.9
- acquisitions	(262.6)	—	(514.9)	—
- foreign currency translation	3.7	—	10.7	—
Net sales, adjusted for acquisitions and foreign exchange	$179.1	$181.5	$353.8	$361.9

Agricultural Solutions
Net sales	$483.6	$493.6	$887.4	$848.1
- foreign currency translation	24.0	—	56.6	—
Net sales, adjusted for acquisitions and foreign exchange	$507.6	$493.6	$944.0	$848.1
Performance Solutions' net sales in the second quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $179 million, representing a decrease of $2.4 million, or 1.3%, as compared to the second quarter of 2015. The decrease in net sales was driven by general softness in the offshore business primarily in the U.S. and European regions due to decreases in the price of oil, which resulted in delays of project startups. The impact of oil prices was twofold: (1) reduced demand for offshore production control and drilling fluids, and (2) reduced demand for plating chemistry sold into the supply chain for onshore oil production rigs and stripping/cleaning chemistry utilized in polyethylene terephthalate recycling. Additionally, continued slowness in core electronics end-markets served in Asia contributed to lower sales volume.
Performance Solutions' net sales for the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $354 million, representing a decrease of $8.1 million, or 2.2%, as compared to the six months ended June 30, 2015. The decrease in net sales was driven by softness in both core electronics end-markets, primarily correlated to reduced spending in Asia telecommunications infrastructure, and in the offshore U.S. and European markets, due to lower fills and maintenance product activity given the lower oil prices as discussed in the preceding paragraph.
Agricultural Solutions' net sales in the second quarter of 2016, adjusted for foreign currency translation, totaled $508 million, representing an increase of $14.0 million, or 2.8%, as compared to the second quarter of 2015. The increase in sales was driven by several factors. Early rainfall coupled with a strong customer order pipeline led to volume growth in Latin America, particularly in herbicides and insecticides. We saw strong volume growth in Africa within the insecticide business, particularly for products related to malaria control. The business experienced soft North American demand due to declining farmer incomes, lower miticides demand, and high inventory levels. Selling prices increased in Latin America and Europe. Asia benefited from strong organic growth in the biosolutions business and higher international demand for Japanese manufactured products, although Asian volumes were adversely affected by prolonged drought in southern Asia as well as a scale-back of some activities in India.
Agricultural Solutions' net sales for the six months ended June 30, 2016, adjusted for foreign currency translation, totaled $944 million, representing an increase of $95.9 million, or 11.3%, as compared to the six months ended June 30, 2015. The increase in net sales was primarily driven by the exclusion of sales made in 2015 prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, net sales increased, which was primarily a result of favorable pricing changes, particularly in Latin America and Europe. We experienced increased demand for our herbicides and insecticides in Latin America, our insecticides in Africa, and our biosolutions business. These effects were partially offset by lower volumes in North America, mainly due to falling farmer incomes and soft demand.

Cost of Sales

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Cost of sales	$541.0	$406.5	$1,008.8	$734.2
For the three months ended June 30, 2016, cost of sales totaled $541 million, or 58.7% of net sales, as compared to $407 million, or 60.2% of net sales, during the same period in 2015, representing an increase of $135 million. For the six months ended June 30, 2016, cost of sales totaled $1.01 billion, or 57.8% of net sales, as compared to $734 million, or 60.7% of net sales, during the same period in 2015, representing an increase of $275 million.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$134.5	33.1%	$274.6	37.4%
- acquisitions	(158.8)	(39.1)%	(323.2)	(44.0)%
- foreign currency translation	16.2	4.0%	38.1	5.2%
Change, adjusted for acquisitions and foreign currency translation	$(8.1)	(2.0)%	$(10.5)	(1.4)%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $8.1 million, or 2.0%. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $10.5 million, or 1.4%.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Cost of sales	$242.6	$86.4	$484.9	$172.6
- acquisitions	(158.8)	—	(323.2)	—
- foreign currency translation	1.4	—	4.6	—
Cost of sales, adjusted for acquisitions and foreign exchange	$85.2	$86.4	$166.3	$172.6

Agricultural Solutions
Cost of sales	$298.4	$320.1	$523.9	$561.6
- foreign currency translation	14.8	—	33.5	—
Cost of sales, adjusted for acquisitions and foreign exchange	$313.2	$320.1	$557.4	$561.6
Performance Solutions' cost of sales in the second quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $85.2 million, as compared to $86.4 million in the second quarter of 2015, representing a decrease of $1.2 million, or 1.4%. The decrease in cost of sales related primarily to lower adjusted sales volume in the second quarter of 2016 coupled with reduced raw material costs which yielded margin expansion for the segment over the comparative prior year period.
Performance Solutions' cost of sales for the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $166 million, as compared to $173 million for the six months ended June 30, 2015, representing a decrease of $6.3 million, or 3.7%, due primarily to the aforementioned lower adjusted sales volume, lower material costs from achieved synergies and favorable product mix.
Agricultural Solutions' cost of sales in the second quarter of 2016, adjusted for foreign currency translation, totaled $313 million, as compared to $320 million in the second quarter of 2015, representing a decrease of $6.9 million, or 2.2%. The decrease included the impact of purchase accounting related to the step-up of inventory that was sold during the second quarter of 2015, which totaled $20.6 million. Excluding the effect of purchase accounting, cost of sales increased by $13.7 million. The increase was driven largely by additional sales volume in Latin America and Africa, partially offset by a reduction in sales volume in North America. Procurement trends remain favorable due to integration activities.

Agricultural Solutions' cost of sales for the six months ended June 30, 2016, adjusted for foreign currency translation, totaled $557 million, as compared to $562 million for the six months ended June 30, 2015, representing a decrease of $4.2 million, or 0.7%. The decrease included the impact of purchase accounting related to the step-up of inventory that was sold during the first half of 2015, which totaled $56.7 million. Excluding the effect of purchase accounting, cost of sales increased by $52.5 million. The increase is primarily driven by the exclusion of cost of sales incurred in 2015 prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, cost of sales was relatively flat as second quarter 2016 volume increases were offset by first quarter 2016 volume declines, continuing integration trends that reduce our raw material procurement costs and a shift in production volume from higher cost regions.
Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Gross profit	$380.6	$268.6	$736.6	$475.7
For the three months ended June 30, 2016, gross profit totaled $381 million, or 41.3% of net sales, as compared to $269 million, or 39.8% of net sales, during the same period in 2015, representing an increase of $112 million. For the six months ended June 30, 2016, gross profit totaled $737 million, or 42.2% of net sales, as compared to $476 million, or 39.3% of net sales, during the same period in 2015, representing an increase of $261 million.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$112.0	41.7%	$260.9	54.8%
- acquisitions	(103.8)	(38.6)%	(191.7)	(40.3)%
- foreign currency translation	11.5	4.3%	29.2	6.1%
Change, adjusted for acquisitions and foreign currency translation	$19.7	7.3%	$98.4	20.7%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased $19.7 million, or 7.3%. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased $98.4 million, or 20.7%.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Gross profit	$195.4	$95.1	$373.1	$189.3
- acquisitions	(103.8)	—	(191.7)	—
- foreign currency translation	2.3	—	6.1	—
Gross profit, adjusted for acquisitions and foreign exchange	$93.9	$95.1	$187.5	$189.3

Agricultural Solutions
Gross profit	$185.2	$173.5	$363.5	$286.5
- foreign currency translation	9.2	—	23.1	—
Gross profit, adjusted for acquisitions and foreign exchange	$194.4	$173.5	$386.6	$286.5
Performance Solutions' gross profit in the second quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $93.9 million, as compared to $95.1 million in the second quarter of 2015, representing a decrease of $1.2 million, or 1.3%. The decrease in gross profit primarily related to a decrease of $2.4 million in net sales partially offset by favorable product mix.
Performance Solutions' gross profit for the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $188 million, as compared to $189 million for the six months ended June 30, 2015, representing a decrease of $1.8 million, or 1.0% primarily related to the lower sales volume as compared to the first six months of 2015 which was partially offset by gross margin expansion from lower raw material purchases through synergies and favorable product mix.

Agricultural Solutions' gross profit in the second quarter of 2016, adjusted for foreign currency translation, totaled $194 million, as compared to $174 million in the second quarter of 2015, representing an increase of $20.9 million, or 12.0%. The increase is primarily driven by significantly higher sales volume and pricing in Latin America and Europe, and volume increases in Africa. These increases are partially offset by the lower margins realized on products sold in those regions, compared to North America, where volumes fell as a result of falling farmer incomes and lower demand.
Agricultural Solutions' gross profit for the six months ended June 30, 2016, adjusted for foreign currency translation, totaled $387 million, as compared to $287 million for the six months ended June 30, 2015, representing an increase of $100.1 million, or 34.9%. The increase is largely a result of the exclusion of gross profit earned in 2015 prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, gross profit increased primarily due to higher sales volumes and pricing in Latin America and Europe, and volume increases in Africa, across various businesses. These increases are partially offset by the lower margins realized on products sold in those regions, compared to North America, where volumes fell as a result of falling farmer incomes and lower demand. We continue to see favorable effects from improved procurement trends, product mix and our focus on proprietary products and more profitable growing niche markets.
Selling, Technical, General and Administrative Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Selling, technical, general and administrative	$265.2	$206.2	$549.2	$398.2
For the three months ended June 30, 2016, selling, technical, general and administrative expense totaled $265 million, or 28.8% of net sales, as compared to $206 million, or 30.5% of net sales, during the same period in 2015, representing an increase of $59.0 million. For the six months ended June 30, 2016, selling, technical, general and administrative expense totaled $549 million, or 31.5% of net sales, as compared to $398 million, or 32.9% of net sales, during the same period in 2015, representing an increase of $151 million.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$59.0	28.6%	$151.0	37.9%
- acquisitions	(69.5)	(33.7)%	(140.2)	(35.2)%
- foreign currency translation	9.0	4.4%	21.2	5.3%
Change, adjusted for acquisitions and foreign currency translation	$(1.5)	(0.7)%	$32.0	8.0%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense decreased by $1.5 million, or 0.7%. The decrease was due to a reduction in corporate spending related to acquisition and integration activities, partially offset by increased costs at the segment level, discussed below.
For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $32.0 million, or 8.0%. The increase was due in part to additional investments made in our corporate infrastructure, especially related to acquisition and integration activities during the first quarter of 2016, aimed at supporting increased demands driven by our substantial growth, including increases in headcount and professional fees, and higher segment-level costs, as discussed below. These increases were partially offset by lower quarter-over-quarter acquisition and integration-related costs incurred at the corporate level.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Selling, technical, general and administrative expense	$127.6	$53.2	$251.6	$108.5
- acquisitions	(69.5)	—	(140.2)	—
- foreign currency translation	1.1	—	3.1	—
Selling, technical, general and administrative expense, adjusted for acquisitions and foreign exchange	$59.2	$53.2	$114.5	$108.5

Agricultural Solutions
Selling, technical, general and administrative expense	$119.8	$128.0	$235.8	$235.8
- foreign currency translation	7.9	—	18.1	—
Selling, technical, general and administrative expense, adjusted for acquisitions and foreign exchange	$127.7	$128.0	$253.9	$235.8
Performance Solutions' selling, technical, general and administrative expense in the second quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $59.2 million as compared to $53.2 million in the second quarter of 2015, representing an increase of $6.0 million, or 11.3%, primarily due to additional third-party professional fees and administrative expenses in connection with integrating and managing the acquired businesses.
Performance Solutions' selling, technical, general and administrative expense for the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $115 million, as compared to $109 million for the six months ended June 30, 2015, representing an increase of $6.0 million, or 5.5% for the reasons discussed in the preceding paragraph given that such expenses were relatively flat in the first quarter of 2016 as compared to the 2015 period.
Agricultural Solutions' selling, technical, general and administrative expense in the second quarter of 2016, adjusted for foreign currency translation, totaled $128 million, as compared to $128 million in the second quarter of 2015, representing a decrease of $0.3 million, or 0.2%. The decrease was due, in part, to lower acquisition-related costs as compared to 2015, when the Arysta Acquisition was closed, as well as continued efforts by management to realize synergies with its acquisitions and control spending. Offsetting these decreases were additional investments made in our infrastructure aimed at supporting increased demands driven by our substantial growth, including increases in headcount and professional fees. Growth-related expenses, such as sales bonuses and advertising expenses, have increased as a result of our continued efforts to expand our businesses.
Agricultural Solutions' selling, technical, general and administrative expense for the six months ended June 30, 2016, adjusted for foreign currency translation, totaled $254 million, as compared to $236 million for the six months ended June 30, 2015, representing an increase of $18.1 million, or 7.7%. The increase is largely a result of the exclusion of 2015 selling, technical, general and administrative expenses prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, related expenses declined for the first half of 2016 compared to the same period in 2015. The decline is largely the result of management's realization of synergies associated with acquisitions and focus to control spending. These activities have offset the increase in growth-related and infrastructural expenditures.
Research and Development Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Research and development	$20.5	$18.4	$40.4	$31.3
For the three months ended June 30, 2016, research and development expense totaled $20.5 million, or 2.2% of net sales, as compared to $18.4 million, or 2.7% of net sales, during the same period in 2015, representing an increase of $2.1 million. For the six months ended June 30, 2016, research and development expense totaled $40.4 million, or 2.3% of net sales, as compared to $31.3 million, or 2.6% of net sales, during the same period in 2015, representing an increase of $9.1 million.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$2.1	11.4%	$9.1	29.1%
- acquisitions	(6.6)	(35.9)%	(13.5)	(43.1)%
- foreign currency translation	0.6	3.3%	1.3	4.2%
Change, adjusted for acquisitions and foreign currency translation	$(3.9)	(21.2)%	$(3.1)	(9.9)%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $3.9 million, or 21.2%. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $3.1 million, or 9.9%.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Research and development expense	$11.4	$5.9	$23.5	$11.5
- acquisitions	(6.6)	—	(13.5)	—
- foreign currency translation	—	—	—	—
Research and development expense, adjusted for acquisitions and foreign exchange	$4.8	$5.9	$10.0	$11.5

Agricultural Solutions
Research and development expense	$9.1	$12.5	$16.9	$19.8
- foreign currency translation	0.6	—	1.3	—
Research and development expense, adjusted for acquisitions and foreign exchange	$9.7	$12.5	$18.2	$19.8
Performance Solutions' research and development expense in the second quarter of 2016, adjusted for acquisitions and a de minimis foreign currency translation impact, totaled $4.8 million, as compared to $5.9 million in the second quarter of 2015, representing a decrease of $1.1 million, or 18.6%. For the six months ended June 30, 2016, research and development expense totaled $10.0 million, as compared to $11.5 million for the six months ended June 30, 2015, representing a decrease of $1.5 million, or 13.0%. The decrease in both periods is driven by lower investment in long term projects relative to the three months ended June 30, 2015.
Agricultural Solutions' research and development expense in the second quarter of 2016, adjusted for foreign currency translation, totaled $9.7 million, as compared to $12.5 million in the second quarter of 2015, representing a decrease of $2.8 million, or 22.4%. For the six months ended June 30, 2016, adjusted for foreign currency translation, research and development expense totaled $18.2 million, as compared to $19.8 million for the six months ended June 30, 2015, representing a decrease of $1.6 million, or 8.1%. The decrease in research and development expense in both periods is largely due to the integration of research and development functions of the acquisitions into the legacy business and management's continued focus on cost controls.
Operating Profit

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Operating profit	$94.9	$44.0	$147.0	$46.2
For the three months ended June 30, 2016, operating profit totaled $94.9 million, or 10.3% of net sales, as compared to $44.0 million, or 6.5% of net sales, during the same period in 2015, representing an increase of $50.9 million. For the six months ended June 30, 2016, operating profit totaled $147 million, or 8.4% of net sales, as compared to $46.2 million, or 3.8% of net sales, during the same period in 2015, representing an increase of $101 million.

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total Change	$50.9	115.7%	$100.8	218.2%
- acquisitions	(27.7)	(63.0)%	(38.0)	(82.3)%
- foreign currency translation	1.9	4.3%	6.7	14.5%
Change, adjusted for acquisitions and foreign currency translation	$25.1	57.0%	$69.5	150.4%
For the three months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $25.1 million. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $69.5 million.

(amounts in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Performance Solutions
Operating profit	$56.4	$36.0	$98.0	$69.3
- acquisitions	(27.7)	—	(38.0)	—
- foreign currency translation	1.2	—	3.0	—
Operating Profit, adjusted for acquisitions and foreign exchange	$29.9	$36.0	$63.0	$69.3

Agricultural Solutions
Operating profit	$56.3	$33.0	$110.8	$30.9
- foreign currency translation	0.7	—	3.7	—
Operating profit, adjusted for acquisitions and foreign exchange	$57.0	$33.0	$114.5	$30.9
Performance Solutions' operating profit in the second quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $29.9 million, as compared to $36.0 million in the second quarter of 2015, representing a decrease of $6.1 million, or 16.9%. For the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, operating profit totaled $63.0 million, as compared to $69.3 million for the six months ended June 30, 2015, representing a decrease of $6.3 million, or 9.1%. The decrease was due primarily to higher selling, general, technical and administrative expenses from additional third-party professional fees and administrative expenses in connection with integrating and managing the acquired business.
Agricultural Solutions' operating profit in the second quarter of 2016, adjusted for foreign currency translation, totaled $57.0 million, as compared to $33.0 million in the second quarter of 2015, representing an increase of $24.0 million, or 72.7%. The increase was driven primarily by the increase in gross profits, complemented by reductions in selling, technical, general and administrative expenditures and research and development costs, resulting from integration efforts and management oversight.
Agricultural Solutions' operating profit for the six months ended June 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $115 million, as compared to $30.9 million for the six months ended June 30, 2015, representing an increase of $83.6 million. The increase is due in part to the exclusion of 2015 operating results prior to the Arysta Acquisition on February 13, 2015, as well as the impact of inventory purchase accounting in 2015 of $56.7 million. On a comparable basis, operating profit improvements were driven primarily by the increase in gross profits, complemented by reductions in selling, technical, general and administrative expenditures and research and development costs, resulting from integration efforts and management oversight.

Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Interest expense, net	$(97.4)	$(51.1)	$(191.2)	$(90.5)
Loss on derivative contracts	(5.4)	(1.4)	(10.7)	(1.4)
Foreign exchange gain (loss)	25.0	(15.1)	(46.2)	18.8
Other income, net	1.7	14.3	4.0	16.0
Total other expense	$(76.1)	$(53.3)	$(244.1)	$(57.1)
Interest Expense, Net
For the three months ended June 30, 2016 and 2015, net interest expense totaled $97.4 million and $51.1 million, respectively, representing an increase of $46.3 million. For the six months ended June 30, 2016 and 2015, net interest expense totaled $191 million and $90.5 million, respectively, representing an increase of $101 million. The increase in both periods relates primarily to interest charges resulting from incremental debt facilities used to fund the Alent Acquisition, including the November 2015 Notes Offering of $500 million, borrowings of $1.05 billion (less original issue discount of 2%) and approximately €300 million (less original discount of 2%) under our First Lien Credit Facility. In addition, the year-to-date increase also includes a full first quarter's impact in 2016 of the interest expense related to the incremental debt facilities used to fund the Arysta Acquisition.
Loss on Derivative Contracts
For the three months ended June 30, 2016 and 2015, loss on derivative contracts totaled $5.4 million and $1.4 million, respectively, representing an increase in loss of $4.0 million. For the six months ended June 30, 2016 and 2015, loss on derivative contracts totaled $10.7 million and $1.4 million, respectively, representing an increase in loss of $9.3 million. The increases in both periods resulted from an increase in our use of foreign exchange and metals derivative contracts to better manage our market risks, coupled with an increase in the volatility of certain foreign exchange rates, particularly the Brazilian Real, and of prices of certain commodities, particularly silver.
Foreign Exchange Gain (Loss)
For the three months ended June 30, 2016 and 2015, foreign exchange gain (loss) totaled $25.0 million and $(15.1) million, respectively, representing a change of $40.1 million. The second quarter of 2016 includes $19.3 million of foreign exchange gains associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions, compared to a loss of $17.9 million in the second quarter 2015.
For the six months ended June 30, 2016 and 2015, foreign exchange (loss) gain totaled $(46.2) million and $18.8 million, respectively, representing a change of $65.0 million. The first half of 2016 includes $46.8 million of foreign exchange losses associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions, compared to a gain of $6.1 million for the same period in 2015.
Other Income, Net
For the three months ended June 30, 2016 and 2015, other income, net totaled $1.7 million and $14.3 million, respectively, representing a decrease of $12.6 million. The decrease was primarily driven by a legal settlement gain totaling $16.0 million in the first quarter 2015, compared to a $2.8 million legal settlement recored in the second quarter 2016.
For the six months ended June 30, 2016 and 2015, other income, net totaled $4.0 million and $16.0 million, respectively, representing a decrease of $12.0 million. The decrease was primarily driven by a legal settlement gain totaling $16.0 million and the expiration of an acquisition-related put option on our common stock in connection with the Agriphar Acquisition totaling $3.0 million in the first quarter 2015 compared to a $2.8 million legal settlement recored in the second quarter 2016.

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2016	2015	2016	2015
Income tax (expense) benefit	$(26.9)	$0.2	$(45.3)	$(24.5)
Effective tax rate	143.1%	2.7%	(46.7)%	(224.7)%
For the three months ended June 30, 2016, income tax expense totaled $26.9 million, compared to an income tax benefit of $0.2 million for the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 143.1% on pre-tax income of $18.8 million, compared to an effective tax rate of 2.7% on pre-tax loss of $9.3 million for the three months ended June 30, 2015. The difference between the statutory and effective tax rates for the three months ended June 30, 2016 primarily related to the recognition of a $21.7 million valuation allowance on current quarter losses that may not be recoverable for U.S. and foreign companies. The difference from the statutory to effective tax rates for the three months ended June 30, 2015 was driven primarily by a tax charge of $4.8 million related to a change in valuation allowance, due to a change in expected foreign tax credit utilization, partially offset by a tax benefit from the release of a tax reserve of $2.4 million.
The increase in the income tax expense from a benefit of $0.2 million for the three months ended June 30, 2015 to an expense of $26.9 million for the three months ended June 30, 2016 primarily related to recording a full valuation allowance against our U.S. federal and state net deferred tax assets. The valuation allowance was recorded due to the historic and projected domestic losses, which were partially driven by interest expense related to the debt incurred to fund the acquisitions that took place in 2015. This impact is expected to continue for the foreseeable future.
For the six months ended June 30, 2016 and 2015, income tax expense totaled $45.3 million and $24.5 million, respectively. Our effective tax rate for the six months ended June 30, 2016 was (46.7)% on pre-tax loss of $97.1 million, compared to an effective tax rate of (224.7)% on pre-tax loss of $10.9 million for the six months ended June 30, 2015. The difference between the statutory and effective tax rates for the six months ended June 30, 2016 primarily related to the recognition of an $81.4 million valuation allowance on current period losses that may not be recoverable for U.S. and foreign companies. The difference from the statutory to effective tax rates for the six months ended June 30, 2015 was driven primarily by the establishment of a $23.8 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition and losses that did not produce tax benefits.
The increase in the income tax expense from $24.5 million for the six months ended June 30, 2015 to $45.3 million for the six months ended June 30, 2016 primarily related to recording a full valuation allowance against our U.S. federal and state net deferred tax assets. The valuation allowance was recorded due to the historic and projected domestic losses, which were partially driven by interest expense related to the debt incurred to fund the acquisitions that took place in 2015. This impact is expected to continue for the foreseeable future.

Liquidity and Capital Resources
In order to fund our acquisition activity, we have incurred substantial indebtedness totaling $5.35 billion as of June 30, 2016, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.21 billion, primarily represent principal payments at maturity associated with all of our outstanding term loans under our Amended and Restated Credit Agreement, are due in 2020.  In addition, on April 20, 2017, we may also be required to repurchase, in consideration and exchange for shares of our common stock, each share of Series B Convertible Preferred Stock that has not been previously converted into shares of our common stock or automatically redeemed for cash. Upon such repurchase, we may also pay to holders of Series B Convertible Preferred Stock in cash a make-whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. This make-whole payment, which varies based on our stock price, corresponds to a maximum amount of $600 million. As of June 30, 2016, this maximum make-whole payment was approximately $404 million, assuming no impact from the March 2013 arbitration matter described in Note 15, Contingencies, Environmental and Legal Matters.
We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility, with current availability of $410 million, as well as availability under various lines of credit and overdraft facilities of $89.8 million. However, a combination of the make-whole payment to the holders of the Series B Convertible Preferred Stock, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be impacted by our ability to borrow additional funds, renegotiate existing debt and/or raise equity under terms that are favorable to us. Our long-term liquidity may also be impacted by the pending withdrawal of the United Kingdom from the E.U., commonly referred to as "Brexit." In June 2016, a referendum was held in which voters approved an exit from the E.U. As a result, it is expected that the British government will begin negotiating the terms of the United Kingdom’s withdrawal from the E.U. A withdrawal could cause disruption and uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees in the United Kingdom and in other countries in the E.U. The announcement of Brexit also caused significant volatility in global stock markets and fluctuations in currency exchange rates that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. The strengthening of the U.S. Dollar relative to other currencies may adversely affect our business, financial conditions or results of operations, and expose us to gains and losses on non-U.S. currency transactions. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the E.U. but it is uncertain over what time period this will occur. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
On July 12, 2016, the Company filed with the SEC a shelf registration statement on Form S-3 under which the Company may issue up to $1.00 billion of securities, including common stock, preferred stock and debt securities. The shelf registration statement was declared effective by the SEC on July 26, 2016.
Our primary sources of liquidity during the six months ended June 30, 2016 were borrowings under our Revolving Credit Facility and available cash. Our primary uses of cash and cash equivalents were raw material purchases, salary expenses, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance, cash generated from operations and availability under our Revolving Credit Facility will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Pending any future acquisitions, however, we may require additional borrowings against our Revolving Credit Facility, as well as future debt and/or equity offerings. At June 30, 2016, we had $342 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and lines of credit of $500 million.
Of our $342 million of cash and cash equivalents at June 30, 2016, $327 million was held by our foreign subsidiaries. The majority of the cash held by foreign subsidiaries is generally available for the ongoing needs of our operations. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of June 30, 2016, we had the ability to repatriate $4.6 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $323 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
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
The following is a summary of our cash flows (used in) provided by operating, investing and financing activities during the periods indicated:

	Six Months Ended June 30,
(amounts in millions)	2016	2015
Cash and cash equivalents, beginning of the period	$432.2	$397.3
Cash (used in) provided by operating activities	(113.3)	100.3
Cash used in investing activities	(30.2)	(2,300.5)
Cash provided by financing activities	47.5	2,483.9
Exchange rate impact on cash and cash equivalents	5.5	(8.8)
Cash and cash equivalents, end of the period	$341.7	$672.2

Key operating metrics
Days sales outstanding (DSO)	124	123
Days in Inventory (DII)	104	106
Operating Activities
During the six months ended June 30, 2016, cash used in operating activities totaled $113 million, compared to cash provided by operating activities of $100 million during the six months ended June 30, 2015. This compared with a net loss of $35.4 million which was offset by $186 million in non-cash add-backs for the six months ended June 30, 2015. The impact was a reduction to operating cash year over year of $75 million.
The impact on operating cash was further reduced as a result of the changes in assets and liabilities, net of acquisitions, which consumed $139 million more cash during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The major driver of the unfavorable change in assets and liabilities were decreases in our accounts payable and accrued expenses related to timing of payments to suppliers. Partially offsetting this cash usage, was an improvement in accounts receivable and non-working capital assets and liabilities.
Investing Activities
Cash flows used in investing activities totaled $30.2 million during the six months ended June 30, 2016, as compared to $2.30 billion of cash flows used in investing activities during the six months ended June 30, 2015. The decrease was largely due to $2.86 billion of net cash outflows related primarily to the Arysta Acquisition on February 13, 2015, which was partially offset by a release of $600 million in acquisition-related restricted cash, compared to $1.3 million of acquisition-related net cash inflows primarily related to the OMG Malaysia Acquisition for the same period during 2016. Additionally, during the six months ended June 30, 2016, we reduced capital expenditures and investments in product registration rights by an aggregate $5.9 million, compared to the same period in 2015. Lastly, we received cash payments totaling $12.1 million related to the sale of certain fixed assets and paid $4.5 million related to derivative contracts during the six months ended June 30, 2016 with no comparable activity during the same period in 2015.

Financing Activities
Cash flows provided by financing activities totaled $47.5 million during the six months ended June 30, 2016, as compared to $2.48 billion of cash flows provided by financing activities during the six months ended June 30, 2015. The decreased financing activity cash inflows were primarily related to the financing of the Arysta Acquisition, which included proceeds of $2.08 billion from borrowings and $469 million from the issuance of common stock. Offsetting these 2015 inflows were payments of debt financing fees associated primarily with the Arysta Acquisition of $45.5 million. Our factored liabilities decreased cash flows by $18.0 million and repayments of debt increased on a period-to-period basis by $7.1 million.
Partially offsetting the decreased period-to-period financing activity inflows were $97.0 million of increased borrowings under our Revolving Credit Facility and lines of credit during the six months ended June 30, 2016 compared to the same period in 2015.
Financial Borrowings
Credit Facilities
As of June 30, 2016, we had $5.35 billion of indebtedness, which included $1.95 billion of Senior Notes and $3.25 billion of term debt arrangements outstanding under our First Lien Credit Facility; $90.0 million of borrowings under our Revolving Credit Facility and $34.5 million under our overdraft lines of credit; and $11.2 million of stand-by letters of credit, which reduce the borrowings available under our Revolving Credit facility. Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $500 million as of June 30, 2016.
Alent Acquisition
In connection with the Alent Acquisition, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021. The notes are governed by an indenture, dated November 10, 2015, as amended from time to time, bear interest at a rate of 10.375% and mature on May 1, 2021, unless earlier redeemed. In addition, we borrowed $1.05 billion (less original issue discount of 2%) and €300 million (less original issue discount of 2%) under our First Lien Credit Facility, and $115 million under our multi-currency Revolving Credit Facility.
Arysta Acquisition
In connection with the Arysta Acquisition , we completed the February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The notes are governed by an indenture, dated February 2, 2015, as amended from time to time. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless earlier redeemed. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. In addition, we borrowed $500 million (less original issue discount of 1%) and €83.0 million (less original issue discount of 2%) under our First Lien Credit Facility, and $160 million under our U.S. Dollar Revolving Credit Facility.
CAS Acquisition
In connection with the CAS Acquisition, in August 2014, we borrowed $130 million and €205 million under our First Lien Credit Facility, $60.0 million under our U.S. Dollar Revolving Credit Facility, and €55.0 million under our multicurrency Revolving Credit Facility.
Agriphar Acquisition
In connection with the Agriphar Acquisition, in October 2014, we borrowed $300 million under our First Lien Credit Facility.
MacDermid Acquisition
In connection with the MacDermid Acquisition, in October 2013, under its First Lien Credit Agreement, MacDermid, with Platform as co-borrower, borrowed $373 million in connection with the repayment of the $360 million in principal on its then second lien credit facility.

Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.  As of June 30, 2016, the Company was in compliance with the debt covenants contained in our Credit Facilities.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements in included in Note 1, Basis of Presentation and Significant Accounting Policies, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Foreign Currency Risk
The announcement of the Referendum of the United Kingdom’s Membership of the E.U., often referred to as "Brexit," advising for the exit of the United Kingdom from the E.U., caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. The strengthening of the U.S. Dollar relative to other currencies may adversely affect our business, financial condition, or results of operations, and expose us to gains and losses on non-U.S. currency transactions. In addition, a potential devaluation of the local currencies of our customers relative to the U.S. Dollar may impair the purchasing power of our customers and could cause customers to decrease or cancel orders or default on payments. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the E.U., but it is uncertain over what time period this will occur.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting previously identified by our management and described more fully under Item 9A of our Annual Report.
The material weaknesses in our internal control relating to insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as further described in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report. These material weaknesses resulted to date in the restatement of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended March 31, 2015 as a result of an error related to the Arysta Acquisition, as described in the 2016 Q1 Form 10-Q, and the restatement of income taxes in the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended September 30, 2015, as described in our Annual Report.
Our management is actively engaged in implementing the remediation initiatives described in our Annual Report and 2016 Q1 Form 10-Q which are designed to address these material weaknesses. As indicated in our 2016 Q1 Form 10-Q, we completed the implementation of a global tax reporting system during the first quarter of 2016. During the second quarter of 2016, we continued the following remediation efforts, which were previously described in the 2016 Q1 Form 10-Q and which remain on-going as of the date of this Quarterly Report:

•	implementation of a global consolidation and planning system, which is expected to be completed during the later half of 2016;

•	implementation of control processes as it relates to newly-acquired businesses and non-routine transactions;

•	implementation of enhanced monitoring controls relating to the financial reporting and performance of our newly-acquired businesses;

•	implementation of enhanced our financial planning and analysis function within our businesses and at the corporate level;

•	addition of further qualified resources to our corporate and segment staff;

•	enhancement of the controllership function in our newly-acquired businesses; and

•	continued recruiting efforts to hire qualified personnel.
While significant progress has been made, additional time is however needed to fully implement and demonstrate the effectiveness of these remediation initiatives and until remediated, the material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
Notwithstanding the aforementioned material weaknesses, our management believes that the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report fairly represent, in all material respects, our results of operations, financial position, and cash flows as of and for the periods presented, each in accordance with U.S. GAAP. Based in part on these additional efforts, our CEO and CFO have included their certifications as exhibits to this Quarterly Report.
Our management has excluded from the evaluation of disclosure controls and procedures as of June 30, 2016 the internal control over financial reporting related to Alent, the OMG Businesses and OMG Malaysia because they were acquired by Platform in purchase business combinations consummated during the fourth quarter of 2015 with respect to Alent and the OMG Businesses and the first quarter of 2016 with respect to OMG Malaysia. Alent's, the OMG Businesses' and OMG Malaysia's total assets, excluding goodwill and intangible assets recognized in purchase accounting, and total revenues represent approximately 24% and 28%, respectively, of the related unaudited interim Condensed Consolidated Financial Statement amounts as of and for the quarter ended June 30, 2016. These acquisitions are material to our results of operations, financial condition and cash flows, and the integration following these business combinations is likely to materially impact the Company's internal control over financial reporting. We are in process of evaluating the internal controls over financial reporting for these acquisitions as required by the above stated Rules.
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
For more information regarding certain proceedings and their possible effects on our business, see Note 15, Contingencies, Environmental and Legal Matters, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the headings Environmental and Legal Proceedings, which sections are incorporated herein by reference.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report under the heading "Risk Factors."
We have restated our unaudited interim condensed consolidated financial statements previously issued in our quarterly report on Form 10-Q for the quarter ended March 31, 2015.
As further described in Note 20, Restatement of Unaudited Interim Condensed Consolidated Financial Statements (Unaudited) to the unaudited interim Condensed Consolidated Financial Statements included in the 2016 Q1 Form 10-Q, we previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2015 an error to goodwill and foreign currency translation adjustment of $72.8 million related to the Arysta Acquisition, which was corrected as an out-of-period adjustment in such quarterly report.  We subsequently concluded that this previously disclosed error also had the effect of understating cash flows provided by operating activities and cash flows used in investing activities by $72.8 million and therefore further concluded that the previously reported information should no longer be relied upon. As a result, we restated our unaudited interim financial information for our first quarter ended March 31, 2015 in the aforementioned Note 20. If we are required to restate previously issued financial statements for any additional periods, such restatement could impair our reputation, could cause a loss of investor confidence and adversely materially affect our business, financial condition, or results of operations.
Volatility of the trading prices of our common stock and/or Senior Notes could adversely affect our security holders.
The trading prices of our common stock and Senior Notes have been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of management, securities analysts or investors in a particular period;

•	the failure to remediate identified material weaknesses;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and securities price performance of companies that investors deem comparable to us;

•	news reports and publication of research reports relating to our business or trends in our markets;

•	changes in laws and regulations affecting our businesses;

•	announcements or strategic developments, acquisitions and other material events by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	adverse market reaction to any additional debt we incur in the future;

•	litigation and class action proceedings;

•	the failure to identify and complete acquisitions in the future or unexpected difficulties or developments related to the integration of recently completed, pending or future acquisitions;

•	actions by institutional stockholders;

•	general economic and political conditions such as business cycles, recessions and acts of war or terrorism; and

•	other matters discussed in this Quarterly Report.
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
We are subject to the FCPA, the Bribery Act, and other anti-corruption laws that generally prohibit companies, directors, officers, employees, and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. Under many of these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Certain anti-corruption laws, including the Bribery Act, also prohibit commercial bribery and the receipt of bribes, while others, such as the FCPA, require companies to maintain accurate books and records and adequate internal controls. Certain of the jurisdictions in which we conduct business are perceived to have a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. We also count governments among our customers, which increases our risks under the FCPA, the Bribery Act and other laws. Our businesses prohibit bribery and unethical conduct, but these policies may not prevent our employees or agents from violating these laws in contravention of our policies. Failure by us, our employees or our intermediaries to comply with applicable anti-corruption laws, governmental authorities in the United States or elsewhere, as applicable, may result in civil and/or criminal penalties against us, our officers or our employees, or prohibitions on the conduct of our business, all of which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. Any determination that our operations or activities, including our licenses or permits, importing or exporting, product testing or registrations, or sales and marketing are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, interruptions of business, modification of business practices and compliance programs, loss of supplier, vendor or other third-party relationship, termination of necessary licenses and permits, and other legal or equitable sanctions, including disgorgement, injunctive relief and other sanctions that we may take against our personnel or that may be taken against us or our personnel.
As previously disclosed in our 2015 Annual Report, in connection with the implementation of our internal controls, policies and procedures at Arysta, a newly acquired subsidiary, following our acquisition of that business we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate.  We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA.  We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and we are fully cooperating with these governmental authorities as the investigation continues and as they review the matter. Because the internal investigation and compliance reviews are ongoing, there can be no assurance as to how the resulting consequences, if any, may impact our internal controls and reputation, as well as our business, financial condition, or results of operations.
We are subject to a shareholder class action lawsuit which may adversely affect our business, financial condition, results of operations and cash flows.
We and certain of our current and former executive officers are defendants in a securities class action lawsuit. This lawsuit, including its current status, is described in Part II, Item 1 “Legal Proceedings” in this Quarterly Report. While we believe this lawsuit to be without merit and intend to vigorously defend it, we are in the early stages of this case and we cannot guarantee any particular outcome. This and any similar future matters may divert our attention from our ordinary business operations, and we may incur significant expenses associated with it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential indemnification obligations). Depending on the outcome of such matter, we could be required to pay material damages and/or suffer other penalties, remedies or sanctions. Accordingly, the ultimate resolution of this pending matter or any similar future matters could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or liquidity and could negatively impact the trading price of our common stock. Any existing or future shareholder lawsuits could also materially adversely affect our reputation and our business, financial condition, or results of operations.
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

•
additional withholding taxes or otherwise tax our foreign income, tariffs, duties, export controls, import restrictions or other restrictions on foreign trade or investment, including currency exchange controls;

•
foreign exchange controls or other currency restrictions and limitation on the movement of funds, including the prohibition of the repatriation of funds, which may result in adverse tax consequences and tax inefficiencies;

•	export licenses may be difficult to obtain, and the transportation of our products may be delayed or interrupted;

•
general economic and political conditions in the countries in which we operate, including devaluation or fluctuations in the value of currencies, gross domestic product, interest rates, market demand, labor costs and other factors beyond our control;

•	unexpected adverse changes in foreign laws or in foreign regulatory requirements, including in laws or regulatory requirements pertaining to employee benefits, the environment and health and safety;

•	protectionist policies, which may restrict or impair the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets, such as adverse trade policies or trade barriers;

•	a lack of or inadequate infrastructure;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	expropriation of assets or forced relocations of operations;

•
inflation and hyperinflationary economic conditions and adverse economic effects resulting from governmental attempts to control inflation, such as imposition of wage and price controls and higher interest rates;

•
the requirement to comply with a wide variety of foreign and U.S. laws and regulations that apply to international operations, including, without limitation, economic sanctions regulations, labor laws, import and export regulations, anti-corruption and anti-bribery laws;

•
challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of U.S. GAAP expertise in international locations and multiple financial information systems; and

•	labor disruptions, civil unrest, significant social, political or economic instability, wars or other armed conflict or acts of terrorism.
Should any of these risks occur, our ability to manufacture, source, sell or export our products or repatriate profits could be impaired; we could experience a loss of sales and profitability from our international operations; and/or we could experience a substantial impairment or loss of assets, any of which could have a material adverse impact on our business, financial condition, or results of operations.
Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the FCPA and the Bribery Act as further described above), our employees, distributors and wholesalers could take actions in contravention of our policies and procedures that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse affect on our reputation, our business, financial condition, or results of operations.
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

The results of the United Kingdom’s referendum on withdrawal from the E.U. may have a negative effect on global economic conditions, financial markets and our business, which could reduce the price of our shares of common stock.
We are a multinational company with worldwide operations, including significant business operations in Europe. In June 2016, a majority of voters in the United Kingdom elected to withdraw from the E.U. in a national referendum, commonly referred to as "Brexit." The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the E.U., and has given rise to calls for certain regions within the United Kingdom to preserve their place in the E.U. by separating from the United Kingdom as well as for the governments of other E.U. member states to consider withdrawal.
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the United Kingdom and other E.U. member states or among the European economic area overall could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition or results of operations and reduce the price of our shares of common stock.
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
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. The strengthening of the U.S. Dollar relative to other currencies may adversely affect our business, financial condition, or results of operations, and expose us to gains and losses on non-U.S. currency transactions. In addition, a potential devaluation of the local currencies of our customers relative to the U.S. Dollar may impair the purchasing power of our customer and could cause customers to decrease or cancel orders or default on payment. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the E.U. but it is uncertain over what time period this will occur. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
Item 5.07 Submission of Matters to a Vote of Security Holders
As previously reported in our current report on Form 8-K filed with the SEC on June 3, 2016, in a non-binding advisory vote on the frequency of future say-on-pay votes held at our 2016 Annual Meeting, our stockholders approved the frequency of one (1) year for future say-on-pay votes as follows: 181,081,053 shares voted for one (1) year, 113,507 shares voted for two (2) years, 13,656,383 shares voted for three (3) years, 58,509 shares abstained and there were 14,702,935 broker non-votes.
The Board has considered the outcome of this advisory vote and has determined, as was recommended with respect to this proposal by the Board in the Company's definitive proxy statement for the 2016 Annual Meeting, that the Company will hold future say-on-pay votes on an annual basis until the occurrence of the next advisory vote on the frequency of say-on-pay votes. The next advisory vote regarding the frequency of say-on-pay votes is required to occur no later than the Company’s 2022 annual meeting of stockholders.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation (filed as Exhibit 3.1 of Post-Effective Amendment No.1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
4.1*	Fourth Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors, the Trustee and the EUR Agent, to the Indenture dated as of February 2, 2015
4.2*	Third Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors and the Trustee, to the Indenture dated as of November 10, 2015
10.1*	Amendment No.5 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan
10.2*	Amendment No.6 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 9, 2016.

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

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
4.1*	Fourth Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors, the Trustee and the EUR Agent, to the Indenture dated as of February 2, 2015
4.2*	Third Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors and the Trustee, to the Indenture dated as of November 10, 2015
10.1*	Amendment No.5 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan
10.2*	Amendment No.6 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.