Form 10-Q
period 2016-09-30
Platform Specialty Products Corp
filed 2016-11-07
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	November 1, 2016
Common Stock, par value $0.01 per share	278,470,487 shares

Glossary of Defined Terms

Terms	Definitions
Platform; We; Us; Our; the Company	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc, a formerly public limited company registered in England and Wales.
Alent Acquisition	Acquisition of a 100% interest in Alent, completed on December 1, 2015 under the U.K. Companies Act 2006, as amended.
Amended and Restated Credit Agreement
Platform’s credit agreement dated April 12, 2007, as amended and/or restated on June 7, 2013, October 31, 2013 (Amendment No. 1), August 6, 2014 (Second Amended and Restated Credit Agreement and the further amendments pursuant to Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1), February 13, 2015 (Amendment No. 3), December 3, 2015 (Amendment No. 4) and October 14, 2016 (Amendment No. 5).

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.
AROs	Asset retirement obligations.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta Seller	Nalozo, L.P., an affiliate of the Original Arysta Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS	The Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
EPS	Earnings per share.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.
February 2015 Notes Offering
Platform's private offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, completed on February 2, 2015.

First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.

Terms	Definitions
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
GBP	Platform's Global BioSolutions Portfolio within its Agricultural Solutions segment, which includes biostimulants, innovative nutrition and biocontrol products.
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

MacDermid Europe	MacDermid European Holdings, B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
MacDermid Funding	MacDermid Funding LLC, a limited liability company organized under the laws of Delaware and a subsidiary of Platform.
MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAV	Net asset value.
NAIP	Netherlands Agricultural Investment Partners LLC, a company organized under the laws of Delaware and a subsidiary of Platform.
NYSE	New York Stock Exchange.
November 2015 Notes Offering	Platform's private offering of $500 million aggregate principal amount of 10.375% USD Notes due 2021, completed on November 10, 2015.
OMG	OM Group, Inc., a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in the OMG Businesses completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
Original Arysta Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RHSA
Retaining Holder Securityholders’ Agreement, dated as of October 31, 2013, entered into by and between Platform and each Retaining Holder pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.

Terms	Definitions
ROIC	Return on invested capital.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
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
September 2016 Equity Offering
Platform's underwritten offering of 48,787,878 shares of its common stock at a public offering price of $8.25 per share, which closed on September 21, 2016, raising gross proceeds of approximately $402.5 million.

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

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
TSR	Total stockholder return.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

2016 Q1 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, as filed with the SEC on May 10, 2016.
2016 Q2 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2016, as filed with the SEC on August 9, 2016.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.
10.375% USD Notes due 2021	Platform's 10.375% senior notes due 2021 denominated in U.S. Dollars issued in the November 2015 Notes Offering.

Part I. Financial Information

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except income (loss) per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(as restated)		(as restated)
Net sales	$890.5	$597.3	$2,635.9	$1,807.3
Cost of sales	515.4	354.6	1,524.1	1,088.8
Gross profit	375.1	242.7	1,111.8	718.5
Operating expenses:
Selling, technical, general and administrative	274.3	194.8	823.5	593.2
Research and development	20.9	16.6	61.3	47.8
Total operating expenses	295.2	211.4	884.8	641.0
Operating profit	79.9	31.3	227.0	77.5
Other (expense) income:
Interest expense, net	(98.5)	(52.7)	(289.7)	(143.2)
Loss on derivative contracts	(1.4)	(47.3)	(12.1)	(49.9)
Foreign exchange loss	(10.3)	(36.9)	(56.5)	(19.3)
Other income, net	116.6	1.4	120.4	19.8
Total other income (expense)	6.4	(135.5)	(237.9)	(192.6)
Income (loss) before income taxes and non-controlling interests	86.3	(104.2)	(10.9)	(115.1)
Income tax expense	(20.4)	(35.4)	(65.7)	(59.8)
Net income (loss)	65.9	(139.6)	(76.6)	(174.9)
Net loss (income) attributable to the non-controlling interests	5.9	(0.5)	4.7	(4.0)
Net income (loss) attributable to stockholders	71.8	(140.1)	(71.9)	(178.9)
Gain on amendment of Series B Convertible Preferred Stock	32.9	—	32.9	—
Net income (loss) attributable to common stockholders	$104.7	$(140.1)	$(39.0)	$(178.9)
Income (loss) per share
Basic	$0.45	$(0.66)	$(0.17)	$(0.89)
Diluted	$(0.15)	$(0.66)	$(0.71)	$(0.89)
Weighted average shares outstanding
Basic	234.4	210.9	231.2	198.6
Diluted	264.5	210.9	253.3	198.6

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(as restated)		(as restated)
Net income (loss)	$65.9	$(139.6)	$(76.6)	$(174.9)

Other comprehensive (loss) income
Foreign currency translation adjustments	(0.7)	(350.2)	451.8	(614.0)

Pension and post-retirement plans:
Tax expense	—	—	—	(0.5)
Pension and post-retirement plan, net of tax	—	—	—	(0.5)

Unrealized (loss) gain on available for sale securities:
Unrealized holding (loss) gain on available for sale securities	(0.2)	1.0	(2.5)	1.2
Tax benefit	0.1	—	0.8	—
Unrealized (loss) gain on available for sale securities, net of tax	(0.1)	1.0	(1.7)	1.2

Derivative financial instruments revaluation:
Unrealized hedging gain (loss), net	1.4	(18.1)	(15.4)	(18.1)
Tax benefit	—	6.3	—	6.3
Derivative financial instruments revaluation, net of tax	1.4	(11.8)	(15.4)	(11.8)

Total other comprehensive income (loss), net of tax	0.6	(361.0)	434.7	(625.1)
Other comprehensive loss (income) attributable to the non-controlling interests	9.0	7.2	(12.7)	14.3
Other comprehensive income (loss) attributable to common stockholders	9.6	(353.8)	422.0	(610.8)

Comprehensive income (loss)	75.5	(493.4)	345.4	(785.7)
Comprehensive income attributable to the non-controlling interests	5.9	(0.5)	4.7	(4.0)
Comprehensive income (loss) attributable to stockholders	$81.4	$(493.9)	$350.1	$(789.7)

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$714.1	$432.2
Restricted cash	0.9	0.3
Accounts receivable, net of allowance for doubtful accounts of $28.7 and $14.4 at September 30, 2016 and December 31, 2015, respectively	1,141.0	1,023.0
Inventories	564.3	517.5
Note receivable	—	125.0
Prepaid expenses and other current assets	180.3	172.5
Total current assets	2,600.6	2,270.5
Property, plant and equipment, net	472.7	491.6
Goodwill	4,366.3	4,021.9
Intangible assets, net	3,393.2	3,314.3
Other assets	93.9	91.9
Total assets	$10,926.7	$10,190.2
Liabilities and Stockholders' Equity
Accounts payable	$394.8	$450.3
Current installments of long-term debt and revolving credit facilities	81.4	54.7
Accrued salaries, wages and employee benefits	78.0	78.1
Accrued income taxes payable	100.6	65.1
Preferred stock redemption liability	504.0	—
Accrued expenses and other current liabilities	409.4	414.2
Total current liabilities	1,568.2	1,062.4
Long-term debt and capital lease obligations	5,196.9	5,173.6
Long-term retirement benefits, less current portion	75.8	80.5
Long-term deferred income taxes	696.7	678.8
Long-term contingent consideration	75.0	70.7
Other long-term liabilities	253.8	205.0
Total liabilities	7,866.4	7,271.0
Commitments and contingencies (Note 15)
Redeemable preferred stock - Series B	—	645.9
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock 400,000,000 shares authorized, 278,420,786 and 229,464,157 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2.8	2.3
Additional paid-in capital	3,921.1	3,520.4
Accumulated deficit	(571.6)	(532.7)
Accumulated other comprehensive loss	(464.1)	(886.1)
Total stockholders' equity	2,888.2	2,103.9
Non-controlling interests	172.1	169.4
Total equity	3,060.3	2,273.3
Total liabilities, redeemable preferred shares and stockholders' equity	$10,926.7	$10,190.2

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
		(as restated)
Cash flows from operating activities:
Net loss	$(76.6)	$(174.9)
Reconciliation of net loss to net cash flows (used in) provided by operating activities:
Depreciation and amortization	254.9	176.3
Deferred income taxes	(57.8)	(52.3)
Manufacturer's profit in inventory adjustment	11.7	58.0
Foreign exchange loss	47.8	57.5
Other, net	(53.9)	26.4
Changes in assets & liabilities, net of acquisitions:
Accounts receivable	(61.9)	(68.5)
Inventories	(34.1)	(63.2)
Accounts payable and accrued expenses	(56.8)	195.6
Other changes in assets and liabilities, net	2.7	(23.8)
Net cash flows (used in) provided by operating activities	(24.0)	131.1
Cash flows from investing activities:
Change in restricted cash	(0.5)	599.7
Capital expenditures	(32.8)	(32.1)
Investment in registrations of products	(22.4)	(26.2)
Proceeds from disposal of property, plant and equipment	12.5	12.1
Acquisition of businesses, net of acquired cash	1.3	(2,857.9)
Other, net	4.4	(1.4)
Net cash flows used in investing activities	(37.5)	(2,305.8)
Cash flows from financing activities:
Debt proceeds, net of discount and premium	—	2,085.6
Change in revolving credit facilities, net	18.9	4.7
Repayments of borrowings	(26.0)	(15.5)
Proceeds from issuance of common stock, net	391.5	469.5
Payment of debt financing fees	(0.7)	(45.5)
Change in factored liabilities	(45.5)	(16.8)
Other, net	(0.8)	(1.0)
Net cash flows provided by financing activities	337.4	2,481.0
Effect of exchange rate changes on cash and cash equivalents	6.0	(21.6)
Net increase in cash and cash equivalents	281.9	284.7
Cash and cash equivalents at beginning of period	432.2	397.3
Cash and cash equivalents at end of period	$714.1	$682.0
Non-cash Investing Activities
Settlement of Note Receivable in exchange for OMG Malaysia	$125.0	$—
OMG Malaysia Acquisition through the settlement of Note Receivable	$(125.0)	$—

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net (loss) income	—	—	—	—	—	(134.8)	—	(134.8)	0.4	(134.4)
Other comprehensive income, net of taxes	—	—	—	—	—	—	298.4	298.4	11.7	310.1
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	16,499	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	35,399	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Balance at March 31, 2016	2,000,000	—	229,523,697	2.3	3,521.7	(667.5)	(587.7)	2,268.8	181.3	2,450.1
Net (loss) income	—	—	—	—	—	(8.8)	—	(8.8)	0.7	(8.1)
Other comprehensive income, net of taxes	—	—	—	—	—	—	114.0	114.0	10.0	124.0
Conversion of PDH Common Stock into common stock	—	—	37,445	—	0.4	—	—	0.4	(0.4)	—
Issuance of common stock under ESPP	—	—	36,104	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	1.9	—	—	1.9	—	1.9
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2016	2,000,000	—	229,597,246	2.3	3,524.2	(676.3)	(473.7)	2,376.5	191.4	2,567.9
Net income (loss)	—	—	—	—	—	71.8	—	71.8	(5.9)	65.9
Other comprehensive income, net of taxes	—	—	—	—	—	—	9.6	9.6	(9.0)	0.6
Issuance of common stock at $8.25 per share in the September 2016 Equity Offering	—	—	48,787,878	0.5	402.0	—	—	402.5	—	402.5
Issuance costs in connection with the September 2016 Equity Offering	—	—	—	—	(11.6)	—	—	(11.6)	—	(11.6)
Conversion of PDH Common Stock into common stock	—	—	10,000	—	0.1	—	—	0.1	(0.1)	—
Issuance of common stock under ESPP	—	—	25,662	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	2.5	—	—	2.5	—	2.5
Gain on amendment of Series B Convertible Preferred Stock	—	—	—	—	—	32.9	—	32.9	—	32.9
Changes in non-controlling interests	—	—	—	—	3.7	—	—	3.7	(4.3)	(0.6)
Balance at September 30, 2016	2,000,000	$—	278,420,786	$2.8	$3,921.1	$(571.6)	$(464.1)	$2,888.2	$172.1	$3,060.3

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net (loss) income	—	—	—	—	—	(26.7)	—	(26.7)	0.4	(26.3)
Other comprehensive loss, net of taxes (as restated)	—	—	—	—	—	—	(344.4)	(344.4)	(8.7)	(353.1)
Issuance of common stock to Founder Entities as stock dividend on Series A Preferred Stock declared on 12/31/14	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	21,316	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	7,986	—	0.1	—	—	0.1	—	0.1
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	24.6	24.6
Balance at March 31, 2015 (as restated)	2,000,000	—	192,221,572	1.9	2,814.3	(250.8)	(475.0)	2,090.4	109.1	2,199.5
Net (loss) income	—	—	—	—	—	(12.2)	—	(12.2)	3.1	(9.1)
Other comprehensive income, net of taxes (as revised)	—	—	—	—	—	—	87.4	87.4	1.6	89.0
Issuance of common stock at $26.50 per share in the June 2015 Equity Offering	—	—	18,226,414	0.2	482.8	—	—	483.0	—	483.0
Issuance costs in connection with the June 2015 Equity Offering	—	—	—	—	(14.8)	—	—	(14.8)	—	(14.8)
Conversion of PDH Common Stock into common stock	—	—	406,217	—	4.7	—	—	4.7	(4.7)	—
Issuance of common stock under ESPP	—	—	6,841	—	0.3	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	0.6	—	—	0.6	—	0.6
Balance at June 30, 2015	2,000,000	—	210,861,044	2.1	3,287.9	(263.0)	(387.6)	2,639.4	109.1	2,748.5
Net (loss) income (as restated)	—	—	—	—	—	(140.1)	—	(140.1)	0.5	(139.6)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(353.8)	(353.8)	(7.2)	(361.0)
Issuance of common shares to non-employee	—	—	2,500	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	6,343	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	9,710	—	0.1	—	—	0.1	—	0.1
Purchase accounting adjustment to non-controlling interest for Arysta Acquisition	—	—	—	—	—	—	—	—	6.4	6.4
Acquisition of remaining interest in Arysta Colombia	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Equity compensation expense	—	—	—	—	(0.7)	—	—	(0.7)	—	(0.7)
Balance at September 30, 2015 (as restated)	2,000,000	$—	210,879,597	$2.1	$3,287.3	$(403.1)	$(741.4)	$2,144.9	$105.5	$2,250.4
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
Basis of Presentation
These unaudited interim Condensed Consolidated Financial Statements and related information have been prepared in accordance with GAAP for interim financial information and in accordance with the applicable rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required in connection with annual financial statements. These unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair statement of the Company's results of operations. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report.
The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Recently Adopted Accounting Pronouncements
Compensation - Stock Compensation (Topic 718) - In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This update changes the accounting treatment related to tax windfall and shortfalls associated with share-based awards. It also eliminates the requirement for entities to estimate future forfeiture rates associated with share-based awards and stipulates the requirement that cash payments made by employers when directly withholding shares for tax-withholdings purposes should be classified as a financing activity in the statement of cash flows. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this ASU as of April 1, 2016. This ASU did not have a material impact on the Company's financial statements.
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
Compensation – Stock Compensation (Topic 718) - In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).”  Under the provisions of this update, a performance target that affects vesting and that could be achieved after the requisite service period are treated as a performance condition.  The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2015.  The Company adopted this ASU as of January 1, 2016. This ASU did not have a material impact on the Company's financial statements as it had no share-based compensation awards that were effected by this pronouncement.
Recently Issued Accounting Pronouncements Not Yet Adopted
Consolidation (Topic 810) - In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties that are Under Common Control." This update clarifies how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of this ASU.
Income Taxes (Topic 740) - In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other than Inventory." This update stipulates that entities recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.  The amendments in this guidance apply to assets other than inventory, for example, intellectual property and property, plant and equipment.  The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted in the first quarter of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is evaluating the impact of this ASU.
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update was issued to reduce the differences in the classification of certain transactions in the statement of cash flows. The update addresses eight specific cash flow issues, including debt prepayment and extinguishment costs, zero coupon bond settlement, contingent consideration payments, insurance claim settlements, company-owned life insurance receipts/payments, distributions from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
Financial Instruments - Credit Losses (Topic 326) - In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This update introduces new guidance for the accounting for credit losses on certain types of financial instruments, which are to be estimated based on the expected losses. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The guidance is effective on a modified retrospective basis for fiscal years and interim periods beginning after December 15, 2019 with early adoption permitted for fiscal years and interim periods beginning after December 15, 2018. The Company is evaluating the impact of this ASU.
Investments - Equity Method and Joint Ventures (Topic 323) - In March 2016, the FASB issued ASU No. 2016-07, "Simplifying the Transition to the Equity Method of Accounting." This update simplifies transition accounting when the ownership level or degree of influence held in an investment qualifies that investment for equity method accounting. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect this ASU to have a material impact on its financial statements.
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
Derivatives and Hedging (Topic 815) - In March 2016, the FASB issued ASU No. 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force)." This update stipulates that a change in the counterparty of a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and provides entities with the option to apply either a prospective or a modified retrospective approach. The Company does not expect this ASU to have a material impact on its financial statements.
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires the lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lessee can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of this ASU.
Financial Instruments - Overall (Subtopic 825.10) - In January 2016, the FASB issued ASU No. 2016-1, “Recognition and Measurement of Financial Assets and Financial Liabilities.” This update addresses certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. Provisions of this ASU include, among others, requiring the measurement of certain equity investments at fair value, with changes in value recognized in net income, and simplifying the impairment assessment of certain equity investments. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017. The guidance is effective on a modified retrospective basis, except as it relates to equity securities without a readily determinable fair value, for which it is effective on a prospective basis. Early adoption is only permitted for provisions related to the recognition of changes in fair value of financial liabilities. The Company does not expect this ASU to have a material impact on its financial statements.
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued the following amendments and supplements to the guidance of ASU Nos. 2014-09 and 2015-14, all of which become effective for fiscal years and interim periods beginning after December 15, 2017:

•
ASU No. 2016-08, "Principal versus Agent Considerations," issued in March 2016. This update improves the operability and understandability of the implementation guidance on principal versus agent considerations.

•
ASU No. 2016-10, "Identifying Performance Obligations and Licensing," issued in April 2016. This update provides clarification on the implementation guidance defining when a good or service is separately identifiable from other promises in the contract and on contracts with licenses of intellectual property.

•
ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," issued in May 2016. This update provides clarification on the collectability criterion, presentation of taxes, non-cash consideration and contract modification guidance espoused in ASU No. 2014-09. This update also clarifies the accounting treatment for completed contracts and retrospective application of the standard to prior reporting periods.

The Company continues to evaluate the impact of ASU Nos. 2014-09, 2015-14 and their subsequent amendments.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Presentation of Financial Statements - Going Concern (Subtopic 205-40) - In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern."  This update provides clarification on conditions and events that should be considered by management at each annual and interim reporting period in determining whether there exists substantial doubt as to an entity’s ability to continue as a going concern.  The guidance is effective for fiscal years and interim periods ending after December 15, 2016 with early adoption permitted.  The Company does not expect this ASU to have a material impact on its financial statements.
Out of Period Adjustment
In connection with the preparation of the Company's unaudited interim Condensed Consolidated Financial Statements for the period ended September 30, 2016, the Company identified an error that effected prior periods related to the allocation of expenses to non-controlling interests. On a cumulative basis since the first quarter of 2015, the Company determined $6.1 million of expenses were not allocated to its non-controlling interests resulting in an overstatement of “Non-controlling Interests” and “Accumulated Deficit” in the Company’s Condensed Consolidated Balance Sheets and an understatement of “Net loss attributable to non-controlling interests” and overstatement of “Net loss attributable to stockholders” in the Company's Condensed Consolidated Statements of Operations. Based on an analysis of qualitative and quantitative factors, management has concluded that this error was not material to the Company's unaudited interim Condensed Consolidated Financial Statements for 2015 and 2016 as well as the Company's Annual Report for the year ended December 31, 2015. As a result, the effects of the adjustment were corrected in the unaudited interim Condensed Consolidated Financial Statements for the period ended September 30, 2016.
Restatement
As previously disclosed in the Company's Annual Report, the Company restated its unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and its unaudited Condensed Consolidated Balance Sheet as of September 30, 2015 that were previously included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2015 to correct an error as a result of improperly recording a benefit on an unrealized loss associated with a foreign currency hedge entered into in connection with the Alent Acquisition for income tax accounting purposes, which resulted in an understatement of income tax expense of $17.8 million. As a result of the error, "Loss per share" was understated by $0.08 for the three and nine month periods ended September 30, 2015. In addition, "Prepaid expenses and other current assets" were overstated by $19.6 million, "Other assets" were understated by $2.8 million, and "Accrued income taxes payable" was understated by $1.0 million.
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
Arysta Acquisition
On February 13, 2015, Platform completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and closing working capital adjustments, and including Arysta Seller transaction expenses paid by Platform, and the issuance to the Arysta Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair value of $646 million. On September 9, 2016, the Company entered into a settlement agreement with the Arysta Seller with respect to certain of its obligations relating to the Company's shares of Series B Convertible Preferred Stock. See Note 11, Stockholders' Equity, under the heading "Series B Convertible Preferred Stock."
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
Acquisition Net Sales and Net Income (Loss)
Since the dates of their respective acquisitions, net sales contributed by the OMG Malaysia, Alent, OMG and Arysta Acquisitions for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
OMG Malaysia	$8.5	$—	$21.4	$—
Alent	243.9	—	693.0	—
OMG	27.8	—	80.9	—
Arysta	363.7	318.2	1,013.4	837.6
Total	$643.9	$318.2	$1,808.7	$837.6
Net income (loss) generated by the OMG Malaysia, Alent, OMG and Arysta Acquisitions, excluding corporate allocations, for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
OMG Malaysia	$1.2	$—	$2.3	$—
Alent	23.7	—	38.8	—
OMG	4.2	—	4.5	—
Arysta	(8.9)	(34.8)	(174.1)	(100.6)
Total	$20.2	$(34.8)	$(128.5)	$(100.6)
As the integration continues for (1) the OMG Malaysia, Alent and OMG Acquisitions within the Company's Performance Solutions business segment and (2) the Arysta Acquisition within the Agricultural Solutions segment, discrete results reported by these existing businesses are being effected by the integration process and are becoming less comparable to prior periods.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction costs incurred to acquire OMG Malaysia, Alent and the OMG Businesses, as well as the applicable amounts of identified assets acquired and liabilities assumed at the applicable acquisition date:

(amounts in millions)	OMG Malaysia	Alent	OMG
Consideration
Cash, net	$(1.3)	$1,507.0	$239.1
Equity instruments	—	231.4	—
Note receivable settlement	125.0	—	—
Total consideration	$123.7	$1,738.4	$239.1

Acquisition costs	$0.5	$29.2	$7.4

Identifiable assets acquired and liabilities assumed
Accounts receivable	$4.3	$177.4	$33.1
- less uncollectible	—	(1.8)	(1.6)
Accounts receivable - fair value	4.3	175.6	31.5
Inventories	6.4	116.1	13.2
Other current assets	0.2	29.3	1.6
Property, plant and equipment	4.7	192.2	35.1
Identifiable intangible assets	38.3	682.9	77.9
Other assets	—	38.3	0.2
Current liabilities	(3.5)	(181.8)	(21.5)
Non-current deferred tax liability	(10.0)	(139.6)	(13.6)
Other long term liabilities	—	(345.2)	(2.9)
Total identifiable net assets	40.4	567.8	121.5
Goodwill	83.3	1,170.6	117.6
Total purchase price	$123.7	$1,738.4	$239.1
The purchase accounting and purchase price allocation is complete for the OMG Acquisition. During the nine months ended September 30, 2016, the Company increased the environmental reserves by $1.5 million and reduced non-current accrued tax liability by $2.6 million. The collective impact of these adjustments resulted in a decrease of $1.1 million in goodwill.
The purchase accounting and purchase price allocation is substantially complete for the Alent Acquisition with the exception of intangible assets, income taxes, environmental reserves and AROs. The Company is still gathering information to finalize purchase accounting for the Alent Acquisition. During the nine months ended September 30, 2016, the Company updated the environmental reserves, non-current other liabilities and non-current deferred tax assets. The updates resulted in increases in environmental reserves of $25.6 million and non-current other liabilities of $2.8 million. The collective impact of these adjustments resulted in an increase of $0.7 million in non-current deferred tax asset along with corresponding adjustments reflected in goodwill.
The purchase accounting and purchase price allocation is substantially complete for the OMG Malaysia Acquisition with the exception of intangible assets. Subsequent to this acquisition, the Company updated the valuation of inventories, identifiable intangible assets and non-current deferred tax liability. The updated valuations resulted in decreases in inventories of $0.8 million and identifiable intangible assets of $20.7 million. The collective impact of the adjustments noted above resulted in a decrease of $5.1 million in non-current deferred tax liability, with corresponding adjustments reflected in goodwill.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

All the measurement period adjustments noted above had an immaterial impact on Condensed Consolidated Statement of Operations for the nine months ended September 30, 2016. There were no measurement period adjustments made for the three months ended September 30, 2016.
The excess of the respective cost of the OMG Malaysia, Alent and OMG Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed in connection with these acquisitions is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from these acquisitions. Of the $1.37 billion of goodwill recorded in connection with the OMG Malaysia, Alent and OMG Acquisitions, $113 million is expected to be deductible for tax purposes as a result of the OMG Malaysia and OMG Acquisitions.
Identifiable intangible assets recorded in conjunction with the OMG Malaysia, Alent and OMG Acquisitions were as follows:

	OMG Malaysia		Alent			OMG		Total
(amounts in millions)	Fair Value	Weighted average useful life (years)	Fair Value		Weighted average useful life (years)	Fair Value	Weighted average useful life (years)	Fair Value	Weighted average useful life (years)
Customer lists	$35.0	25.0	$391.4		14.7	$49.0	24.3	$475.4	16.5
Developed technology	3.3	5.0	203.3		10.0	28.0	10.0	234.6	9.9
Tradenames	—	—	85.8	(1)	20.0	0.9	10.0	86.7	18.3
In process - R&D	—	—	2.4	(2)	—	—	—	2.4	—
Total	$38.3	23.3	$682.9		13.2	$77.9	19.0	$799.1	14.3
(1) Includes $81.4 million of indefinite-lived tradenames which have been excluded from the calculation of weighted average useful life.
(2) Excluded from the calculation of weighted average useful life.
Pro Forma Revenue and Earnings
The following unaudited pro forma summary presents consolidated information of the Company for the three and nine months ended September 30, 2016 and 2015 as if the OMG Malaysia, Alent and OMG Acquisitions had each occurred on January 1, 2015, and as if the Arysta Acquisition had occurred on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Pro forma revenue	$890.5	$865.5	$2,638.8	$2,713.9
Pro forma net income (loss) attributable to stockholders	105.5	(151.8)	(21.8)	(198.5)
For the three and nine months ended September 30, 2016, the Company incurred $1.3 million and $14.3 million of acquisition and integration expenses, respectively, related to the OMG Malaysia, Alent, OMG and Arysta Acquisitions, which have been reflected in the pro forma earnings above as if each of these Acquisitions had occurred in 2015. In addition, for the three and nine months ended September 30, 2015, the Company incurred acquisition and integration expenses of $4.4 million and $32.2 million, respectively, related to the Arysta Acquisition, which have been excluded from the September 30, 2015 pro forma earnings above. These pro forma amounts have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2015, as well as the effect of the debt instruments used to fund the Arysta and Alent Acquisitions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES
The major components of inventory were as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Finished goods	$355.9	$340.1
Work in process	44.2	28.5
Raw materials and supplies	164.2	148.9
Total inventory, net	$564.3	$517.5
In connection with Platform's various business acquisitions, the value of inventory was increased at the respective dates of acquisition to reflect fair value. For the three months ended September 30, 2016 and 2015, zero and $1.3 million, respectively, was recorded to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover of such acquisitions and purchase price adjustments. For the nine months ended September 30, 2016 and 2015, $11.7 million and $58.0 million, respectively, was charged to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover of such acquisitions and purchase price adjustments.
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	September 30, 2016	December 31, 2015
Land and leasehold improvements	$109.2	$107.9
Buildings and improvements	138.1	143.8
Machinery, equipment, fixtures and software	302.4	276.8
Construction in process	27.4	21.4
Assets under capital lease:
Land and buildings	8.2	6.4
Machinery and equipment	5.3	5.1
Total property, plant and equipment	590.6	561.4
Accumulated depreciation	(111.1)	(64.3)
Accumulated amortization of capital leases	(6.8)	(5.5)
Property, plant and equipment, net	$472.7	$491.6
For the three months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $18.9 million and $11.6 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded depreciation expense of $55.8 million and $33.7 million, respectively.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
December 31, 2015	$2,147.2	$1,874.7	$4,021.9
Addition from acquisitions	66.9	—	66.9
Purchase accounting adjustments	46.3	—	46.3
Foreign currency translation and other	4.6	226.6	231.2
September 30, 2016	$2,265.0	$2,101.3	$4,366.3
The carrying value of indefinite-lived intangible assets other than goodwill, which consist solely of tradenames, was $391 million and $360 million at September 30, 2016 and December 31, 2015, respectively.
During the nine months ended September 30, 2016, the Company found no indications of impairment related to its goodwill and indefinite-lived intangible assets.
Intangible assets subject to amortization were as follows:

		September 30, 2016			December 31, 2015
(amounts in millions)	Weighted Average Useful Life (years)	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount and Foreign Exchange	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	18.3	$1,240.5	$(117.9)	$1,122.6	$1,297.2	$(184.0)	$1,113.2
Developed technology	11.7	2,009.4	(146.7)	1,862.7	2,260.9	(440.4)	1,820.5
Tradenames	8.0	22.2	(5.9)	16.3	24.2	(5.4)	18.8
Non-compete agreements	5.0	1.9	(0.9)	1.0	1.9	(0.5)	1.4
Total	14.1	$3,274.0	$(271.4)	$3,002.6	$3,584.2	$(630.3)	$2,953.9
For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense on intangible assets of $68.0 million and $50.4 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense on intangible assets of $199 million and $143 million, respectively.
6. LONG-TERM COMPENSATION PLANS
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2016, a total of 373,434 shares of common stock had been issued and 2,824,164 awarded RSUs and stock options were outstanding under the 2013 Plan.

	Nine Months Ended September 30, 2016
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2015	1,006,436	501,634	329,802	175,000
Granted	2,110,173	1,719,975	—	390,198
Exercised/Issued	(7,642)	(7,642)	—	—
Forfeited	(109,803)	(100,313)	(9,490)	—
Outstanding at September 30, 2016	2,999,164	2,113,654	320,312	565,198
Equity Classified RSUs
During the nine months ended September 30, 2016, the Company issued the following RSU grants following their approval by the Board:

	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
RSUs issued	1,719,975	$10.86	34.1
In addition to RSUs containing only service vesting conditions, the Company has issued RSUs for which vesting is also tied to performance or market conditions. Certain of these RSUs with performance or market vesting conditions also contain provisions for additional share awards in the event certain performance or market conditions are met at the end of certain applicable measurement periods. These conditions are generally based on ROIC or TSR targets. As of September 30, 2016, the following equity classified RSUs were outstanding:

	September 30, 2016
Vesting Conditions:	Outstanding	Weighted average service period (years)	Potential additional awards
Service-based	772,835	2.8	—
Performance-based	713,830	3.3	433,780
Market-based	626,989	3.5	1,202,067
Total	2,113,654	3.2	1,635,847
In addition, the Board had approved 166,667 RSUs under the 2013 Plan subject to EBITDA performance conditions that must be achieved in the applicable vesting year which have yet to be set. These awards also include a multiplier of zero to 100% based upon adjusted EBITDA target benchmarks. As the target adjusted EBITDA benchmarks have not yet been established, these RSUs have been excluded from the above grant activity. The adjusted EBITDA target benchmarks are expected to be established in 2017 and 2018.
For the three months ended September 30, 2016 and 2015, total compensation expense associated with RSUs classified as equity totaled $2.0 million and $0.2, respectively. For the nine months ended September 30, 2016 and 2015, total compensation expense associated with RSUs classified as equity totaled $4.6 million and $0.6 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Liability Classified RSUs
In March 2014, the Company granted to certain employees 329,823 RSUs that cliff vest on December 31, 2020. These RSUs are subject to an adjusted EBITDA performance condition and a share price market condition. Additionally, the number of shares of common stock to be issued is limited to a maximum cash value, requiring these awards to be classified as liabilities. There were 320,312 RSUs associated with these grants outstanding as of September 30, 2016. The combined undiscounted maximum cash value of all liability-classified RSUs issued is approximately $6.9 million, which is being recognized as compensation expense over the period from grant to the vesting date.
For the three months ended September 30, 2016 and 2015, compensation expense (income) associated with these awards totaled zero and $(0.6) million, respectively. For the nine months ended September 30, 2016 and 2015, compensation expense associated with these awards totaled zero and $0.8 million, respectively.
Stock Options
During the nine months ended September 30, 2016, the Company granted non-qualified stock options under the 2013 Plan as follows:

	Stock Options	Weighted average strike price per share	Weighted average grant date fair value per share
Stock options granted	390,198	$8.05	$4.35
All options granted during 2016 are subject to graded vesting over a three-year period and have contractual lives of ten years from the grant date. Fair value of the grants is calculated using the Black-Scholes option pricing model at the grant date.
The following table provides the range of assumptions used in valuing the option grants using the Black-Scholes option pricing method:

Black-Scholes Input Assumptions
Weighted average expected term (years)	6.0
Expected volatility	53.0%
Risk-free rate	1.52% to 1.56%
Expected dividend rate	—%
Fair value price per share	$4.32 to $4.81
Weighted average expected term is calculated based on the simplified method for plain vanilla options as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and certain alternative information to assist with estimating it is not easily obtainable. Expected volatility is calculated based on a blend of the implied and historical equity volatility of an index of comparable companies. Risk-free rate of return is based on an interpolation of U.S. Treasury rates to reflect an expected term of six years at the date of grant.
For the three and nine months ended September 30, 2016, the Company recognized compensation expense associated with stock options of $0.1 million and $0.3 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Long Term Cash Bonus Plan
The Company established the LTCB during the first quarter of 2015. As of September 30, 2016, the LTCB provides participants with the right to receive long-term cash bonuses totaling in the aggregate $10.5 million, a decrease of $4.8 million from December 31, 2015 due to forfeitures. Benefits under the plan vest over periods ranging from 36 to 62.5 months and include adjusted EBITDA performance targets, which are subject to appropriate and equitable adjustments by the compensation committee of the Board in order to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary. For the three months ended September 30, 2016 and 2015, compensation expense (income) associated with the LTCB totaled $0.1 million and $(0.6) million, respectively. For the nine months ended September 30, 2016 and 2015, compensation expense associated with the LTCB totaled $0.2 million and $0.2 million, respectively.
Employee Stock Purchase Plan
The Company adopted the ESPP in 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the plan. As of September 30, 2016, a total of 152,665 shares had been issued under the ESPP, and approximately 1,200 persons were eligible to participate in the ESPP. For the three months ended September 30, 2016 and 2015, compensation expense associated with the ESPP totaled $0.2 million and zero, respectively. For the nine months ended September 30, 2016 and 2015, compensation expense associated with the ESPP totaled $0.3 million and $0.1 million, respectively.
7. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2016		2015		2016		2015
Pension & SERP Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic (benefit) cost
Service cost	$—	$0.4	$—	$0.2	$—	$1.3	$—	$0.6
Interest cost on the projected benefit obligation	2.5	0.8	1.6	0.5	7.6	2.3	4.8	1.5
Expected return on plan assets	(2.9)	(0.6)	(2.4)	(0.5)	(8.7)	(1.9)	(7.2)	(1.5)
Amortization of prior service cost	—	0.1	—	—	—	0.4	—	—
Net periodic (benefit) cost	$(0.4)	$0.7	$(0.8)	$0.2	$(1.1)	$2.1	$(2.4)	$0.6

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2016		2015		2016		2015
Post-retirement Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net periodic cost
Interest cost on the projected benefit obligation	$0.1	$0.1	$0.1	$—	$0.3	$0.2	$0.3	$—
Net periodic cost	$0.1	$0.1	$0.1	$—	$0.3	$0.2	$0.3	$—
No pension service costs were recognized during the three and nine months ended September 30, 2016 and 2015 under the domestic pension plans, nor will there be in future periods, as benefits in the plans were frozen.
The Company expects to make contributions totaling $6.9 million to its pension and other post-retirement benefit plans during 2016, of which $6.6 million was contributed as of September 30, 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT, CAPITAL LEASES, FINANCIAL GUARANTEES AND FACTORING ARRANGEMENTS
Excluding the "Preferred stock redemption liability," the Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	September 30, 2016	December 31, 2015
Debt and Capital Lease Obligations
USD Senior Notes due 2022, interest at 6.5%, net of unamortized premium and debt issuance costs of $17.5 million and $18.9 million at September 30, 2016 and December 31, 2015, respectively	$1,082.5	$1,081.1
EUR Senior Notes due 2023, interest at 6.00%, net of debt issuance costs of $5.8 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively	387.6	374.0
USD Senior Notes due 2021, interest at 10.375%, net of debt issuance costs of $11.5 million and $12.5 million at September 30, 2016 and December 31, 2015, respectively	488.5	487.5
First Lien Credit Facility - U.S. Dollar Term Loans due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $57.4 million and $66.8 million at September 30, 2016 and December 31, 2015, respectively	2,620.0	2,631.3
First Lien Credit Facility - Euro Term Loans due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%, net of unamortized discount and debt issuance costs of $13.2 million and $14.9 million at September 30, 2016 and December 31, 2015, respectively	638.0	619.2
Borrowings under the Revolving Credit Facility, interest at LIBOR plus 3.00% at September 30, 2016	—	—
Borrowings under lines of credit, weighted average interest rate of 3.52% and 4.28% at September 30, 2016 and December 31, 2015, respectively	42.8	16.7
Other	18.9	18.5
Total debt and capital lease obligations	5,278.3	5,228.3
Less: current portion debt and capital lease obligations	(81.4)	(54.7)
Total long-term debt and capital lease obligations	$5,196.9	$5,173.6
The weighted average effective interest rate associated with debt outstanding at September 30, 2016, based on currently applicable interest rates, was 6.99%. This rate includes the effects of interest rate swaps, as well as the impact of deferred financing fees and original issue discount and premium amortization calculated using the effective interest method.
In August 2015, the Company entered into a series of pay fixed, receive floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €282 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
On September 9, 2016, the Company entered into a settlement agreement with the Arysta Seller with respect to certain obligations relating to the Company's shares of Series B Convertible Preferred Stock. As a result of the settlement agreement, for accounting purposes, the Series B Convertible Preferred Stock was deemed extinguished in exchange for the issuance of another financial instrument that is recognized as a "Preferred stock redemption liability" in the current liability section of the Condensed Consolidated Balance Sheet, which totaled $504 million as of September 30, 2016. See Note 11, Stockholders' Equity, under the heading "Preferred Stock - Series B Convertible Preferred Stock" for further information.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)	Principal Payments
Year ending December 31,
2016 - remaining	$8.9
2017	34.9
2018	34.8
2019	34.6
2020	3,218.8
2021	500.7
Thereafter	1,494.4
Total	$5,327.1
In order to fund its acquisition activity, the Company has $5.28 billion of debt as of September 30, 2016, with expected interest payments in excess of $300 million per year. The first significant principal debt payments, totaling $3.22 billion, are due in 2020 and represent maturities of outstanding term loans under the Amended and Restated Credit Agreement.  On October 14, 2016, the Company created new tranches of term loans, the proceeds of which were used to prepay, in full, more than half of the Company's previously existing term loans, having the effect of reducing future interest payments and extending maturity dates. See "Amended and Restated Agreement - Subsequent Events" below. In addition, to the extent the Company does not settle its preferred stock redemption liability as described below, on April 20, 2017, it will be required to repurchase, in consideration and exchange for shares of its common stock, each share of Series B Convertible Preferred Stock that has not been previously converted into shares of the Company's common stock or automatically redeemed for cash. Upon such repurchase, the Company would also pay to holders of Series B Convertible Preferred Stock in cash a make whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. Based on Platform's common stock price of $8.11 as of September 30, 2016, the maximum potential make whole payment would total approximately $421 million. Under the terms of a recent settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, the Company may however settle (i) all of its obligations with respect to the Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of its common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, its obligation to pay the make whole payment mentioned above to the Arysta Seller.
The Company anticipates sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and has access to a $500 million line of credit under the Revolving Credit Facility, with current availability of $500 million, as well as availability under various lines of credit and overdraft facilities of $118 million. In addition, during the third quarter of 2016, the Company completed the September 2016 Equity Offering of 48,787,878 shares of common stock. This offering resulted in gross proceeds of approximately $402.5 million. Despite the above, a combination of the settlement of the preferred stock redemption liability, working capital shortfalls and future acquisitions may require utilization of the Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  The Company's long-term liquidity may also be impacted by its ability to borrow additional funds, renegotiate existing debt and/or raise equity or debt under favorable terms.
Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. As of September 30, 2016, the maximum borrowing capacity under the Amended and Restated Credit Agreement consisted (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency.
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
Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary covenants including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. As of September 30, 2016, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with such debt covenants, had full availability of its unused borrowing capacity of $500 million under the Revolving Credit Facility.
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
Subsequent Event
On October 14, 2016, the Company entered into and closed the transactions contemplated by Amendment No. 5 to the Second Amended and Restated Credit Agreement. Amendment No. 5, among other things, provided for the prepayment in full of previously existing tranche B and tranche B-2 term loans denominated in U.S. dollars and tranche C-1 term loans denominated in Euros with the aggregate proceeds of newly created tranche B-4 term loans denominated in U.S. dollars in an aggregate principal amount of $1.48 billion (less original issue discount of 0.5%) and tranche C-3 term loans denominated in Euros in an aggregate principal amount of €433 million (or $487 million based on the Euro/USD exchange rate of 1.124 on September 30, 2016)(less original issue discount of 0.25%). The amendment effectively reduced interest rates by 50 basis points for the new U.S. Dollar denominated term loans and by 75 basis points for the new Euro denominated term loans. The new tranche B-4 term loans bear interest at 4.0% per annum, plus an applicable eurocurrency rate and the new Euro tranche C-3 term loans bear interest at 3.75% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Credit Agreement. The maturity date of the new term loans is June 7, 2023; provided that if, on or prior to November 2, 2021, the Company has not prepaid, redeemed or otherwise retired and/or refinanced in full its 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, the maturity date of the new term loans will be November 2, 2021.
Amendment No. 5 also (i) amended the Restricted Payments basket, as defined in the Amended and Restated Credit Agreement, to limit select forms of restricted payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.00 to 1.00, and (ii) requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Except as set forth in Amendment No. 5 and above, the new USD tranche B-4 term loans have identical terms as the existing U.S. dollar denominated tranche B-3 term loans and the new Euro tranche C-3 term loans have identical terms as the existing Euro denominated tranche C-2 term loans and, in each case, are otherwise subject to the provisions of the Amended and Restated Credit Agreement.
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
Lines of Credit and Other Debt Facilities
The Company carries a Revolving Credit Facility and various lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. As of September 30, 2016 and December 31, 2015, the aggregate principal amount outstanding under such facilities totaled $42.8 million and $16.7 million, respectively. The Company also had letters of credit outstanding of $32.9 million and $40.0 million as of September 30, 2016 and December 31, 2015, respectively, of which $11.2 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively, reduce the borrowings available under the Revolving Credit Facility. As of September 30, 2016 and December 31, 2015, the availability under these facilities was approximately $618 million, net of outstanding letters of credit.
Financial Guarantees and Factoring Arrangements
The Company periodically enters into certain arrangements with vendors and customers under which it provides guarantees to financial institutions for loans entered into between its vendors and customers and the financial institutions, the proceeds of which are used to settle outstanding accounts receivables. The terms of the guarantees are equivalent to the terms of the customer loans. Liabilities for the guarantees are recorded at amounts that approximate fair value, based on the Company’s historical collection experience with vendors and customers that participate in the program and a current assessment of credit exposure. Such liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $6.7 million and $46.3 million as of September 30, 2016 and December 31, 2015, respectively. Program income and expenses are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2016 and 2015, program income (expenses) totaled $0.1 million and $(0.5) million, respectively. For the nine months ended September 30, 2016 and 2015, program income (expenses) totaled $0.3 million and $(1.5) million, respectively.
The Company also utilizes accounts receivable factoring arrangements as a part of its working capital management strategies. Total current capacity under such programs is approximately $287 million as of September 30, 2016. Under these arrangements, factored accounts receivable may be transferred with or without recourse. Factoring transactions qualifying for sales treatment, where the derecognition criteria have been met, totaled $33.1 million as of September 30, 2016. As of December 31, 2015, such transactions totaled $189 million. Accounts receivable balances related to arrangements not having met the derecognition criteria, where the risks and rewards of ownership have not been transferred, remain recorded in "Accounts receivable" and the related liabilities are included in "Accrued expenses and other current liabilities" in the Company's Condensed Consolidated Balance Sheets, and totaled $31.0 million and $24.8 million as of September 30, 2016 and December 31, 2015, respectively. Factoring fees are recorded in "Interest expense, net" in the Condensed Consolidated Statements of Operations and totaled $0.7 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, factoring fees totaled $1.4 million and $0.1 million, respectively. As of September 30, 2016, the Company had additional capacity under its factoring arrangements of approximately $96.8 million, subject to the limitations outlined in its Credit Facilities and other agreements governing outstanding debt.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Some of the Company’s subsidiaries in the United States and the Netherlands periodically enter into arrangements with financial institutions for consignment and/or purchase of precious metals. The present and future indebtedness and liability relating to such arrangements are guaranteed by the Company. The Company’s maximum guarantee liability under these arrangements is limited to an aggregate of $18.0 million.
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
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar and in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are affected by foreign currency exchange rate volatility.
As of September 30, 2016, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with U.S. Dollars and Euro, with less significant amounts traded with Japanese Yen. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at September 30, 2016 was approximately $264 million, all of which have settlement dates within one year. The following table details the Company's significant outstanding foreign exchange derivative contracts as of September 30, 2016:

(in millions)	Traded against USD		Traded against EUR (USD equivalent)
Currency	Purchasing	Selling	Purchasing	Selling
Euro (EUR)	$41.4	$36.9	$—	$—
Brazilian Real (BRL)	13.8	66.1	—	—
Japanese Yen (JPY)	12.3	18.7	9.5	1.6
South African Rand (ZAR)	—	22.3	—	1.4
Taiwan Dollar (TWD)	10.6	—	—	—
Other	15.4	2.9	9.1	0.3
Total	$93.5	$146.9	$18.6	$3.3
The change in the net fair value of the foreign currency forward contracts is recorded in "Loss on derivative contracts" in the Condensed Consolidated Statements of Operations.
Interest Rates
In August 2015, the Company entered into a series of pay fixed, receive floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €282 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Accumulated other comprehensive income (loss)" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in interest expense.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $38.7 million and $16.5 million as of September 30, 2016 and December 31, 2015, respectively. All contracts outstanding at September 30, 2016 have delivery dates within the next twelve months. The change in the net fair value of the commodities futures contracts is recorded in "Loss on derivative contracts" in the Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional value of the embedded derivative, have been recorded in "Inventory" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $13.7 million and $13.0 million at September 30, 2016 and December 31, 2015, respectively, and primarily relate to gold purchases. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and totaled $0.4 million and zero at September 30, 2016 and December 31, 2015, respectively.
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)		September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments	Liabilities Balance Sheet location
Interest rate swaps	Accrued expenses and other current liabilities	$(10.5)	$—
Interest rate swaps	Other long-term liabilities	(17.5)	(12.5)

Derivatives not designated as hedging instruments:	Assets Balance Sheet location
Foreign exchange and metals contracts	Prepaid expenses and other current assets	2.6	1.1
Foreign exchange contracts	Other assets	—	1.0
	Liabilities Balance Sheet location
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	(5.5)	(1.0)
Net derivative contract liability		$(30.9)	$(11.4)
The Company recorded unrealized losses of $1.6 million and $24.3 million for the three and nine months ended September 30, 2016, respectively, in "Other comprehensive income (loss)" related to interest rate swaps. For the three and nine months ended September 30, 2015, such losses totaled $18.1 million. The interest rate swaps were deemed highly effective with no ineffective portions for cash flow hedge accounting purposes during the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the Company reclassified $3.0 million and $8.9 million, respectively, of unrealized losses associated with the interest rate swaps from "Accumulated other comprehensive income" to "Interest expense, net." During the next twelve months, the Company expects to reclassify $10.5 million from "Accumulated other comprehensive income" to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three months ended September 30, 2016 and 2015, the Company recorded realized and unrealized losses of $1.4 million and $47.3 million in "Loss on derivative contracts" in the Condensed Consolidated Statements of Operations related to foreign exchange and metals derivative contracts. For the nine months ended September 30, 2016 and 2015, such losses totaled $12.1 million and $49.9 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Master Netting Arrangements
In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an International Swaps and Derivatives Association (ISDA) or similar agreements. The right to set-off within these agreements is limited to certain termination events, such as bankruptcy or default of either party to the agreement. The Company has made an accounting policy decision not to offset and reports gross derivative asset and liability balances in the Condensed Consolidated Balance Sheets.
The following table presents recognized foreign currency exchange forward and metal future derivative contracts that are subject to master netting arrangements but not offset, as of September 30, 2016 and December 31, 2015, and shows in the "Net" column what the net impact would be on the Company's Condensed Consolidated Balance Sheets if all set-off rights were exercised:

	September 30, 2016
(amounts in millions)	Amounts offset			Amounts not offset		Net
Financial assets	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$2.1	$—	$2.1	$(0.4)	$—	$1.7
	September 30, 2016
	Amounts offset			Amounts not offset		Net
Financial liabilities	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative liabilities	$4.8	$—	$4.8	$(1.0)	$(1.0)	$2.8

	December 31, 2015
(amounts in millions)	Amounts offset			Amounts not offset		Net
Financial assets	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$3.1	$—	$3.1	$(0.3)	$—	$2.8
	December 31, 2015
	Amounts offset			Amounts not offset		Net
Financial liabilities	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative liabilities	$1.7	$—	$1.7	$(1.2)	$(0.9)	$(0.4)
Collateral paid to counterparties is recorded in "Prepaid expenses and other current assets" in the Condensed Consolidated Balance Sheets.
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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
Recurring Fair Value Measurements
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$23.2	$—	$23.2	$—
Available for sale equity securities	2.5	1.9	0.6	—
Derivatives	2.6	—	2.6	—
Total	$28.3	$1.9	$26.4	$—

Liability Category
Derivatives	$33.5	$—	$33.5	$—
Long-term contingent consideration	75.0	—	—	75.0
Preferred stock redemption liability	504.0	—	—	504.0
Total	$612.5	$—	$33.5	$579.0

		Fair Value Measurement Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$59.4	$2.9	$56.5	$—
Available for sale equity securities	6.6	5.8	0.8	—
Derivatives	2.1	—	2.1	—
Total	$68.1	$8.7	$59.4	$—

Liability Category
Derivatives	$13.5	$—	$13.5	$—
Long-term contingent consideration	70.7	—	—	70.7
Total	$84.2	$—	$13.5	$70.7

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets and liabilities:
Cash equivalents - Cash equivalents primarily comprise certificates of deposits issued by financial institutions. These funds are not publicly traded, but historically have been highly liquid. The Company records certificates of deposit at amortized cost in the Condensed Consolidated Balance Sheets. Given the relatively short maturities of these instruments, the Company believes amortized cost approximates fair value. The Company classifies these instruments as Level 2.
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
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 1.06% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Changes in the fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.7 million. Relative to the EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by approximately $3.0 million.
Preferred stock redemption liability - The preferred stock redemption liability represents a potential liability of up to $600 million related to the issuance of 600,000 shares of Series B Convertible Preferred Stock in connection with the Arysta Acquisition. The Company and the Arysta Seller entered into a settlement agreement in September 2016 with respect to certain obligations related to the Company's shares of Series B Convertible Preferred Stock. See Note 11, Stockholders' Equity, under the heading "Series B Convertible Preferred Stock." The fair value of the preferred stock redemption liability is computed as the sum of the $460 million cash consideration, which is discounted at an interpolated, risk-free rate, the September 30, 2016 market value of the 5,500,000 shares of common stock of the Company and accounts for settlement option assumptions. Accordingly, this liability is measured using Level 3 inputs. For the three and nine months ended September 30, 2016, the Company recorded a $6.0 million gain associated with the change in fair value of the preferred stock redemption liability, which was recorded to "Other income, net" in the Condensed Consolidated Statement of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the nine months ended September 30, 2016 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(amounts in millions)	September 30, 2016
Fair value measurements using significant unobservable inputs (Level 3)
Balance at December 31, 2015	$70.7
Changes in fair value	(1.7)
Purchases, sales and settlements (1)	—
Additions	510.0
Transfers into Level 3	—
Transfers out of Level 3	—
Balance at September 30, 2016	$579.0
(1) There were no purchases, sales or settlements during the nine months ended September 30, 2016.
The Company consistently applies its policy for transfers between fair value hierarchy levels as disclosed in the Company's Annual Report. There were no significant transfers between the fair value hierarchy levels for the nine months ended September 30, 2016.
Nonrecurring Fair Value Measurements
The following table presents the carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations:

(amounts in millions)	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Senior Notes due 2022	$1,082.5	$1,071.6	$1,081.1	$946.3
EUR Senior Notes due 2023	387.6	371.6	374.0	326.7
USD Senior Notes due 2021	488.5	539.9	487.5	500.0
First Lien Credit Facility - U.S. Dollar Term Loans	2,620.0	2,685.7	2,631.3	2,603.6
First Lien Credit Facility - Euro Term Loans	638.0	657.8	619.2	624.3
Capital lease obligations	5.1	5.2	5.5	5.3
Total	$5,221.7	$5,331.8	$5,198.6	$5,006.2

Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The following methods and assumptions were used to estimate the fair value of the Company’s liabilities:
Long-term Debt and Capital Lease Instruments - These financial instruments are measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Underwritten Public Offering
On September 21, 2016, the Company completed the September 2016 Equity Offering of 48,787,878 shares of its common stock at a public offering price of $8.25 per share. This number of shares includes 6,363,636 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The September 2016 Equity Offering was registered with the SEC pursuant

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

to Platform's shelf registration statement on Form S-3 declared effective by the SEC on July 26, 2016. The September 2016 Equity Offering resulted in gross proceeds to Platform of approximately $402.5 million, before underwriting discounts and commissions and offering expenses of $11.6 million.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." As of September 30, 2016 and December 31, 2015, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. The Board has also designated 600,000 of the authorized shares as "Series B Convertible Preferred Stock," which are redeemable and were presented in the mezzanine section of the Company's Condensed Consolidated Balance Sheet as of December 31, 2015. As further described below under the heading "Series B Convertible Preferred Stock", the Series B Convertible Preferred Stock was, for accounting purposes, deemed extinguished. As of September 30, 2016 and December 31, 2015, a total of 600,000 shares of Series B Convertible Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
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
Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. The fair value of these shares at the time of the Arysta Acquisition of $646 million was recognized as "Redeemable preferred stock – Series B" in the Condensed Consolidated Balance Sheets. To the extent the Company does not settle all of its obligations pursuant to the settlement agreement mentioned below, at any time after December 15, 2016, the Arysta Seller has the ability to convert these shares into common stock of Platform at a conversion price of $27.14 per share. Additionally, any shares that have not previously been converted will be automatically redeemed at a $1,000 redemption price in the event of certain mergers or consolidations, the sale of all or substantially all of the Company’s assets or subsidiaries, the sale of certain subsidiaries of the Company or the approval of any plan for the dissolution, liquidation or termination of the Company by its stockholders.
Under the terms of a settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, the Company may settle (i) all of its obligations with respect to the Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of its common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, its obligation to pay the make whole payment mentioned below to the Arysta Seller. To the extent the Company does not settle all of its obligations by December 15, 2016, it will be required, on April 20, 2017, pursuant to a share purchase agreement among the Company, the Arysta Seller and certain other parties thereto, dated as of October 20, 2014, as amended, to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above at the $1,000 redemption price payable in shares of the Company's common stock (22,107,590 shares of common stock valued at $27.14 per share). Upon such repurchase, the Company shall also pay to holders of Series B Convertible Preferred Stock in cash a make whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. Based on Platform's common stock price of $8.11 as of September 30, 2016, the maximum potential make whole payment would total approximately $421 million. To the extent the Company does not settle all of its obligations by December 15, 2016, the holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock of Platform or automatically redeemed for cash by Platform.
As a result of the settlement agreement, for accounting purposes, the Series B Convertible Preferred Stock was deemed an extinguishment in exchange for the issuance of another financial instrument that is recognized as a "Preferred stock redemption liability" in the Condensed Consolidated Balance Sheets. The Company recognized a gain of $103 million in "Other income, net" in the accompanying Condensed Consolidated Statement of Operations and a gain of $32.9 million in "Net income (loss) attributable to common stockholders." The Company also elected the fair value option to measure the liability as it most accurately reflects the economics of the transaction and the value of the liability. For the three and nine months ended September 30, 2016, the Company recorded a $6.0 million gain associated with the remeasurement of the liability, which was recorded to "Other income, net" in the Condensed Consolidated Statement of Operations.
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
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015 and will continue to be until such time as it is fully converted into shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 776,862 shares have been issued as of September 30, 2016.
For the three months ended September 30, 2016 and 2015, approximately $1.5 million and $1.1 million, respectively, of net loss has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing non-controlling interest of 6.20% and 6.35% at September 30, 2016 and 2015, respectively.
For the nine months ended September 30, 2016 and 2015, approximately $(4.2) million and $0.1 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
12. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Loss on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (Loss) Income
Balance at June 30, 2016	$(446.8)	$(26.3)	$(0.4)	$(24.9)	$24.7	$(473.7)
Other comprehensive (loss) income before reclassifications, net	(0.7)	—	(0.1)	(1.6)	9.0	6.6
Reclassifications, pretax	—	—	—	3.0	—	3.0
Balance at September 30, 2016	$(447.5)	$(26.3)	$(0.5)	$(23.5)	$33.7	$(464.1)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (loss) Income
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)
Other comprehensive income (loss) before reclassifications, net	451.8	—	(1.7)	(24.3)	(12.7)	413.1
Reclassifications, pretax	—	—	—	8.9	—	8.9
Balance at September 30, 2016	$(447.5)	$(26.3)	$(0.5)	$(23.5)	$33.7	$(464.1)

	Three Months Ended September 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at June 30, 2015	$(386.0)	$(15.4)	$0.3	$—	$13.5	$(387.6)
Other comprehensive (loss) income before reclassifications, net	(350.2)	—	1.0	(11.8)	7.2	(353.8)
Balance at September 30, 2015	$(736.2)	$(15.4)	$1.3	$(11.8)	$20.7	$(741.4)

	Nine Months Ended September 30, 2015
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(122.2)	$(14.9)	$0.1	$—	$6.4	$(130.6)
Other comprehensive (loss) income before reclassifications, net	(614.0)	—	1.2	(11.8)	14.3	(610.3)
Tax expense reclassified	—	(0.5)	—	—	—	(0.5)
Balance at September 30, 2015	$(736.2)	$(15.4)	$1.3	$(11.8)	$20.7	$(741.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13.  EARNINGS (LOSS) PER SHARE
A computation of earnings (loss) per share and weighted average shares of common stock outstanding for the three and nine months ended September 30, 2016 and 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2016	2015	2016	2015
		(as restated)		(as restated)
Net income (loss) attributable to common stockholders for basic EPS	$104.7	$(140.1)	$(39.0)	$(178.9)
Adjustments to the numerator for diluted earnings per share:
Gain on settlement agreement related to Series B Convertible Preferred Stock	(103.0)	—	(103.0)	—
Gain on amendment of Series B Convertible Preferred Stock	(32.9)	—	(32.9)	—
Remeasurement adjustment associated with the Preferred Series B redemption liability	(6.0)	—	(6.0)	—
Income allocated to PDH non-controlling interest	(1.5)	—	—	—
Net loss attributable to common stockholders for diluted EPS	$(38.7)	$(140.1)	$(180.9)	$(178.9)

Basic weighted average common stock outstanding	234.4	210.9	231.2	198.6
Assumed conversion related to the amendment of Series B preferred shares	17.1	—	20.4	—
Assumed settlement of preferred stock redemption liability	5.0	—	1.7	—
Issuable upon conversion of the PDH non-controlling interest	8.0	—	—	—
Share adjustments (1)	30.1	—	22.1	—
Dilutive weighted average common stock outstanding	264.5	210.9	253.3	198.6
Income (loss) per share attributable to common stockholders:
Basic	$0.45	$(0.66)	$(0.17)	$(0.89)
Diluted	$(0.15)	$(0.66)	$(0.71)	$(0.89)

Dividends per share paid to common stockholders	$—	$—	$—	$—
(1) For the three and nine months ended September 30, 2015, no share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2016 and 2015, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. These securities may become dilutive in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2016	2015	2016	2015
Shares contingently issuable to Founder Entities as stock dividend on Series A Preferred Stock	—	—	—	1,652
Shares issuable upon conversion of PDH Common Stock	—	8,207	8,023	8,207
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock	—	22,108	—	18,544
Shares contingently issuable for the contingent consideration	9,262	2,496	8,820	1,719
Stock options	—	55	—	70
RSUs	186	60	110	94
Shares issuable under the ESPP	1	2	3	1
	11,449	34,928	18,956	32,287
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
Total rent expense for operating leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Rent expense	$8.9	$6.0	$28.0	$16.4
Minimum non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Payment
As of September 30, 2016
2016, remaining	$10.2
2017	26.0
2018	17.7
2019	12.0
2020	9.8
2021	8.7
Thereafter	26.8
Total minimum non-cancelable operating lease commitments	$111.2
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
As of September 30, 2016 and December 31, 2015, the Company's ARO reserves, included in other short and long-term liabilities in the Condensed Consolidated Balance Sheets, totaled $21.2 million and $17.5 million, respectively.
Changes in the Company’s AROs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
AROs, beginning of period	$20.9	$17.7	$17.5	$18.5
Acquisitions	—	—	2.8	0.4
Accretion expense	0.3	0.2	0.9	0.7
Remeasurements	—	0.5	0.1	(0.2)
Payments	—	(0.4)	(0.5)	(0.4)
Foreign currency adjustments	—	(0.2)	0.4	(1.2)
AROs, end of period	$21.2	$17.8	$21.2	$17.8
Environmental
The Company formulates and distributes specialty chemical products and is therefore subject to extensive domestic and foreign environmental protection laws and regulations, including those governing the management, discharge and disposal of hazardous materials and pollutants into the soil, air and water, as well as laws and regulations governing workers' health and safety. As a result, the Company is exposed to risks of liability or claims with respect to environmental clean-up of contaminated facilities or other matters, including those in connection with the disposal or releases of, or exposure to, hazardous materials. The Company has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations. Additional costs could be incurred, including clean-up costs, fines, sanctions, and third-party claims, as a result of violations of or liabilities under environmental laws.
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
In particular, the Company has reserved approximately $44.7 million primarily related to potential liability in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent, which the Company acquired in December 2015. These sites are in various stages of environmental management: at some sites, the work is in the early stages of assessment and investigation, while at others, the clean-up remedies have been implemented and the remaining work consists of monitoring the integrity of those remedies. These sites include, but are not limited to, federal or state Superfund sites. Because the laws pertaining to Superfund sites generally impose retroactive, strict, joint and several liability,

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

a governmental plaintiff could seek to recover all remediation costs at any such site from any of the PRPs for such site, including the Company, despite the involvement of other PRPs. The Company is one of several identified PRPs in the aforementioned Superfund sites. The Company believes that the liability associated with these sites has been apportioned based on the type and amount of waste disposed by each PRP at such disposal site and the number of financially solvent PRPs. In many cases, the nature of future environmental expenditures cannot be quantified with accuracy.
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
As of September 30, 2016 and December 31, 2015, the Company's environmental reserves totaled $47.9 million and $25.7 million, respectively. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. As of September 30, 2016 and December 31, 2015, the Company has reserved approximately $8.8 million and $6.5 million, respectively, for its outstanding legal proceedings. The following is a description of certain litigation matters.
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. In September 2014, Agricola Colonet, SA de CV filed a complaint with the 1st Civil Court in San Quintin (Baja California) where it alleged that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 191 million ($9.8 million, based on the MXN/ USD exchange rate of 0.0516 on September 30, 2016). A related complaint was filed in June 2016 in the U.S. District Court for the Southern District of California by Fresh Pac International, Inc., naming the Company as a defendant.  In the complaint, Fresh Pac International Inc. claims to be a distributor of produce for Agricola Colonet, SA de CV and seeks in excess of $6.0 million in damages allegedly sustained in connection with the events that appear to form the basis of the claim by Agricola Colonet SA de CV.  The Company believes that it has adequate defenses and intends to vigorously defend against these claims. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
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
The $600 million of Series B Convertible Preferred Stock issued in connection with the Arysta Acquisition may be converted into a maximum of 22,107,590 shares of Platform common stock.  Under the terms of a settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, the Company may settle all of its obligations with respect to the Series B Convertible Preferred Stock as described in Note 11, Stockholders' Equity, to the Company's unaudited interim

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Financial Statements included in this Quarterly Report. To the extent the Company does not settle all of its obligations by December 15, 2016, it will be required, on April 20, 2017, to repurchase each outstanding share of Series B Convertible Preferred Stock. To the extent that the aggregate value of the shares of common stock which the shares of Series B Convertible Preferred Stock are converted into is less than $600 million (based on a 10-day volume weighted average price), then such shortfall would be payable in cash by Platform. As previously disclosed, such shortfall would be reduced by a portion, or all, of the amount for which the March 2013 arbitration matter described in the preceding paragraph may be resolved. In light of the resolution of this matter as described above, such shortfall reduction is expected to be immaterial.
In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.3 million, based on the BRL/USD exchange rate of 0.3065 on September 30, 2016), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($21.7 million, based on the BRL/USD exchange rate of 0.3065 on September 30, 2016). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($118 million, based on the BRL/USD exchange rate of 0.3065 on September 30, 2016) for health problems allegedly contracted as a result of their employment at the incineration site.

From time to time, in the ordinary course of our business, we contest tax assessments received by our subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 81.1 million ($24.9 million, based on the BRL/USD exchange rate of 0.3065 on September 30, 2016). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
In July 2014, a federal court jury in the U.S. District Court for the District of Connecticut found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. The court entered a judgment in the amount of approximately $64.7 million. Cortron, Inc. appealed the verdict, and in August 2016 the United States Court of Appeals for the Second Circuit issued a decision in which it reversed the District Court’s verdict with respect to certain claims, affirmed with respect to other claims, and remanded to the District Court to recalculate the damages payable to MacDermid Printing Solutions LLC. Accordingly, the amount of the ultimate judgment is subject to further proceedings in the District Court and is, therefore, uncertain. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid related to a patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily found against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours and Company appealed the summary judgment, and in August 2016 the United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment rulings. E.I. du Pont de Nemours and Company petitioned the Court of Appeals for a review of the decision en banc, which petition was denied. A trial date for MacDermid’s

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

counterclaims against E.I. du Pont de Nemours and Company has not yet been set. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
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
In March and April 2016, a class action lawsuit entitled Dillard v. Platform Specialty Products Corporation, et al. and a shareholder derivative action entitled Tuttelman v. Platform Specialty Products Corporation, et al., respectively, were filed against Platform, certain of its former and current executive officers and, in the case of the derivative action, its directors in the U.S. District Court for the Southern District of Florida alleging that the defendants made material false and misleading statements relating to the Company's business, operational and compliance policies in light of certain matters discovered and reported by the Company itself in connection with a Company internal investigation into certain past business practices of the Company's Arysta West Africa business, as disclosed herein and in the Annual Report. In June 2016, the shareholder derivative action was dismissed by the Court. In June 2016, the Court appointed joint lead plaintiffs in the class action lawsuit, and in July 2016, the lead plaintiffs filed an amended complaint with an expanded class period but stating substantially similar claims to those contained in the original complaint.  The amended complaint seeks unspecified damages.  In September 2016, Platform filed a motion to dismiss this complaint, which is fully briefed and currently pending before the Court. The Company believes this proceeding is without merit and intends to defend it vigorously.
16. INCOME TAXES
For the three months ended September 30, 2016 and 2015, income tax expense totaled $20.4 million and $35.4 million, respectively. The Company's effective tax rate in the third quarter of 2016 was 23.6% on pre-tax income of $86.3 million, compared to an effective tax rate of (34.0)% on pre-tax losses of $104 million in the third quarter of 2015. The difference between the statutory and effective tax rates for the three months ended September 30, 2016 primarily relates to the recognition of a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition, a $25.6 million benefit for deductions associated with the Alent Acquisition, and a $15.3 million benefit related to the recognition of tax deductible goodwill. Partially offsetting these items was a $21.9 million valuation allowance on current quarter losses that may not be recoverable for U.S. and foreign companies, a $26.0 million increase in tax reserves primarily for deductions related to the Alent Acquisition, and a $14.7 million charge related to tax on foreign operations.
For the nine months ended September 30, 2016 and 2015, income tax expense totaled $65.7 million and $59.8 million, respectively. The Company's effective tax rate for the nine months ended September 30, 2016 was (602.8)% on pre-tax losses of $10.9 million, compared to an effective tax rate of (52.0)% on pre-tax losses of $115 million for the nine months ended September 30, 2015. The difference between the statutory and effective tax rates for the nine months ended September 30, 2016 primarily relates to the recognition of a $103 million valuation allowance on current period losses that may not be recoverable for U.S. and foreign companies, a $27.9 million increase in tax reserves primarily for deductions related to the Alent Acquisition, and a $10.0 million charge related to tax on foreign operations. Partially offsetting these items was a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition, a $25.6 million benefit for deductions associated with the Alent Acquisition, and a $15.3 million benefit related to the recognition of tax deductible goodwill.
The amount of unrecognized tax benefits was $188 million and $112 million at September 30, 2016 and December 31, 2015, respectively, of which $94.0 million and $92.0 million, respectively, if recognized, would reduce the Company's effective tax rate. The increase of unrecognized tax benefits during the period is in part attributable to the Alent Acquisition. Based on an analysis of the information that existed as of the acquisition date, the Company recorded an unrecognized tax benefit of $44.5 million in purchase accounting related to certain acquired net operating losses. In addition, the Company also increased its unrecognized tax benefits by $25.6 million for deductions related to the Alent Acquisition. Accrued interest and penalties related to unrecognized tax benefits were $19.7 million and $17.5 million at September 30, 2016 and December 31, 2015, respectively. The Company recognized interest and penalties of $3.5 million and $0.4 million related to unrecognized tax benefits in the income tax provision for the nine months ended September 30, 2016 and 2015, respectively. The unrecognized tax benefits could be reduced by $7.8 million over the next 12 months as a result of the lapse of statutes of limitations in various jurisdictions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

17. RELATED PARTY TRANSACTIONS
Series B Convertible Preferred Stock
On September 9, 2016, the Company entered into a settlement agreement with the Arysta Seller with respect to certain of its obligations relating to the Company's shares of Series B Convertible Preferred Stock. See Note 11, Stockholders' Equity, under the heading "Series B Convertible Preferred Stock."
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to the common, class A and class B unit equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.20% at September 30, 2016 and 6.25% at December 31, 2015.
Advisory Services Agreement
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of our founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the term. For each of the three month periods ended September 30, 2016 and 2015, the Company incurred advisory fees under the agreement totaling $0.5 million. For each of the nine month periods ended September 30, 2016 and 2015, the Company incurred advisory fees under the agreement totaling $1.5 million.
18. RESTRUCTURING
The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of the Company's segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions	$6.4	$2.9	$16.8	$5.8
Agricultural Solutions	0.9	1.6	2.7	12.4
Total restructuring	$7.3	$4.5	$19.5	$18.2
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
As of September 30, 2016 and December 31, 2015, restructuring liabilities totaled $0.4 million and $1.1 million, respectively, and were included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Cost of sales	$—	$2.4	$(0.4)	$3.6
Selling, technical, general and administrative	7.3	2.1	19.9	14.6
Total restructuring	$7.3	$4.5	$19.5	$18.2
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
The Company evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs such as corporate salaries, wages, equity compensation expenses and legal costs.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Net Sales (from external customers):
Performance Solutions	$454.9	$179.7	$1,312.9	$541.6
Agricultural Solutions	435.6	417.6	1,323.0	1,265.7
Consolidated net sales	$890.5	$597.3	$2,635.9	$1,807.3
Adjusted EBITDA:
Performance Solutions	$109.9	$54.1	$290.7	$156.9
Agricultural Solutions	80.2	59.5	260.7	256.5
Adjusted EBITDA	$190.1	$113.6	$551.4	$413.4
The following table reconciles Net income (loss) attributable to common stockholders to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(amounts in millions)	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$104.7	$(140.1)	$(39.0)	$(178.9)
Gain on amendment of Series B Convertible Preferred Stock	(32.9)	—	(32.9)	—
Net (loss) income attributable to the non-controlling interests	(5.9)	0.5	(4.7)	4.0
Income tax expense	20.4	35.4	65.7	59.8
Income (loss) before income taxes and non-controlling interests	86.3	(104.2)	(10.9)	(115.1)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense, net	98.5	52.7	289.7	143.2
Depreciation expense	18.9	11.6	55.8	33.7
Amortization expense	68.0	50.4	199.1	142.6
Long-term compensation issued in connection with acquisitions	0.2	(1.5)	0.6	0.2
Restructuring expenses	7.3	4.5	19.5	18.2
Manufacturer's profit in inventory purchase accounting adjustments	—	1.3	11.7	58.0
Acquisition and integration costs	3.2	15.0	27.4	70.4
Non-cash change in fair value of contingent consideration	0.2	2.7	4.3	6.3
Legal settlements	—	—	(2.8)	(16.0)
Foreign exchange loss on foreign denominated external and internal debt	12.0	33.0	58.7	26.8
Fair value loss on foreign exchange forward contract	—	48.1	—	48.1
Gain on settlement agreement related to Series B Convertible Preferred Stock	(103.0)	—	(103.0)	—
Non-cash change in fair value of preferred stock redemption liability	(6.0)	—	(6.0)	—
Other income (expense), net	4.5	—	7.3	(3.0)
Adjusted EBITDA	$190.1	$113.6	$551.4	$413.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Platform generally identifies forward-looking statements by words such as “plans,” “expects,” “is expected,” “is subject to,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes,” “targets,” “aims,” “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's Annual Report, Part II, Item 1A of Platform's quarterly reports on Form 10-Q for the three months ended March 31, 2016 and June 30, 2016, and this Quarterly Report, in each case under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Also, historical results are not necessarily indicative of the results expected for any future period. You are advised to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
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
On September 9, 2016, we agreed with the Arysta Seller that from October 20, 2016 until the close of business on December 15, 2016, we may settle (i) all of our obligations with respect to our shares of Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of our common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, our obligation to pay a “make whole payment” to the Arysta Seller pursuant to a share purchase agreement among us, the Arysta Seller and certain other parties thereto, dated as of October 20, 2014, as amended.
On September 21, 2016, we completed the September 2016 Equity Offering of 48,787,878 shares of our common stock at a public offering price of $8.25 per share. This number of shares includes 6,363,636 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The September 2016 Equity Offering was registered with the SEC pursuant to Platform's shelf registration statement on Form S-3 declared effective by the SEC on July 26, 2016. The September 2016 Equity Offering resulted in gross proceeds to Platform of approximately $402.5 million, before underwriting discounts and commissions and offering expenses of $11.6 million.
On October 14, 2016, we entered into and closed the transactions contemplated by Amendment No. 5 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. dollars in an aggregate principal amount of $1.48 billion and term loans denominated in Euros in an aggregate principal amount of €433 million. The amendment effectively reduced interests rates by 50 basis points for the new U.S. Dollar denominated term loans and by 75 basis points for the new Euro denominated term loans, reducing annual interest payments by approximately $11.0 million. Amendment No. 5 also extended maturity from June 7, 2020 to June 7, 2023; provided that if, on or prior to November 2, 2021, we have not prepaid, redeemed or otherwise retired and/or refinanced in full the 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, the maturity date of the new term loans will be November 2, 2021. See Note 8, Debt, Capital Leases, Financial Guarantees and Factoring Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Amended and Restated Credit Agreement - Subsequent Events."
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
Arysta Acquisition
On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion. The purchase price consisted of $2.86 billion in cash (net of acquired cash, closing adjustments and including Arysta Seller transaction expenses paid by Platform) and $600 million of Platform's Series B Convertible Preferred Stock issued to the Arysta Seller with a fair market value at the time of the Arysta Acquisition of $646 million. On September 9, 2016, we entered into a settlement agreement with the Arysta Seller with respect to certain of our obligations relating to the shares of Series B Convertible Preferred Stock. See Note 11, Stockholders' Equity, to our unaudited interim Condensed Consolidated Financial Statements, under the heading "Series B Convertible Preferred Stock."
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

Results of Operations
The following table summarizes the results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Net sales	$890.5	$597.3	$2,635.9	$1,807.3
Cost of sales	515.4	354.6	1,524.1	1,088.8
Gross profit	375.1	242.7	1,111.8	718.5
Selling, technical, general and administrative	274.3	194.8	823.5	593.2
Research and development	20.9	16.6	61.3	47.8
Operating profit	79.9	31.3	227.0	77.5
Interest expense, net	(98.5)	(52.7)	(289.7)	(143.2)
Other income (expense), net	104.9	(82.8)	51.8	(49.4)
Income tax expense	(20.4)	(35.4)	(65.7)	(59.8)
Net income (loss)	$65.9	$(139.6)	$(76.6)	$(174.9)
In addition, our other comprehensive income increased by $363 million and $1.03 billion for the three and nine months ended September 30, 2016 and 2015, driven primarily by changes in foreign currency translation gains associated with the Brazilian Real on a quarterly basis and the Brazilian Real, British Pound, Euro and Japanese Yen on a year-to-date basis.
The following table summarizes the results of operations for the three and nine months ended September 30, 2016 and 2015 by reportable segment:

(amounts in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Performance Solutions	2016	2015	2016	2015
Net sales	$454.9	$179.7	$1,312.9	$541.6
Cost of sales	251.8	86.5	736.7	259.1
Gross profit	203.1	93.2	576.2	282.5
Selling, technical, general and administrative	120.9	50.5	372.5	159.0
Research and development	10.6	5.4	34.1	16.9
Operating profit	$71.6	$37.3	$169.6	$106.6

Agricultural Solutions
Net sales	$435.6	$417.6	$1,323.0	$1,265.7
Cost of sales	263.6	268.1	787.9	828.9
Gross profit	172.0	149.5	535.1	436.8
Selling, technical, general and administrative	135.0	113.7	370.8	349.5
Research and development	10.3	11.2	27.2	30.9
Operating profit	$26.7	$24.6	$137.1	$56.4
Non-GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain financial measures related to our business that are "non-GAAP financial measures" within the meaning of Item 10 of Regulation S-K. Such non-GAAP financial measures include adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change and adjusted operating profit change, in each case adjusted for the OMG Malaysia, Alent and OMG Acquisitions for all periods presented and changes in foreign currency translations. We believe these non-GAAP financial measures provide useful information about our operating performance by excluding certain items that we believe are not representative of our business and including other items that we believe are useful in evaluating our business. We also believe that these financial measures provide investors with measures that allow them to more readily assess our performance, including, among other things, giving investors additional information regarding our organic performance without giving effect to the OMG Malaysia, Alent and OMG Acquisitions and the impact of translating foreign currencies into U.S. Dollars and the impact of currency rate changes on certain foreign currency denominated transactions. However, these non-GAAP financial measures should be considered in addition to, and not a substitute for, the financial information that we report in accordance with GAAP.
The adjustments for the OMG Malaysia, Alent and OMG Acquisitions were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(amounts in millions)	2016	2016
Net sales	$280.2	$795.3
Cost of sales	171.0	494.1
Gross profit	109.2	301.2
Selling, technical, general and administrative	62.1	202.4
Research and development	5.8	19.3
Operating profit	41.3	79.5
The adjustments for changes in foreign currency translations consisted of converting our current-period local currency financial results into U.S. Dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The weakening Brazilian Real, British Pound and Mexican Peso most notably contributed to the nine month year-over-year results, offset in part by the strengthening Japanese Yen. The same currencies had similar effects on a quarterly year-over-year basis, with the exception of the Brazilian Real, which significantly appreciated during the third quarter of 2016 compared to 2015.
We believe that these adjustments provide a more meaningful basis of comparison of our results on a year-over-year basis, consistent with how we evaluate our performance.
Three and nine months ended September 30, 2016 versus the three and nine months ended September 30, 2015.
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Net sales	$890.5	$597.3	$2,635.9	$1,807.3
For the three months ended September 30, 2016, net sales totaled $891 million, representing an increase of $293 million, or 49.1%, as compared to the same period in 2015. For the nine months ended September 30, 2016, net sales totaled $2.64 billion, representing an increase of $829 million, or 45.8%, as compared to the same period in 2015.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$293.2	49.1%	$828.6	45.8%
- acquisitions	(280.2)	(46.9)%	(795.3)	(44.0)%
- foreign currency translation	(6.7)	(1.1)%	60.7	3.4%
Change, adjusted for acquisitions and foreign currency translation	$6.3	1.1%	$94.0	5.2%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $6.3 million, or 1.1%. For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $94.0 million, or 5.2%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Net sales	$454.9	$179.7	$1,312.9	$541.6
- acquisitions	(280.2)	—	(795.3)	—
- foreign currency translation	3.0	—	13.8	—
Net sales, adjusted for acquisitions and foreign exchange	$177.7	$179.7	$531.4	$541.6

Agricultural Solutions
Net sales	$435.6	$417.6	$1,323.0	$1,265.7
- foreign currency translation	(9.7)	—	46.9	—
Net sales, adjusted for foreign exchange	$425.9	$417.6	$1,369.9	$1,265.7
Performance Solutions' net sales in the third quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $178 million, representing a decrease of $2.0 million, or 1.1%, as compared to the third quarter of 2015. The decrease in net sales was driven predominantly by general softness in the offshore business primarily in the U.S. and European regions due to decreases in the price of oil, which resulted in delays of project startups. The impact of oil prices was twofold: (1) reduced demand for offshore production control and drilling fluids, and (2) reduced demand for plating chemistry sold into the supply chain for onshore oil production rigs and stripping/cleaning chemistry utilized in polyethylene terephthalate recycling.
Performance Solutions' net sales for the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $531 million, representing a decrease of $10.2 million, or 1.9%, as compared to the nine months ended September 30, 2015. The decrease in net sales was driven by softness in the offshore U.S. and European markets, due to lower fills and maintenance product activity.
Agricultural Solutions' net sales in the third quarter of 2016, adjusted for foreign currency translation, totaled $426 million, representing an increase of $8.3 million, or 2.0%, as compared to the third quarter of 2015. The increase is primarily related to increased volumes of herbicides and fungicides in Europe, gains in Asia that coincided with a strategic shift to increase sales of proprietary brands over generic alternatives, growth in sales for insecticides suited for specialty crops in the United States, and continued growth in anti-malarial insecticides in Africa. These effects were partially offset by our continued integration efforts to reduce volumes related to low-margin products across geographic markets.
Agricultural Solutions' net sales for the nine months ended September 30, 2016, adjusted for foreign currency translation, totaled $1.37 billion, representing an increase of $104 million, or 8.2%, as compared to the nine months ended September 30, 2015. The increase in net sales on a comparable basis was primarily driven by volume and pricing growth in our insecticide and herbicide businesses in Latin America and Europe, our anti-malarial insecticides in Africa, and our biosolutions business, along with management's focus on price growth via an increase in sales of proprietary brands. These effects were partially offset by lower volumes in North America, mainly due to falling farmer incomes and soft demand, as well as our continued integration efforts to reduce volumes related to low-margin products across geographic markets.
Cost of Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Cost of sales	$515.4	$354.6	$1,524.1	$1,088.8
For the three months ended September 30, 2016, cost of sales totaled $515 million, or 57.9% of net sales, as compared to $355 million, or 59.4% of net sales, during the same period in 2015, representing an increase of $161 million. For the nine months ended September 30, 2016, cost of sales totaled $1.52 billion, or 57.8% of net sales, as compared to $1.09 billion, or 60.2% of net sales, during the same period in 2015, representing an increase of $435 million.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$160.8	45.3%	$435.3	40.0%
- acquisitions	(171.0)	(48.2)%	(494.1)	(45.4)%
- foreign currency translation	(4.9)	(1.4)%	33.7	3.1%
Change, adjusted for acquisitions and foreign currency translation	$(15.1)	(4.3)%	$(25.1)	(2.3)%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $15.1 million, or 4.3%. For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $25.1 million, or 2.3%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Cost of sales	$251.8	$86.5	$736.7	$259.1
- acquisitions	(171.0)	—	(494.1)	—
- foreign currency translation	1.0	—	5.7	—
Cost of sales, adjusted for acquisitions and foreign exchange	$81.8	$86.5	$248.3	$259.1

Agricultural Solutions
Cost of sales	$263.6	$268.1	$787.9	$828.9
- foreign currency translation	(5.9)	—	28.0	—
Cost of sales, adjusted for foreign exchange	$257.7	$268.1	$815.9	$828.9
Performance Solutions' cost of sales in the third quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $81.8 million, as compared to $86.5 million in the third quarter of 2015, representing a decrease of $4.7 million, or 5.4%. The decrease in cost of sales related primarily to lower adjusted sales volume in the third quarter of 2016 associated with our Offshore business and lower procurement costs for raw materials resulting from management's integration efforts.
Performance Solutions' cost of sales for the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $248 million, as compared to $259 million for the nine months ended September 30, 2015, representing a decrease of $10.8 million, or 4.2%, due primarily to the aforementioned lower adjusted sales volume, lower material costs from achieved synergies and favorable product mix.
Agricultural Solutions' cost of sales in the third quarter of 2016, adjusted for foreign currency translation, totaled $258 million, as compared to $268 million in the third quarter of 2015, representing a decrease of $10.4 million, or 3.9%. The decrease included the impact of purchase accounting related to the step-up of inventory that was sold during the third quarter of 2015, which totaled $1.3 million. Excluding the effect of purchase accounting, cost of sales decreased by $9.1 million. The decrease was driven primarily by continued integration efforts and cost management strategies that produced more favorable procurement pricing from vendors, especially in Latin America, production process efficiencies derived from infrastructure improvements in Europe, and the reduction of certain low-margin product volumes across geographic markets.
Agricultural Solutions' cost of sales for the nine months ended September 30, 2016, adjusted for foreign currency translation, totaled $816 million, as compared to $829 million for the nine months ended September 30, 2015, representing a decrease of $13.0 million, or 1.6%. The decrease included the impact of purchase accounting related to the step-up of inventory that was sold during the nine months of 2015, which totaled $58.0 million. Excluding the effect of purchase accounting, cost of sales increased by $45.0 million. The increase was primarily driven by higher overall sales volume and the exclusion of costs of sales incurred prior to the Arysta Acquisition in February 2015. On a comparable basis, cost of sales declined for the nine months ended September 30, 2016, primarily due to the third quarter activity discussed in the preceding paragraph, as cost of sales for the first six months of 2016 was relatively flat compared to the same period of 2015.

Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Gross profit	$375.1	$242.7	$1,111.8	$718.5
For the three months ended September 30, 2016, gross profit totaled $375 million, or 42.1% of net sales, as compared to $243 million, or 40.6% of net sales, during the same period in 2015, representing an increase of $132 million. For the nine months ended September 30, 2016, gross profit totaled $1.11 billion, or 42.2% of net sales, as compared to $719 million, or 39.8% of net sales, during the same period in 2015, representing an increase of $393 million.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$132.4	54.6%	$393.3	54.7%
- acquisitions	(109.2)	(45.0)%	(301.2)	(41.9)%
- foreign currency translation	(1.8)	(0.7)%	27.0	3.8%
Change, adjusted for acquisitions and foreign currency translation	$21.4	8.8%	$119.1	16.6%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased $21.4 million, or 8.8%. For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased $119 million, or 16.6%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Gross profit	$203.1	$93.2	$576.2	$282.5
- acquisitions	(109.2)	—	(301.2)	—
- foreign currency translation	2.0	—	8.1	—
Gross profit, adjusted for acquisitions and foreign exchange	$95.9	$93.2	$283.1	$282.5

Agricultural Solutions
Gross profit	$172.0	$149.5	$535.1	$436.8
- foreign currency translation	(3.8)	—	18.9	—
Gross profit, adjusted for foreign exchange	$168.2	$149.5	$554.0	$436.8
Performance Solutions' gross profit in the third quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $95.9 million, as compared to $93.2 million in the third quarter of 2015, representing an increase of $2.7 million, or 2.9%. The increase in gross profit primarily related to a shift in product mix, as management focuses on continued cost savings realized from integration efforts, which were partially offset by a decrease of $2.0 million in net sales.
Performance Solutions' gross profit for the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $283 million, and was essentially flat when compared to the nine months ended September 30, 2015. The lower sales volume when compared to the first nine months of 2015 was partially offset by gross margin expansion from lower raw material purchases through synergies and favorable product mix.
Agricultural Solutions' gross profit in the third quarter of 2016, adjusted for foreign currency translation, totaled $168 million, as compared to $150 million in the third quarter of 2015, representing an increase of $18.7 million, or 12.5%. The increase is primarily driven by an overall increase in sales volume coupled with a more favorable product mix and continued reduction in procurement costs due to integration efforts and cost management.
Agricultural Solutions' gross profit for the nine months ended September 30, 2016, adjusted for foreign currency translation, totaled $554 million, as compared to $437 million for the nine months ended September 30, 2015, representing an increase of $117 million, or 26.8%. The increase is largely a result of the exclusion of gross profit earned in 2015 prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, gross profit increased primarily due to a broad increase in sales volumes and pricing. These increases are partially offset by soft demand in North America, where volumes fell as a result of declining farmer incomes and lower demand. We continue to see favorable effects from improved procurement trends, product mix and our focus on proprietary products and more profitable growing niche markets.
Selling, Technical, General and Administrative Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Selling, technical, general and administrative	$274.3	$194.8	$823.5	$593.2
For the three months ended September 30, 2016, selling, technical, general and administrative expense totaled $274 million, or 30.8% of net sales, as compared to $195 million, or 32.6% of net sales, during the same period in 2015, representing an increase of $79.5 million. For the nine months ended September 30, 2016, selling, technical, general and administrative expense totaled $824 million, or 31.2% of net sales, as compared to $593 million, or 32.8% of net sales, during the same period in 2015, representing an increase of $230 million.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$79.5	40.8%	$230.3	38.8%
- acquisitions	(62.1)	(31.9)%	(202.4)	(34.1)%
- foreign currency translation	3.0	1.5%	23.4	3.9%
Change, adjusted for acquisitions and foreign currency translation	$20.4	10.5%	$51.3	8.6%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $20.4 million, or 10.5%. The increase is due to increased segment level costs, partially offset by a reduction in corporate spending related to acquisition and integration activities.
For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $51.3 million, or 8.6%. The increase was due in part to additional investments made in our corporate infrastructure, especially related to acquisition and integration activities during the first quarter of 2016, aimed at supporting increased demands driven by our substantial growth, including increases in headcount and professional fees, and higher segment-level costs, as discussed below. These increases were partially offset by lower acquisition and integration-related costs incurred at the corporate level.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Selling, technical, general and administrative expense	$120.9	$50.5	$372.5	$159.0
- acquisitions	(62.1)	—	(202.4)	—
- foreign currency translation	0.8	—	3.9	—
Selling, technical, general and administrative expense, adjusted for acquisitions and foreign exchange	$59.6	$50.5	$174.0	$159.0

Agricultural Solutions
Selling, technical, general and administrative expense	$135.0	$113.7	$370.8	$349.5
- foreign currency translation	2.2	—	19.5	—
Selling, technical, general and administrative expense, adjusted for foreign exchange	$137.2	$113.7	$390.3	$349.5

Performance Solutions' selling, technical, general and administrative expense in the third quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $59.6 million as compared to $50.5 million in the third quarter of 2015, representing an increase of $9.1 million, or 18.0%. The increase is primarily due to additional third-party professional fees, restructuring costs and administrative expenses in connection with integrating and managing the acquired businesses. These increases are partially offset by reductions in overhead and headcount associated with management's integration efforts.
Performance Solutions' selling, technical, general and administrative expense for the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $174 million, as compared to $159 million for the nine months ended September 30, 2015, representing an increase of $15.0 million, or 9.4%. The increase is due primarily to the integration-related activity discussed in the preceding paragraph.
Agricultural Solutions' selling, technical, general and administrative expense in the third quarter of 2016, adjusted for foreign currency translation, totaled $137 million, as compared to $114 million in the third quarter of 2015, representing an increase of $23.5 million, or 20.7%. The increase was due primarily to expenses related the expansion of our businesses, such as sales bonuses, commissions and product promotion expenses. We also incurred additional overhead as we continue to integrate our businesses and develop the appropriate operational infrastructure to support further growth.
Agricultural Solutions' selling, technical, general and administrative expense for the nine months ended September 30, 2016, adjusted for foreign currency translation, totaled $390 million, as compared to $350 million for the nine months ended September 30, 2015, representing an increase of $40.8 million, or 11.7%. The increase is largely a result of the exclusion of 2015 selling, technical, general and administrative expenses prior to the Arysta Acquisition on February 13, 2015. On a comparable basis, related expenses declined for the first nine months of 2016 compared to the same period in 2015. The decline is largely the result of management's realization of synergies associated with acquisitions and focus to control spending. These activities have offset the increase in growth-related and infrastructural expenditures.
Research and Development Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Research and development expense	$20.9	$16.6	$61.3	$47.8
For the three months ended September 30, 2016, research and development expense totaled $20.9 million, or 2.3% of net sales, as compared to $16.6 million, or 2.8% of net sales, during the same period in 2015, representing an increase of $4.3 million. For the nine months ended September 30, 2016, research and development expense totaled $61.3 million, or 2.3% of net sales, as compared to $47.8 million, or 2.6% of net sales, during the same period in 2015, representing an increase of $13.5 million.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total change	$4.3	25.9%	$13.5	28.2%
- acquisitions	(5.8)	(34.9)%	(19.3)	(40.4)%
- foreign currency translation	0.2	1.2%	1.6	3.3%
Change, adjusted for acquisitions and foreign currency translation	$(1.3)	(7.8)%	$(4.2)	(8.8)%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $1.3 million, or 7.8%. For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $4.2 million, or 8.8%.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Research and development expense	$10.6	$5.4	$34.1	$16.9
- acquisitions	(5.8)	—	(19.3)	—
- foreign currency translation	—	—	0.1	—
Research and development expense, adjusted for acquisitions and foreign exchange	$4.8	$5.4	$14.9	$16.9

Agricultural Solutions
Research and development expense	$10.3	$11.2	$27.2	$30.9
- foreign currency translation	0.2	—	1.5	—
Research and development expense, adjusted for foreign exchange	$10.5	$11.2	$28.7	$30.9
Performance Solutions' research and development expense in the third quarter of 2016, adjusted for acquisitions, totaled $4.8 million, as compared to $5.4 million in the third quarter of 2015, representing a decrease of $0.6 million, or 11.1%. For the nine months ended September 30, 2016, research and development expense, adjusted for acquisitions and foreign currency translation, totaled $14.9 million, as compared to $16.9 million for the nine months ended September 30, 2015, representing a decrease of $2.0 million, or 11.8%. The decrease in both periods is driven by integration activities that have reduced research and innovation-related operating costs.
Agricultural Solutions' research and development expense in the third quarter of 2016, adjusted for foreign currency translation, totaled $10.5 million, as compared to $11.2 million in the third quarter of 2015, representing a decrease of $0.7 million, or 6.3%. For the nine months ended September 30, 2016, adjusted for foreign currency translation, research and development expense totaled $28.7 million, as compared to $30.9 million for the nine months ended September 30, 2015, representing a decrease of $2.2 million, or 7.1%. The decrease in research and development expense in both periods is largely due to the integration of research and development functions of the acquisitions into the legacy business and management's continued focus on cost controls.
Operating Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Operating profit	$79.9	$31.3	$227.0	$77.5
For the three months ended September 30, 2016, operating profit totaled $79.9 million, or 9.0% of net sales, as compared to $31.3 million, or 5.2% of net sales, during the same period in 2015, representing an increase of $48.6 million. For the nine months ended September 30, 2016, operating profit totaled $227 million, or 8.6% of net sales, as compared to $77.5 million, or 4.3% of net sales, during the same period in 2015, representing an increase of $150 million.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(amounts in millions)	$ Change	% Change	$ Change	% Change
Total Change	$48.6	155.3%	$149.5	192.9%
- acquisitions	(41.3)	(131.9)%	(79.5)	(102.6)%
- foreign currency translation	(5.0)	(16.0)%	2.1	2.7%
Change, adjusted for acquisitions and foreign currency translation	$2.3	7.3%	$72.1	93.0%
For the three months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $2.3 million. For the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $72.1 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Performance Solutions
Operating profit	$71.6	$37.3	$169.6	$106.6
- acquisitions	(41.3)	—	(79.5)	—
- foreign currency translation	1.2	—	4.1	—
Operating Profit, adjusted for acquisitions and foreign exchange	$31.5	$37.3	$94.2	$106.6

Agricultural Solutions
Operating profit	$26.7	$24.6	$137.1	$56.4
- foreign currency translation	(6.2)	—	(2.0)	—
Operating profit, adjusted for foreign exchange	$20.5	$24.6	$135.1	$56.4
Performance Solutions' operating profit in the third quarter of 2016, adjusted for acquisitions and foreign currency translation, totaled $31.5 million, as compared to $37.3 million in the third quarter of 2015, representing a decrease of $5.8 million, or 15.5%. Performance Solutions' operating profit for the nine months ended September 30, 2016, adjusted for acquisitions and foreign currency translation, totaled $94.2 million, as compared to $106.6 million for the nine months ended September 30, 2015, representing a decrease of $12.4 million, or 11.6%. The decrease for both periods was due primarily to higher selling, general, technical and administrative expenses related to integration activities, partially offset by modest increases in gross profit during both periods.
Agricultural Solutions' operating profit in the third quarter of 2016, adjusted for foreign currency translation, totaled $20.5 million, as compared to $24.6 million in the third quarter of 2015, representing an increase of $4.1 million, or 16.7%. The increase was driven primarily by the increase in gross profit, partially offset by increases in selling, technical, general and administrative expenditures tied to costs associated with the expansion of our businesses.
Agricultural Solutions' operating profit for the nine months ended September 30, 2016, adjusted for foreign currency translation, totaled $135 million, as compared to $56.4 million for the nine months ended September 30, 2015, representing an increase of $78.7 million. The increase is due in part to the exclusion of 2015 operating results prior to the Arysta Acquisition on February 13, 2015, as well as the impact of inventory purchase accounting in 2015 of $58.0 million. On a comparable basis, operating profit improvements were driven primarily by the increase in gross profits, complemented by reductions in selling, technical, general and administrative expenditures and research and development costs, resulting from integration efforts and management oversight.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Interest expense, net	$(98.5)	$(52.7)	$(289.7)	$(143.2)
Loss on derivative contracts	(1.4)	(47.3)	(12.1)	(49.9)
Foreign exchange loss	(10.3)	(36.9)	(56.5)	(19.3)
Other income, net	116.6	1.4	120.4	19.8
Total other expense	$6.4	$(135.5)	$(237.9)	$(192.6)
Interest Expense, Net
For the three months ended September 30, 2016 and 2015, net interest expense totaled $98.5 million and $52.7 million, respectively, representing an increase of $45.8 million. For the nine months ended September 30, 2016 and 2015, net interest expense totaled $290 million and $143 million, respectively, representing an increase of $147 million. The increase in both periods relates primarily to interest charges resulting from incremental debt facilities used to fund the Alent Acquisition, including the November 2015 Notes Offering of $500 million, borrowings of $1.05 billion (less original issue discount of 2%) and approximately €300 million (less original discount of 2%) under our First Lien Credit Facility. In addition, the year-to-date increase also includes a full first quarter's impact in 2016 of the interest expense related to the incremental debt facilities used to fund the Arysta Acquisition.

Loss on Derivative Contracts
For the three months ended September 30, 2016 and 2015, loss on derivative contracts totaled $1.4 million and $47.3 million, respectively, representing a decrease in loss of $45.9 million. The decrease in loss is mainly due to the settlement in prior year's fourth quarter of a deal contingent foreign exchange contract associated with the Alent Acquisition, which had a balance of $48.1 million at September 30, 2015. The remaining change is due to normal volatility of the underlying currency exchange rates and commodities prices being hedged. For the nine months ended September 30, 2016 and 2015, loss on derivative contracts totaled $12.1 million and $49.9 million, respectively, representing a decrease in loss of $37.8 million. The decrease in loss is due mainly to the aforementioned $48.1 million unrealized loss on a deal contingent forward contract settled in prior year, partially offset by our increased use of foreign exchange and commodities derivative contracts to better manage our market risks coupled with an increase in the volatility of certain foreign exchange rates, particularly the Brazilian Real, and of prices of certain commodities, particularly silver.
Foreign Exchange Gain (Loss)
For the three months ended September 30, 2016 and 2015, foreign exchange loss totaled $10.3 million and $36.9 million, respectively, representing a decrease of $26.6 million. The third quarter of 2016 includes $12.0 million of foreign exchange loss associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions, compared to a loss of $33.0 million in the third quarter 2015.
For the nine months ended September 30, 2016 and 2015, foreign exchange loss totaled $56.5 million and $19.3 million, respectively, representing an increase of $37.2 million. The nine months of 2016 include $58.7 million of foreign exchange losses associated with the remeasurement of foreign denominated external and intercompany debt related to the Acquisitions, compared to a loss of $26.8 million for the same period in 2015.
Other Income, Net
For the three months ended September 30, 2016 and 2015, other income, net totaled $117 million and $1.4 million, respectively, representing an increase of $115 million. The increase related primarily to a gain of $103 million from the settlement agreement related to our Series B Convertible Preferred Stock, a $6.0 million gain associated with the remeasurement of the Preferred Series B redemption liability recorded during the third quarter of 2016, as well as a $3.5 million gain on the sale of our 15% equity interest in Certis Europe B.V.
For the nine months ended September 30, 2016 and 2015, other income, net totaled $120 million and $19.8 million, respectively, representing an increase of $101 million. The increase was primarily driven by a legal settlement gain totaling $16.0 million and the expiration of an acquisition-related put option on our common stock in connection with the Agriphar Acquisition totaling $3.0 million in the first nine months of 2015 as compared to a gain of $103 million from the settlement agreement with the Arysta seller, a $6.0 million gain associated with the remeasurement of the Series B Convertible Preferred Stock redemption liability recorded, a $2.8 million legal settlement, and a $3.5 million gain on the sale of our 15% equity interest in Certis Europe B.V. recorded during the first nine months of 2016.
Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2016	2015	2016	2015
Income tax expense	$(20.4)	$(35.4)	$(65.7)	$(59.8)
Effective tax rate	23.6%	(34.0)%	(602.8)%	(52.0)%
For the three months ended September 30, 2016, income tax expense totaled $20.4 million, compared to an income tax expense of $35.4 million for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 23.6% on pre-tax income of $86.3 million, compared to an effective tax rate of (34.0)% on pre-tax loss of $104 million for the three months ended September 30, 2015. The difference between the statutory and effective tax rates for the three months ended September 30, 2016 primarily related to the recognition of a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta acquisition, a $25.6 million benefit for deductions related to the Alent Acquisition, and a $15.3 million benefit related to the recognition of tax deductible goodwill. Partially offsetting these items was a $21.9 million valuation allowance on current quarter losses that may not be recoverable for U.S. and foreign companies, a $26.0 million increase in tax reserves primarily for deductions related to the Alent Acquisition, and a $14.7 million charge related to tax on foreign operations. The difference from the statutory to effective tax rates for the three months ended September 30, 2015 primarily relates to a tax expense of $33.9 million for U.S. tax on foreign operations and $33.9 million related to non-deductible transactional costs.
The change in the effective tax rate from (34.0)% for the three months ended September 30, 2015 to 23.6% for the three months ended September 30, 2016 is attributable to a disproportionate change in pre-tax income, primarily the gain from the settlement agreement related to the Series B Convertible Preferred Stock in 2016.
For the nine months ended September 30, 2016 and 2015, income tax expense totaled $65.7 million and $59.8 million, respectively. Our effective tax rate for the nine months ended September 30, 2016 was (602.8)% on pre-tax loss of $10.9 million, compared to an effective tax rate of (52.0)% on pre-tax loss of $115 million for the nine months ended September 30, 2015. The difference between the statutory and effective tax rates for the nine months ended September 30, 2016 primarily related to the recognition of a $103 million valuation allowance on current period losses that may not be recoverable for U.S. and foreign companies, a $27.9 million increase in tax reserves primarily for deductions related to the Alent Acquisition, and a $10.0 million charge related to tax on foreign operations. Partially offsetting these items was a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition, a $25.6 million benefit for deductions associated with the Alent Acquisition, and a $15.3 million benefit related to the recognition of tax deductible goodwill. The difference from the statutory to effective tax rates for the nine months ended September 30, 2015 primarily relates to a tax expense for the establishment of a $21.5 million valuation allowance on foreign tax credit carryovers as a result of the impact of the Arysta Acquisition, $28.0 million for U.S. tax on foreign operations, a $11.0 million foreign rate differential and losses that did not produce tax benefits and $34.9 million related to non-deductible transactional costs.
The change in the effective tax rate from (52.0)% for the nine months ended September 30, 2015 to (602.8)% for the nine months ended September 30, 2016 is attributable to a disproportionate change in pre-tax income, primarily the gain from the settlement agreement related to the Series B Convertible Preferred Stock in 2016.

Liquidity and Capital Resources
In order to fund our acquisition activity, we have $5.28 billion of debt as of September 30, 2016, with expected interest payments in excess of $300 million per year. Our first significant principal debt payments, totaling $3.22 billion, are due in 2020 and represent maturities of our outstanding term loans under our Amended and Restated Credit Agreement.  In October 2016, we entered into and closed the transactions contemplated by Amendment No. 5 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. dollars in an aggregate principal amount of $1.48 billion and term loans denominated in Euros in an aggregate principal amount of €433 million. The amendment effectively reduced interest rates by 50 basis points for the new U.S. Dollar denominated term loans and by 75 basis points for the new Euro denominated term loans, while extending maturity by three years to June 7, 2023; provided that if, on or prior to November 2, 2021, we have not prepaid, redeemed or otherwise retired and/or refinanced in full the 6.50% USD Notes due 2022 as permitted under the Amended and Restated Credit Agreement, the maturity date of the new term loans will be November 2, 2021. See Note 8, Debt, Capital Leases, Financial Guarantees and Factoring Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Amended and Restated Credit Agreement - Subsequent Events."
In addition, under the terms of a settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, we may settle (i) all of our obligations with respect to the Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of our common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, our obligation to pay the make whole payment mentioned below to the Arysta Seller. To the extent we do not settle all of our obligations by December 15, 2016, we will be required, on April 20, 2017, to repurchase, in consideration and exchange for shares of our common stock, each share of Series B Convertible Preferred Stock that has not been previously converted into shares of our common stock or automatically redeemed for cash. Upon such repurchase, we may also pay to holders of Series B Convertible Preferred Stock in cash a make-whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. This make-whole payment, which varies based on our stock price, corresponds to a maximum amount of $600 million. As of September 30, 2016, this maximum make-whole payment was approximately $421 million.
We anticipate sufficient cash from operations to fund interest, working capital and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility, with current availability of $500 million, as well as availability under various lines of credit and overdraft facilities of $118 million. In addition, during the third quarter of 2016, we completed the September 2016 Equity Offering of 48,787,878 shares of common stock. This offering resulted in gross proceeds of approximately $402.5 million.
Despite the above, a combination of the settlement of the preferred stock redemption liability, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be impacted by our ability to borrow additional funds, renegotiate existing debt and/or raise equity or debt under terms that are favorable to us. Our long-term liquidity may also be impacted by the pending withdrawal of the United Kingdom (U.K.) from the E.U., commonly referred to as "Brexit." In June 2016, a referendum was held in which voters approved the exit from the E.U. As a result, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. A withdrawal could cause disruption and uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees in the U.K. and in other countries in the E.U. The announcement of Brexit also caused significant volatility in global stock markets and fluctuations in currency exchange rates that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. The strengthening of the U.S. Dollar relative to other currencies may adversely affect our business, financial conditions or results of operations, and expose us to gains and losses on non-U.S. currency transactions. This volatility in foreign currencies is expected to continue as the U.K. negotiates and executes its exit from the E.U. but it is uncertain over what time period this will occur. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Our primary sources of liquidity during the nine months ended September 30, 2016 were proceeds received from the September 2016 Equity Offerings, periodic borrowings under our Revolving Credit Facility and available cash. Our primary uses of cash and cash equivalents were operating expenses, capital expenditures and debt service obligations. We believe that our cash and cash equivalent balance, cash generated from operations and availability under our Revolving Credit Facility will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. Pending any future acquisitions, however, we may require additional borrowings against our Revolving Credit Facility, as well as future debt and/or equity offerings. At September 30, 2016, we had $714 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and lines of credit of $618 million.

Of our $714 million of cash and cash equivalents at September 30, 2016, $523 million was held by our foreign subsidiaries. The laws of certain countries may limit our ability to utilize cash resources held in those countries for operations in other countries. However, these laws are not likely to impact our liquidity in a material way. The operations of each foreign subsidiary generally fund such subsidiary’s capital requirements. In the event that other foreign operations or operations within the United States require additional cash, we may transfer cash between and among subsidiaries as needed so long as such transfers are in accordance with law. As of September 30, 2016, we had the ability to repatriate $23.1 million at our discretion from the foreign subsidiaries and branches while the remaining balance of $499 million was held at subsidiaries in which earnings are considered permanently reinvested. Repatriation of some of these funds could be subject to delays and could have potential tax consequences, principally with respect to withholding taxes paid in foreign jurisdictions. If cash is repatriated from jurisdictions in which earnings are considered permanently reinvested we will be required to accrue and pay U.S. income taxes on such repatriations.
On January 31, 2016, we completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments, subject to purchase price adjustments. We acquired OMG Malaysia to add-on to the OMG Acquisition and further enhance our Performance Solutions segment. See Note 2, Acquisitions of Businesses, to our interim Condensed Consolidated Financial Statements included in this Quarterly Report for further detail.
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
The following is a summary of our cash flows (used in) provided by operating, investing and financing activities during the periods indicated:

	Nine Months Ended September 30,
(amounts in millions)	2016	2015
Cash and cash equivalents, beginning of the period	$432.2	$397.3
Cash (used in) provided by operating activities	(24.0)	131.1
Cash used in investing activities	(37.5)	(2,305.8)
Cash provided by financing activities	337.4	2,481.0
Exchange rate impact on cash and cash equivalents	6.0	(21.6)
Cash and cash equivalents, end of the period	$714.1	$682.0

Key operating metrics
Days sales outstanding (DSO)	117	121
Days in Inventory (DII)	100	114
Operating Activities
During the nine months ended September 30, 2016, cash used in operating activities totaled $24.0 million, compared to cash provided by operating activities of $131 million during the nine months ended September 30, 2015. This year-over-year change was driven by higher cash income which was more than offset by a $190 million unfavorable change in cash used for assets and liabilities, net of acquisitions. The major drivers of the unfavorable change in assets and liabilities were decreases in our accounts payable and accrued expenses related to timing of payments to suppliers and, to a lesser extent, non-working capital assets and liabilities. Partially offsetting this cash usage was a modest improvement in inventories.
Investing Activities
Cash flows used in investing activities totaled $37.5 million during the nine months ended September 30, 2016, as compared to $2.31 billion used during the nine months ended September 30, 2015. The decrease was largely due to $2.86 billion of net cash outflows related primarily to the Arysta Acquisition on February 13, 2015, which was partially offset by a release of $600 million in acquisition-related restricted cash. Additionally, during the nine months ended September 30, 2016, capital expenditures and investments in product registration rights were $3.1 million lower when compared to the same period in 2015.

Financing Activities
Cash flows provided by financing activities totaled $337 million during the nine months ended September 30, 2016, as compared to $2.48 billion during the nine months ended September 30, 2015. The decreased financing activity cash inflows were primarily related to the financing of the Arysta Acquisition, which included proceeds of $2.09 billion from borrowings and $470 million from the issuance of common stock. Offsetting these 2015 inflows were payments of debt financing fees associated primarily with the Arysta Acquisition of $45.5 million. Additionally, on a year-over-year basis, our factored liabilities decreased cash flows by $28.7 million and we made additional repayments of debt of $10.5 million. Partially offsetting these year-over-year reduced cash inflows was a stock issuance in the third quarter 2016 that generated net proceeds of $392 million and $14.2 million of increased borrowings under our revolving credit facilities during the nine months ended September 30, 2016.
Financial Borrowings
Credit Facilities
As of September 30, 2016, we had $5.28 billion of indebtedness, which included $1.96 billion of Senior Notes and $3.26 billion of term debt arrangements outstanding under our First Lien Credit Facility; $42.8 million under our overdraft lines of credit; and $11.2 million of stand-by letters of credit, which reduce the borrowings available under our Revolving Credit facility. Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $618 million as of September 30, 2016.
Alent Acquisition
In connection with the Alent Acquisition, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021. The notes are governed by an indenture, dated November 10, 2015, as amended from time to time, bear interest at a rate of 10.375% and mature on May 1, 2021, unless redeemed earlier. In addition, we borrowed $1.05 billion (less original issue discount of 2%) and €300 million (less original issue discount of 2%) under our First Lien Credit Facility, and $115 million under our multi-currency Revolving Credit Facility.
Arysta Acquisition
In connection with the Arysta Acquisition, we completed the February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The notes are governed by an indenture, dated February 2, 2015, as amended from time to time. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless redeemed earlier. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 bear interest at a rate of 6.50% and 6.00% per year, respectively, until maturity. In addition, we borrowed $500 million (less original issue discount of 1%) and €83.0 million (less original issue discount of 2%) under our First Lien Credit Facility, and $160 million under our U.S. Dollar Revolving Credit Facility.
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

Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.  As of September 30, 2016, the Company was in compliance with the debt covenants contained in our Credit Facilities.
Contractual Obligations and Commitments
The contractual obligations and commitments disclosures have not changed materially from those disclosed in our Annual Report, except as indicated below. For a discussion of our contractual obligations and commitments, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report.
The proportion of liabilities measured at fair value using significant level 3 inputs comprised about 94.5% and 84.0% of total liabilities measured at fair value as of September 30, 2016 and December 31, 2015, respectively. See Note 10, Fair Value Measurements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Amendment No. 5 to the Second Amended and Restated Credit Agreement
On October 14, 2016, we entered into and closed the transactions contemplated by Amendment No. 5 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. dollars in an aggregate principal amount of $1.48 billion and term loans denominated in Euros in an aggregate principal amount of €433 million. The amendment effectively reduced interest rates by 50 basis points for the new U.S. Dollar denominated term loans and by 75 basis points for the new Euro denominated term loans, reducing annual interest payments by approximately $11.0 million. Amendment No. 5 also extended maturity from June 7, 2020 to June 7, 2023; provided that if, on or prior to November 2, 2021, we have not prepaid, redeemed or otherwise retired and/or refinanced in full the 6.50% USD Notes due 2022 as permitted under the Amended and Restated Credit Agreement, the maturity date of the new term loans will be November 2, 2021. See Note 8, Debt, Capital Leases, Financial Guarantees and Factoring Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Amended and Restated Credit Agreement - Subsequent Events."
Series B Convertible Preferred Stock
In connection with the Arysta Acquisition, we issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which have a $1,000 per share liquidation preference. To the extent we do not settle all of our obligations pursuant to the settlement agreement mentioned below, at any time after December 15, 2016, the Arysta Seller has the ability to convert these shares into shares of common stock of Platform at a conversion price of $27.14 per share. Additionally, any shares that have not previously been converted will be automatically redeemed at a $1,000 redemption price in the event of certain mergers or consolidations, the sale of all or substantially all of our assets or subsidiaries, the sale of certain subsidiaries or the approval of any plan for the dissolution, liquidation or termination of Platform by its stockholders. Under the terms of a settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, we may settle (i) all of our obligations with respect to the Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of our common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, our obligation to pay the make whole payment mentioned below to the Arysta Seller. To the extent we do not settle all of our obligations by December 15, 2016, we will be required, on April 20, 2017, to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed, as described above. Upon such repurchase, we would also pay to holders of Series B Convertible Preferred Stock in cash a make whole payment, which corresponds to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase and (ii) $27.14 per share. Based on Platform's common stock price of $8.11 as of September 30, 2016, the maximum potential make whole payment would total approximately $421 million. To the extent we do not settle all of our obligations by December 15, 2016, the holders of Series B Convertible Preferred Stock are also entitled to an incremental payment equal to $4.0 million per month from October 20, 2016 to April 20, 2017, or such earlier date after October 20, 2016 that the then outstanding shares of Series B Convertible Preferred Stock are converted into shares of common stock of Platform or automatically redeemed by us for cash.

The contractual obligations and commitments table reported in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report, does not include our Series B Convertible Preferred Stock obligations, including the estimated make whole payment, described above.
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
Our management is actively engaged in implementing the remediation initiatives described in our Annual Report, 2016 Q1 Form 10-Q and 2016 Q2 Form 10-Q which are designed to address these material weaknesses. Our ongoing remediation efforts include the implementation of the following previously stated initiatives:

•	implementation of a global consolidation and planning system;

•	implementation of control processes relating to newly-acquired businesses and non-routine transactions;

•	implementation of enhanced monitoring controls relating to the financial reporting and performance of our newly-acquired businesses;

•	enhancement of our financial planning and analysis function within our businesses and at the corporate level;

•	addition of further qualified resources to our corporate and segment staff;

•	enhancement of the controllership function in our newly-acquired businesses; and

•	continued recruiting efforts to hire qualified personnel.
In addition, as part of our remediation efforts related to the accounting for income taxes, we have completed the implementation of a global tax reporting system during the first quarter of 2016
While significant progress has been made, additional time is necessary to fully implement and demonstrate the effectiveness of these remediation initiatives and until remediated, the material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary.
Notwithstanding the aforementioned material weaknesses, our management believes that the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report fairly represent, in all material respects, our results of operations, financial position, and cash flows as of and for the periods presented, each in accordance with GAAP. Based in part on our continuing efforts, our CEO and CFO have included their certifications as exhibits to this Quarterly Report.
Our management has excluded from the evaluation of disclosure controls and procedures as of September 30, 2016 the internal control over financial reporting related to Alent, the OMG Businesses and OMG Malaysia because they were acquired by Platform in purchase business combinations consummated during the fourth quarter of 2015 with respect to Alent and the OMG Businesses and the first quarter of 2016 with respect to OMG Malaysia. Alent's, the OMG Businesses' and OMG Malaysia's total assets, excluding goodwill and intangible assets recognized in purchase accounting, and total revenues represent approximately 23% and 31%, respectively, of the related unaudited interim Condensed Consolidated Financial Statement amounts as of and for the quarter ended September 30, 2016. These acquisitions are material to our results of operations, financial condition and cash flows, and the integration following these business combinations is likely to materially impact the Company's internal control over financial reporting. We are in process of evaluating the internal controls over financial reporting for these acquisitions as required by the above stated Rules.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, product liability claims, contractual disputes, premises claims, and employment, environmental, health and safety matters. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we believe that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We have numerous equity instruments outstanding that would require us to issue additional shares of our common stock. Depending on the equity instrument, these additional shares may either be issued for no additional consideration or based on a fixed amount of additional consideration. Specifically, as of September 30, 2016, we had outstanding the following:

•	2,000,000 shares of Series A Preferred Stock which are convertible into shares of our common stock, on a one-for-one basis, at any time at the option of the holder;

•
600,000 shares of Series B Convertible Preferred Stock, issued in connection with the Arysta Acquisition which, to the extent we do not settle all of our obligations pursuant to the settlement agreement mentioned below, are convertible into up to 22,107,590 shares of our common stock at any time after December 15, 2016 by the Arysta Seller. Each share of Series B Convertible Preferred Stock will also be automatically redeemed in connection with certain mergers or consolidations, the sale of all or substantially all of the assets of Platform and its subsidiaries, the sale of certain subsidiaries of Platform, or a dissolution, liquidation or termination of Platform. Under the terms of a settlement agreement with the Arysta Seller, from October 20, 2016 until the close of business on December 15, 2016, we may settle (i) all of our obligations with respect to the Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of our common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, our obligation to pay the make whole payment mentioned below to the Arysta Seller. To the extent we do not settle all of our obligations by December 15, 2016, we will be required, on April 20, 2017, pursuant to a share purchase agreement among us, the Arysta Seller and certain other parties thereto, dated as of October 20, 2014, as amended, to repurchase each share of Series B Convertible Preferred Stock that has not been converted into shares of common stock of Platform, or automatically redeemed as described above. Upon such repurchase, we shall also pay to holders of Series B Convertible Preferred Stock in cash a make whole payment corresponding to any deficit between (i) the 10-day volume weighted price of our common stock prior to such repurchase and (ii) $27.14 per share. The related potential cash obligation, which varies based on our stock price, corresponds to a maximum amount of $600 million. Based on our common stock price of $8.11 as of September 30, 2016, the maximum potential make whole payment as of September 30, 2016 would total approximately $421 million;

•	7,997,665 exchange rights which require us to issue shares of our common stock in exchange for shares of common stock of our subsidiary, PDH, on a one-for-one basis, at the option of the holder;

•
approximately 565,198 options which are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder, of which 390,198 shares were issued under the 2013 Plan; and

•	approximately 2,433,966 RSUs which were granted to employees under our 2013 Plan. Each RSU represents a contingent right to receive one (1) share of our common stock.

We have approximately 12,302,402 shares of our common stock currently available under our 2013 Plan, net of the outstanding RSUs and options noted above (subject to increase in accordance with the terms of such plan) and 373,434 shares issued under the 2013 Plan, and an additional 5,026,150 shares of our common stock currently available under our 2014 ESPP.
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

•
challenges in maintaining an effective internal control environment with operations in multiple international locations, including language differences, varying levels of GAAP expertise in international locations and multiple financial information systems; and

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
On November 3, 2016, John E. Capps, Executive Vice President, General Counsel and Secretary of Platform, entered into the Company's standard change of control agreement. According to this agreement, in the event of a "Change in Control" (as defined in the agreement), Mr. Capps would immediately vest in full in outstanding incentive programs and equity awards, and as such would be entitled to receive a lump sum equal to his short- or long-term target cash bonus awards payable under the terms of any existing incentive plan of Platform and all shares underlying any stock rights granted by Platform to Mr. Capps and outstanding on the date of Change of Control. In addition, if a Change in Control occurs and Mr. Capps' employment with Platform is terminated by Platform without cause or by Mr. Capps for good reason, in each case during the six (6) months prior to or within two (2) years following the Change in Control, Mr. Capps would be entitled to receive, subject to the signing of a general release of claims and compliance with the restrictive covenants, a lump sum termination payment equal to 2 multiplied Mr. Capps' base salary plus target bonus as of the date of termination of Mr. Capps' employment or, if higher, the base salary and/or target bonus in effect immediately prior to the occurrence of the condition giving rise to good reason. A more detailed summary of the change in control agreement is set forth in Platform’s Current Report on Form 8-K as filed with the SEC on April 8, 2016, which summary is incorporated herein by reference. The description of the change in control agreement is also qualified in its entirety by reference to the full text of the change in control agreement, a form of which is attached hereto as Exhibit 10.2, and is also incorporated herein by reference.

Item 6.    Exhibits
The following exhibits are filed as part of this Quarterly Report:

Exhibit Number	Description
2.1
Settlement Agreement and Release, dated September 9, 2016, among Platform Specialty Products Corporation and MacDermid Agricultural Solutions, Inc. and Permira Advisers LLC, Nalozo S.à.r.l., and Nalozo L.P. (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on September 12, 2016, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
10.1
Amendment No. 5, dated October 14, 2016, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on October 17, 2016, and incorporated herein by reference)

10.2	Form of Change in Control Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 7, 2016.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
Name: John P. Connolly
Title: Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Settlement Agreement and Release, dated September 9, 2016, among Platform Specialty Products Corporation and MacDermid Agricultural Solutions, Inc. and Permira Advisers LLC, Nalozo S.à.r.l., and Nalozo L.P. (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on September 12, 2016, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Designation of Series B Convertible Preferred Stock (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 17, 2015, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)
10.1
Amendment No. 5, dated October 14, 2016, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on October 17, 2016, and incorporated herein by reference)

10.2	Form of Change in Control Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.