Form 10-K
period 2016-12-31
Platform Specialty Products Corp
filed 2017-03-13
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of common stock outstanding as of February 24, 2017 was 284,247,248. The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was approximately $1.32 billion, based upon the last reported sales price for such date on the NYSE. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders, which 2017 Proxy Statement will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2016, are hereby incorporated by reference in Part III of this 2016 Annual Report on Form 10-K.

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
Amended and Restated Credit Agreement
Platform's Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, MacDermid, the subsidiaries of Platform and MacDermid Holdings from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended on August 6, 2014 (Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1), February 13, 2015 (Amendment No. 3), December 3, 2015 (Amendment No. 4), October 14, 2016 (Amendment No. 5) and December 6, 2016 (Amendment No. 6).

AROs	Asset retirement obligations.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta Seller	Nalozo, L.P., an affiliate of Nalozo S.à.r.l., who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
ASC	Accounting Standard Codification.
Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

ASU	Accounting Standards Update.
Board	Platform’s board of directors.
Bribery Act	The United Kingdom Bribery Act 2010.
CAS	Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Domestication	Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
EPS	Earnings per share.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
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

H3 Priority Segments
Agricultural Solutions' five priority segments selected for their high growth and value potential, namely Crop Establishment, Plant Stress and Stimulation, Resistant Weed Management, Specialty Protection Niches and Crop Residue Management.

HSRA Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
IFRS	International Financial Reporting Standards, as issued by the International Accounting Standards Board.
Initial Public Offering	Initial public offering of Platform (formerly named “Platform Acquisition Holdings Limited”) completed on the London Stock Exchange on May 22, 2013, raising net proceeds of approximately $881 million.
June 2015 Equity Offering	Platform's public offering of 18,226,414 shares of its common stock at a public offering price of $26.50 per share, which closed on June 29, 2015, raising gross proceeds of approximately $483 million.
LTCB	Platform's Long Term Cash Bonus plan, established in March 2015.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition
Platform’s acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, which, at the time, owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business. Platform acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement.

MacDermid Holdings	MacDermid Holdings, LLC.
May 2014 Private Placement
Platform's private placement of an aggregate of 15,800,000 shares of its common stock completed on May 20, 2014 at a purchase price of $19.00 per share, raising gross proceeds of approximately $300 million.

May Resale Registration Statement	Registration Statement filed on May 23, 2014 to register the resale of all of the shares sold in the May 2014 Private Placement and declared effective on June 19, 2014.
MAS Holdings	MacDermid Agricultural Solutions Holdings B.V., a company organized under the laws of the Netherlands and a subsidiary of Platform.
NAV	Net asset value.
November 2014 Public Offering	Platform's public offering of 16,445,000 shares of its common stock completed on November 17, 2014 at a public offering price of $24.50 per share, raising gross proceeds of approximately $403 million.
November 2015 Notes Offering	Platform's private offering of $500 million aggregate principal amount of 10.375% USD Notes due 2021, completed on November 10, 2015.
November Resale Registration Statement	Registration statement filed on November 3, 2014 to register the resale of all of the shares sold in the October/November 2014 Private Placement and declared effective on November 10, 2014.
NYSE	New York Stock Exchange.
October/November 2014 Private Placement
Platform's private placement of an aggregate of 16,060,960 shares and 9,404,064 shares of its common stock completed on October 8, 2014 and November 6, 2014, respectively, at a price of $25.59 per share, raising aggregate gross proceeds of approximately $652 million.

OEM	Original Equipment Manufacturer.
OMG	OM Group, Inc. (NYSE:OMG), a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than their Malaysian subsidiary acquired separately.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
OMG Acquisition	Platform's acquisition of the OMG Businesses completed on October 28, 2015.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
PCAOB	Public Company Accounting Oversight Board.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Pershing Square	Pershing Square Capital Management, L.P.
Predecessor	MacDermid and its subsidiaries, collectively, for all periods prior to the MacDermid Acquisition.
Predecessor 2012 Period	MacDermid’s fiscal year ended December 31, 2012.
Predecessor 2013 Period	Ten-month period from January 1, 2013 through October 31, 2013.
PSP 401(k) Plan	Platform Specialty Products Corporation Employee Savings & 401(k) Plan, effective January 1, 2014.
REACH
Regulation (EC) No 1907/2006 of the European Parliament and the Council dated December 18, 2006 relating to the Registration, Evaluation, Authorization and Restriction of Chemicals, effective June 1, 2007.

Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RHSA
Retaining Holder Securityholders’ Agreement dated as of October 31, 2013 entered into by and between Platform and each Retaining Holder relating to the exchange of their respective equity interests in MacDermid Holdings for shares of PDH Common Stock.

ROIC	Return on invested capital.
ROA	Return on assets.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002.
SEC	Securities and Exchange Commission.
Security Agreement	Platform's Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013, as amended, supplemented and modified from time to time.
Securities Act	Securities Act of 1933, as amended.
Senior Notes	Platform's 6.00% EUR Notes due 2023, 6.50% USD Notes due 2022 and 10.375% USD Notes due 2021, collectively.
September 2016 Equity Offering
Platform's public offering of 48,787,878 shares of its common stock at a public offering price of $8.25 per share, which closed on September 21, 2016, raising gross proceeds of approximately $402.5 million.

Series A Preferred Stock
Platform's 2,000,000 shares of Series A convertible preferred stock automatically converted from ordinary shares held by the Founder Entities upon the Domestication and convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
Platform's 600,000 shares of Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015. As of December 31, 2016, none of the Series B Convertible Preferred Stock remain outstanding.

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
Successor	Platform and its subsidiaries, collectively, for all periods subsequent to the MacDermid Acquisition.
Successor 2013 Period	Period from April 23, 2013 (inception) through December 31, 2013.
Tartan	Tartan Holdings, LLC, a Delaware limited liability company, formed at the time of the MacDermid Acquisition to hold the PDH Common Stock in exchange of the MacDermid Holdings equity interests.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
TSR	Total stockholder return.
U.K. Pension Plan	Retirement and death benefit plans covering employees in the United Kingdom.
USD Incremental Term Loan	Incremental term loan under the Incremental Amendment to the Amended and Restated Credit Agreement in an aggregate principal amount of $300 million used to finance the Agriphar Acquisition.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013, and approved by Platform’s stockholders on June 12, 2014.

2015 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 11, 2016.
2015 Q3 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015, as filed with the SEC on November 16, 2015.
2016 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2016.
2016 Q1 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, as filed with the SEC on May 10, 2016.
2016 Q3 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, as filed with the SEC on November 7, 2016.
2017 Proxy Statement	Platform’s definitive proxy statement for its 2017 annual meeting of stockholders expected to be filed no later than 120 days after December 31, 2016.
6.00% EUR Notes due 2023	Platform’s 6.00% senior notes due 2023, denominated in Euros, issued in the February 2015 Notes Offering.
6.50% USD Notes due 2022	Platform’s 6.50% senior notes due 2022, denominated in U.S. Dollars, issued in the February 2015 Notes Offering.
10.375% USD Notes due 2021	Platform's 10.375% senior notes due 2021, denominated in U.S. Dollars, issued in the November 2015 Notes Offering.

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names and trade names used in this 2016 Annual Report are our trademarks, some of which may be registered in certain jurisdictions. Although we have omitted the “®” and “TM” trademark designations for some of these marks, all rights to such trademarks are nevertheless reserved. This 2016 Annual Report contains additional trade names of other companies. We do not intend our use or display of such other companies’ trade names to imply a relationship with, or endorsement or sponsorship of us by, these other companies. Unless otherwise specified in this 2016 Annual Report, all references to currency, monetary values and dollars set forth herein shall mean U.S. Dollars.
Business Overview
Platform, incorporated in Delaware in January 2014, is a global diversified producer of high-technology specialty chemical products. Our chemistry combines a number of ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We are present in a wide variety of attractive niche markets across multiple industries, including automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling, and we believe that the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets while also expanding margins by continuing to offer high customer value propositions.
As our name implies, Platform is also an acquisition vehicle with a strategy of acquiring and maintaining leading positions in niche segments of high-growth markets. As such, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves the following core elements:
•prioritizing resources to research and development;
•offering highly technical sales and customer service; and
•managing conservatively our investments in fixed assets and capital expenditures.
We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent.
In 2016, we achieved sales of $3.59 billion. We manage our business in two business segments: Performance Solutions and Agricultural Solutions, which are each described below under "Business Segments." Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. In 2016, our Performance Solutions business represented 49.4% of our net sales, while our Agricultural Solutions business represented 50.6%. Our long-term goal is to expand into other adjacent markets which fit our "Asset-Lite, High-Touch" business model and complement our existing portfolio.
For financial information about our operating segments and the geographic areas in which we do business, please see Note 22, Segment Information, to the Consolidated Financial Statements included in this 2016 Annual Report.
Acquisitions
2016 Activity
OMG Malaysia Acquisition - On January 31, 2016, we completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. This acquisition is included in our Performance Solutions business segment, which is expected to pool the experience and resources of each legacy company and unify sales strategies in order to improve processes, drive innovation, and deliver high-quality products and services at every stage of our customers' supply chains.

2015 Activity
Alent Acquisition - On December 1, 2015, we completed the Alent Acquisition for approximately $1.74 billion in cash, net of acquired cash, and 18,419,738 shares of our common stock issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. Legacy Alent was a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive and industrial applications, and a supplier of high performance consumable products and services. Alent's business is included in our Performance Solutions business segment which combines the legacy MacDermid operations, Alent's Enthone Surface Chemistries and Alpha Assembly Materials businesses, the OMG Businesses and OMG Malaysia.
OMG Acquisition - On October 28, 2015, we completed the OMG Acquisition for a total purchase price of approximately $239 million in cash, net of acquired cash and purchase price adjustments. The acquired OMG Businesses are included in our Performance Solutions business segment. We believe the legacy OMG Businesses are in line with our business strategy of growing into niche markets. OMG’s Electronic Chemicals business is similar to the legacy MacDermid electronic chemical and surface treatment businesses, as it develops, produces and supplies chemicals for electronic and industrial applications. OMG’s Photomasks products are used by customers to produce semiconductors and related products.
Arysta Acquisition - On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and closing working capital and other adjustments, and the issuance of $600 million of Platform’s Series B Convertible Preferred Stock. On December 13, 2016, we settled all of our Series B Convertible Preferred Stock obligations under a certain settlement agreement entered into with the Arysta Seller in September 2016. See Note 12, Stockholders' Equity, to the Consolidated Financial Statements included in this 2016 Annual Report under the heading "Series B Convertible Preferred Stock." The legacy Arysta business is included in our Agricultural Solutions business segment. Arysta has a solutions-oriented business model which focuses on product innovation to address grower needs, complementing the legacy Agriphar and CAS businesses acquired in 2014. We acquired Arysta to expand our presence in the agrochemical business and our offering of products and solutions utilizing globally managed patented and proprietary off-patent agrochemical AIs and BioSolutions, as well as off-patent agrochemical products.
2014 Activity
CAS Acquisition - On November 3, 2014, we completed the CAS Acquisition for $1.04 billion, consisting of $983 million in cash, net of acquired cash, after certain post-closing working capital and other adjustments, and 2,000,000 shares of our common stock. Legacy CAS was a niche provider of seed treatments and agrochemical products for a wide variety of crop protection applications in numerous geographies and is included in our Agricultural Solutions business segment.
Agriphar Acquisition - On October 1, 2014, we completed the Agriphar Acquisition for a purchase price of approximately €300 million ($370 million), consisting of $350 million in cash, net of acquired cash and certain post-closing working capital and other adjustments, and 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 (unless agreed otherwise in accordance with the terms of the acquisition agreement).  Legacy Agriphar was a European crop protection group supported by a team of researchers and regulatory experts which provided a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. The legacy Agriphar business is included in our Agricultural Solutions business segment.

Business Segments
We generate revenue through the formulation and sale of our dynamic chemistry solutions.  In addition, our personnel follow-up with our customers on a regular basis to ensure that the intricate chemical composition and function of our products are maintained as intended and that these products are applied safely and effectively.  For example, a customer in our Performance Solutions segment will engage us to provide a multi-step technological process solution for circuit boards that they are producing for end use in the automotive supply chain. Another example from our Agricultural Solutions segment is our “Aplique Bem” stewardship program which focuses on teaching growers to apply agrochemicals safely and cost-efficiently. This program started in Brazil in partnership with the Institute of Agriculture, Campinas (IC) and rapidly expanded into Latin America, Africa and Asia. This high quality customer service and stewardship program is also supported by our local technical teams and our local infrastructure, such as our field research stations, enabling the development of unique solutions to unmet grower needs. Our specialty chemicals and processes, together with our field technical and sales staff, are seen as integral to our customer’s product performance.
We manage our business in two reportable segments: Performance Solutions and Agricultural Solutions.
Performance Solutions
Overview
Our Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, oil and gas production, drilling, commercial packaging and printing. Our products include surface and coating materials, functional conversion coatings, electronic assembly materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of our products, extensive technical service and support is provided to ensure superior performance. We leverage our close customer relationships to execute our growth strategy by working directly with our customers to identify opportunities for new products. These new products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  We also have strong collaborative relationships with OEMs who specify to us which specialty materials, chemistries and technologies they need in their products. We also leverage these relationships to increase OEM qualification of our products. We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. The combination of MacDermid, Alent, the OMG Businesses and OMG Malaysia has not only immediately expanded our product offerings, geographic footprint and market share position but also enhanced our innovative capability as a technology-driven business which serves as a catalyst to drive specification change and to capitalize on adjacent market opportunities in our industry. Our Performance Solutions segment employs approximately 4,350 personnel which operate mainly in the Americas, Asia/Pacific region and Europe.
Our Performance Solutions segment provides specialty chemicals to five industries:
Assembly Solutions - representing approximately 31% of the segment's 2016 net sales. As a global leader and large supplier of solder and solder pastes for electronics assembly based on 2016 net sales, we develop, manufacture and sell innovative interconnect materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging. Within this business, we also offer a small water treatment product line, Fernox, used for the treatment of water in residential boiler systems, and metal reclaim products, primarily for tin used in electronic assembly.
Electronics Solutions - representing approximately 30% of the segment's 2016 net sales. As a leading global supplier of chemical compounds to the printed circuit board fabrication industry based on 2016 net sales, we design and formulate in this industry a complete line of proprietary “wet” dynamic chemistries that our customers use to process the surface of the printed circuit boards and other electronic components they manufacture. Our product portfolio in this business is focused on niches, such as final finishes, through hole metalization and circuit formation, in which we are a small cost to the overall finished product, but a critical component for maintaining the products’ performance. We believe our growth in this industry will be driven by demand in telecommunication, wireless devices and computers, and the increasing use of electronics in automobiles. Our customer base includes customers in the following end markets: audio visual; automotive; computers; office equipment; telecommunications; and wireless devices. The combination of MacDermid, Alent, the OMG Businesses and OMG Malaysia has not only immediately expanded our product offerings, geographic footprint and market share position, but has also enhanced our innovative capability as a technology-driven business serving as a catalyst to drive specification change and to capitalize on adjacent market opportunities in our industry.

Industrial Solutions - representing approximately 25% of the segment's 2016 net sales. As a leader in industrial metal and plastic finishing chemistries based on 2016 net sales, our dynamic chemistries in this industry are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces.  These coatings may have functional uses, including improving wear and tear, such as hard chrome plating of shock absorbers for cars and special rotors used for oil and gas exploration, or providing corrosion resistance for appliance parts, or decorative uses, such as gloss finishes to components used in automotive interiors.  Our chemical compounds are manufactured for these surface coating applications, including cleaning, activating, polishing, electro and electroless plating, phosphatizing, stripping and coating, anti-tarnishing and rust inhibiting for metal and plastic surfaces.  Electroless plating is a method of plating metals onto a variety of base materials using chemical reduction without the application of electrical power.  Electro plating, in contrast, involves plating metals with the use of an electrical current.  Phosphatizing is the application of phosphates, such as iron and zinc, to prevent corrosion of steel surfaces.  Our industrial customer base is highly fragmented and includes customers in the following end markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; and transportation equipment.  We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and content per vehicle.
Graphic Solutions - representing approximately 10% of the segment's 2016 net sales. We produce and market photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries. We manufacture photopolymers used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, we also produce photopolymer printing plates for the flexographic and letterpress newspaper and publications markets. Our products are used to improve print quality and printing productivity. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. Photopolymers are molecules that change properties upon exposure to light. Our business mix in this industry is focused on high innovation, higher cash flow businesses by offering new products. We believe growth in this business will be driven by consumer demand and advertising of our packaging products.
Offshore Solutions - representing approximately 4% of the segment's 2016 net sales. We produce and market water-based hydraulic control fluids for major oil and gas companies, and drilling contractors for offshore deep water production and drilling applications.  Production fluids are used in the control systems that open and close critical valves for the deep water oil extraction and transportation process.  Drilling fluids are used in control systems to operate valves on the ocean floor.  Our current customer base is primarily in the production area of this business, as opposed to drilling and exploration.  Although the recent sharp decline in oil prices has slowed the short-term growth expectations of the oil and gas industry, we believe there is significant long-term growth potential for this business as the industry stabilizes, and as oil is produced from new offshore, sub-sea wells.
Products
We review our portfolio of products regularly to identify and replace low margin products with higher margin products.  Accordingly, our product mix may frequently change depending upon customer demand, and the cost and selling prices related to any given product.  Our Performance Solutions segment offers a wide range of specialty chemicals comprised of surface and coating materials, functional conversion coatings, electronic assembly materials, water-based hydraulic control fluids and photopolymers:

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

Semiconductor Materials & Packaging:
Our Viaform product family of copper damascene chemistry used in semiconductor plating applications is used for applications down to 14 nm. Our Microfab family of plating chemistry is used in wafer level packaging applications, including copper pillar, RDL nickel, tin bump, gold bump and thru-silicon via (TSV) applications.

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

Liquid Products:
Liquid products are liquid photopolymers used to produce printing plates for transferring images onto commercial packaging. Our key products are MWH photopolymer, MWB 50 photopolymer, and M Stamp 40 photopolymer. We also offer products that are used in the production of liquid photopolymer plates such as substrate, coverfilms and detergents.

Printing Equipment:
We supply letterpress and flexo plates to the newspaper industry. Printing equipment are thermal plate processing systems that allow press-ready printing plates to be created without solvents. Our key products include Accent Plates and DLF dryer for coating plates, and MacDermid NAPPflex plates for newspaper plates.

Seasonality
The Performance Solutions segment is not subject to significant seasonality.
Agricultural Solutions
Overview
Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer to growers diverse crop protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. We also offer a wide variety of proven BioSolutions, including biostimulants, which stimulate plant growth and reproductive development, innovative nutrition, which optimizes the nutrition of plants, and biocontrol products, such as bioinsecticides and biofungicides, which perform the same task as conventional crop protection products without chemical residues.  We emphasize farmer economics and food safety by combining, when possible, BioSolutions with crop protection and seed treatment agrochemicals. Our Agricultural Solutions segment employs approximately 3,300 personnel with a significant presence in high-growth regions such as Africa, South Asia, Latin America and Central and Eastern Europe.
With products to address every stage of the plant life-cycle, Agricultural Solutions aims to outperform the crop protection chemistry market by focusing on high-growth, high-value and high-differentiation (H3). In line with these objectives, in 2016, our Agricultural Solutions segment launched a "H3 Priority Segments" program, which focuses on five priority segments selected for their potential to deliver accelerated growth and sustained profitability due to their strong solutions orientation. We believe that each of these H3 Priority Segments, which are listed below, is a high growth and high value segment that demonstrates a high potential for differentiation:

Crop Establishment:	Focuses on seed treatment and in-furrow applications to protect the crop in its early stages.
Plant Stress and Stimulation:	Helps the metabolism of the plant deal with abiotic stresses such as drought and cold, while stimulating it to enhance yields through the use of biostimulants and other solutions.
Resistant Weed Management:	Develops solutions to manage weed resistance of widely used herbicides such as glyphosate.
Specialty Protection Niches:	Creates solutions to fight against niche pests in underserved segments such as mites or bacteria.
Crop Residue Management:
Develops standalone biocontrol solutions or combinations of biocontrol with conventional crop protection to help growers to effectively manage residue levels in fruits & vegetables and address evolving food chain requirements.

Additionally, we manage key, strategic products globally. Our global portfolio includes our Global Value Added Portfolio, or GVAP, and our Global BioSolutions Portfolio, or GBP. Our GVAP consists of agrochemicals in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs, including products derived from AIs for which we have a strong market position due to differentiated product offerings or supply relationships. Our GBP includes biostimulants, innovative nutrition and biocontrol products. We consider our GVAP and GBP to be key pillars for our sustainable growth in the H3 Priority Segments.  In addition, the segment offers certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Our dedicated sales force works with growers and distributors to promote the use of our solutions throughout a crop’s growth cycle, focusing on the H3 Priority Segments and also addressing selective local opportunities through tailored solutions to complete our offering and cover underserved needs in those markets.
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

Fungicides and Biofungicides:
Fungicides prevent the spread of fungi and other diseases in crops.  Biofungicides perform the same task as conventional fungicides, without chemical residues.  Our fungicides and biofungicides products include Evito, Fortix, Proplant and Vacciplant.

Herbicides:
Herbicides are used to control unwanted plants while leaving the targeted crops to grow unharmed.  We produce total and selective herbicides with a variety of formulations for many temperate and tropical crops such as tomatoes, potatoes, soybeans and onions.  Our main herbicide products are Dinamic, Everest, Pantera and Select.

Insecticides, Bioinsecticides and Acaricides:
Our insecticides, such as Cythrin Max, Orthene and Talisma, are products used against insect pests at different stages of the pest life cycle, from egg and larvae to nymph and adult.  These products can have both crop and public health applications. Bioinsecticides, such as Carpovirosine, perform the same task as conventional insecticides, without chemical residues. Acaricides or miticides control a variety of mite pests on crops.  These products are primarily targeted at tree fruit and nut, vine, ornamental and selected row crop applications for effective mite control programs.  Our main miticide products, such as Acramite, Floramite and Omite, are sold globally.

Biostimulants and Innovative Nutrition:
As a leader in the high-growth and high-value biostimulants and innovative nutrition segment, our biostimulants and innovative nutrition portfolio includes a wide range of products, which are often tailored to meet different needs of growers.  Our biostimulants stimulate plant growth and reproductive development. Our innovative nutrition products optimize the nutrition of plants. This portfolio is highly differentiated and primarily protected by trade secrets.  Our biostimulant products include Biozyme, BM Start and Appetizer. Our innovative nutrition products include Foltron and Poliquel.

Seed Treatments:
As a leader in the high-growth and high-value seed treatment industry, our diverse portfolio encompasses pioneer products, such as Rancona and Vitavax. Our seed treatments are applied before planting by coating the seed in order to protect it during germination and protect the plant during its initial growth phases.  We anticipate growth in seed treatments as a result of the increasing use of higher-value genetically-modified seeds.

Our product offering also includes regional off-patent AIs that complement our global portfolio. In addition, we offer certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.  Apivar, a global miticide for the protection of bees against the Varroa mite, is one of our main honey bee health products.
Seasonality
The agrochemical business is seasonal in nature and corresponds to agricultural cycles within each region in which we operate. The geographic spread of our products can result in significant variations in earnings and cash flow during such cycles.  Agrochemical and BioSolutions sales typically begin ahead of the growing season and peak in the middle of the season.  In the northern hemisphere, farmers purchase the majority of their agrochemical inputs during the first half of the year from distributors which we start to supply during the latter part of the fourth quarter.  Growers in the southern hemisphere purchase the majority of their products in the second half of the year.  As a result, we have historically experienced significant fluctuations in quarterly sales.  For example, due to the size of our market in Latin America, we typically generate greater net sales in the second half of the calendar year and our net sales tend to be lower during the first half of each calendar year.
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
Competitive Strengths
We believe the following competitive strengths differentiate us from our competitors and contribute to our ongoing success:

•
“Asset-Lite, High-Touch” Business Model. We are building our business through the acquisition and integration of “Asset-Lite, High-Touch” businesses. These are businesses evidenced by high margins and low capital expenditures which translates into high cash flow returns on capital. Over 40% of our employees are in either technological innovation or sales and services areas; hence “high-touch.”  Our commitment to technological innovation and our extensive intellectual property portfolio enables us to develop our cutting-edge products.  In order to continue to provide innovative products and highly specialized technical service to our customers, we place a premium on maintaining an expert and qualified employee base. Our business involves the formulation of a broad range of specialty chemicals, created by blending raw materials or developing new uses for existing AIs. This model allows us to conservatively manage our investments in fixed assets to both maintain and grow the business. Our existing fixed asset base is modern and well-maintained and, accordingly, requires low capital expenditures for maintenance.

•
Industry Leading Positions. Our businesses strategically focus on acquiring and maintaining leading positions in niche sectors of high-growth markets by offering high value-added services that are indispensable to our customers. We believe our scale and global reach in product development, marketing and formulation provides us with advantages over many of our competitors, allowing us to maintain strong market share positions and drive profitable growth. Our leadership positions contribute to our ability to attract new customers and successfully enter new end-markets.

•
Broad Diversified Business. We offer a broad range of products and services to diverse and often unrelated end-markets, ranging from agricultural, electronics, industrial, and offshore oil and gas production and drilling to consumer packaging and printing. Our proprietary technology, service-oriented business model, high barriers to entry and significant customer switching costs have allowed us to achieve stable and compelling margins while protecting our market share. We believe the diversity of the niche end-markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles. The diversification will also help mitigate the impact of a downturn in any single industry, end-market or region.

•
Strong Expertise in Registration and Distribution. Product registration is complex and crucial, particularly in the agrochemical space. Our Agricultural Solutions segment has a large team of specialists dedicated to the regulatory process across various jurisdictions, and we believe we are well experienced in obtaining and defending the required registrations for our products in each country in which they are sold and for each crop on which they are applied. Once obtained, these registrations provide a right to use a product for a specified crop in that country or region for a number of years. In addition, our Agricultural Solutions segment has a strong network of distributors, which currently reaches over 100 countries and jurisdictions.  Our large distribution network enables us to focus on profitable niche applications, which we believe are less sensitive to competitive pricing pressures.  This distribution network, together with our geographical footprint, also allows us to attract licensing and resale opportunities from partner companies for new products, technologies and applications.

•
Comprehensive Product Offering. We provide our customers with a comprehensive offering of products that meet many of their specialty chemical needs. In many cases we offer a full suite of products with complementary capabilities that provide a complete functional solution to the customer. We believe the ability to provide a “top-to-bottom” product offering is a significant competitive advantage over many of our smaller and regional competitors. Our existing product offerings also offer many opportunities for growth in adjacent end-markets.

•
Performance-Driven Culture and Board with Proven Track Record. We believe we have outstanding people who can deliver superior performance under the tutelage and oversight of proven and experienced leadership. Our culture is performance focused and driven by empowering team members and then holding them accountable for their outcomes. We measure people on financial results, safety, customer satisfaction and commitments, legal compliance and environmental stewardship. We measure our performance against benchmarks and drive operational excellence through continuous improvement. Our experienced management team is complemented by an experienced Board, which includes individuals with a proven track record of successfully acquiring and managing businesses. Our business segments are also led by executives that have extensive experience in their respective fields.

Business Strategies
Our primary goal is to create value by driving cash flow per share through profitable organic sales growth while continuing to improve our cost structure. We seek to develop and engineer new products and processes, leverage our global scale to enter new markets and optimally manage our existing portfolio of specialty chemical businesses. Our efforts are directed by the following key business strategies:

•
Build a Best-in-Class Specialty Chemical Company. Our goal is to build a best-in-class, global formulator, marketer and distributor of specialty chemical products. We anticipate that the fragmented nature of the specialty chemical market will continue to provide opportunities for growth through strategic acquisitions of complementary businesses.  We believe that our combined company provides a strong platform on which to grow our business and expand our market shares in key geographic markets.

•
Expand our Core Businesses. We believe that we can capitalize on our previous Acquisitions to further enhance our technical capabilities, sophisticated process know-how, solutions orientation, strong customer relationships and deep industry knowledge. We expect that the Acquisitions will enhance our growth by extending our products breadth and expanding the international reach. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations, and to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, regulation and customer education can add value for our customers.

•
Enhancing Product Innovation. We place a strong emphasis on innovation. New products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  Building on our core competencies in product innovation, applications development and technical services, we intend to drive organic growth by reaching new high-growth markets and expanding upon our existing technologies to develop new products for adjacent markets.

•
Leverage Customer Relationships. We intend to continue to leverage our close customer relationships to execute our growth strategy by working directly with our customers to identify opportunities for new products. We also have strong collaborative relationships with OEMs who specify which specialty materials, chemistries and technologies they need in their products. Working directly with our customers allows us to increase OEM qualification of our products and identify opportunities to grow with our customers. Such close customer relationships also provide a solid barrier to entry for competition.

•
Pursue Strategic Acquisitions. Our founder, Martin E. Franklin, and our Chief Executive Officer, Rakesh Sachdev, have significant experience and expertise, and have been highly successful, in acquiring, integrating and growing value-added businesses. We intend to pursue further acquisitions as a way to enhance our growth and strategic position.  We intend to focus primarily on businesses that share our “Asset-Lite, High-Touch” philosophy, with product offerings that provide geographic or product diversification. We expect to achieve commercial and distribution efficiencies by expanding into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products.  We plan to only pursue acquisition opportunities that we believe meet our acquisition criteria and when we deem it to be financially prudent.

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

Customers
We have a diverse customer base, as we sell our products either directly to end-user customers or through intermediaries, such as independent, third-party distributors (national, regional, or local), agricultural cooperatives, retailers, and government agencies.  We also have collaborative relationships with many OEMs, who specify to us which specialty materials, chemistries and technologies are used in their products. The majority of our sales are through such intermediaries.
Within each segment, we rely on independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products. We believe that we are able to attract new customers successfully through our international reach, coupled with our local knowledge and presence, which enables us to meet the needs of our customers through a global network of 59 manufacturing sites, 12 sites that include manufacturing and research facilities, 16 stand-alone research centers, and a direct sales force in nearly 70 countries. Our flexible manufacturing base allows for "just in time" supply chain management. We operate a relatively large number of small and medium-sized facilities located close to our customers throughout the world's major economic regions. This close proximity to our global customers' local sites enables access to all key growth markets.
We believe that our business is not materially dependent upon a single customer.  Although no customer or distributor constitutes 10% or more of our consolidated net sales, we do have some customers and distributors, the loss of which may impair our results of operations, for certain business lines, for the affected earnings periods.
Selling & Marketing
We employ a large customer-centric sales and marketing force of professionals worldwide.  These professionals have strong technical expertise, local market knowledge and intimate customer relationships.  Our local sales and marketing teams closely monitor their market trends and maintain active dialogue with our customers to assess and understand their constantly evolving challenges.  We use this feedback from our local sales teams to anticipate future needs, respond rapidly to changing market conditions, and deliver customized, value-added solutions for our customers.  This feedback loop is an important source of new product ideas and helps guide our capital allocation decisions.  We leverage local market intelligence to develop new and innovative products that are then marketed by our local sales and marketing teams throughout the markets we serve.
Performance Solutions
In our Performance Solutions segment, methods for selling and marketing our proprietary products vary slightly by geographic region.  In total, we generate business through the efforts of sales, technical and service personnel and regional distributors.  In the Americas, we employ sales, administrative and service personnel to market our entire line of proprietary products.  In certain areas of the Americas, distributors also sell and service many of our products.  In Europe, sales, administrative and service representatives, who are employed by our subsidiaries located in Belgium, Czech Republic, France, Germany, Great Britain, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden and Turkey, market our proprietary products.  In the Asia-Pacific region, our local subsidiaries employ sales, administrative and service representatives to market our proprietary products through either subsidiaries or branches in Australia, mainland China, Hong Kong, India, Japan, Malaysia, Singapore, South Korea, Taiwan and Thailand.  In addition to the countries where we have wholly owned subsidiaries, some of our proprietary chemistries are sold in other countries throughout Asia, Europe and South America through distributors.
Agricultural Solutions
In our Agricultural Solutions segment, our products are sold in over 100 countries globally and reach our grower-customers and the ultimate end-users through a wide variety of market channels.  Our sales, marketing, and go-to-market strategies vary significantly by region and depend to a large extent on the existing distribution infrastructure and market practices in each particular region.  Depending upon the customer’s location, we work with national and regional distributors, retailers, co-ops, government entities, and growers to promote our solutions.  We also have loyalty programs in place for distributors and engage in active grower education to promote our products and brands.  Because of our global presence and local capabilities, other agrochemical and crop protection companies enter into exclusive distribution rights agreements with us.  Such agreements give us the exclusive right to distribute their products in, or with respect to, specified territories, crops, applications, channels, and formulations.
In the larger and more mature North American market, we rely more heavily on an extensive existing distribution network.  The North American distributor landscape is one of the most consolidated.  In Asia, Europe and Latin America, sales and marketing are conducted through a mix of national and regional distributors, retailers, co-ops, and growers (primarily large farmers).

Africa and Middle East represent our most unique region from a sales and marketing perspective due to relatively lower levels of existing distribution infrastructure.  In many cases, growers in this region require additional customer outreach and education as our products and the agronomic techniques to apply them are relatively new to this market.  In order to address these challenges, we have developed an extensive regional distribution network to enable us to efficiently deliver our products, and products of our distribution partners, to the growers.
Employees
In order to ensure that we are able to continue to provide innovative products and highly technical service to our customers, we place a premium on maintaining a highly specialized and qualified employee base.  As of December 31, 2016, we employed approximately 7,750 full-time employees in approximately 70 countries, including approximately 3,200 research and development chemists, experienced technical service, and sales personnel.
In addition, many of our full-time employees are employed outside the United States.  In certain countries where we operate, our employees are also members of unions or are represented by works councils as required by law.  We are required to consult and seek the consent or advice of these unions and/or works councils for any changes to our activities or employee benefits, which may impact our flexibility in managing costs and responding to market changes.
Our management believes that our relationships with our employees and collective bargaining unions are satisfactory.
Research and Development
Continued investment in research and development ensures that we remain ahead of emerging trends, delivering solutions to strengthen our leadership positions in terms of innovation and product development in our market niches. Our research and development activities are also focused on developing products, and improving formulations and processes that will drive growth or otherwise add value to our core business operations.  We accelerate market introductions and increase the impact of our product offerings through collaboration with partners in the commercial sector (customers and value chain partners) and by working with distributors, OEMs, governments and local communities around the world. We plan to continue to make significant investments in a broad range of research and development efforts.
Performance Solutions
With respect to our Performance Solutions segment, research in connection with proprietary products is performed principally in Germany, Great Britain, India, Japan and the United States. During 2016, the segment's research and development expenses totaled $45.0 million. Substantially all research and development activity was performed internally.
Agricultural Solutions
Within our Agricultural Solutions segment, our global and regional marketing teams conduct a rigorous process for identifying key AIs with proven technical efficacy, which can be brought to market through our formulation, marketing, and distribution capabilities, in order to address strategic gaps in our portfolio.  During 2016, the segment invested $36.4 million in product registrations and incurred $39.4 million of research and development costs.
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
The competitive environment of each of our segments is described below:
Performance Solutions
Our Performance Solutions segment provides a broad line of proprietary chemical compounds and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are Atotech Inc., The Dow Chemical Company, across its industrial and electronics chemicals businesses, as well as Asahi, Senju, Tamura, E.I. du Pont de Nemours and Company, and Flint Group. We compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, range of products and services, and service and support. We maintain extensive support, technical and testing services for our customers, and are continuously developing new products. Further consolidation within our industry or other changes in the competitive environment, such as the merger of E.I. du Pont de Nemours and Company and The Dow Chemical Company, could result in larger competitors that compete with us on several levels. However, we believe that our combined abilities to manufacture, sell, service and develop new products and applications, enable us to compete successfully both locally and internationally. Some large competitors operate globally, as we do, but most operate only locally or regionally. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
Agricultural Solutions
The agrochemical sector is a highly developed and competitive industry with a wide range of established competitors that offer a broad variety of competing products.  Our main competitors include major multinational agrochemical companies which engage in basic research for AI discovery, such as BASF, Bayer CropScience AG, and Syngenta AG, as well as a number of Japanese participants. We also face competition from a variety of off-patent agrochemical companies worldwide, including FMC Corporation, ADAMA Agricultural Solutions Ltd., United Phosphorus Ltd., and Nufarm Limited, among others.
The BioSolutions sector is a newer and less mature industry than agrochemicals. There is significantly less direct competition among providers given the highly differentiated, proprietary nature of BioSolutions products. However, we do compete with BioSolutions providers that have similar product claims and offer potential functional substitutes for our products. Customer education and corresponding demand creation is a critical element of competing in the BioSolutions sector. Customer acceptance and adoption levels may vary widely. It is a very fragmented market, with the participation of companies that do not necessarily compete in the agrochemical space. Our current competitors include Stoller S.A., Novozymes Biopharma A/S, Verdesian LifeSciences, LLC, Bayer CropScience AG (AgraQuest, Inc.), Valagro SpA, BASF SE (Becker Underwood Inc.), Plant Health Care plc and various others.
Order Backlog
Due to the relatively short cycle times in our business, our order backlog levels are minimal.  In general, we do not formulate our products against a backlog of orders and do not consider backlog to be a significant indicator of the level of future sales activity.  Production and inventory levels are based on the level of incoming orders as well as projections of future demand.  Therefore, we believe that backlog information is not material to understanding our overall business and should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
Raw Materials and Sourcing of Products
In our Performance Solutions segment, we use a variety of specialty and commodity chemicals in our manufacturing processes.  Our manufacturing operations depend upon obtaining adequate supplies of raw materials on a timely basis.  We typically purchase our major raw materials on an as-needed basis from outside sources.
In our Agricultural Solutions segment, we rely on external contract manufacturers, both domestically and internationally, to produce certain products or key components for our products.  There is limited available manufacturing capacity that meets our quality standards and regulatory requirements.  With one minor exception, we engage in no direct agrochemical AI manufacturing.  We source virtually all of our AIs from third-party manufacturers, which represent a limited number of key suppliers for AIs.  We strive to maintain multiple supply sources for each AI; however, in certain instances, there is only a single registered source of AIs for important products where there is currently no viable alternative source. Our goal is to maximize our sourcing of raw materials, especially AIs, from quality suppliers in countries with generally low manufacturing costs, such as China, Eastern Europe, and India, or markets with good raw material positions.
We formulate and package our products in-house or through tolling and other third-party manufacturing and formulation arrangements.  We balance our in-house formulation with third-party arrangements to limit our exposure to utilization drop-offs, facility closures, and certain manufacturing-related environmental risks which helps us to optimize our cost structure.
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
Performance Solutions
In our Performance Solutions segment, as of December 31, 2016, we owned, had applications pending, or licensed the rights to approximately 1,800 domestic and foreign patents.  The patents we hold are important to our business and have remaining lives of varying duration.  Although certain of these patents are becoming increasingly more important, we believe that our ability to provide technical and testing services to our customers and meet their rapid delivery requirements is equally, if not more, important to our business.  No specific group or groups of intellectual property rights are material to our business.  However, we have many proprietary products which are not covered by patents and which are responsible for a large component of our total sales.  Further, we hold a number of domestic and foreign trade names and trademark registrations and applications for registration, which we consider to be of value in identifying our products.  We do not hold nor have we granted any franchises or concessions.
Agricultural Solutions
In our Agricultural Solutions segment, as of December 31, 2016, we owned, had applications pending, licensed or had freedom-to-operate rights under, approximately 200 domestic and foreign patents, and approximately 7,000 product registrations.  As part of our intellectual property strategy, we in-license patents from other agrochemical and BioSolutions companies and pursue other patents not related to composition of matter, such as use extensions, formulations, mixtures and manufacturing processes. We also differentiate our AIs with value-added mixtures and novel formulations, with launches prior to the expiration of the AIs' patent protection, in order to avoid a potential price erosion and loss of share. A significant portion of our patent portfolio consists of patents relating to amicarbazone, flucarbazone and fluoxastrobin, three of our key GVAP AIs. Our patents covering manufacturing processes, methods of use, and combinations with other AIs, safeners, or other adjuvants of these three GVAP AIs are scheduled to expire in commercially relevant markets at various times before the end of 2020 for amicarbazone; 2022 for flucarbazone; and 2024 for fluoxastrobin.  With respect to fluoxastrobin, we have a pending application in the United States covering a manufacturing process which we intend to file in other countries as well, which, if granted, will expire no sooner than 2036. We believe this new process will contribute to lower costs for the manufacture of fluoxastrobin, which would represent a significant competitive advantage over potential generic entrants.
Other proprietary rights protection
Some products that have already lost patent protection but have originally been registered by a company are often referred to as proprietary off-patent products, especially if the company holds a significant share of the AI. These are often characterized by a substantial degree of differentiation through formulation and product package offerings responsive to grower needs. Proprietary off-patent products enable providers to maintain a stronger market position and a differentiated margin profile, which may be further enhanced by specialized market access, a strong brand, or a competitive cost position. In addition, while they are not protected by patents, proprietary off-patent products require registrations in every country for every crop and AI that will be sold. Our strong registration capabilities provide us with the ability to effectively maintain and defend our existing registrations as well as to acquire new registrations in a cost effective and timely manner.
Proprietary off-patent products can benefit from other barriers to entry designed to reward the company which first registers an AI in a certain geography, following significant investments in regulatory data to support that initial registration, with an exclusive period of sales  (“exclusive use”) and, after the exclusive use period has expired, an additional period of financial compensation from other companies which request access to the data developed by the original company (“data compensation”) to obtain a registration of that same AI in that geography.  These barriers to entry are established in multiple jurisdictions, including Brazil, Canada, the E.U. and the United States.

Our global portfolio is composed of multiple proprietary off-patent products including: acephate; amitraz; ipconazole; diflubenzuron; bifenazate; clethodim; and propargite and cypermethrin for the E.U. Many of our proprietary off-patent AIs are currently benefiting from exclusive use and data compensation provisions.
Government and Environmental Regulation
We develop, produce and market our chemical products in a number of jurisdictions throughout the world and are subject to numerous federal, regional and local laws and regulations in the countries in which we operate.  These regulations govern the Company’s manufacture, use, labeling, packaging, storage and distribution of chemicals and hazardous substances, which are subject to strict quality and regulatory standards. We are required to meet these strict standards which, in recent years, have become increasingly stringent. However, no portion of our business is subject to re-negotiation of profits or termination of material contracts or subcontracts at the election of the governments in the countries in which we operate.
We are subject to the FCPA, which prohibits companies and their intermediaries from making payments in violation of law to non-U.S. government officials for the purpose of obtaining or retaining business or securing any other improper advantage.  Our reliance on independent distributors to sell some of our proprietary chemicals internationally demands a high degree of vigilance in maintaining our policy against participation in corrupt activity, because these distributors could be deemed to be our agents, and we could be held responsible for their actions.  We are also subject to similar anti-bribery laws in the jurisdictions in which we operate, including the 2011 Bribery Act, which also prohibits commercial bribery and makes it a crime for companies to fail to prevent bribery.  These laws are complex and far-reaching in nature and, as a result, we may be required in the future to alter one or more of our practices to be in compliance with these laws or any changes in these laws or the interpretation thereof.  We maintain a Business Conduct and Ethics Policy, applicable to all our directors and employees. In addition, our CEO, CFO and CAO are bound by the provisions of a Code of Ethics for Senior Financial Officers. The Policy and Code of Ethics were both approved by our Board and cover compliance with the FCPA and similar anti-corruption laws, as well as other legal areas applicable to our operations.
As a manufacturer and distributor of specialty chemicals and systems, we are subject to extensive U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing discharges of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated properties and occupational safety and health matters.  In recent years, there has been a significant increase in the stringency of environmental regulation and enforcement of environmental standards, and the costs of compliance have risen significantly. We expect that the trend of increased regulation will continue in the future. We have and may in the future incur significant costs, including cleanup costs, fines and sanctions and third-party claims for property or natural resource damage or personal injuries as a result of past or future violations of, or liabilities under, such laws and regulations.  As of December 31, 2016, we believe we had appropriate liabilities recorded for our various environmental matters.
Our business and our customers also may be subject to significant requirements under the European Community Regulation for the Registration, Evaluation and Authorization of Chemicals (or REACH). REACH, adopted in December 2006, imposes obligations on E.U. manufacturers and importers of chemicals and other products into the E.U. to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments.
Active substances and co-formulants used in plant protection products (pesticides) are generally exempt from REACH as they are considered as already registered under the Plant Protection Products Directive 91/414/EEC.  However, certain exceptions may apply that would require the active substance or co-formulant to be registered, particularly if the substance has a non-plant protection use.  While we have registered and continue to register substances as required, the registration process is lengthy and registration of certain of our substances may not be immediately effective.  The cost estimates could vary based on the number of substances requiring registration, data availability and cost.  The implementation of the REACH registration process may affect our ability to manufacture and sell certain products in the future.
In response to increased government attention to environmental matters worldwide, we continue to develop proprietary products designed to reduce the discharge of pollutant materials into the environment and eliminate the use of certain targeted raw materials while enhancing the efficiency of customer chemical processes.
Available Information
Our internet website address is www.platformspecialtyproducts.com.  We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC.  In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website by the end of the business day after filing with the SEC.
You may also read and copy any document that we file, including this 2016 Annual Report, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Call the SEC at 1-800-SEC-0330 for information on the operation of the Public Reference Room. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Platform, that are electronically filed with the SEC.
Our website includes the following corporate governance materials under the tab “Investor Relations—Corporate Governance:” Board of Directors Governance Principles and Code of Conduct; Insider Trading Policy; Stock Ownership Guidelines; Business Conduct and Ethics Policy; Code of Ethics for Senior Financial Officers; Foreign Corrupt Practices Act/Anti-Corruption Policy; Incident Response & Whistleblower Policy; Conflict Minerals Policy and the related Form SD; Platform Data Protection and Privacy Policy; Management, Board of Directors and Committee Composition; and the charters of each committee of our Board of Directors.  These corporate governance materials are also available in print upon request by any stockholder to our Investor Relations department.
The information included on our website does not constitute part of this 2016 Annual Report.
In addition to the information included in this Item 1, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Note 1, Basis of Presentation and Summary of Significant Accounting Policies, and Note 22, Segment Information to the Consolidated Financial Statements included in this 2016 Annual Report, for financial and other information concerning our operating segments and the geographic areas in which we do business.
Corporate Information
Our principal executive offices are located at 1450 Centrepark Boulevard, Suite 210, West Palm Beach, Florida 33401 and our telephone number is (561) 207-9600.
Senior Management of Platform
Set forth below is certain information concerning our senior management:

Name	Title
Rakesh Sachdev	Chief Executive Officer
Sanjiv Khattri	Executive Vice President and Chief Financial Officer
Benjamin Gliklich	Executive Vice President - Operations and Strategy
John E. Capps	Executive Vice President, General Counsel and Secretary
John P. Connolly	Vice President, Corporate Controller and Chief Accounting Officer
Scot R. Benson	President - Performance Solutions
Diego Lopez Casanello	President - Agricultural Solutions
Rakesh Sachdev, age 61, is Chief Executive Officer of Platform. Mr. Sachdev joined Platform in January 2016. Prior to joining Platform, Mr. Sachdev served as President and Chief Executive Officer of Sigma-Aldrich Corporation, or Sigma-Aldrich, beginning in 2010. Mr. Sachdev joined Sigma-Aldrich in 2008 as Chief Financial Officer and took on the additional role of Chief Administrative Officer with direct oversight of Sigma-Aldrich’s international business in 2009. He was Senior Vice President and President Asia Pacific of ArvinMeritor, Inc., or ArvinMeritor, a global supplier of engineered systems to the automotive industry, from 2007 to 2008. At ArvinMeritor, Mr. Sachdev also served in other leadership roles, including Interim Chief Financial Officer, Senior Vice President Strategy and Corporate Development and Vice President and General Manager of several of ArvinMeritor’s global businesses from 1999 to 2007. Prior to joining ArvinMeritor, he worked for Cummins Inc., a global manufacturer of engines and other industrial products in various leadership roles, including Chief Financial Officer for one of its largest business units, and as Managing Director of its Mexican operations. Mr. Sachdev is also a director of Regal-Beloit Corporation and Edgewell Personal Care Company and serves on the Board of Trustees of Washington University in St. Louis. Mr. Sachdev holds an M.B.A. from Indiana University, a Masters in Mechanical Engineering from the University of Illinois and a Bachelor’s degree in Mechanical Engineering from the Indian Institute of Technology in New Delhi.

Sanjiv Khattri, age 52, is Executive Vice President and Chief Financial Officer of Platform. Mr. Khattri joined Platform in September 2015. Prior to joining Platform, Mr. Khattri served as the Chief Financial Officer and Executive Vice President at Covanta Holding Corporation ("Covanta") from August 2010 to November 2013. Prior to joining Covanta, Mr. Khattri had a lengthy career with General Motors ("GM") and GMAC Financial Services (“GMAC”), aka Ally Financial, from 1989 until 2008, where he had significant leadership assignments in treasury, business development, controller, and special project functions, both in the United States and overseas. He was appointed Chief Financial Officer of GMAC in February 2004, and was instrumental in guiding GMAC to its evolution from a wholly-owned subsidiary of GM to a standalone diversified global financial services company, controlled by a consortium of investors led by Cerberus Capital Management, L.P. Mr. Khattri also serves as an Advisory Director of Silver Lane Advisors LLC since 2009. Mr. Khattri is also active in philanthropic activities and most recently, he retired after nine years from the board of The Global Fund for Children, a DC-based global charity focused on creating awareness and providing support to address the needs of vulnerable children and youth. Mr. Khattri has an M.B.A. from the University of Michigan and Bachelor of Engineering from Punjab University in India.
Benjamin Gliklich, age 32, is Executive Vice President - Operations and Strategy of Platform. Mr. Gliklich was appointed in this role in April 2016, after having served as Chief Operating Officer from October 2015 to April 2016; Vice President – Corporate Development, Finance and Investor Relations of Platform from January 2015 to October 2015 and as Director of Corporate Development from May 2014 to January 2015. Prior to joining Platform, Mr. Gliklich was a senior associate at General Atlantic, a global growth-oriented private equity firm. Earlier in his career, Mr. Gliklich was an associate in the investment banking division of Goldman Sachs & Co. Mr. Gliklich holds an A.B. Cum Laude from Princeton University and an M.B.A with distinction from Columbia Business School.
John E. Capps, age 52, is Executive Vice President, General Counsel and Secretary of Platform. Mr. Capps joined Platform in May 2016. Prior to joining Platform, Mr. Capps was with Jarden Corporation, a Fortune 500 broad-based consumer products company, where he most recently served as Executive Vice President - Administration, General Counsel and Secretary until April 2016 when Jarden Corporation merged with Newell Brands Inc. From 2003 to 2005, Mr. Capps was with American Household, Inc. which was acquired by Jarden Corporation in January 2005. Previously, Mr. Capps worked as a private lawyer with the firm Sullivan & Cromwell LLP. Mr. Capps holds a J.D. from the University of Texas and a B.A. and M.B.A. from Vanderbilt University.
John P. Connolly, age 51, is Vice President, Corporate Controller and Chief Accounting Officer of Platform. Mr. Connolly joined Platform in August 2016. Prior to joining Platform, Mr. Connolly served as Vice President, Controller and Chief Accounting Officer at Xylem Inc., a spun off water technology company from ITT Corporation, or ITT, from October 2011 to August 2016. Prior to joining Xylem Inc., Mr. Connolly spent five years at ITT during which time he held key roles as Director, Financial Planning & Analysis, and Director of Accounting. Previously, Mr. Connolly spent 10 years at IBM in roles of increasing responsibility including Manager of Financial Planning & Analysis, Controller of a software division, and Head of Pricing & Licensing Strategy across IBM’s software business, as well as seven years at PricewaterhouseCoopers LLP reaching the level of Manager. Mr. Connolly is a Certified Public Accountant and holds an M.B.A. in Finance from the Lubin School of Business at Pace University.
Scot R. Benson, age 55, is President of the Performance Solutions segment of Platform.  Mr. Benson joined MacDermid in 1999.  His previous positions at MacDermid included President of MacDermid Advanced Surface Finishes and Graphics Solutions from January 2013 until February 2015.  Mr. Benson also served as President of MacDermid Graphics Solutions from 2010 to 2013. Mr. Benson attended the University of Wisconsin - Stevens Point.
Diego Lopez Casanello, age 43, is President of the Agricultural Solutions segment of Platform. Prior to joining Platform, Mr. Lopez Casanello served as Senior Vice President and head of the Agricultural Products Division, Asia Pacific at BASF from February 2015 to January 2016. His previous positions at BASF included Senior Vice President of the Performance Chemicals Division, North America from April 2012 to January 2015 as well as CEO and Managing Director of BASF Argentina from November 2008 to March 2012. Mr. Lopez Casanello has held numerous other roles within the Agricultural Products Division of BASF, including Head of Global Marketing for Seed Treatment, Global Manager of New Business Development and Business Director for South Europe. Mr. Lopez Casanello holds a Bachelor's degree in Business Administration from the University of Hagen, Hagen, Germany.

Item 1A.  Risk Factors
The ownership of our securities involves a number of risks and uncertainties.  Potential investors should carefully consider the risks and uncertainties described below and the other information in this 2016 Annual Report before deciding whether to invest in our Company.  Our business, financial condition or results of operations could be materially adversely affected by any of these risks.  The risks described below are not the only ones facing us.  Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
Risks Relating to our Business
Acquisitions are an important part of our growth strategy.
Part of our key strategy is to grow through acquisitions. We have completed several acquisitions in the past and routinely review additional opportunities. This strategy presents certain risks including, without limitation, the potential for:

•	increasing debt levels to fund sizable acquisitions, resulting in additional liabilities, constraints and requirements on our business and financial performance;

•	the acquired businesses failing to provide, or delays in realizing, the benefits originally anticipated by management;

•
potential disruption of our businesses, tax costs or inefficiencies, inconsistencies or deficiencies in standards, controls (including internal control over financial reporting, environmental compliance and health and safety compliance), information technology systems, procedures and policies;

•	difficulties in integrating the operations and systems of the acquired businesses and in realizing operating synergies by identifying and eliminating redundant operations and assets;

•	difficulties managing tax costs or inefficiencies associated with integrating our operations following completion of the acquisitions;

•	difficulties in assimilating and retaining key employees, customers, suppliers and other partners of the acquired companies;

•	challenges related to the lack of experience in operating in the geographical or product markets of the acquired business;

•	management’s attention being diverted to the integration of the acquired businesses or acceptance of the acquired technology;

•	rising interest rates on debt needed or dilution resulting from equity issuances to provide cash to fund the purchase price of acquisitions; and

•	unanticipated contract or regulatory issues and the assumption of, and exposure to, unknown or contingent liabilities of the acquired businesses.
If an acquisition is not successfully completed or integrated into our existing operations or does not result in the benefits we expect, as a result of the factors mentioned above or otherwise, our business, financial condition or results of operations may be adversely affected. In addition, failure to integrate successfully or realize the anticipated business opportunities and growth prospects from our acquisitions, including the Acquisitions, could result in unanticipated expenses and losses and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing operations. Accordingly, in connection with any acquisition, there can be no assurance as to whether or when any benefits or cost synergies we hope to achieve will occur, or the extent to which they actually will be achieved.
Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our outstanding debt.
Our substantial indebtedness could have important consequences. As of December 31, 2016, our total indebtedness was approximately $5.24 billion. Such substantial indebtedness could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because our borrowings include instruments with variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit, among other things, our ability to borrow additional funds.
In addition, our Credit Facilities and other agreements governing our outstanding debt contain covenants that restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in the best interest of our business. In addition, the terms of our Credit Facilities and these agreements allow us to issue and incur additional debt but only upon satisfaction of certain conditions. We anticipate that any future acquisitions we pursue as part of our growth strategy may be financed through a combination of cash on hand, operating cash flow, availability under our Credit Facilities and new capital markets offerings. If new debt is added to current debt levels, the related risks described above could increase.
Our ability to satisfy our debt obligations and to fund any planned capital expenditures, dividends and other cash needs also depends in part upon the future financial and operating performance of our subsidiaries and upon our ability to renew or refinance borrowings. Prevailing economic conditions and financial, business, competitive, legislative, regulatory and other factors, many of which beyond our control, will affect our ability to make these payments. If we are unable to make payments or refinance our debt, obtain waivers or new financing, or if holders of indebtedness elect to declare all borrowed funds due and/or to terminate their commitments for future funding, those holders could exercise their rights, including assuming control over our deposit accounts and/or commencing foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
We may need to record a significant charge to earnings if our goodwill or other intangible assets arising from acquisitions become impaired, which could materially adversely affect our net income.
In accordance with GAAP, we account for our acquisitions using the purchase method of accounting and, historically, the Acquisitions have resulted in significant goodwill and other intangible assets being recognized in our Consolidated Financial Statements. In the future, these assets may become impaired, which could have a material adverse effect on our results of operations. We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and other indefinite-lived intangible assets are required to be tested for impairment annually, or more frequently if facts and circumstances warrant a review. Factors that may be considered a change in circumstances, indicating that the carrying value of our amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization or slower or declining growth rates in our industry. Other than the goodwill impairment we recorded within our Offshore business in 2016, there was no impairment of goodwill or other intangible assets in 2016, 2015 or 2014. However, in 2016, 2015 and 2014, some of our reporting units and other indefinite-lived intangible assets had fair values that were not substantially in excess of their carrying values. Any requirement to record a charge to earnings in our financial statements during the period in which any impairment of our indefinite-lived or amortizable intangible assets occurs could have a material adverse effect on our financial condition or results of operations.
The failure to attract and retain key personnel, including our executive officers, or effectively manage succession, could have an adverse impact on our business, financial condition or results of operations.
Our business involves complex operations and therefore demands a leadership team and employee workforce that is knowledgeable and expert in many areas necessary for our operations. The failure to attract and retain key personnel, or effectively manage succession, could have an adverse material impact on our result of operations. In addition, we are highly dependent on the experience and track records of our management, particularly Martin E. Franklin and Rakesh Sachdev, in successfully acquiring and managing businesses. If one or more of our executive officers were to cease to be employed by us, or if we were unable to replace them in a timely manner, our business, financial condition or results of operations could be adversely affected.
In addition, as a company focused on manufacturing and highly technical customer service, we rely on our ability to attract and retain skilled employees, including our specialized research and development, and sales and service personnel, in order to maintain our efficient production processes, drive innovation in our product offerings and maintain our deep customer relationships. The departure of a significant number of our highly skilled employees, or of one or more employees who hold key management positions, could have an adverse impact on our operations, including customers choosing to follow an employee or manager to one of our competitors.

If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any material changes and material weaknesses in those internal controls.
As discussed in this 2016 Annual Report in Part II, Item 9A, we have identified material weaknesses in our internal control over financial reporting, and as a result we have concluded, based on management's assessment, that our internal control and procedures were ineffective as of December 31, 2016. Effective internal controls are necessary for us to provide reliable and timely financial reports and to effectively prevent fraud. If we cannot provide reliable financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and the NYSE, we could face severe consequences from those authorities. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could affect our stock price.
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
Finally, our business strategy contemplates the acquisition of businesses and the operation of subsidiaries whose financial results are consolidated into our financial statements and operating reporting. Effective internal control over financial reporting must be established and maintained in connection with these acquisitions, if any, in order for us to produce accurate and timely financial reports. Failure to do so could result in our inability to report our financial results accurately and on a timely basis, and possibly lead to other deficiencies, which would also likely have a negative impact on our stock price.
We have identified material weaknesses in our internal control over financial reporting which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In connection with this 2016 Annual Report, our management has performed an evaluation of our internal control over financial reporting, and concluded that our internal control and procedures were ineffective as of December 31, 2016 as a result of our lack of sufficient personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, which resulted in material weaknesses relating to:

•	the accounting for acquired businesses;

•	the completeness, existence and accuracy related to the accounting of income taxes; and

•
the financial close process for the Agricultural Solutions segment to ensure the timely and complete reconciliation of accounts for the CAS and Agriphar businesses, which are part of the Agricultural Solutions segment.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As discussed in this 2016 Annual Report in Part II, Item 9A, we have taken, and continue to take, numerous steps to remediate these material weaknesses and improve our internal controls over financial reporting. However, there can be no assurance that the measures we have taken to date, and are continuing to take, will be sufficient to remediate these material weaknesses or avoid potential future material weaknesses. If our remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, or if we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, our financial statements for one or more periods may contain material misstatements and we could be required to restate previously issued financial statements for past periods, which may have a material adverse effect on our stock price and our ability to access capital and lending markets.

Our substantial international operations subject us to risks not faced by domestic competitors.
Sales from international markets represent a significant portion of our net sales. Accordingly, our business is subject to increasing risks related to the different legal, political, social and regulatory requirements and economic conditions of many foreign jurisdictions. Risks inherent to our international operations include the following:

•
increased credit risk and different financial conditions, which may necessitate longer payment cycles of accounts receivable or result in increased bad debt write-offs (including due to bankruptcy) or additions to reserves;

•
additional withholding taxes or other taxes on foreign income, tariffs, duties, export controls, import restrictions or other restrictions on foreign trade or investment, including currency exchange controls;

•
foreign exchange controls or other currency restrictions and limitation on the movement of funds, including the prohibition of the repatriation of funds into the United States, which may result in adverse tax consequences and tax inefficiencies;

•	export licenses may be difficult to obtain, and the transportation of our products may be delayed or interrupted;

•
general economic and political conditions in the countries in which we operate, including devaluation or fluctuations in the value of currencies, gross domestic product, interest rates, market demand, labor costs and other factors beyond our control;

•	unexpected adverse changes in foreign laws or foreign regulatory requirements, including in laws or regulatory requirements pertaining to employee benefits, the environment and health and safety;

•	protectionist policies, which may restrict or impair the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets, such as adverse trade policies or trade barriers;

•	a lack of or inadequate infrastructure;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	expropriation of assets or forced relocations of operations;

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

•
challenges in maintaining an effective internal control environment with operations in multiple international locations, including language and cultural differences, varying levels of GAAP expertise in international locations and multiple financial information systems;

•	difficulties managing and administering an internationally dispersed business, as the management of our personnel across many countries can present legal, logistical and managerial challenges; and

•	labor disruptions, civil unrest, significant social, political or economic instability, wars or other armed conflict or acts of terrorism.
Should any of these risks occur, our ability to manufacture, source, sell or export our products or repatriate profits could be impaired. We could also experience a loss of sales and profitability from our international operations, and/or a substantial impairment or loss of assets, any of which could have a material adverse impact on our business, financial condition or results of operations.
Furthermore, some of our international operations are conducted in parts of the world that experience corruption to some degree. Although we have policies and procedures in place that are designed to promote legal and regulatory compliance (including with respect to the FCPA and the Bribery Act as further described below), our employees, distributors and wholesalers could take actions in contravention of our policies and procedures that violate applicable anti-corruption laws or regulations. Violations of these laws, or allegations of such violations, could have a material adverse affect on our reputation, or our business, financial condition, or results of operations.

The withdrawal of the United Kingdom from the E.U. may have a negative effect on global economic conditions, financial markets and our business.
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
These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future United Kingdom laws and regulations as the United Kingdom determines which E.U. laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, depress economic activity and restrict our access to capital. If the United Kingdom and the E.U. are unable to negotiate acceptable withdrawal terms or if other E.U. member states pursue withdrawal, barrier-free access between the United Kingdom and other E.U. member states, or among the European economic area overall, could be diminished or eliminated. Any of these factors could have a material adverse effect on our business, financial condition or results of operations.
We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and may significantly affect the comparability of our results between financial periods.
We have significant operations outside the United States, the financial results of which are maintained in the local currency and then translated in U.S. Dollars at applicable exchange rates for inclusion in our consolidated financial statements. The exchange rates between these currencies and the U.S. Dollar have fluctuated and will continue to do so in the future. Changes in exchange rates between these local currencies and the U.S. Dollar will affect the recorded levels of sales, profitability, assets or liabilities. In addition, translated U.S. Dollar amounts reflected in our financial statements may obscure underlying financial trends that would be apparent in financial statements prepared on a constant currency basis or affect the comparability of our results between financial periods. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including a limited number of foreign currency hedging activities, we cannot guarantee that such risk management strategies will be effective, and our financial condition, or results of operations could be adversely impacted.
In addition, the announcement of Brexit caused further volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. Dollar against foreign currencies. The strengthening of the U.S. Dollar may adversely affect our business, financial condition or results of operations, and expose us to gains and losses on non-U.S. currency transactions. Further, a potential devaluation of the local currencies of our customers relative to the U.S. Dollar could impair their purchasing power and cause them to decrease or cancel orders or default on payment. This volatility in foreign currencies is expected to continue as the United Kingdom negotiates and executes its exit from the E.U. but it is uncertain over what time period this will occur. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, or results of operations.
We have made investments in, and are expanding our business into, emerging markets and BioSolutions, which exposes us to certain additional risks.
We have been taking steps to increase our presence in emerging markets. However, there is no guarantee that our efforts to expand sales in emerging markets will succeed. In these markets, we may be subject to a variety of risks including economies that may be dependent on only a few products (and therefore subject to significant fluctuations), consumers with limited or fluctuating discretionary spending on which the end users of our products depend, weak legal systems which may affect our ability to enforce our intellectual property and contractual rights, exchange controls, unstable governments and privatization, changes in customs or tax regimes, or other government actions affecting the flow of goods and currency. Accordingly, changes in any of those areas may have significant negative impacts on our business, financial condition, or results of operations.
In addition, our investments in BioSolutions are risky and may not be profitable. While certain BioSolutions products have been in the market for years, BioSolutions as a whole is a new and evolving area without a history against which to measure growth and without an established presence in most markets. BioSolutions products work most effectively when used in combination with agrochemicals and have been used as standalone applications in areas of low pest pressure. The demand for BioSolutions products is increasingly driven by the desire to increase agricultural yield and quality, coupled with heightened public concern relating to residue on crops for human consumption and feed for animals, as well as public demand for new and innovative ways to address crop risks. As with any growing, evolving industry, there is a risk that adoption will not be as robust as we expect. In such circumstances, we may not achieve the anticipated level of returns on our investment in BioSolutions, which could materially adversely affect our reputation, financial condition, or results of operations.
Volatility and increases in the price of raw materials, energy and transportation could harm our profits.
We use a variety of specialty and commodity chemicals in our formulation processes, and such formulation operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials on a contract or as needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, suppliers’ allocations to other purchasers, interruptions in production by suppliers, new laws or regulations, changes in exchange rates and worldwide price levels (especially for raw materials derived from petrochemical based feedstocks). In some cases, we are limited in our ability to purchase certain raw materials from other suppliers by our supply agreements which contain certain minimum purchase requirements.
Similarly, commodities and energy prices are subject to significant volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, and other world events. As we source many of our raw materials globally to help ensure quality control, if the cost of energy, shipping or transportation increases and we are unable to pass along those costs to our customers, our profit margins would be adversely impacted. Furthermore, increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could have an adverse long-term impact on our results of operations.
Our reliance on a limited base of key customers, contract manufacturers, suppliers or independent distributors could adversely affect our overall sales and profitability.
In our Performance Solutions segment, we have key customers, the loss of which may impair our results of operations for the affected earnings periods. The principal products purchased by such customers are surface finishing chemicals and solid sheet printing elements. In addition, in our Agricultural Solutions segment, we rely on unaffiliated contract manufacturers, both domestically and internationally, to produce certain products or key components of products. There is limited available manufacturing capacity that meets our quality standards and regulatory requirements. If we are unable to arrange for sufficient production capacity among our contract manufacturers or if our contract manufacturers encounter production, quality, financial, or other difficulties (including labor or geopolitical disturbances), we may encounter difficulty in meeting customer demands as the manufacture of our products may not be easily transferable to other sites. In addition, many of our products are developed or distributed through strategic partnerships. Some of our existing formulated products and others currently under development include combinations of proprietary AIs or combinations of AIs with proprietary safeners or adjuvants. Some of these proprietary AIs, safeners, and adjuvants are owned by third-parties, and the development and commercialization of such products are carried out through contractual strategic arrangements with such third-parties. We may also be dependent on a limited number of key suppliers for AIs. In addition, we generally do not have long-term supply contracts with AI suppliers for our regional portfolio. If our sources of AI supplies are terminated or affected by adverse prices or other concerns, we may not be able to identify alternate sources of AI supplies to sustain our sales volumes on commercially reasonable terms, or at all.
We also rely on independent distributors within each segment to distribute our products and to assist us with the marketing and sale of certain of our products. There can be no assurance that our distributors will focus adequate resources on selling our products to end users, or will be successful in selling our products, which could materially adversely affect our business.
If we are unable to protect our intellectual property rights, our business, financial condition or results of operations could be adversely affected.
Our success depends to a significant degree upon our ability to protect and preserve our intellectual property rights and the rights to our proprietary processes, methods, compounds and other technology. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies and our competitors offering similar products, potentially resulting in the loss of one or more competitive advances and decreased sales. In addition, the laws of other countries may not protect our intellectual property rights to the same extent as the laws of the United States. In addition, a vigorous prosecution of an infringement claim is not always cost effective or practical.
In some cases, we rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third-parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for or adequate remedies to protect our trade secrets or proprietary manufacturing expertise in the event of unauthorized use or disclosure of information.
Despite efforts to protect our proprietary rights, existing trade secret, copyright, patent and trademark laws afford us only limited protection. Others may attempt to copy or re-engineer aspects of our products or obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our products or trade secrets, or deter others from developing similar products. Further, monitoring the unauthorized use of our products and other proprietary rights is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could also result in substantial costs and diversion of resources and could significantly harm our results of operations and reputation.
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
If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business operations could be adversely affected.
We depend on information systems throughout the Company to control our manufacturing processes, process orders, manage inventory, process and bill shipments to and collect cash from our customers, respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. As a part of our ongoing effort to consolidate our businesses, we are implementing new enterprise resource planning software and other software applications to manage certain business operations. As we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality and other problems could arise that we have not foreseen. Such problems could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
Our business operations could also be disrupted if our information technology systems fail to perform adequately. The efficient operation of our business depends on our information technology systems, some of which are managed by third-party service providers. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business, financial condition and results of operations to suffer.
Data privacy and data security considerations could impact our business operations.
The interpretation and application of data protection laws in the U.S., Europe and elsewhere are uncertain and evolving. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Complying with these various laws is difficult and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Despite our efforts to protect sensitive information and confidential and personal data and to comply with and implement data security measures, our facilities and systems may be vulnerable to security breaches and other data loss, including cyber-attacks. In addition, it is not possible to predict the impact on our business of the future loss, alteration or misappropriation of information in our possession related to us, our employees, former employees, customers or suppliers. Depending on their nature and scope, these threats could potentially lead to improper use of our systems and networks, manipulation and destruction of proprietary or key data or product non-compliance. Breaches of our security measures or the accidental loss, inadvertent disclosure, or unapproved dissemination of proprietary information or sensitive or confidential information about the Company, our employees, former employees, customers or suppliers could result in legal claims or proceedings, damage to or inaccessibility of critical systems, manufacture of defective products, production downtimes, operational disruptions and other significant costs, which could adversely affect our reputation, financial condition and results of operations.
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
Our products are sold in industries that are sensitive to changes in general economic conditions, including agricultural, animal health, electronics, graphic arts, plating, and offshore oil and gas production and drilling industries. Accordingly, our net sales, gross profit and financial condition depend significantly on general economic conditions and the demand for our products and services in the markets in which we compete. In particular, weak economic conditions in parts of China and South America may have an adverse effect on our results. A delay or a reduction in customer spending due to an economic downturn would reduce demand for our products and services and, consequently, could have a material adverse effect on our business, financial condition, or results of operations.

Industry and consumer trends may cause significant fluctuations in our results of operations and have a material adverse effect on our financial condition.
We believe that the specialty chemical industry in general, and the printing industry in particular, are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product lifecycles, raw material price fluctuations and changes in product supply and demand. The specialty chemical industry is currently being affected by globalization and a shift in customers’ businesses while the printing industry is currently shrinking. The trends and characteristics in these industries may cause significant fluctuations in our results of operations and have a material adverse effect on our financial condition.
Our specialty chemicals are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our specialty chemicals unnecessary, which would reduce the demand for those chemicals. We have had, and may continue to have, customers that find alternative materials or processes and therefore no longer require our products, which had and may continue to have a material adverse effect on our business, financial condition or results of operations. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of ingredients as concerns continue to mount about food safety and genetically modified organisms or other product ingredients issues.
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
In addition, our operating results are influenced in part by our ability to introduce new products and services that offer distinct value to our customers. We seek to provide tailored products for our customers’ often unique problems, which require an ongoing level of innovation. Even where we devote significant human and financial resources to develop new technologically advanced products and services, we may not be successful in these efforts. If we are not able to continue technological innovation and successful commercial introduction of new products, our customers may turn to other producers to meet their requirements, which may impact our business, financial condition, or results of operations.
Chemical manufacturing is inherently hazardous and may result in accidents, which may disrupt our operations or expose us to significant losses or liabilities.
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations.
Our research and development, manufacturing, formulating and packaging activities involve the use of hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate hazardous materials in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, and pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. We are dependent on the continued operation of our production facilities (including third-party manufacturing on a tolling basis), and the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition, or results of operations.
Our operations currently use, and have historically used, hazardous materials and generate, and have historically generated, quantities of hazardous waste. For example, we are subject to regulatory oversight and investigation, remediation, and monitoring obligations at its current and former Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), as well as analogous foreign laws. In particular, we are subject to ongoing obligations at active sites in the United States and are conducting closure activities pursuant to the RCRA at several sites in the United States. The costs and liabilities associated with these issues may be substantial and may materially impact the financial health of our company.
We may incur material costs relating to environmental and health and safety requirements or liabilities, which could have a negative impact on our financial condition or results of operations.
We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning the environment and the generation, use, handling, storage, transportation, treatment and disposal of hazardous waste and other materials. Our operations bear the risk of violations of those laws and sanctions for violations such as clean-up and removal costs, long-term monitoring and maintenance costs, costs of waste disposal, fines for natural resource damage, and payments for property damage and personal injury. Additionally, those requirements, and enforcement of those requirements, may become more stringent in the future. The ultimate cost of compliance with any such requirements could be material. We have incurred, are incurring and will in the future incur, costs and capital expenditures in complying with environmental, health and safety laws and regulations. Although it is our policy to comply with such laws and regulations, it is possible that we have not been or may not be at all times in material compliance with all of those requirements.
At any given time, we may be involved in claims, litigation, administrative proceedings, settlements and investigations of various types in a number of jurisdictions involving potential environmental liabilities. In particular, we are currently involved in various investigations due to historic operations. Liability under some environmental laws relating to contaminated sites can be joint and several and imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination. Some of our formulating and manufacturing facilities have an extended history of chemical formulating and manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations. Ultimate environmental costs are difficult to predict and may vary from current estimates and liabilities. The discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in significant additional costs.
Our offshore oil industry products are subject to the hazards inherent in the offshore oil production and drilling industry, and we may incur substantial liabilities or losses as a result of these hazards.
We produce water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deep water production and drilling applications. Offshore deep water oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions. Those hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment, pollution or environmental damage and suspension of operations. A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, and we cannot assure you that our insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of a significant offshore deep water oil production or drilling event that results in liability to us that is not fully insured could have a material and adverse effect on our financial condition, or results of operations.

Certain of our products may be subject to various export control regulations and exports may require a license from the U.S. Department of State or the U.S. Department of Commerce.
Companies must comply with various laws and regulations relating to the export of products, services, and technology. In the United States, these laws include, among others, the U.S. Export Administration Regulations (EAR) administered by the U.S. Department of Commerce’s Bureau of Industry and Security and the International Traffic in Arms Regulations (ITAR), administered by the U.S. Department of State’s Directorate of Defense Trade Controls. Some of our products or technology may have military or strategic applications governed by the ITAR or represent so-called “dual use” items governed by the EAR. As a result, these products may require government licenses to be exported to certain jurisdictions or persons. Any failure to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, which could result in a material adverse effect on our business, financial condition, or results of operations.
Fluctuations in our tax obligations and effective tax rate may have a negative effect on our results of operations.
Our chemical products are formulated, distributed or sold in more than 110 countries and jurisdictions. As such we are subject to tax laws and regulations of various federal, state and local governments in the United States, as well as to tax laws and regulations outside of the United States. We record tax expense based on our estimates of future payments, which include reserves for uncertain tax provisions in multiple tax jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes, income taxes payable, and net deferred tax position. There are many transactions where the ultimate tax determination is uncertain. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Further, our effective tax rate in a given financial period may be materially impacted by changes in mix and level of earnings and by changes to existing accounting rules and regulations. Tax legislation enacted in the future, in the United States or in foreign countries and jurisdictions, could also negatively impact our current or future tax structure and effective tax rates. For example, the Anti-Tax Avoidance Directive, which was adopted by the European Commission in July 2016 and which is required to be implemented by all E.U. member states by January 1, 2019, may have possible implications for, and affect the tax treatment of, the Company.
In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service and foreign tax authorities in those countries and jurisdiction in which we operate, and we may be subject to assessments or audits in the future. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from that which is reflected in our historical financial statements. An audit or litigation can result in significant additional income taxes payable in the jurisdictions in which we operate which could have an adverse impact on our financial condition and results of operations. Certain of our subsidiaries have historically received tax assessments for significant amounts from the tax authorities of the countries in which they operate, especially in Brazil. We are currently contesting tax assessments in several administrative and legal proceedings, and our challenges are at various stages. If determined adversely, these proceedings may have an adverse impact on our business, financial condition, or results of operations. In addition, in some jurisdictions, challenges to tax assessments require the posting of a bond or security for the contested amount, which may reduce our flexibility in operating our agrochemicals business.
Failure to comply with the FCPA and other similar anti-corruption laws could subject us to penalties and damage our reputation.
The global nature of our business, the significance of our international revenue and our focus on emerging markets create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The FCPA, the Bribery Act, and other anti-corruption laws generally prohibit companies, directors, officers, employees, and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or retaining business or securing an improper advantage. Under many of these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Certain anti-corruption laws, including the Bribery Act, also prohibit commercial bribery and the receipt of bribes, while others, such as the FCPA, require companies to maintain accurate books and records and adequate internal controls. Certain of the jurisdictions in which we conduct business are perceived to have a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. We also count governments among our customers, which increases our risks under the FCPA, the Bribery Act and other laws. Our businesses prohibit bribery and unethical conduct, but these policies may not prevent our employees or agents from violating these laws. Failure by us or our intermediaries to comply with applicable anti-corruption laws, governmental authorities in the United States or elsewhere, as applicable, may result in civil and/or criminal penalties against us, our officers or our employees, prohibition on the conduct of our business, which could all damage our reputation and have a material adverse effect on our business, financial condition and results of operations.
As previously disclosed in our 2015 Annual report, in connection with the implementation of our internal controls, policies and procedures at Arysta, following our acquisition of that business in 2015, we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate. We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA. We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and fully cooperate with their review of the matter. The SEC has advised that they have closed out the matter, and the U.S. Department of Justice has advised that they have no further requests at this time.  Our internal investigation is largely complete. There can be no assurance as to how the resulting consequences of this matter, if any, may impact our business, financial condition, or results of operations.
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
Numerous laws regulating the production and marketing of chemical substances govern us. Dozens of substances manufactured, imported, and used by us are regulated under the European Union REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals) regulation and similar laws in other jurisdictions. We will need to submit a registration for many of these substances between now and June 1, 2018, and the costs associated with these registrations could be substantial. Moreover, if a registration application was, or in the future is, not submitted by any applicable deadline, our ability to sell those products may be negatively impacted until the registration process has been completed. In addition, we manufacture, process and/or use substances regulated under the REACH regulation’s Substances of Very High Concern (SVHC) program. Impacts of regulation under this program could include requirements to discontinue certain product lines and to reformulate others, which could materially alter our marketplace position or otherwise have a material financial effect on our revenues. We also have several product lines that currently rely on lead-based solder and many others that historically did so. Legal claims have been brought alleging harmful exposures or contamination as a result of lead-based solder, and it is possible that we may face additional claims in the future. Some of the laws and regulations applicable to us have changed in recent years to impose new obligations that could also force us to reformulate or discontinue certain of our products. As one example, E.U. laws are now requiring a regulatory assessment of plant protection products which contain an active ingredient listed as a “candidate for substitution”; based on this assessment, the European Commission or an individual member state may decide not to authorize the product for continued sale. To comply with these laws, we may need to alter our product lines, which could lead to a material adverse effect on our results of operations.
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
As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals, known as "conflict minerals," which are mined from the Democratic Republic of Congo and adjoining countries. The E.U. and other foreign jurisdictions may in the future also enact rules regarding conflict minerals, which could potentially cover additional minerals and locations where minerals originate. We are currently in the process of evaluating the use of conflict minerals in the products formulated by the legacy Alent, the OMG Businesses and OMG Malaysia, and could incur significant costs related to implementing a process that will meet the mandates of the Dodd-Frank Act. Our material sourcing is broad-based and multi-tiered, and due to the complexity of our supply chain we may not be able to easily verify the origins of conflict minerals used in the products we sell. Any non-compliance with the applicable standards or regulations may result in reputational challenges and affect our business, financial condition, or results of operations.
We may be unable to ensure compliance with international trade restrictions and economic sanctions laws and regulations, which could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or make sales in countries all over the world, including countries that are or may become the target of the United States and other countries’ trade restrictions, including economic sanctions, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to U.S. Economic Sanctions Laws. Given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws, there can be no assurance that we have been in the past or will at all times in the future be in full compliance. If we fail to comply with Economic Sanctions Laws, investigations and/or actions could be taken against us that could materially and adversely affect our reputation or have a material and adverse effect on our business, financial condition, or results of operations.
Risks Relating to Ownership of our Common Stock
We have numerous equity instruments outstanding that could require us to issue additional shares of common stock. The future issuance of additional shares could result in significant dilution of ownership interests and have an adverse effect on our stock price.
We have a number of equity instruments outstanding that could require us to issue additional shares of our common stock. Depending on the equity instrument, these additional shares may either be issued for no additional consideration or based on a fixed amount of additional consideration. Specifically, as of December 31, 2016, we had outstanding the following:

•	2,000,000 shares of Series A Preferred Stock which are convertible into shares of our common stock, on a one-for-one basis, at any time at the option of the holder;

•
7,736,178 exchange rights which require us to issue shares of our common stock in exchange for shares of common stock of our subsidiary, PDH, on a one-for-one basis, at any time at the option of the holder;

•
approximately 565,198 options which are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder, of which 390,198 shares were issued under the 2013 Plan; and

•	approximately 2,437,805 RSUs which were granted to employees under our 2013 Plan. Each RSU represents a contingent right to receive one (1) share of our common stock.
We have approximately 12,298,563 shares of our common stock currently available under the 2013 Plan, net of the outstanding RSUs and options noted above (subject to increase in accordance with the terms of such plan), and 373,434 shares issued under the 2013 Plan, and an additional 4,987,255 shares of our common stock currently available under the ESPP.
In addition, the holders of our Series A Preferred Stock are entitled to receive an annual dividend on their Series A Preferred Stock in the form of shares of our common stock. For 2016, no stock dividend was declared with respect to the Series A Preferred Stock. Since December 31, 2014, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) previously used in calculating the Series A Preferred Stock dividends, which currently is $22.85. The issuance of common stock as stock dividends in the future could have a dilutive impact on, and reduce the value of, our outstanding common stock.
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

There can be no assurance that we will declare dividends or have the available cash to make dividend payments.
To the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as our Board determines appropriate and in accordance with applicable law. In addition, we are subject to certain restrictions in our financing arrangements which may prohibit or limit our ability to pay dividends. There is therefore no assurance that we will be able to pay dividends going forward or as to the amount of such dividends, if any.
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
Volatility of our stock price could adversely affect our stockholders.
The market price of our common stock could fluctuate significantly as a result of:

•	quarterly variations in our operating results;

•	changes in the market’s expectations about our operating results;

•	our operating results failing to meet the expectation of management, securities analysts or investors in a particular period;

•	the failure to remediate identified material weaknesses;

•	changes in financial estimates and recommendations by securities analysts concerning our Company or our industry in general;

•	operating and securities price performance of companies that investors deem comparable to us;

•	news reports and publication of research reports relating to our business or trends in our markets;

•	changes in laws and regulations affecting our businesses;

•	announcements or strategic developments, acquisitions and other material events by us or our competitors;

•	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur;

•	adverse market reaction to any additional debt we incur in the future;

•	the failure to identify and complete acquisitions in the future or unexpected difficulties or developments related to the integration of recently completed, pending or future acquisitions;

•	actions by institutional stockholders;

•	general economic and political conditions such as recessions and acts of war or terrorism; and

•	the risk factors set forth in this 2016 Annual Report and other matters discussed herein.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate offices are located in a leased facility in West Palm Beach, Florida.  At December 31, 2016, our global footprint totaled approximately 9.7 million square feet, of which approximately 5.6 million was owned and 4.1 million was leased. Out of our total global footprint, approximately 1.2 million square feet is located in the United States, and the remaining 8.5 million square feet represents our international locations, primarily in Asia and Europe. Our physical presence includes 59 manufacturing sites, 12 sites that include manufacturing and research facilities, and 16 stand-alone research centers. Among our two business segments, Performance Solutions utilizes approximately 61% of the global footprint and Agricultural Solutions utilizes approximately 39%.
We believe that all of our facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes.  See Note 4, Property, Plant and Equipment, to the Consolidated Financial Statements included in this 2016 Annual Report for amounts invested in land, buildings and machinery equipment, and Note 15, Operating Lease Commitments, to the Consolidated Financial Statements included in this 2016 Annual Report, for information about the Company’s operating lease commitments.
Item 3. Legal Proceedings
In the ordinary course of our business, we are involved in various legal disputes, investigations and claims and other legal proceedings, including, but not limited to, product liability claims, contractual disputes, premises claims, and employment, environmental, and health and safety matters. Where appropriate, we may establish liabilities for such proceedings. We also maintain insurance to mitigate certain of such risks. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we believe that the resolution of these claims, net of established liabilities, will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in fines and penalties that could adversely affect our business, financial position or results of operations.
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a “potential responsible party” (PRP) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2016 Annual Report.

From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. For a discussion of certain tax matters relating to Arysta in Brazil, see Note 16, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2016 Annual Report.
In March 2016, a class action lawsuit entitled Dillard v. Platform Specialty Products Corporation, et al. was filed against Platform and certain of its former and current executive officers in the U.S. District Court for the Southern District of Florida alleging material false and misleading statements relating to our business, operational and compliance policies in light of certain past business practices of Arysta's West Africa business, as disclosed herein and in the 2015 Annual Report. In June 2016, the Court appointed joint lead plaintiffs, and in July 2016, the lead plaintiffs filed an amended complaint with an expanded class period but stating substantially similar claims to those contained in the original complaint.  In September 2016, Platform filed a motion to dismiss this complaint. On December 7, 2016, the Court granted the motion to dismiss. On December 14, 2016, the parties submitted a joint stipulation of dismissal, and on December 16, 2016, the Court issued an order closing the case.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the NYSE under the symbol “PAH.” As of February 24, 2017, there were approximately 368 registered holders of record of our common stock, par value $0.01 per share. On February 24, 2017, the closing price of our common stock was $13.05.
The following table sets forth the closing high and low sales prices of our common stock as reported on the NYSE for the periods indicated:

	2016		2015
Period	High	Low	High	Low
First Quarter	$12.22	$5.55	$27.05	$20.71
Second Quarter	10.77	7.99	28.35	24.90
Third Quarter	9.73	8.06	26.00	12.06
Fourth Quarter	10.40	7.17	14.84	10.12
Dividends
We have never declared or paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We anticipate that we will retain all of our future earnings, if any, for use in the development and expansion of our business and for general corporate purposes, including for the repayment of debt. Our Amended and Restated Credit Agreement and the indentures governing our Senior Notes also contain restrictions which may prohibit or limit our ability to pay dividends. As a holding company, our ability to pay dividends is highly dependent on receipts of funds from our subsidiaries.  See Part I, Item 1A.—Risk Factors— "We operate as a holding company and our principal source of operating cash is income received from our subsidiaries."
The holders of our Series A Preferred Stock are entitled to receive an annual dividend on their Series A Preferred Stock in the form of shares of our common stock.  For 2016 and 2015, no stock dividend was declared with respect to the Series A Preferred Stock. Since December 31, 2014, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price (calculated based upon the average of the last ten trading days of the year’s volume weighted average share prices) previously used in calculating the Series A Preferred Stock dividends. In 2014, the dividend price, which was the only dividend price used to date, was $22.85.
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
This graph compares cumulative total stockholder return on our common stock from January 23, 2014 (first day of trading on the NYSE) through December 31, 2016 with the cumulative total return of (i) the Standard and Poor's 500 Index, and (ii) the S&P 500 Specialty Chemicals Index, assuming a $100 investment made on January 23, 2014 (our first day of trading on the NYSE). The stock performance shown on this graph is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

Equity Compensation Plan Information
Information regarding our equity compensation plans, including both stockholder approved plans and plans not approved by stockholders, is incorporated by reference in Item 12 of Part III of this 2016 Annual Report.
Recent Sales of Unregistered Securities
None.
Recent Purchases of our Registered Equity Securities by the Issuer and Affiliated Purchases
None.

Item 6. Selected Financial Data
Platform’s Selected Consolidated Financial Information
The following table presents selected consolidated historical financial data for us and our Predecessor as of the dates and for each of the periods indicated.  The selected consolidated historical data as of and for the years ended December 31, 2016, 2015, and 2014, and the Successor 2013 Period have been derived from our audited consolidated financial statements. The selected consolidated historical data as of and for the Predecessor 2013 and 2012 Periods have been derived from audited consolidated financial statements of our Predecessor. The selected consolidated historical financial data presented below contain all normal recurring adjustments that, in the opinion of management, are necessary to present fairly our financial position and results of operations as of and for the periods presented.  The selected historical consolidated financial data included below and elsewhere in this 2016 Annual Report are not necessarily indicative of future results and should be read in conjunction with the section entitled “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2016 Annual Report, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this 2016 Annual Report.

(amounts in millions, except per share data)	Year Ended December 31, 2016 (1)	Year Ended December 31, 2015 (2)	Year Ended December 31, 2014 (3)	Period from Inception (April 23, 2013) through December 31, 2013 (4)	Period from January 1, 2013 through October 31, 2013 (5)	Year Ended December 31, 2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statement of Operations Data
Net sales	$3,585.9	$2,542.3	$843.2	$118.2	$627.7	$731.2
Gross profit	1,507.7	991.9	396.6	35.7	322.8	355.1
Operating profit (loss)	253.4	71.6	9.5	(195.6)	91.7	115.1
(Loss) income before income taxes, non-controlling interests and dividends on preferred shares	(48.1)	(229.3)	(30.9)	(201.4)	26.5	71.0
Income tax (expense) benefit	(28.6)	(75.1)	6.7	5.8	(13.0)	(24.7)
Net (loss) income	(76.7)	(304.4)	(24.2)	(195.6)	13.5	46.3
Basic loss per share	(0.17)	(1.52)	(1.94)	(2.10)	n/a	n/a
Diluted loss per share	(0.65)	(1.52)	(1.94)	(2.10)	n/a	n/a

	December 31, 2016 (1)	December 31, 2015 (2)	December 31, 2014 (3)	December 31, 2013 (4)	October 31, 2013 (5)	December 31, 2012
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balance Sheet Data
Cash and cash equivalents	$422.6	$432.2	$397.3	$123.0	$87.1	$143.4
Working capital (6)	988.5	1,175.2	1,355.8	263.8	170.1	246.4
Total assets	10,054.1	10,190.2	4,547.3	2,258.5	1,172.0	1,225.9
Total debt	5,239.0	5,228.3	1,405.6	750.6	1,107.4	712.6
Total equity (deficit)	2,889.8	2,273.3	2,552.6	1,115.1	(200.0)	272.4
Comparability of the financial data within the table above is affected by the following acquisitions: OMG Malaysia in January 2016, Alent in December 2015, OMG Businesses in October 2015, Arysta in February 2015, CAS in November 2014, Agriphar in October 2014, and MacDermid in October 2013. See Note 2, Acquisitions of Businesses, to the Consolidated Financial Statements included in this 2016 Annual Report for additional information.
(1)  In addition to the impact of the 2016 and 2015 acquisitions and related valuation of intangible assets, the results presented include the following significant items affecting comparability for the year ended December 31, 2016:

•	Goodwill impairment charge of $46.6 million related to Performance Solutions' Offshore Solutions reporting unit;

•	Amortization of purchase price adjustment of $11.7 million charged to cost of sales for the manufacturer’s profit in inventory;

•	Acquisition and integration related costs of $33.4 million, primarily comprised of professional fees;

•	Restructuring costs of $31.1 million, primarily related to severance;

•
Net interest expense of $376 million, primarily related to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the acquisitions;

•	Gains relating to the amendment of the Series B Convertible Preferred Stock and the related execution of a settlement agreement totaling $32.9 million and $103 million, respectively;

•	Foreign exchange loss on foreign denominated external and internal debt of $33.9 million;

•	Debt refinancing charges of $19.7 million; and

•
Income tax expense included a $34.3 million benefit related to the settlement of Series B Convertible Preferred Stock, a $24.5 million benefit related to the impact of transaction costs, and a $24.1 million benefit related to a net change in tax reserves, partially offset by $68.4 million of expense related to a change in valuation allowances and $26.8 million of expense related to an increase in the provision for tax on undistributed foreign earnings.

(2)  In addition to the impact of the 2015 and 2014 acquisitions and related valuation of intangible assets, the results presented include the following significant items affecting comparability for the year ended December 31, 2015:

•	Amortization of purchase price adjustment of $76.5 million charged to cost of sales for the manufacturer’s profit in inventory;

•	Acquisition and integration related costs of $122 million, primarily comprised of professional fees;

•	Restructuring costs of $25.3 million, primarily related to severance, professional and consulting fees;

•
Net interest expense of $214 million, primarily related to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund the acquisitions;

•	Fair value loss on foreign exchange forward contract related to the Alent Acquisition of $73.7 million charged to other expenses;

•	Foreign exchange loss on foreign denominated external and internal debt of $46.4 million; and

•
Income tax expense included $72.6 million of expense related to a change in valuation allowances, $40.5 million of expense related to non-deductible transaction costs, and $27.5 million of expense related to a net change in tax reserves.

(3)  In addition to the impact of the 2014 and 2013 acquisitions and related valuation of intangible assets, the results presented include the following significant items affecting comparability for the year ended December 31, 2014:

•	Amortization of purchase price adjustment of $35.5 million charged to cost of sales for the manufacturer’s profit in inventory;

•	Acquisition and integration related costs of $47.8 million, primarily comprised of professional fees;

•
Net interest expense of $37.9 million' primarily related to interest charges resulting from incremental debt facilities, including term loans, bonds and revolving credit borrowings, used to fund acquisitions; and

•	Non-cash mark-to-market charge related to the contingent consideration in connection with the MacDermid acquisition of $29.1 million.
(4)  The results presented include the following significant items affecting comparability in the Successor 2013 Period:

•	Non-cash charge related to the preferred share dividend rights of the Founders Entities of $172 million;

•	Amortization of purchase price adjustment of $23.9 million charged to cost of sales for the manufacturer’s profit in inventory; and

•	Transaction related costs, primarily comprised of professional fees, of $15.2 million.
(5)  The results presented include the following significant items affecting comparability in the Predecessor 2013 Period:

•
Transaction related costs primarily for professional fees and fees paid to Predecessor stockholders resulting from management fees payable in conjunction with consummation of the MacDermid Acquisition of $16.9 million; and

•	Deemed compensation expense related to pre-acquisition share awards of approximately $9.3 million.
(6)  Working capital is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of our financial condition and results of operations during the periods ended December 31, 2016, 2015 and 2014.  This discussion should be read in conjunction with “Financial Statements and Supplementary Data,” included in Part II, Item 8 of this 2016 Annual Report, “Selected Financial Data” included in Part II, Item 6 of this 2016 Annual Report, and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2016 Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. We generally identify forward-looking statements by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," “predict,” “believe,” “seek,” “continue,” “outlook,” “may,” “might,” “should,” “can have,” “likely,” or the negative version of these words or comparable words. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A.—Risk Factors and elsewhere in this 2016 Annual Report. We urge you not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Historical results are not necessarily indicative of the results expected for any future period.
Overview
We are a global and diversified producer of high technology specialty chemical products.  Our chemistry combines a number of ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We are present in a wide variety of attractive niche markets across multiple industries, including automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling, and we believe that the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets while also expanding margins by continuing to offer high customer value propositions.
As our name implies, Platform is also an acquisition vehicle with a strategy of acquiring and maintaining leading positions in niche segments of high-growth markets. As such, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development and offering highly technical sales and customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent. As of December 31, 2016, we have completed the following acquisitions: the MacDermid Acquisition on October 31, 2013, the Agriphar Acquisition on October 1, 2014, the CAS Acquisition on November 3, 2014, the Arysta Acquisition on February 13, 2015, the OMG Acquisition on October 28, 2015, the Alent Acquisition on December 1, 2015, and the OMG Malaysia Acquisition on January 31, 2016.
Summary of Significant 2016 Activities

•
In December 2016, in accordance with the settlement agreement and release described below, as amended, we elected to exercise the alternative settlement mechanism and settled all of our obligations with respect to our Series B Convertible Preferred Stock and the related make whole payment obligation, as described in the settlement agreement, in exchange for a cash payment of $460 million and the issuance of 5,500,000 shares of our common stock upon conversion of the corresponding shares of Series B Convertible Preferred Stock in accordance with the terms of the certificate of designation of the Series B Convertible Preferred Stock. The remaining shares of Series B Convertible Preferred Stock were subsequently canceled and retired. As of December 31, 2016, none of the shares of Series B Convertible Preferred Stock remain outstanding.

•
In December 2016, we completed the repricing of $1.35 billion of existing terms loans by entering into Amendment No. 6 to the Amended and Restated Credit Agreement. This amendment provided for the prepayment in full of previously existing USD and EUR term loan tranches, which were not subject to the October 2016 repricing and extension (see below), with the aggregate proceeds of a new $610 million USD term loan tranche and a new EUR term loan tranche in the aggregate principal amount of €700 million. This repricing resulted in a 100 basis point reduction in the interest rate for the new USD term loan tranche and a 125 basis point reduction in the interest rate for the new EUR term loan tranche, and is expected to reduce annual interest payments by approximately $15.0 million. This transaction also shifted $425 million from USD term loans to EUR term loans further complementing Platform’s business profile and optimizing its foreign currency exposure.

•
In October 2016, we completed the repricing and extension of approximately $1.95 billion of existing term loans by entering into Amendment No. 5 to the Amended and Restated Credit Agreement, which, among other things, provided for the prepayment in full of certain previously existing USD term loan tranches with the aggregate proceeds of the new term loan tranche in an aggregate principal amount of $1.48 billion (less original issue discount of 0.5%) and EUR term loan tranche in an aggregate principal amount of €433 million (less original issue discount of 0.25%). The amendment effectively reduced interest rates by 50 basis points for the new U.S. Dollar denominated term loans and by 75 basis points for the new Euro denominated term loans, and is expected to reduce annual interest payments by approximately $11.0 million. Amendment No. 5 also extended maturity from June 7, 2020 to June 7, 2023; provided that if, on or prior to November 2, 2021, we have not prepaid, redeemed or otherwise retired and/or refinanced in full the 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, the maturity date of the new term loans will be November 2, 2021.

•
In September 2016, we entered into a settlement agreement with the Arysta Seller whereby we agreed that from October 20, 2016 until the close of business on December 15, 2016, we may settle (i) all of our obligations with respect to our shares of Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of our common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, our obligation to pay a “make whole payment” to the Arysta Seller pursuant to a share purchase agreement among us, the Arysta Seller and certain other parties thereto, dated as of October 20, 2014, as amended.

•
In September 2016, we completed the September 2016 Equity Offering of 48,787,878 shares of our common stock at a public offering price of $8.25 per share. This number of shares includes 6,363,636 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The September 2016 Equity Offering resulted in gross proceeds to Platform of approximately $402.5 million, before underwriting discounts and commissions and offering expenses of $11.9 million.

•
In July 2016, we filed with the SEC a shelf registration statement on Form S-3 under which we may issue up to $1.00 billion of securities, including common stock, preferred stock and debt securities. The shelf registration statement was declared effective by the SEC on July 26, 2016.

•
In January 2016, we completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. This acquisition is expected to further enhance our Performance Solutions business segment in which it is included.

As previously disclosed in our 2015 Annual Report, in connection with the implementation of our internal controls, policies and procedures at Arysta, following our acquisition of that business in February 2015, we discovered certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa which may be illegal or otherwise inappropriate. We have engaged outside counsel and an outside accounting firm to conduct an internal investigation to review the legality of these and other payments made in Arysta’s West Africa tender business, including Arysta’s compliance with the FCPA. We contacted the SEC and the U.S. Department of Justice to voluntarily inform them of this matter and fully cooperate with their review of the matter. The SEC has advised that they have closed out the matter, and the U.S. Department of Justice has advised that they have no further requests at this time. Our internal investigation is largely complete. Management does not believe that the amount of the payments in question, or any revenue or operating income related to those payments, are material to our business, results of operations, financial condition or liquidity.
Acquisitions
Consistent with our acquisition strategy, to the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or expansion into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies. Furthermore, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, niche leading positions and products that generate recurring revenue. We believe the diversity of the niche-end markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles and mitigate the impact of a downturn in any single market. We will only pursue a candidate when it is deemed to be fiscally prudent and that meets our acquisition criteria. We anticipate that any future acquisitions would be financed through a combination of cash on hand, operating cash flow, availability under our Amended and Restated Credit Agreement and/or new debt or equity offerings.

2016 Activity
OMG Malaysia Acquisition -- On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. OMG Malaysia is included in our Performance Solutions business segment.
We financed the OMG Malaysia Acquisition with the proceeds from our June 2015 Equity Offering.
2015 Activity
Alent Acquisition -- On December 1, 2015, we completed the Alent Acquisition by acquiring all the issued shares of Alent for approximately $1.74 billion in cash and 18,419,738 shares of our common stock issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. Alent is a global supplier of specialty chemicals and engineered materials used primarily in electronics, automotive and industrial applications, and a supplier of high performance consumable products and services. Alent's business is included in our Performance Solutions business segment.
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
We financed the OMG Acquisition with the proceeds from our June 2015 Equity Offering.
Arysta Acquisition -- On February 13, 2015, we completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and certain post-closing working capital and other adjustments, and the issuance of $600 million of Series B Convertible Preferred Stock. On December 13, 2016, we settled all of our Series B Convertible Preferred Stock obligations under a certain settlement agreement entered into with the Arysta Seller in September 2016. See Note 12, Stockholders' Equity, to our Consolidated Financial Statements included in this 2016 Annual Report under the heading "Series B Convertible Preferred Stock." The legacy Arysta business is included in our Agricultural Solutions business segment. Arysta has a solutions-oriented business model which focuses on product innovation to address grower needs, complementing the legacy Agriphar's and CAS businesses. We acquired Arysta to expand our presence in the agrochemical business and our offering of products and solutions utilizing globally managed patented and proprietary off-patent agrochemical AIs and BioSolutions, as well as off-patent agrochemical products.
We financed the Arysta Acquisition with (i) available cash on hand, (ii) the proceeds from our February 2015 Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Notes due 2023, and (iii) additional borrowings of $500 million (less original issue discount of 1%) through the establishment of the Arysta U.S. Dollar Tranche B-2 Term Loan, €83.0 million(less original discount of 2%) through the establishment of the Arysta EURO Tranche C-1 Term Loan, and $160 million under our increased U.S. Dollar Revolving Credit Facility.
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
Our Business
Platform, incorporated in Delaware in January 2014, is a global diversified producer of high-technology specialty chemical products. Our chemistry combines a number of ingredients to produce proprietary formulations. We are present in a wide variety of attractive niche markets across multiple industries, including automotive, agricultural, animal health, electronics, graphic arts, and offshore oil and gas production and drilling. We believe that the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets while also expanding margins by continuing to offer high customer value propositions.
We generate revenue through the formulation and sale of our dynamic chemistries and by providing highly technical service to our customers through our extensive global network of specially trained service personnel.  Our personnel work closely with our customers to ensure that the intricate chemical composition and function of our products are maintained as intended while ensuring that these products are applied safely and effectively by users globally.  For example, a customer in our Performance Solutions segment will engage us to provide a multi-step technological process solution for circuit boards that they are producing for end use in the automotive supply chain. Another example from our Agricultural Solutions segment is our “Aplique Bem” stewardship program which focuses on teaching growers to apply agrochemicals safely and efficiently. This program started in Brazil in partnership with the Institute of Agriculture, Campinas (IC) and rapidly expanded into Latin America, Africa and Asia. This high quality customer service and stewardship program is also supported by our local technical teams and our local infrastructure, such as our field research stations, enabling the development of unique solutions to unmet grower needs. Our specialty chemicals and processes, together with our field technical and sales staff, are seen as integral to our customer’s product performance.
Utilizing our strong industry insight, process know-how and creative research and development, we also partner with our customers to provide innovative and differentiated solutions that are integral to the functionality of their finished products. We leverage these close customer relationships to execute our growth strategy and identify opportunities for new products. These new products are developed and created by drawing upon our significant intellectual property portfolio and technical expertise.  We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service.
We manage our business in two reportable segments: Performance Solutions and Agricultural Solutions.
Performance Solutions – Our Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in electronics, automotive production, offshore oil and gas production and drilling, and commercial packaging and printing. Our products include surface and coating materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of these products, we provide extensive technical service and support when necessary to ensure superior performance of their application. While our dynamic chemistries typically represent only a small portion of our customers’ costs, we believe that they are critical to our customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for our customers to change suppliers and allow us to retain customers and maintain our market positions. The regional sales mix in this segment has shifted over the past several years from more industrialized nations towards emerging markets, such as Asia and South America. We employ approximately 4,350 personnel which operate mainly in the Americas, Asia/Pacific region and Europe. In addition, we have 13 manufacturing facilities in Asia and remain focused on further increasing our presence in the region.
Agricultural Solutions – Our Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. We offer to growers diverse crop protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. We also offer a wide variety of proven BioSolutions, including biostimulants, innovative nutrition and biocontrol products.  We emphasize farmer economics and food safety by combining, when possible, BioSolutions with crop protection and seed treatment agrochemicals.  Our Global Value Added Portfolio, or GVAP, consists of agrochemicals in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs. Our Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. We consider our GVAP and GBP to be key pillars for our sustainable growth.  In addition, we offer regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.  We employ approximately 3,300 personnel with a significant presence on high-growth regions such as Africa, South Asia, Latin America and Central and Eastern Europe.
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
Global Economic and Industry Conditions
Our products are sold in industries that we believe are sensitive to changes in general economic conditions.  Accordingly, net sales, gross profit and financial condition depend significantly on general economic conditions and the impact of these conditions on demand for our dynamic chemistries and services in the markets in which we compete.  In particular, weak economic conditions in parts of Asia and South America may have an adverse effect on our results. Our business is also particularly impacted by demand for chemistry products utilized in the automotive, printed circuit board, offshore oil and gas production, commercial packaging and crop protection industries. Our business may further be influenced by trends in the broader specialty chemical industry.  We believe that these industries are cyclical and subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, finite product life-cycles, raw material price fluctuations and changes in product supply and demand.
Performance Solutions - Our Performance Solutions segment is currently being affected by globalization and a shift in customers’ businesses out of traditional geographic markets and into high-growth, emerging markets. The increased use of electronics, particularly in automotive and industrial applications, is expected to drive the need for new product development and demand for faster electronic processing. Continued growth in the consumption of consumer packaged goods is expected to drive increased demand for liquid plate and other packaging technologies. While demand in offshore oil production has been impacted by global economic activity and geopolitical tensions driving sustained low oil prices, we believe our business is well positioned to recover as conditions improve.
Net sales in future periods will depend, among other factors, upon a continued general improvement in global economic conditions, our continued ability to meet unscheduled or temporary changes in demand, and our continued ability to penetrate new markets with strategic product initiatives in specific targeted markets.
Agricultural Solutions - Our Agricultural Solutions segment is supported by strong global fundamentals that create a critical need to increase crop yields. These include the need to feed a growing population, with limited land and competition from biofuels, in addition to a change in dietary standards in emerging markets. These needs are met through the use of agrochemicals, including seed treatment, to protect the crop, and BioSolutions offerings (especially biostimulants and innovative nutrition), among other technologies, for crop enhancement. The expansion of the middle class is a particularly strong catalyst for growth, particularly in Brazil, China, India, Russia and South Africa. In addition, demand growth combined with rapid urbanization has led to a continual decrease in land available per capita for production. This creates strong incentives for farmers to invest in high technology inputs (agrochemicals, seed) and equipment to maximize yields, increase productivity and protect harvests.
Despite improving macro trends for the industry, net sales in future periods can depend, among other factors, on general economic conditions, commodity prices, foreign exchange volatility, climate conditions and the development of new technologies, such as genetically modified (GM) seeds, that can partially substitute the need for agrochemicals. Disruptions in the Agrochemicals market may create additional opportunities for high value, niche applications that many of our products provide.
Foreign Currency Exposure
For the year ended December 31, 2016, approximately 80% of our net sales originated outside of the United States, and were denominated in numerous currencies, including the Euro, Brazilian Real, Chinese Yuan, Japanese Yen and British Pound Sterling.  For the years ended December 31, 2015 and 2014, approximately 81% and 74% of our net sales, respectively, originated outside of the United States.  Therefore, changes in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance.

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
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Net sales	$3,585.9	$2,542.3	$843.2
Cost of sales	2,078.2	1,550.4	446.6
Gross profit	1,507.7	991.9	396.6
Selling, technical, general and administrative	1,123.3	857.5	360.9
Research and development	84.4	62.8	26.2
Goodwill impairment	46.6	—	—
Operating profit	253.4	71.6	9.5
Interest expense, net	(375.7)	(213.9)	(37.9)
Other income (expense)	74.2	(87.0)	(2.5)
Income tax (expense) benefit	(28.6)	(75.1)	6.7
Net loss	$(76.7)	$(304.4)	$(24.2)
In addition, other comprehensive income for the year ended December 31, 2016 of $214 million improved from 2015 by $1.01 billion driven primarily by favorable effects from changes in foreign currency translation associated with the Brazilian Real, British Pound and Japanese Yen, partially offset by adverse effects associated with changes in the Mexican Peso and Chinese Yuan. Other comprehensive loss for the year ended December 31, 2015 of $796 million increased from 2014 by $657 million driven primarily by adverse effects from changes in foreign currency translation associated with the Brazilian Real, Euro and Chinese Yuan, partially offset by favorable effects associated with changes in the British Pound Sterling.

The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014 by reportable segment:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Performance Solutions
Net sales	$1,770.1	$800.8	$755.2
Cost of sales	993.3	412.8	369.8
Gross profit	776.8	387.9	385.4
Selling, technical, general and administrative	504.3	242.6	237.9
Research and development	45.0	25.4	24.1
Goodwill impairment	46.6	—	—
Operating profit	$180.9	$119.9	$123.4

Agricultural Solutions
Net sales	$1,815.8	$1,741.5	$88.0
Cost of sales	1,085.4	1,137.1	76.8
Gross profit	730.4	604.5	11.2
Selling, technical, general and administrative	518.1	488.5	31.5
Research and development	39.4	37.4	2.1
Operating profit	$172.9	$78.6	$(22.4)
Non-GAAP Financial Measures
In this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we use non-GAAP financial operating measures, including adjusted net sales change, adjusted cost of sales change, adjusted gross profit change, adjusted selling, technical, general and administrative expense change, adjusted research and development expense change, and adjusted operating profit change, in each case adjusted to exclude the results of acquisitions, which lack year-over-year comparability due to the dates when they were acquired, and to eliminate the effects of translating results of our international locations into U.S. dollars. We have included each of these non-GAAP measures in order to provide additional information regarding our underlying operating results and comparable year-over-year performance. Such information is supplemental to information presented in accordance with GAAP and is not intended to represent a presentation in accordance with GAAP. In discussing our historical and expected future results and financial condition, we believe it is meaningful for investors to be made aware of, and to be assisted in a better understanding of, on a period-to-period comparable basis, financial amounts both including and excluding these identified items, as well as the impact of exchange rate fluctuations, on our operating results and financial conditions. We believe such additional non-GAAP information provides investors with an overall perspective of the period-to-period performance of our business. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. However, investors should not consider these non-GAAP financial measures as a substitute for the financial information that we report in accordance with GAAP. These non-GAAP measures may also not be comparable to similarly titled measures used by other companies.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
As noted under Non-GAAP Financial Measures above, we present our adjusted results to exclude the impact of acquisitions which lack year-over-year comparability. For the years ended December 31, 2016 and 2015, we adjusted to exclude the results of the OMG Malaysia, Alent, and OMG Acquisitions within the Performance Solutions segment. However, with respect to the Arysta Acquisition within the Agricultural Solutions segment, which occurred in February 2015, we have made no adjustment to exclude Arysta's results since year-over-year comparability was only impacted by approximately 1.5 months, but rather we considered its impact within our discussion of results, as appropriate. The acquisition-related adjustments were as follows:

	Year Ended December 31,		Acquisitions
(amounts in millions)	2016	2015	Net impact
Net sales	$1,086.0	$91.5	$994.5
Cost of sales	674.0	73.6	600.4
Gross profit	412.0	17.9	394.1
Selling, technical, general and administrative	266.5	27.0	239.5
Research and development	25.3	2.8	22.5
Operating profit (loss)	120.2	(11.9)	132.1
The adjustments for changes in foreign currency translations consisted of converting our current-period local currency financial results into U.S. Dollars using prior year's exchange rates and comparing these adjusted amounts to our prior years reported results. Our current year acquisition-adjusted activities were effected primarily by weaker British Pound Sterling, Mexican Peso, South African Rand, as well as, Mozambique New Metical, which itself depreciated over 50% during 2016. These impacts were partially offset by a significantly stronger Japanese Yen and Brazilian Real during 2016.
Net Sales

	Year Ended December 31,
(amounts in millions)	2016	2015
Net sales	$3,585.9	$2,542.3
Net sales for the year ended December 31, 2016 totaled $3.59 billion, representing an increase of $1.04 billion, or 41%, as compared to the year ended December 31, 2015.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$1,043.6	41.0%
- Acquisitions	(994.5)	(39.1)%
- Foreign Currency Translation	53.9	2.1%
Change, adjusted for acquisitions and foreign currency translation	$103.0	4.1%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, net sales increased by $103 million, or 4.1%.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Net sales	$1,770.1	$800.8
- acquisitions	(1,086.0)	(91.5)
- foreign currency translation	18.3	—
Net sales, adjusted for acquisitions and foreign exchange	$702.4	$709.3

Agricultural Solutions
Net sales	$1,815.8	$1,741.5
- foreign currency translation	35.6	—
Net sales, adjusted for foreign exchange	$1,851.4	$1,741.5
Performance Solutions' net sales for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $702 million, representing a decrease of $6.8 million, or 1.0%, as compared to the year ended December 31, 2015. The decrease in net sales was driven by our Offshore Solutions business due to softness in the oil and gas end market as declines in oil prices resulted in reduced capital investment and project startup delays. Excluding the declines in Offshore Solutions, Performance Solutions grew revenue by $14.3 million, or 2.3%, on an organic basis. The impact of oil prices was twofold: (1) reduced demand for offshore production control and drilling fluids, and (2) reduced demand for plating chemistry sold into the supply chain for onshore oil production rigs and stripping/cleaning chemistry utilized in polyethylene terephthalate recycling. The latter relates to the Industrial Solutions side of our business and was overcome by strength in other industrial product offerings mostly sold into the automotive supply chain in Asia. Increased revenue from Electronics Solutions further combated softness in Offshore Solutions. Overall market conditions in Graphics Solutions remained fairly flat.
Agricultural Solutions' net sales for the year ended December 31, 2016, adjusted for foreign currency translation, totaled $1.85 billion, representing an increase of $110 million, or 6.3%, as compared to the year ended December 31, 2015. The increase was driven in part by the additional 1.5 months of sales in 2016 as a result of the Arysta Acquisition on February 13, 2015. Net sales increased modestly on a comparable basis primarily driven by volume growth in our insecticide and herbicide businesses in Latin America and Europe, our anti-malarial insecticides in Africa, and our biosolutions business. The volume growth was primarily boosted by several new product launches and continued focus on promoting proprietary brands. These effects were partially offset by lower volumes in North America, mainly due to low commodity prices, declining farmer incomes and soft demand for crop protection products, as well as our continued integration efforts to reduce volumes related to low-margin products across geographic markets. Additionally, although generic competition and low commodity prices led to some pricing pressure, overall Agricultural Solutions achieved an improvement in pricing driven primarily by Latin America and Europe.
Cost of Sales

	Year Ended December 31,
(amounts in millions)	2016	2015
Cost of sales	$2,078.2	$1,550.4
Cost of sales for the year ended December 31, 2016 totaled $2.08 billion, or 58.0% of net sales, as compared to $1.55 billion, or 61.0% of net sales, for the year ended December 31, 2015, representing an increase of $528 million, or 34.0%.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$527.8	34.0%
- Acquisitions	(600.4)	(38.7)%
- Foreign Currency Translation	29.0	1.9%
Change, adjusted for acquisitions and foreign currency translation	$(43.6)	(2.8)%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $43.6 million, or 2.8%.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Cost of sales	$993.3	$412.8
- acquisitions	(674.0)	(73.6)
- foreign currency translation	7.7	—
Cost of sales, adjusted for acquisitions and foreign exchange	$327.0	$339.2

Agricultural Solutions
Cost of sales	$1,085.4	$1,137.1
- foreign currency translation	21.3	—
Cost of sales, adjusted for foreign exchange	$1,106.7	$1,137.1
Performance Solutions' cost of sales for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $327 million, as compared to $339 million for the year ended December 31, 2015, representing a decrease of $12.2 million, or 3.6%, due primarily to the aforementioned lower adjusted sales volume, lower material costs from achieved synergies and favorable product mix.
Agricultural Solutions' cost of sales for the year ended December 31, 2016, adjusted for foreign currency translation, totaled $1.11 billion, as compared to $1.14 billion for the year ended December 31, 2015, representing a decrease of $30.4 million, or 2.7%. In 2015, cost of sales included the impact of amortization costs as the remaining purchase accounting inventory step-ups became fully amortized during the first nine months of 2015, totaling $58.0 million, which was essentially offset by an additional 1.5 months of costs of sales in 2016 as a result of the Arysta Acquisition on February 13, 2015. On a comparable basis, cost of sales decreased as a result of lower supply prices, improved procurement trends, and product mix improvement, partially offset by higher sales volumes.
Gross Profit

	Year Ended December 31,
(amounts in millions)	2016	2015
Gross profit	$1,507.7	$991.9
Gross profit for the year ended December 31, 2016 totaled $1.51 billion, or 42.0% of net sales, as compared to $992 million, or 39.0% of net sales, for the year ended December 31, 2015, representing an increase of $516 million, or 52.0%.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$515.8	52.0%
- Acquisitions	(394.1)	(39.7)%
- Foreign Currency Translation	24.9	2.5%
Change, adjusted for acquisitions and foreign currency translation	$146.6	14.8%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, gross profit increased by $146.6 million, or 14.8%.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Gross profit	$776.8	$387.9
- acquisitions	(412.0)	(17.9)
- foreign currency translation	10.6	—
Gross profit, adjusted for acquisitions and foreign exchange	$375.4	$370.0

Agricultural Solutions
Gross profit	$730.4	$604.5
- foreign currency translation	14.3	—
Gross profit, adjusted for acquisitions and foreign exchange	$744.7	$604.5
Performance Solutions' gross profit for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $375 million, as compared to $370 million for the year ended December 31, 2015, representing an increase of approximately $5.4 million or 1.5%. The increase in gross profit was driven primarily by a 1.3% gross margin expansion resulting from lower raw material costs, some of which were achieved through synergies, and favorable product mix, partially offset by lower sales volume. Aside from Offshore Solutions, we achieved year-over-year growth in all product lines. The most significant growth came from our higher-margin Electronics Solutions and Industrials Solutions product lines, particularly in Asia. Collectively, these two product lines comprised approximately 65% of net sales growth during 2016, excluding Offshore, and increased as a percentage of total Performance Segment net sales by about 1.8%.
Agricultural Solutions' gross profit for the year ended December 31, 2016, adjusted for foreign currency translation, totaled $745 million, as compared to $605 million for the year ended December 31, 2015, representing an increase of $140 million, or 23.2%. The increase was largely a result of $58.0 million of amortization costs as the remaining purchase accounting inventory step-ups became fully amortized during the first nine months of 2015, as well as an additional 1.5 month of results in 2016 from the Arysta Acquisition on February 13, 2015. On a comparable basis, the increase was driven by gross profit growth due to a broad increase in sales volumes, including higher relative growth in our biosolutions products, which generate, on average, higher margins. In addition, procurement savings, driven by our ongoing integration and synergy efforts, improved gross profit year over year. These increases were partially offset by soft demand in North America, where volumes fell as a result of persisting weak market conditions. We continue to see favorable effects from improved procurement trends, product mix, the impact of our proprietary product portfolio, and growth in the niche markets in which we operate.
Selling, Technical, General and Administrative Expense

	Year Ended December 31,
(amounts in millions)	2016	2015
Selling, technical, general and administrative	$1,123.3	$857.5
Selling, technical, general and administrative expense for the year ended December 31, 2016 totaled $1.12 billion, or 31.3% of net sales, as compared to $858 million, or 33.7% of net sales, for the year ended December 31, 2015, representing a decrease of 240 basis points as a percent of net sales.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$265.8	31.0%
- Acquisitions	(239.5)	(27.9)%
- Foreign Currency Translation	19.5	2.3%
Change, adjusted for acquisitions and foreign currency translation	$45.7	5.3%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, selling, technical, general and administrative expense increased by $45.7 million, or 5.3%. The increase was due primarily to increases in segment level costs, which are discussed below. These increases were partially offset by a decline in corporate general and administrative costs year over year. Corporate costs declined primarily due to a significant reduction in acquisition-related and restructuring costs, which were partially offset by increases in costs associated with headcount additions, equity compensation, infrastructure spending on integration activities, and debt modification costs associated with the term loan refinancing completed in October and December 2016.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Selling, technical, general and administrative expense	$504.3	$242.6
- acquisitions	(266.5)	(27.0)
- foreign currency translation	5.8	—
Selling, technical, general and administrative expense, adjusted for foreign exchange	$243.6	$215.6

Agricultural Solutions
Selling, technical, general and administrative expense	$518.1	$488.5
- foreign currency translation	13.7	—
Selling, technical, general and administrative expense, adjusted for foreign exchange	$531.8	$488.5
Performance Solutions' selling, technical, general and administrative expense for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $244 million, as compared to $216 million for the year ended December 31, 2015, representing an increase of $28.0 million, or 13.0%. The increase was due primarily to charges associated with integration activities as well as the allocation of the aforementioned debt refinancing costs.
Agricultural Solutions' selling, technical, general and administrative expense for the year ended December 31, 2016, adjusted for foreign currency translation, totaled $532 million, as compared to $489 million for the year ended December 31, 2015, representing an increase of $43.3 million, or 8.9%. The increase was driven primarily by an additional 1.5 months of expenses in 2016 as a result of the Arysta Acquisition on February 13, 2015. On a comparable basis, the segment experienced a modest increase due to price inflation related to wages in developing markets, investments in infrastructure in support of growth in the business, and continued integration expenses. The increase was largely offset by savings from headcount reductions associated with synergies achieved in our operations in Africa and Europe and a decline in restructuring expenses related to the acquisitions within this segment.
Research and Development Expense

	Year Ended December 31,
(amounts in millions)	2016	2015
Research and development	$84.4	$62.8
Research and development expense for the year ended December 31, 2016 totaled $84.4 million, or 2.4% of net sales, as compared to $62.8 million, or 2.5% of net sales, for the year ended December 31, 2015, representing an increase of $21.6 million, or 34.4%.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$21.6	34.4%
- Acquisitions	(22.5)	(35.8)%
- Foreign Currency Translation	0.2	0.3%
Change, adjusted for acquisitions and foreign currency translation	$(0.7)	(1.1)%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $0.7 million, or 1.1%.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Research and development expense	$45.0	$25.4
- acquisitions	(25.3)	(2.8)
- foreign currency translation	0.2	—
Research and development expense, adjusted for acquisitions and foreign exchange	$19.9	$22.6

Agricultural Solutions
Research and development expense	$39.4	$37.4
- foreign currency translation	—	—
Research and development expense, adjusted for foreign exchange	$39.4	$37.4
Performance Solutions' research and development expense for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $19.9 million, as compared to $22.6 million for the year ended December 31, 2015, representing a decrease of $2.7 million, or 11.9%. The decrease was driven by integration activities that have reduced research and innovation-related operating costs.
Agricultural Solutions' research and development expense for the year ended December 31, 2016 totaled $39.4 million, as compared to $37.4 million for the year ended December 31, 2015, representing an increase of $2.0 million, or 5.3%. The increase was driven in part by an additional 1.5 months of expenses in 2016 as a result of the Arysta Acquisition on February 13, 2015, as well as increased spending on early-phase projects in the segment's development pipeline, combined with some phasing on studies.
Goodwill impairment

	Year Ended December 31,
(amounts in millions)	2016	2015
Goodwill impairment	$46.6	$—
As a result of our annual goodwill impairment test, we recorded an impairment charge in the Performance Solutions segment of $46.6 million related to the Offshore Solutions reporting unit as a result of continuing weak oil prices. We are now experiencing the impact on our results, which slightly lag the overall industry, as this ultimately has caused the industry to depress its overall investments.
Operating Profit

	Year Ended December 31,
(amounts in millions)	2016	2015
Operating profit	$253.4	$71.6
Operating profit for the year ended December 31, 2016 totaled $253 million, or 7.1% of net sales, as compared to $71.6 million, or 2.8% of net sales, for the year ended December 31, 2015, representing an increase of $182 million, or 254%.

	Year Ended December 31, 2016
(amounts in millions)	$ Change	% Change
Total change	$181.8	254%
- Acquisitions	(132.1)	(184)%
- Foreign Currency Translation	5.2	7.3%
Change, adjusted for acquisitions and foreign currency translation	$55.0	77%
For the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, operating profit increased by $55 million, or 77%.

	Year ended December 31,
(amounts in millions)	2016	2015
Performance Solutions
Operating profit	$180.9	$119.9
- acquisitions	(120.2)	11.9
- foreign currency translation	4.6	—
Operating profit, adjusted for acquisitions and foreign exchange	$65.3	$131.8

Agricultural Solutions
Operating profit	$172.9	$78.6
- foreign currency translation	0.6	—
Operating profit, adjusted for foreign exchange	$173.5	$78.6
Performance Solutions' operating profit for the year ended December 31, 2016, adjusted for acquisitions and foreign currency translation, totaled $65.3 million, as compared to $132 million for the year ended December 31, 2015, representing a decrease of $66.5 million, or 50.5%. The decrease was due primarily to the 2016 Offshore Solutions goodwill impairment charge of $46.6 million, combined with higher selling, general, technical and administrative expenses, partially offset by increases in gross profit.
Agricultural Solutions' operating profit for the year ended December 31, 2016, adjusted for foreign currency translation, totaled $174 million, as compared to $78.6 million for the year ended December 31, 2015, representing an increase of $95 million, or 121%. The increase was due in part to $58.0 million of amortization costs as the remaining purchase accounting inventory step-ups became fully amortized during the first nine months of 2015. On a comparable basis, operating profit improvements were driven primarily by the increase in gross profits resulting from management's continued focus on sales of higher margin products.
Other (Expense) Income, net

	Year Ended December 31,
(amounts in millions)	2016	2015
Interest expense, net	$(375.7)	$(213.9)
Loss on derivative contracts	(12.5)	(74.0)
Foreign exchange loss	(14.1)	(43.4)
Other income, net	100.8	30.4
Total other expense	$(301.5)	$(300.9)
Interest Expense, Net
Net interest expense for the year ended December 31, 2016 totaled $376 million, as compared to $214 million for the year ended December 31, 2015, representing an increase of $162 million. The increase related primarily to interest charges resulting from incremental debt facilities used to fund the Alent Acquisition, including the November 2015 Notes Offering of $500 million, borrowings of $1.05 billion, and approximately €300 million under our First Lien Credit Facility. In addition, the increase also includes a full first quarter's impact in 2016 of the interest expense related to the incremental debt facilities used to fund the Arysta Acquisition completed on February 13, 2015.
Loss on Derivative Contracts
Loss on derivative contracts for the year ended December 31, 2016 totaled $12.5 million, as compared to $74.0 million for the year ended December 31, 2015, representing a decrease of $61.5 million. The decrease in loss was mainly due to a $73.7 million deal contingent forward contract settlement in 2015, partially offset by our increasing use of foreign exchange and commodities derivative contracts to better manage our market risk.

Foreign Exchange Loss
Foreign exchange loss for the year ended December 31, 2016 totaled $14.1 million, as compared to $43.4 million for the year ended December 31, 2015, representing a decrease of $29.3 million. For the year ended December 31, 2016, losses associated with the remeasurement of foreign denominated external and intercompany debt related primarily to the Acquisitions totaled $33.9 million, as compared to losses totaling $46.4 million for the same period in 2015. Also contributing to this reduction were transactional foreign exchange gains on receivables and payables.
Other Income, Net
Other income, net for the year ended December 31, 2016 totaled $101 million, as compared to $30.4 million for the year ended December 31, 2015, representing an increase of $70.4 million. The increase was primarily driven by the recognition of a gain of $103 million from the settlement agreement with the Arysta seller in 2016, which was offset in part by a $5.0 million loss associated with the remeasurement of the Series B Convertible Preferred Stock redemption liability, and $11.3 million of expense related to the write-off of deferred financing fees and original issuance discount from the refinancing of our term loans in the fourth quarter of 2016, offset by a legal settlement gain totaling $17.7 million during 2015.
Income Tax Expense

	Year Ended December 31,
(amounts in millions)	2016	2015
Income tax expense	$(28.6)	$(75.1)
Effective tax rate	(59.5)%	(32.8)%
The income tax expense for the year ended December 31, 2016 totaled $28.6 million, as compared to $75.1 million for the year ended December 31, 2015. We are a U.S. based company with a statutory income tax rate of 35%.  We operate in various foreign countries, which have tax rates that are different from the U.S. statutory tax rate. Our effective tax rate for the year ended December 31, 2016 was (59.5)% on pre-tax losses of $48.1 million. The difference between the statutory and effective tax rates for the year ended December 31, 2016 primarily related to a $68.4 million increase in valuation allowances, $25.6 million increase in tax reserves for transaction costs, $29.0 million for earnings of foreign subsidiaries taxable in the U.S. and $26.8 million for taxes on unremitted earnings previously treated as permanently reinvested. Offsetting these items were $34.3 million related to the settlement gain of the Series B Convertible Preferred Stock which was treated as a non-taxable purchase price adjustment, $24.5 million for the impact of transaction costs and a $49.2 million reduction in tax reserves for prior period positions based on a reassessment of the uncertainty. The difference between the statutory and effective tax rates for the year ended December 31, 2015, was the negative impact of a change in the valuation allowance of $72.6 million, non-deductible transaction-related costs of $40.5 million and an increase in uncertain tax positions of $27.5 million.
We have provided deferred taxes of $29.7 million for the U.S. income tax and foreign taxes for the potential repatriation of earnings from certain foreign subsidiaries. We have not recognized a deferred tax liability for U.S. taxes or foreign taxes on the undistributed earnings of certain foreign subsidiaries. The undistributed earnings of those subsidiaries were $337 million and $390 million for the years ended December 31, 2016 and 2015, respectively. Quantification of the deferred tax liability associated with indefinitely reinvested earnings is not practicable.
Valuation allowances reflect our assessment that it is more likely than not that certain federal, state and foreign deferred tax assets, primarily net operating losses, will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in our results of operations. The valuation allowance for deferred tax assets was $363 million and $304 million at December 31, 2016 and 2015, respectively.
The change in the effective tax rate from (32.8)% for the year ended December 31, 2015 to (59.5)% for the year ended December 31, 2016 is attributable to a change in assertion with respect to APB 23, the settlement gain of the Series B Convertible Preferred Stock, the net change in tax reserves, and a reduced charge to the valuation allowance. The disproportionate change in pre-tax income also contributed to the change in the effective tax rate in 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
As noted under Non-GAAP Financial Measures above, we present our adjusted results to exclude the impact of acquisitions which lack of year-over-year comparability. For the years ended December 31, 2015 and 2014, we adjusted to exclude the results of the Alent, OMG, CAS, Agriphar and Arysta Acquisitions. The acquisition-related adjustments were as follows:

	Year Ended December 31,		Acquisitions
(amounts in millions)	2015	2014	Net impact
Net sales	$1,832.9	$88.0	$1,744.9
Cost of sales	1,210.5	76.8	1,133.7
Gross profit	622.4	11.2	611.2
Selling, technical, general and administrative	508.8	31.5	477.3
Research and development	40.2	2.1	38.1
Operating profit (loss)	73.4	(22.4)	95.8
Net Sales

	Year Ended December 31,
(amounts in millions)	2015	2014
Net sales	$2,542.3	$843.2
Net sales for the year ended December 31, 2015 totaled $2.54 billion, representing an increase of $1.70 billion, or 202%, as compared to the year ended December 31, 2014.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$1,699.1	202%
- Acquisitions	(1,744.9)	(207)%
- Foreign Currency Translation	57.6	6.8%
Change, adjusted for acquisitions and foreign currency translation	$11.8	1.4%
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

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$1,103.8	247%
- Acquisitions	(1,133.7)	(254)%
- Foreign Currency Translation	28.9	6.5%
Change, adjusted for acquisitions and foreign currency translation	$(1.0)	(0.2)%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, cost of sales decreased by $1.0 million, or 0.2%, related primarily to the MacDermid business. The decrease was due in part to an amortization charge to cost of sales of $12.0 million which was incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015, offset in part by an increase of $5.7 million related to higher overall sales volume for the year ended December 31 2015, as well as $2.4 million of restructuring charges incurred in 2015 related to cost saving opportunities associated with a realignment of MacDermid's footprint in the United States.
Gross Profit

	Year Ended December 31,
(amounts in millions)	2015	2014
Gross profit	$991.9	$396.6
Gross profit for the year ended December 31, 2015 totaled $992 million, or 39.0% of net sales, as compared to $397 million, or 47.0% of net sales, for the year ended December 31, 2014, representing an increase of $595 million, or 150%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$595.3	150%
- Acquisitions	(611.2)	(154)%
- Foreign Currency Translation	28.7	(7.2)%
Change, adjusted for acquisitions and foreign currency translation	$12.8	3.2%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, gross profit increased by $12.8 million, or 3.2% related to the MacDermid business. The increase in gross profit was due in part to an amortization charge to cost of sales of $12.0 million which was incurred in 2014 related to the elimination of manufacturer’s profit in inventory recorded in purchase accounting associated with the MacDermid Acquisition, which did not recur in 2015 and MacDermid's increased sales volumes as compared to the same period in 2014, which contributed $6.1 million of incremental gross profit. Sales volume gains were offset, in part, by the aforementioned non-recurring restructuring charges of $2.4 million incurred in 2015.
Normalized for the above non-recurring items, the primary driver of higher gross profit delivered for the year ended December 31, 2015 in the MacDermid business was more sales in higher margin offshore fluids coupled with higher sales of industrial products sold into automotive end markets, partially offset by lower electronics chemistry sales in Asia and industrial products used in PET recycling, anticorrosion plating for onshore oil and gas rigs and industrial hardcoat film offerings.  Overall margin strength at 52.1% and 51.1% for 2015 and 2014, respectively, continues to be driven by the unique performance characteristics of products in our portfolio and the technical service capability as a technology oriented business acutely focused on being a solutions provider.

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

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$496.6	138%
- Acquisitions	(477.3)	(132)%
- Foreign Currency Translation	17.9	5.0%
Change, adjusted for acquisitions and foreign currency translation	$37.2	10.3%
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

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$36.6	140%
- Acquisitions	(38.1)	(145)%
- Foreign Currency Translation	0.3	1.1%
Change, adjusted for acquisitions and foreign currency translation	$(1.2)	(4.6)%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, research and development expense decreased by $1.2 million, or 4.6% remaining relatively consistent, as a percentage of net sales, during the periods presented, with slight dollar variations caused by timing, seasonality of projects within our research and development pipeline.
Operating Profit

	Year Ended December 31,
(amounts in millions)	2015	2014
Operating profit	$71.6	$9.5

Operating profit for the year ended December 31, 2015 totaled $71.6 million, or 2.8% of net sales, as compared to $9.5 million, or 1.1% of net sales, for the year ended December 31, 2014, representing an increase of $62.1 million, or 654%.

	Year Ended December 31, 2015
(amounts in millions)	$ Change	% Change
Total change	$62.1	654%
- Acquisitions	(95.8)	(1,008)%
- Foreign Currency Translation	10.5	111%
Change, adjusted for acquisitions and foreign currency translation	$(23.2)	(244)%
For the year ended December 31, 2015, adjusted for acquisitions and foreign currency translation, operating profit decreased by $23.2 million, or 244%. The decrease in operating profit was primarily due to the higher selling, technical, general and administrative expenses of $37.2 million related in part to $45.1 million of incremental acquisition-related costs, as well as $30.2 million of restructuring and restructuring-related charges, combined with increased overhead costs related to our investment in building our corporate infrastructure in support of the significant growth we have experienced during 2015 as a result of our Acquisitions, offset in part by $22.3 million of lower mark-to-market adjustment on the contingent consideration associated with the MacDermid Acquisition. Offsetting the higher selling, technical, general and administrative expense were higher gross profits of $12.8 million, due in part to the impact of a charge to cost of sales of $12.0 million in 2014 related to the elimination of manufacturer’s profit in inventory, and $6.1 million of gross profits from MacDermid's business, driven primarily by higher sales of offshore fluids products and core industrial products sold into the automotive supply chain in the U.S. and Europe. MacDermid's continued innovation, technical service capability of their human capital and the unique performance characteristics of product offerings continue to drive gross profit dollars. Gains in its offshore fluids and the automotive sector were partially offset by lower sales volume of electronics chemistry sold in Asia, industrial hardcoat films and core industrial products sold into the onshore oil & gas production sector. Offsetting the increase in gross profit was a non-recurring restructuring charge of $2.4 million incurred in 2015.
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
We have provided deferred taxes of $7.1 million for the potential repatriation to the United States of earnings from certain non-U.S. subsidiaries. We have not recognized a deferred tax liability for U.S. taxes on the undistributed earnings of most of our foreign subsidiaries because those earnings have been determined to be indefinitely reinvested. The undistributed earnings of those subsidiaries were $390 million and $264 million for the years ended December 31, 2015 and 2014, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.
Valuation allowances reflect our assessment that it is more likely than not that certain state deferred tax assets and foreign net operating losses will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in our results of operations. The valuation allowance for deferred tax assets was $304 million and $19.7 million at December 31, 2015 and 2014, respectively.
Liquidity and Capital Resources
As of December 31, 2016, our indebtedness totaled $5.24 billion, primarily as a result of our acquisition activity, with expected interest payments in the range of $325 million per year over the next three years. Our first significant principal debt payments, totaling $1.32 billion are due in 2020 and represent principal payments at maturity associated with a portion of our outstanding term loans under our Amended and Restated Credit Agreement.  We anticipate sufficient cash from operations to fund interest, working capital, and other capital expenditures for the foreseeable future and have access to a $500 million line of credit under our Revolving Credit Facility with current availability of $488 million, net of letters of credit, as well as availability under various lines of credit and overdraft facilities of $72.5 million. However, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
Our primary sources of liquidity during the 12 months ended December 31, 2016 were proceeds received from the September 2016 Equity Offering, periodic borrowings under our Revolving Credit facility, and available cash generated from operations. Our primary uses of cash and cash equivalents were operating expenses, capital expenditures, debt service obligations, and the settlement of our Series B Convertible Preferred Stock obligations, as noted below. We believe that our cash and cash equivalents, and cash generated from operations, supplemented by our availability under our Revolving Credit Facility and various lines of credit to normalize seasonality, will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. At December 31, 2016, we had $423 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and various lines of credit and overdraft facilities of $561 million.

For 2016 and 2015, we generated 80% and 81% of our revenue from non-U.S. operations, respectively. We expect to continue to generate significant revenue from non-U.S. operations and expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional U.S. or foreign taxes. Of our $423 million of cash and cash equivalents as of December 31, 2016, $365 million was held by our foreign subsidiaries.

As of December 31, 2016, our undistributed earnings in certain foreign subsidiaries totaled $337 million for which it is impracticable to determine the impact of U.S. income or applicable foreign taxes that would be payable if such earnings were repatriated to the United States.
In December 2016, we settled all of our obligations with respect to the Series B Convertible Preferred Stock and the related make whole payment obligation in exchange for a cash payment of $460 million and the issuance of 5.5 million shares of our common stock upon conversion of the corresponding shares of Series B Convertible Preferred Stock. The remaining shares of Series B Convertible Preferred Stock were subsequently canceled and retired. See Note 12, Stockholders' Equity, to the Consolidated Financial Statements included in this 2016 Annual Report.
In October and December 2016, we refinanced approximately $3.31 billion of our term loans under the Amended and Restated Credit Agreement, reducing our expected annual interest expense by approximately $26 million. We also extended the maturity of approximately $1.93 billion of term debt from 2020 to 2023, conditional upon the prepayment, redemption or retirement and/or refinancing in full of our 6.50% $1.10 billion USD Senior Notes due 2022, on or prior to November 2, 2021, otherwise the maturity date would become November 2, 2021. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.
In September 2016, we completed the September 2016 Equity Offering of 48,787,878 shares of our common stock at a public offering price of $8.25 per share. This offering resulted in gross proceeds of approximately $402.5 million, before underwriting discounts and commissions, and offering expenses of $11.9 million. See Note 12, Stockholders' Equity, to the Consolidated Financial Statements included in this 2016 Annual Report.
We may from time to time seek to retire or purchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements, and other factors.

The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Cash and cash equivalents, beginning of the period	$432.2	$397.3	$123.0
Cash provided by operating activities	184.8	320.9	98.2
Cash used in investing activities	(74.7)	(4,256.5)	(1,982.7)
Cash (used in) provided by financing activities	(102.2)	4,001.2	2,168.9
Exchange rate impact on cash and cash equivalents	(17.5)	(30.7)	(10.1)
Cash and cash equivalents, end of the period	$422.6	$432.2	$397.3

Key operating metrics
Days sales outstanding (DSO) (a)
Performance Solutions segment (c)	71	65	75
Agricultural Solutions segment (d)	140	134	n/a
Consolidated Platform Specialty Products	106	96	75

Days in Inventory (DII) (b)
Performance Solutions segment (c)	60	81	81
Agricultural Solutions segment (d)	93	99	n/a
Consolidated Platform Specialty Products	72	89	81

(a)	Calculated as the product of our net accounts receivable balance and 360 divided by our annualized sales.

(b)	Calculated as the product of our net inventory balance and 360 divided by our annualized cost of sales excluding intercompany sales.

(c)
Activity associated with the Alent and OMG Acquisitions in December and October 2015, respectively, has been excluded from the 2015 metric calculations. As a result, we have excluded associated net sales, cost of sales, accounts receivable and inventory balances of $91.5 million, $73.6 million, $194 million and $104 million, respectively, from the 2015 calculations.

(d)
For 2015, we annualized sales and cost of sales, reflective of seasonality, associated with the February 2015 Arysta Acquisition. As a result, we have added $137 million and $86.6 million to net sales and cost of sales, respectively, in the calculations for 2015.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Operating Activities
For the year ended December 31, 2016, we generated cash flows from operating activities of $185 million, compared to $321 million in cash for the year ended December 31, 2015. This year-over-year change was driven primarily by higher cash operating profits (net loss adjusted for non-cash items), partially offset by an increased use of cash in working capital as well as higher interest and tax payments. The increase in working capital, largely due to accounts payable, was primarily due to the timing of the close of the Arysta Acquisition in February 2015 and the working capital seasonality in the Agricultural Solutions segment. Typically, the segment's working capital is a use of cash at the beginning of the year and a source of cash at the end of the year.

We use days-sales-outstanding, or DSO, to measure how efficiently billings and collections of accounts receivable are managed.  DSO was 106 days for 2016 and 96 days for 2015. DSO in our Performance Solutions segment increased as a result of disproportionate sales growth in Asia, which typically has longer payment periods as a region, and was not significantly impacted by Alent and OMB acquisitions, which had similar collections experience to the legacy businesses during the period. DSO increased in our Agricultural Solutions segment as a result of disproportionate sales growth in Latin America, which typically has longer payment periods as a region, combined with sales weakness in North America, which typically has shorter payment periods as a region. We also use days-in-inventory, or DII, to measure the efficiency at realizing inventories.  For 2016 and 2015, DII was 72 days and 89 days, respectively. The decrease in Performance Solutions DII was driven primarily by the inclusion of Alent and OMG businesses in 2016, as these businesses have shorter-lived inventory and quicker turns than legacy businesses. The decrease in DII in the Agricultural Solutions segment was largely the result of supply chain initiatives associated with the continuing integration efforts between the businesses. At December 31, 2016, net inventory did not include a fair value adjustment, however, $11.7 million of fair value adjustments were recognized in our Consolidated Statement of Operations in 2016.  As of December 31, 2015, net inventory included a fair value adjustment of $11.5 million, and $76.5 million of fair value adjustments were recognized in our Consolidated Statement of Operations in 2015.  Our products generally have shelf lives that exceed one year.
Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2016 totaled $74.7 million, compared to $4.26 billion for the year ended December 31, 2015.  During 2015, we used net cash of $4.60 billion to fund the Arysta, Alent and OMG Acquisitions.  Additional acquisition-related activity during 2015 included a $600 million release of restricted cash, partially offset by a note in the amount of $125 million issued to an unrelated third-party and an unfavorable settlement of foreign exchange contracts for $73.7 million, which effectively increased the purchase price of Alent.  There was no significant, comparable acquisition-related activity during 2016. Capital expenditures increased by approximately $8.4 million during 2016 compared to 2015, primarily in support of operational expansion, and there was a $2 million decline in investments in, and renewals of, product registrations.
Financing Activities
Net cash flows used in financing activities for the year ended December 31, 2016 totaled $102 million, compared to $4.00 billion of cash generated for the year ended December 31, 2015. The primary sources of cash from financing activity during 2016 were proceeds from Amendments No. 5 and 6 to our Amended and Restated Credit Agreement of $3.30 billion and the September 2016 Equity Offering of 48,787,878 shares of our common stock which raised net proceeds of $392 million. These proceeds were used for the refinancing of our term loans of $3.31 billion and for the settlement of our previously-disclosed make-whole obligation related to our Series B Convertible Preferred Stock with a cash payment of $460 million to the Series B Convertible Preferred Stock holders. The primary sources of cash from financing activity during 2015 were $3.92 billion from the extension of new term loans and the issuance of our Senior Notes, and $470 million as net proceeds from the June 2015 Equity Offering of 18,226,414 shares of our common stock, offset in part by $87.0 million of financing fees paid. These proceeds were used to fund our 2015 acquisition activity. Additionally, for 2016, we had net draws on our various lines of credit, short-term debt facilities, and overdraft facilities of $54.0 million, compared to net payments of $12.4 million in 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Operating Activities
For the year ended December 31, 2015, we generated cash flows from operating activities of $321 million, compared to $98.2 million in cash for the year ended December 31, 2014.  The increase in cash flows provided by operations for the year ended December 31, 2015 was primarily due to favorable changes in assets and liabilities, net of acquisitions, which provided $206 million more cash in 2015 as compared to 2014. The largest drivers of these changes were higher accounts payable, mainly in the Agricultural Solutions segment, corresponding primarily to a conscious effort to improve our days payable outstanding, offset in part by slightly higher inventory levels at December 31, 2015. Also contributing to the higher operating cash flows were higher accrued expenses, primarily from increased accrued interest of approximately $43.0 million resulting from the February and November 2015 Notes Offerings and higher accrued income taxes. Furthermore, decreases in accounts receivable contributed approximately $62.0 million of operating cash flows from stronger collections in our Agricultural Solutions Segment. Finally, year-over-year depreciation and amortization increased by $163 million, resulting primarily from newly acquired intangible and fixed assets from our acquired businesses.

The Company’s management uses days-sales-outstanding, or DSO, to measure how efficiently it manages the billing and collection of accounts receivable.  DSO was 96 days at December 31, 2015 and 75 days at December 31, 2014.  The Company’s management also uses days-in-inventory, or DII, to calculate the efficiency at realizing inventories.  At December 31, 2015 and 2015, DII was 89 days and 81 days, respectively.  The increase in both the DSO and DII at December 31, 2015 is due to the growth of the Agricultural Solutions segment which, having a different working capital cycle than the Performance Solutions segment, now represents a more significant part of our business. At December 31, 2015, the DSO and DII were 62 days and 62 days, respectively, for the Performance Solutions segment. At December 31, 2015, net inventory included a fair value adjustment of $11.5 million, as $76.5 million was recognized in our Consolidated Statement of Operations for the year ended December 31, 2015.  As of December 31, 2014, net inventory included a fair value adjustment of $22.0 million, as $35.5 million was recognized in our Consolidated Statement of Operations.  Our products generally have shelf lives that exceed one year.
Investing Activities
Net cash flows used in investing activities for the year ended December 31, 2015 were $4.26 billion, compared to $1.98 billion for the year ended December 31, 2014.   During the year ended December 31, 2015, we used net cash of $4.60 billion to fund the Arysta, Alent and OMG Acquisitions, compared to net cash of $1.36 billion used during the year ended December 31, 2014 to fund the Agriphar and CAS Acquisitions.  In connection with our 2015 acquisitions, we issued a note in the amount of $125 million to an unrelated third-party; we unfavorably settled foreign exchange contracts for $73.1 million, effectively increasing the purchase price of Alent; and we released $600 million of cash from an escrow account opened in connection with the February 2015 Notes Offering and used to fund the Arysta Acquisition.  Capital expenditures increased by $29.4 million, from $18.5 million in 2014 to $47.9 million in 2015 (exclusive of $4.7 million of accrued capital expenditures) due primarily to the Arysta and Alent Acquisitions, which represented $22.4 million of the increase. In our Agricultural Solutions segment, we also invested $34.4 million in product registrations with various regulatory bodies in order to be granted distribution rights for these products.
Financing Activities
Net cash flows provided by financing activities for the year ended December 31, 2015 were $4.00 billion, compared to cash generated of $2.17 billion for the year ended December 31, 2014.  During the year ended December 31, 2015, we generated cash totaling $470 million from the June 2015 Equity Offering of 18,226,414 shares of our common stock and $3.92 billion from term loans and publicly offered securities, which were primarily used to fund our 2015 acquisition activity. The cash inflows were partially offset by repayments of existing borrowings totaling $284 million, financing fees associated with issuing new debt totaling $87.0 million and payments on our outstanding lines of credit totaling $12.4 million.  During the year ended December 31, 2014, we generated cash totaling $1.51 billion from the issuance of shares of our common stock and $679 million from new term loans, both of which were primarily used to fund our 2014 acquisition activity.
Pension Plans
We maintain "Domestic Pension Plans," which consist of a non-contributory domestic defined benefit pension plan and a SERP plan. These plans are closed to new participants and plan benefits associated with all current participants have been frozen. As required by law, benefits already accrued as of such date were not affected. With respect to such benefits, participants continue to vest and all other retirement options, including early retirement reduction factors, continue unchanged. The assets continue to be held in trust until paid as benefits to retired participants or covered members.
We also maintain "Foreign Pension Plans," which consist of retirement and death benefit plans covering eligible employees in the United Kingdom, as well as other defined benefit plans in various foreign countries that have been deemed immaterial, individually and in the aggregate. The pension plan covering eligible employees in the United Kingdom, hereinafter referred to as the U.K. Pension Plan, represents the only material plan among the Foreign Pension Plans. The U.K. Pension Plan was closed to new participants and frozen for current participants on March 31, 2000. The assets continue to be held in trust until paid as benefits to retired participants or covered members. "Pension Plans" in this section and in Note 7, Pension, Post-Retirement and Post Employment Plans, to the Consolidated Financial Statements, refer collectively to our Foreign Pension Plans and Domestic Pension Plans.
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 6.5% and 2.9% for our Domestic and Foreign Pension Plans, respectively to determine our net periodic pension expense for the year ended December 31, 2016. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons, and expected future pension benefit payments. Discount rates of 4.6% and 2.8% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2016, compared to rates of 4.2% and 2.5%

established for those respective plans at December 31, 2015. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase (decrease) in the discount rate would increase (decrease) the pension plan expense and pension benefit obligation by approximately $0.9 million and $(26.8) million, respectively.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets.  Our investment policies attempt to achieve a mix of approximately 70% of plan investments for long-term growth and 30% for near-term benefit payments.  The weighted average asset allocation of the Domestic Pension Plans was 21% equity securities, 35% limited partnership interests and managed equity funds, 20% collective investment funds, 19% bond mutual fund holdings and 5% cash at December 31, 2016.
We have appointed an independent trustee committee to oversee the risk factors, rates of return and asset allocations associated with the U.K. Pension Plan, which materially constitutes the Foreign Pension Plans. As of December 31, 2016, 92% of the U.K. Pension Plan portfolio is held as an insurance “buy-in” policy, with the remaining 6% being held in pooled bond funds, and 2% in cash.
The Domestic Pension Plans were net underfunded by $36.9 million at December 31, 2016 compared to $46.0 million at December 31, 2015. The improved funding position of $9.1 million was primarily driven by a $17.9 million gain on plan assets and a $6.2 million employer contribution, partially offset by $10.1 million of interest costs and $5.0 million of actuarial loss due to plan experience for the year ended December 31, 2016.
The Foreign Pension Plans were net underfunded by $18.0 million at December 31, 2016 compared to $19.0 million at December 31, 2015. The improved funding position of $1.0 million was primarily due to an $11.3 million gain on plan assets and a $6.9 million decrease in projected benefit obligation resulting from plan amendments, partially offset by $14.5 million of actuarial loss due to assumption changes, and interest costs of $3.1 million for the year ended December 31, 2016.
Unrecognized pre-tax actuarial losses associated with the pension plans recorded in accumulated other comprehensive income were $25.5 million and $34.8 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016, $10.0 million associated with the foreign pension plans were included in "Accumulated other comprehensive loss" and is expected to be recognized during 2017.
We expect to contribute approximately $2.2 million to the Pension Plans during 2017. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities
As of December 31, 2016, we had $5.24 billion of indebtedness, which included: $1.93 billion of Senior Notes; $3.20 billion of term debt arrangements outstanding under our First Lien Credit Facility; $86.0 million of borrowings under overdraft lines of credit; and $11.8 million of stand-by letters of credit (which reduce the borrowings available under our Revolving Credit Facility). Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $561 million as of December 31, 2016.
Alent Acquisition
In connection with the Alent Acquisition, in November 2015, we completed the November 2015 Notes Offering of $500 million in aggregate principal amount of 10.375% USD Notes due 2021, unless redeemed earlier. In addition, we borrowed $1.05 billion under our U.S. Dollar tranche B-3 term loan (less original issue discount of 2%), €300 million under our Euro tranche C-2 term loan (less original issue discount of 2%), and $115 million under our multi-currency Revolving Credit Facility. In December 2016, we refinanced our U.S. Dollar tranche B-3 term loan and Euro tranche C-2 term loan. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.

Arysta Acquisition
In connection with the Arysta Acquisition, in February 2015, we completed the February Notes Offering of $1.10 billion aggregate principal amount of 6.50% USD Notes due 2022, plus original issue premium of $1.0 million, and €350 million aggregate principal amount of 6.00% EUR Notes due 2023. The 6.50% USD Notes due 2022 and the 6.00% EUR Notes due 2023 mature on February 1, 2022 and February 1, 2023, respectively, unless redeemed earlier. In addition, we borrowed $500 million under our U.S. Dollar tranche B-2 term loan (less original issue discount of 1%), €83.0 million under our Euro tranche C-1 term loan (less original issue discount of 2%), and $160 million under our U.S. Dollar Revolving Credit Facility. In October 2016, we refinanced our U.S. Dollar tranche B-2 term loan and Euro tranche C-1 term loan. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.
CAS Acquisition
In connection with the CAS Acquisition, in August 2014, we borrowed $130 million under our U.S. Dollar tranche B-1 term loan, €205 million under our Euro tranche C-1 term loan, $60.0 million under our U.S. Dollar Revolving Credit Facility, and €55.0 million under our multicurrency Revolving Credit Facility. In October 2016, we refinanced our U.S. Dollar tranche B-1 term loan and Euro tranche C-1 term loan. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.
Agriphar Acquisition
In connection with the Agriphar Acquisition, in October 2014, we borrowed $300 million under the USD Incremental Term Loan, which was subsequently refinanced in October 2016. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.
MacDermid Acquisition
In connection with the MacDermid Acquisition, in October 2013, under its First Lien Credit Agreement, MacDermid, with Platform as co-borrower, borrowed $373 million, which was subsequently refinanced in October 2016. See Note 9, Debt, Financial Guarantees and Factoring Arrangements, to the Consolidated Financial Statements included in this 2016 Annual Report.
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure.  In addition, our Amended and Restated Credit Agreement includes certain Restricted Payment baskets, which limit select forms of payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.00 to 1.00, and (ii) requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date. As of December 31, 2016, the Company was in compliance with the debt covenants contained in our Credit Facilities.

Contractual Obligations and Commitments
We own most of our major manufacturing facilities, but we do lease certain offices, manufacturing factories, warehouse spaces, and land, as well as other equipment primarily under non-cancelable operating leases.
Summarized in the table below are our obligations and commitments as of December 31, 2016:

		Payment Due by Period
(amounts in millions)		2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	(1)	$32.8	$32.8	$32.8	$1,321.4	$2,444.6	$1,371.5	$5,235.9
Operating leases	(2)	29.6	20.4	13.9	10.5	8.8	28.8	112.0
Interest payments (net of interest rate swap effects)	(3)	325.9	324.3	322.8	282.6	225.2	89.1	1,569.9
Long-term contingent consideration	(4)	—	—	—	—	100.0	—	100.0
Principal payments on capital leases		0.9	0.8	0.6	0.5	1.1	0.7	4.6
Purchase obligations	(5)	25.8	21.6	—	—	—	—	47.4
Other long term obligations	(6)	—	14.9	—	—	—	13.4	28.3
Total cash contractual obligations		$415.0	$414.8	$370.1	$1,615.0	$2,779.7	$1,503.5	$7,098.1

(1)
Reflects the principal payments on long-term debt. In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of approximately $1.93 billion of first lien debt will be extended to June 7, 2023 from November 2, 2021, as currently presented in the table above.

(2)	Reflects periodic payments made in accordance with operating lease agreements.

(3)	Amounts are based on currently applicable interest rates in the case of variable interest rate debt and associated floating and floor legs of the interest rate swaps.

(4)
Reflects the maximum payout in 2021 of 100% of long-term contingent consideration related to the MacDermid Acquisition. As of December 31, 2016, the long-term contingent consideration related to the MacDermid Acquisition was valued at $75.8 million. This long-term contingent consideration is the only financial liability measured and recorded using Level 3 inputs in accordance with accounting guidance for fair value measurements and represents 78.4% of our total liabilities measured at fair value. See Note 11, Fair Value Measurements, to the Consolidated Financial Statements included in this 2016 Annual Report for additional information.

(5)
Purchase obligations represent amounts committed under legally enforceable supply agreements and non-cancelable purchase contracts. We do not include purchase obligations that can be canceled with a nominal fee.

(6)	Other long-term obligations consist of AROs.
Benefit payments related to our defined benefit plans are included in Note 7, Pension, Post-Retirement and Post Employment Plans, to the Consolidated Financial Statements included in this 2016 Annual Report, and are excluded from the table above.
To the extent we can reliably determine when payments will occur pertaining to our $128 million unrecognized tax benefit liabilities and $32.6 million environmental liability, the related amounts will be included in the table above.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with such liabilities at December 31, 2016, we are unable to make a reliable estimate as to the timing of such payments, and are therefore excluded from the table above.
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

There are no other arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Significant Accounting Policies and Critical Estimates
Our significant accounting policies are more fully described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2016 Annual Report.  As disclosed in Note 1, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that impact the reported amounts and accompanying disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  We apply judgment based on our understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.
Areas requiring the greatest degree of management judgment or deemed most critical to our financial reporting involve:
Revenue Recognition
We recognize revenue, including freight charged to customers, net of applicable rebates, estimates for sales returns and allowances and discounts, when the earnings process is complete. This occurs when products have been shipped to, or received by, the customer, in accordance with the terms of the agreement entered into between us and such customer, title and risk of loss has been transferred, pricing is fixed or determinable, and collectability is reasonably assured.
On a limited and discretionary basis, we allow certain distributors within the Agricultural Solutions segment extensions of credit on a limited portion of purchases made during a purchasing cycle, which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Credit Risk Management
Our products are sold primarily to customers in the automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling industries.  We are exposed to certain collection risks which are subject to a variety of factors, including economic and technological changes within these industries.  As is common industry practice, we generally do not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  For certain products used by customers on crops with growing seasons in excess of one year, it is industry practice for payment terms to exceed one year. Trade receivables related to these sales are classified as non-current assets.  We establish reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay. Customer accounts receivable that are deemed to be uncollectible are written off when they are identified and all reasonable collections efforts have been exhausted.
Inventories
Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in/first-out and average costs methods.  Inventories in excess of one year of forecasted sales are classified as non-current assets. We regularly review inventories for obsolescence and excess quantities and calculate reserves based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.
Stock-based Compensation
We expense employee stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards.  The fair value of RSU awards is determined using Monte Carlo simulations for market-based RSU awards, and the closing price of our common stock on the date of grant for all other RSU awards. The fair value of stock options is determined using the Black-Scholes option pricing model.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of judgment. Such assumptions include expectations related to stock price volatility, award terms, and judgments as to whether performance targets will be achieved.

Compensation costs for RSU awards reflects the number of awards expected to vest and is ultimately adjusted in future periods to reflect the actual number of vested awards. Compensation costs for awards with performance conditions are only recognized if and when it becomes probable that the performance condition will be achieved. The probability of vesting is reassessed at the end of each reporting period and the compensation costs are adjusted accordingly, with the cumulative effect of such a change on current and prior periods being recognized in compensation cost in the period of the change. Compensation costs for stock options are recorded ratably over the vesting term of the options, effected for forfeitures as they occur.
Earnings (Loss) per Share
Basic earnings (loss) per share of common stock excludes dilution and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share of common stock reflects the potential dilution that could occur if our outstanding equity instruments, under which additional shares of common stock could be issued, were exercised or converted into shares of common stock, including such effects the exercise or conversion has on earnings.  The treasury method is used to determine the dilutive impact of outstanding stock options and RSU awards, while the if-converted method is used to determine the dilutive impact of outstanding convertible securities.
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
During the fourth quarter of 2016, we performed our annual impairment test as of October 1, 2016 for our six reporting units which resulted in an impairment charge in the Performance Solutions segment of $46.6 million related to the Offshore Solutions reporting unit as a result of continuing weak oil prices. We are now experiencing the impact on our results, which slightly lag the overall industry, as this ultimately has caused the industry to depress its overall investments. There were no other impairments of goodwill in 2016, 2015 and 2014.
Within the Performance Solutions segment, we used a discounted cash flow analysis and considered guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units. The discount rates used ranged from 9% to 10% and the annual long term revenue growth rates assumptions are between 2% and 6.5%.
Additionally, as of the assessment date of October 1, 2016, the excess of the fair value of the Agro Business, a reporting unit within the Agricultural Solutions segment, over its carrying value was 21.7%. Goodwill assigned to the Agro Business reporting unit totaled $2.08 billion as of December 31, 2016. In 2015, the excess of the fair value of this reporting unit over its carrying value was 16.1%. Goodwill assigned to the Agro Business reporting unit totaled $1.87 billion as of December 31, 2015. The primary components of and assumptions used in the assessment consisted of the following:

•
Valuation Techniques - The Company uses a discounted cash flow analysis, which requires assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, the Company considers guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations.  The annual long term growth rates used in 2016 for the initial 8 year period ranged from 0.6% to 5.7% for the Agro Business. The long-term growth rate used in 2016 in determining the terminal value of the Agro Business were estimated at 3.0%.

The annual revenue growth rates used in 2015 for the initial 8 year period ranged from 1.3% to 7.2% for the Agro Business. The long-term growth rate used in 2015 in determining the terminal value of the Agro Business was estimated at 3.0%.

•
Discount Rate Assumptions - Discount rates were estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB-rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate for the Agro Business of 9.0% and 10.0% for 2016 and 2015, respectively.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

The estimated fair value of a reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions may impact whether the fair value of a reporting unit is greater than its carrying value.  Platform performed sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  In 2016, based on a sensitivity analysis performed for the Agro Business reporting unit, a 1% increase in WACC or a 1% decrease in the terminal value does not result in the carrying value being greater than the fair value. In 2015, based on the sensitivity analysis performed for the Agro Business reporting unit, a 1% decrease in the terminal growth rate did not result in the carrying value exceeding its fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, which would then make it necessary to proceed to the second step of the impairment test.
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets (including our tradenames) are reviewed for potential impairment on an annual basis, in the fourth quarter as of October 1, or more frequently when events or circumstances indicate that such assets may be impaired, by comparing their estimated fair values to their carrying values.  An impairment charge is recognized when the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value.  We use the “relief from royalty” method to estimate the fair value of tradename intangible assets for impairment.  The primary assumptions used to estimate the present value of cash flows from such assets include sales projections and growth rates being applied to a prevailing market-based royalty rate, the effects of which are then tax effected using a market participant corporate tax rate, and discounted using the WACC.  The WACC combines a required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, small stock risk premium, and a company specific risk premium, with the cost of debt based on BBB rated corporate bonds, adjusted using an income tax factor.  Assumptions concerning sales projections are impacted by the uncertain nature of global and local economic conditions in the various markets we serve.
Long-Lived Assets Including Finite-Lived Intangible Assets
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from 8 to 30 years for customer lists, 5 to 14 years for developed technology, 5 to 20 years for tradenames, and 1 to 5 years for non-compete agreements.  If circumstances require a long-lived asset group to be tested for possible impairment, we first determine whether the estimated undiscounted future cash flows expected to result from the use of the asset plus the net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset.  When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value based on a discounted cash flow approach, or, when available and appropriate, based on comparable market values.
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

We are subject to income taxes in the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.  The first step in evaluating the tax position for recognition is to determine the amount of evidence that supports a favorable conclusion for the tax position upon audit.  In order to recognize the tax position, we must determine whether it is more likely than not that the position is sustainable. The final evaluation step is to measure the tax benefit as the largest amount that has a more than 50% chance of being realized upon final settlement. Although we believe that the positions taken on income tax matters are reasonable, we establish tax reserves in recognition that various taxing authorities may challenge certain of those positions taken, potentially resulting in additional tax liabilities.
The Company accrues for non-income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated.
Employee Benefits and Pension Obligations
Amounts recognized in our audited Consolidated Financial Statements related to pension and other post-retirement benefits are determined from actuarial valuations.  Inherent in such valuations are assumptions including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels, and mortality rates.  These assumptions are updated annually and are disclosed in Note 7, Pension, Post-Retirement and Post-Employment Plans, to the Consolidated Financial Statements included in this 2016 Annual Report.  In accordance with GAAP, actual results that differ from the assumptions are accumulated in other comprehensive income and amortized over future periods and, therefore, affect expense recognized.
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
With respect to U.S. plans, our investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 70% of plan investments for long-term growth and 30% for near-term benefit payments.  We believe this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.  Plan assets consist primarily of corporate bond mutual funds, limited partnership interests, listed stocks and cash.  The corporate bond mutual funds held by the pension plan include primarily corporate bonds from companies from diversified industries located in the United States.  The listed stocks are investments in large-cap and mid-cap companies located in the United States.  The assets from the limited partnership investments primarily include listed stocks located in the United States.   The weighted average asset allocation of the Pension Plan was 21% equity securities, 35% limited partnership interests and managed equity funds, 19% bond mutual fund holdings and 5% cash at December 31, 2016.  ROA assumptions are determined annually based on a review of the asset mix as well as individual ROA performances, benchmarked against indexes such as the S&P 500 Index and the Russell 2000 Index.  In determining an assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the Pension Plan.  The asset allocation strategy and ROA assumptions for the non-U.S. plans are determined based on similar set of criteria adapted for local investments, inflation rates and in certain cases specific government requirements.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements in included in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2016 Annual Report, under the headings "Recently Adopted Accounting Pronouncements" and "Recently Issued Accounting Pronouncements Not Yet Adopted."
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. Dollar, our financial reporting currency.  In 2016, approximately 80% of our net sales were generated outside of the United States.  Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable.  Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. Dollar and the following currencies: Euro, Brazilian Real, Chinese Yuan, Japanese Yen and British Pound Sterling.  As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. Dollar. Our net foreign exchange currency losses for the year ended December 31, 2016 totaled $14.1 million.
We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. As of December 31, 2016, the aggregate U.S. Dollar notional amount of foreign currency forward contracts, none of which were designated as hedges, totaled $552 million. The market value of the foreign currency forward contracts at December 31, 2016 was a $2.4 million current liability, and net realized and unrealized losses on such contracts for the year ended December 31, 2016 totaled $9.5 million.
Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures, and from entering into trades for any currency to intentionally increase the underlying exposure.
Interest Rate Risk
We are also exposed to interest rate risk associated with our cash and cash equivalents, restricted cash, long-term debt, and other financing commitments.  At December 31, 2016, we had cash and cash equivalents of $423 million and total debt of $5.24 billion, including approximately $1.91 billion of variable interest rate debt based on either the one-month LIBOR or the one-month EURIBOR.  In August 2015, we entered into a series of pay-fixed, receive-floating interest rate swaps with respect to a portion of our indebtedness. The swaps effectively fix the floating rate portion of the interest payments on approximately $1.15 billion of our USD denominated debt and €282 million of our Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020. Our remaining variable interest rate debt remains subject to interest rate risk, as interest payments will fluctuate with market changes in the underlying interest rates.  A 100 basis point increase in the one-month LIBOR and one-month EURIBOR would result in a higher interest expense of approximately $7.4 million annually with respect to our remaining variable interest rate debt, inclusive of the effects of our existing interest rate swaps.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties.  The credit exposure related to these financial instruments is considered in the fair values of such contracts.  We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis.  As of December 31, 2016, we believe that our exposure to counterparty risk was immaterial.
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
Periodically, we may employ forward metals contracts or other financial instruments to hedge commodity price or other price risks.  Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases.  We continue to review a full range of business options focused on strategic risk management for all raw material commodities.  Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability.  We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. As of December 31, 2016, the aggregate U.S. Dollar notional amount of metals futures contracts to purchase and sell, none of which were designated as hedges, totaled $51.9 million, which includes embedded derivatives associated with supply agreements. Net realized and unrealized losses on such contracts for the year ended December 31, 2016 totaled $3.0 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2016 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses in our internal control over financial reporting identified below.
In light of these material weaknesses, prior to the filing of this 2016 Annual Report, management performed additional substantive and analytical procedures, including validating the completeness and accuracy of the underlying data used to support the amounts reported in Platform's financial statements. These control activities and other substantive and analytical procedures have allowed us to conclude that, notwithstanding the material weaknesses described below, the Consolidated Financial Statements included in this 2016 Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP. Based in part on these additional efforts, our CEO and CFO have included their Sarbanes-Oxley Sections 302 and 906 certifications as exhibits to this 2016 Annual Report.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Platform’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of Platform’s financial statements in accordance with GAAP, and that receipts and expenditures of Platform are being made only in accordance with authorizations of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Platform’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As required by Rule 13a-15 under the Exchange Act, management assessed the effectiveness of Platform’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the preparation of this 2016 Annual Report, management concluded that we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements.  This material weakness resulted in the following remaining material weaknesses:

•
The Company did not design and maintain effective controls over the accounting for acquired businesses. Specifically, the Company did not design and maintain effective controls to evaluate the reliability of information and assumptions used in purchase accounting and in the goodwill, indefinite-lived intangible asset, and long-lived asset impairment analyses.

•	The Company did not design and maintain effective controls over completeness, existence and accuracy related to the accounting for income taxes.

•
The Company did not design and maintain effective controls over the financial close process for the Agricultural Solutions segment. Specifically, the Company did not design and maintain effective business performance review controls to assess the completeness and accuracy of financial reporting within the Agricultural Solutions segment, and did not maintain controls related to the timely and complete reconciliation of accounts for the CAS and Agriphar businesses, which are part of the Agricultural Solutions segment.

These material weaknesses resulted in the restatement of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the periods ended March 31, 2015 and September 30, 2015. The material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected.
As a result of these material weaknesses, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2016 Annual Report.
Management's Remediation Initiatives
Over the course of the 2016 fiscal year, we continued to take substantial measures to remediate our material weaknesses. We have added significant resources with an appropriate level of accounting knowledge, experience and training in the application of GAAP. We also completed the implementation of a global tax reporting system during the first quarter of 2016, as part of our remediation efforts related to the accounting for income taxes.  We plan to continue our ongoing remediation efforts in order to improve, design and implement integrated processes to enhance our internal control over financial reporting, including:

•	implementing a global consolidation and planning system;

•	implementing control processes relating to newly-acquired businesses and non-routine transactions;

•	implementing enhanced monitoring controls relating to the financial reporting and performance of our newly-acquired businesses;

•	enhancing our financial planning and analysis function within our businesses and at the corporate level;

•	adding further qualified resources to our corporate and segment staff; and

•	enhancing the controllership function in our newly-acquired businesses.
While significant progress has been made, additional time is necessary to fully implement and demonstrate the effectiveness of these remediation initiatives and until remediated, the material weaknesses described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary. Our remediation efforts are also subject to ongoing Audit Committee oversight.  While we believe the foregoing efforts will effectively remediate the material weaknesses mentioned above, we currently do not have an expected timetable for the execution and completion of the remediation.
Changes to Internal Control Over Financial Reporting
As required by Rule 13a-15(d) under the Exchange Act, our management, including our CEO and CFO, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this 2016 Annual Report have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2016.
Item 9B. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
(b) On December 21, 2016, it was announced that John L. Cordani would be resigning from his position as Vice President - Legal, effective March 2, 2017.

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
The other information required by Item 10, including information regarding executive officers, directors, membership and function of the Audit Committee and the financial expertise of its members, appearing under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the 2017 Proxy Statement is incorporated by reference in this section. The information under the heading "Corporate Governance" in the 2017 Proxy Statement is also incorporated by reference in this section. Platform intends to file the 2017 Proxy Statement with the SEC no later than 120 days after December 31, 2016.
Item 11. Executive Compensation
The information appearing in the 2017 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of Compensation Committee," and "Executive Compensation" is incorporated by reference in this section. Platform intends to file the 2017 Proxy Statement with the SEC no later than 120 days after December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 appearing under the headings "Security Ownership" and "Executive Compensation - Equity Compensation Plan Information" in the 2017 Proxy Statement is incorporated herein by reference. Platform intends to file the 2017 Proxy Statement with the SEC no later than 120 days after December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information appearing in the 2017 Proxy Statement under the headings "Corporate Governance" and "Certain Relationships and Related Transactions" is incorporated by reference in this section. Platform intends to file the 2017 Proxy Statement with the SEC no later than 120 days after December 31, 2016.
Item 14. Principal Accounting Fees and Services
The information appearing in the 2017 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 3 - Ratification of Independent Registered Public Accountants for 2017 Fiscal Year" is incorporated by reference in this section. Platform intends to file the 2017 Proxy Statement with the SEC no later than 120 days after December 31, 2016.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
2.1	Share Purchase Agreement, dated as of October 20, 2014, between Nalozo S.à.r.l. and Platform	8-K	001-36272	2.1	10/21/2014
2.2	Amendment Agreement dated as of December 2, 2014, between Nalozo S.à.r.l. and Platform	8-K	001-36272	2.1	12/4/2014
2.3	Amendment Agreement, dated as of February 11, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform	8-K	001-36272	2.3	2/17/2015
2.4	Amendment Agreement, dated as of October 27, 2015, between Nalozo S.à.r.l., Nalozo L.P. and Platform	8-K	001-36272	2.4	10/30/2015
2.5	Settlement Agreement and Release, dated September 9, 2016, among Platform and MacDermid Agricultural Solutions, Inc. and Permira Advisers LLC, Nalozo S.à.r.l., and Nalozo L.P.	8-K	001-36272	2.1	9/12/2016
2.6	Rule 2.7 Announcement, dated as of July 13, 2015	8-K	001-36272	2.1	7/13/2015
2.7	Co-operation Agreement, dated as of July 13, 2015, by and among Platform, MacDermid Performance Acquisitions Ltd. and Alent plc	8-K	001-36272	2.2	7/13/2015
3.1 (a)	Certificate of Incorporation	S-4 POS	333-192778	3.1	1/24/2014
3.1 (b)	Certificate of Amendment of Certificate of Incorporation	8-K	001-36272	3.1	6/13/2014
3.1 (c)	Certificate of Designation of Series B Convertible Preferred Stock	8-K	001-36272	3.1	2/17/2015
3.1(d)	Certificate of Retirement of Series B Convertible Preferred Stock	8-K	001-36272	3.1	12/16/2016
3.2	Amended and Restated By-laws	10-K	001-36272	3.2	3/31/2014
4.1	Specimen Common Stock certificate	S-4/A	333-192778	4.1	1/2/2014
4.2	Indenture, dated as of February 2, 2015, among Escrow Issuer, the Trustee and the EUR Agent	8-K	001-36272	4.1	2/3/2015
4.3	Supplemental Indenture, dated as of February 13, 2015, among Platform, the Initial Guarantors, the Trustee and the EUR Agent	8-K	001-36272	4.2	2/17/2015
4.4	Second Supplemental Indenture, dated as of May 20, 2015, among Platform, the Subsequent Guarantors, the other Guarantors, the Trustee, and the EUR Agent	10-K	001-36272	4.4	3/11/2016

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
4.5	Third Supplemental Indenture, dated as of January 26, 2016, among Platform, the Subsequent Guarantors, the Trustee, and the EUR Agent	10-K	001-36272	4.5	3/11/2016
4.6	Fourth Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors, the Trustee and the EUR Agent	10-Q	001-36272	4.1	8/9/2016
4.7	Form of 6.50% senior notes due 2022 denominated in U.S. Dollars	8-K	001-36272	A-1 to 4.1	2/3/2015
4.8	Form of 6.00% senior notes due 2023 denominated in Euro	8-K	001-36272	A-2 to 4.1	2/3/2015
4.9	Indenture, dated as of November 10, 2015, among PSPC Escrow II Corp. and Trustee	8-K	001-36272	4.1	11/12/2015
4.10	Supplemental Indenture, dated as of December 1, 2015, among Platform, the Initial Guarantors and the Trustee	8-K	001-36272	4.2	12/4/2015
4.11	Second Supplemental Indenture, dated as of January 26, 2016, among Platform, the Subsequent Guarantors, and the Trustee	10-K	001-36272	4.1	3/11/2016
4.12	Third Supplemental Indenture, dated as of April 13, 2016, among Platform, the Subsequent Guarantors and the Trustee	10-Q	001-36272	4.2	8/9/2016
4.13	Form of 10.375% senior notes due 2021	8-K	001-36272	A to 4.1	11/12/2015
10.1	Joinder Agreement, dated as of December 1, 2015, among the Alent Guarantors named therein	8-K	001-36272	10.1	12/4/2015
†10.2	Employment Agreement, dated as of December 15, 2015, between Platform and Rakesh Sachdev (effective January 5, 2016)	8-K	001-36272	10.1	12/16/2015
†10.3	Time and Performance-Based Restricted Stock Unit Award Agreement by and between Platform and Rakesh Sachdev (effective January 5, 2016)	8-K	001-36272	10.2	12/16/2015
†10.4	Letter Agreement between Platform and Sanjiv Khattri, dated as of August 12, 2015 (effective September 14, 2015)	8-K	001-36272	10.1	8/18/2015
10.5	Severance Agreement by and between Scot R. Benson and MacDermid, dated June 6, 2013	10-Q	001-36272	10.6	5/10/2016
10.6	MacDermid, Incorporated Employees’ Pension Plan (as amended and restated generally effective January 1, 2009)	S-4	333-192778	10.6	12/11/2013
10.7	Second Amendment to MacDermid, Incorporated Employees’ Pension Plan, 2009 Restatement (effective as of January 1, 2009)	S-4/A	333-192778	10.8	1/2/2014
10.8	Amendment No. 1, dated as of December 13, 2013, to MacDermid, Incorporated Supplemental Executive Retirement Plan (as Previously Amended and Restated)	S-4/A	333-192778	10.9	1/2/2014
10.9	MacDermid, Incorporated Supplemental Executive Retirement Plan, effective April 1, 1994, as amended on February 25, 2005, and as further amended on July 11, 2013	S-4/A	333-192778	10.7	1/2/2014

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
†10.10	Platform Specialty Products Corporation Employee Savings and 401(k) Plan, effective as of January 1, 2014	S-8	333-205340	4.2(a)	6/29/2015
†10.11	Amendment No. 2 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of September 8, 2014	S-8	333-205340	4.2(b)	6/29/2015
†10.12	Amendment No. 3 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of November 17, 2014	S-8	333-205340	4.2(c)	6/29/2015
†10.13	Amendment No. 4 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated as of February 10, 2015	S-8	333-205340	4.2(d)	6/29/2015
†10.14	Amendment No.5 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated October 31, 2105	10-Q	001-36272	10.1	8/9/2016
†10.15	Amendment No.6 to Platform Specialty Products Corporation Employee Savings and 401(k) Plan, dated April 21, 2016	10-Q	001-36272	10.2	8/9/2016
†10.16	Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (effective as of November 1, 2013)	DEF14A	001-36272	Appendix A	4/25/2014
†10.17	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan (effective as of March 6, 2014)	DEF14A	001-36272	Appendix B	4/25/2014
†10.18	Form of Restricted Stock Unit Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	S-4	333-192778	10.11	1/2/2014
†10.19	Form of Performance-Based Restricted Stock Unit Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.2	3/25/2016
†10.20	Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.3	3/25/2016
10.21	Form of Long Term Cash Bonus Award Agreement – Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.2	3/11/2016
†10.22	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
†10.23	Form of Change in Control Agreement	8-K	001-36272	10.10	4/8/2016
10.24	Interim Facility Letter, dated as of July 13, 2015, by and among Platform Specialty Products Corporation, certain of its subsidiary guarantors, Credit Suisse AG and certain of its affiliates	8-K	001-36272	10.1	7/13/2015

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.25	Amended and Restated Credit Agreement, dated as of October 31, 2013, among, inter alia, Platform Acquisition Holding Limited, MacDermid Holdings, LLC, Matrix Acquisition Corp., MacDermid, Incorporated (as successor to Matrix Acquisition Corp., the borrower), the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Credit Suisse AG, as administrative agent and as collateral agent	S-4/A	333-192778	10.13	1/2/2014
10.26	Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	8/8/2014
10.27	Amendment No. 2, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.2	8/8/2014
10.28	Incremental Amendment No. 1, dated as of October 1, 2014, among the Company, MacDermid, Incorporated, MacDermid Holdings, LLC, certain subsidiaries of MacDermid Holdings, LLC and Platform party thereto, Barclays Bank PLC, as collateral agent and administrative agent, and the lenders party thereto	8-K	001-36272	10.1	10/1/2014
10.29	Amendment No.3, dated February 13, 2015, among, inter alia, Platform, Holdings, MacDermid, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	2/17/2015
10.30	Amendment No. 4, dated December 3, 2015, among, inter alia, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.3	12/4/2015
10.31	Amendment No. 5, dated October 14, 2016, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	10/17/2016

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.32	Amendment No. 6, dated December 6, 2016, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent	8-K	001-36272	10.1	12/7/2016
10.33	Form of Retaining Holder Securityholders Agreement	S-4/A	333-192778	10.14	1/2/2014
10.34	Advisory Services Agreement, dated October 31, 2013, by and between Platform Specialty Products Corporation and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
10.35	Letter Agreement with respect to Supplemental Executive Retirement Plan payment, dated as of October 29, 2013, between Platform Acquisition Holdings Limited and Daniel H. Leever	S-4/A	333-192778	10.16	1/2/2014
10.36	Security Holder’s Agreement dated as of November 7, 2013	S-4/A	333-192778	10.17	1/2/2014
10.37	Form of Option Deeds	S-4/A	333-192778	10.19	1/2/2014
10.38	Form of Interest Notice	S-4/A	333-192778	10.20	1/15/2014
10.39	Third Amendment to Amended and Restated MacDermid, Incorporated Employees’ Pension Plan, dated as of December 13, 2013	S-4/A	333-192778	10.21	1/2/2014
†10.40	Form of Non-Qualified Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4/A	333-192778	10.22	1/2/2014
†10.41	Form of Incentive Stock Option Agreement – Platform Specialty Products Corporation Equity Incentive Plan	S-4/A	333-192778	10.23	1/2/2014
10.42	Amended and Restated Pledge and Security Agreement, amended and restated as of October 31, 2013, among Platform, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	10-K	001-36272	10.25	3/31/2014
10.43	Registration Rights Agreement, dated as of May 20, 2014, between Platform Specialty, the placement agents thereto and the Investors stated therein	8-K	001-36272	10.1	5/21/2014
10.44	Form of registration rights agreement between Platform and the purchasers of the shares in the October/November 2014 Private Placement	8-K	001-36272	10.3	10/8/2014
10.45	Registration Rights Agreement, dated as of February 13, 2015, between Platform and Nalozo L.P.	8-K	001-36272	10.2	2/17/2015
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14	3/31/2014
21.1	List of subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X

		Incorporated by Reference				Included in this 2016 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Furnished herewith.
†	This Exhibit represents a management contract or a compensatory plan.
(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
Name: John P. Connolly
Title: Vice President, Corporate Controller and Chief Accounting Officer
Date:	March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Rakesh Sachdev	Director and Chief Executive Officer	March 10, 2017
Rakesh Sachdev	(Principal Executive Officer)

/s/ Sanjiv Khattri	Executive Vice President and Chief Financial Officer	March 10, 2017
Sanjiv Khattri	(Principal Financial Officer)

/s/ John P. Connolly	Vice President, Corporate Controller and Chief Accounting Officer	March 10, 2017
John P. Connolly	(Principal Accounting Officer)

/s/ Martin E. Franklin	Chairman of the Board	March 10, 2017
Martin E. Franklin

/s/ Ian G.H. Ashken	Director	March 10, 2017
Ian G.H. Ashken

/s/ Nicolas Berggruen	Director	March 10, 2017
Nicolas Berggruen

/s/ Michael F. Goss	Director	March 10, 2017
Michael F. Goss

/s/ Ryan Israel	Director	March 10, 2017
Ryan Israel

/s / E. Stanley O’Neal	Director	March 10, 2017
E. Stanley O’Neal

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Platform Specialty Products Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Platform Specialty Products Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date relating to the Company not maintaining a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with financial reporting requirements. This material weakness contributed to the following material weaknesses: (i) the Company did not design and maintain effective controls over the accounting for acquired businesses, specifically the effective evaluation of the reliability of information and assumptions used in purchase accounting and in the goodwill, indefinite-lived intangible asset, and long-live asset impairment analyses; (ii) the Company did not design and maintain effective controls over the completeness, existence and accuracy related to accounting for income taxes; and (iii) the Company did not design and maintain effective controls over the financial close process for the Agricultural Solutions segment, specifically effective business performance review controls to assess the completeness and accuracy of financial reporting within the Agricultural Solutions segment, and controls related to the timely and complete reconciliation of accounts for the CAS and Agriphar businesses, which are part of the Agricultural Solutions segment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2016 and 2015. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut

March 10, 2017

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales	$3,585.9	$2,542.3	$843.2
Cost of sales	2,078.2	1,550.4	446.6
Gross profit	1,507.7	991.9	396.6
Operating expenses:
Selling, technical, general and administrative	1,123.3	857.5	360.9
Research and development	84.4	62.8	26.2
Goodwill impairment	46.6	—	—
Total operating expenses	1,254.3	920.3	387.1
Operating profit	253.4	71.6	9.5
Other (expense) income:
Interest expense, net	(375.7)	(213.9)	(37.9)
(Loss) gain on derivative contracts	(12.5)	(74.0)	0.4
Foreign exchange loss	(14.1)	(43.4)	(2.7)
Other income (expense), net	100.8	30.4	(0.2)
Total other expense	(301.5)	(300.9)	(40.4)
Loss before income taxes and non-controlling interests	(48.1)	(229.3)	(30.9)
Income tax (expense) benefit	(28.6)	(75.1)	6.7
Net loss	(76.7)	(304.4)	(24.2)
Net loss (income) attributable to the non-controlling interests	3.0	(4.2)	(5.7)
Net loss attributable to stockholders	(73.7)	(308.6)	(29.9)
Stock dividend on Founder's preferred shares	—	—	(232.7)
Gain on amendment of Series B Convertible Preferred Stock	32.9	—	—
Net loss attributable to common stockholders	$(40.8)	$(308.6)	$(262.6)
Loss per share attributable to common stockholders
Basic	$(0.17)	$(1.52)	$(1.94)
Diluted	$(0.65)	$(1.52)	$(1.94)
Weighted average common shares outstanding
Basic	243.3	203.2	135.3
Diluted	272.3	203.2	135.3

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(76.7)	$(304.4)	$(24.2)

Other comprehensive income (loss)
Foreign currency translation adjustments	204.6	(777.1)	(121.6)

Pension and post-retirement plans:
Net actuarial gain (loss) arising during the period	5.9	(14.7)	(25.3)
Translation adjustment	2.5	0.1	0.6
Pension and post-retirement plans	8.4	(14.6)	(24.7)
Tax (expense) benefit	(0.9)	3.2	8.0
Gain (loss) on pension and post-retirement plans, net of tax	7.5	(11.4)	(16.7)

Unrealized (loss) gain on available for sale securities:
Unrealized holding (loss) gain on available for sale securities	(1.4)	1.7	0.1
Tax benefit (expense)	0.6	(0.6)	—
Unrealized holding (loss) gain on available for sale securities, net of tax	(0.8)	1.1	0.1

Derivative financial instrument revaluation:
Unrealized hedging gain (loss) arising during the period	2.3	(12.5)	(0.2)
Tax benefit	—	4.4	0.1
Gain (loss) on derivative financial instrument revaluation, net of tax	2.3	(8.1)	(0.1)

Other comprehensive income (loss)	213.6	(795.5)	(138.3)

Comprehensive income (loss)	136.9	(1,099.9)	(162.5)
Comprehensive loss attributable to the non-controlling interests	1.0	35.8	0.7
Comprehensive income (loss) attributable to stockholders	137.9	(1,064.1)	(161.8)
Stock dividend on Founder's preferred shares	—	—	(232.7)
Comprehensive income (loss) attributable to common stockholders	$137.9	$(1,064.1)	$(394.5)

 See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$422.6	$432.2
Accounts receivable, net of allowance for doubtful accounts of $36.7 and $14.4 at December 31, 2016 and 2015, respectively	1,054.8	1,023.0
Inventories	416.4	484.6
Note receivable	—	125.0
Prepaid expenses	71.3	72.2
Other current assets	106.1	100.6
Total current assets	2,071.2	2,237.6
Property, plant and equipment, net	460.5	491.6
Goodwill	4,178.9	4,021.9
Intangible assets, net	3,233.3	3,314.3
Other assets	110.2	124.8
Total assets	$10,054.1	$10,190.2
Liabilities and Stockholders' Equity
Accounts payable	$383.6	$450.3
Accrued salaries, wages and employee benefits	103.5	78.1
Current installments of long-term debt and revolving credit facilities	116.1	54.7
Accrued income taxes payable	82.5	65.1
Accrued expenses and other current liabilities	397.0	414.2
Total current liabilities	1,082.7	1,062.4
Long-term debt and capital lease obligations	5,122.9	5,173.6
Long-term retirement benefits, less current portion	73.8	80.5
Long-term deferred income taxes	663.2	678.8
Long-term contingent consideration	75.8	70.7
Other long-term liabilities	145.9	205.0
Total liabilities	7,164.3	7,271.0
Commitments and contingencies (Note 16)
Redeemable preferred stock - Series B	—	645.9
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock, 400,000,000 shares authorized; 284,221,168 and 229,464,157 shares issued and outstanding at December 31, 2016 and 2015, respectively.	2.8	2.3
Additional paid-in capital	3,981.3	3,520.4
Accumulated deficit	(573.5)	(532.7)
Accumulated other comprehensive loss	(674.5)	(886.1)
Total stockholders' equity	2,736.1	2,103.9
Non-controlling interests	153.7	169.4
Total equity	2,889.8	2,273.3
Total liabilities, redeemable preferred stock and stockholders' equity	$10,054.1	$10,190.2
See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(76.7)	$(304.4)	$(24.2)
Reconciliations of net loss to net cash flows provided by operating activities:
Depreciation and amortization	342.3	251.0	88.0
Deferred income taxes	(57.4)	(45.5)	(43.2)
Manufacturer's profit in inventory adjustment	11.7	76.5	35.5
Unrealized foreign exchange loss	43.8	97.3	2.0
Non-cash fair value adjustment to contingent consideration	5.1	6.8	29.1
Goodwill impairment	46.6	—	—
Other, net	(22.9)	29.8	7.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18.9)	66.7	4.9
Inventory	70.4	(7.3)	11.4
Accounts payable	(67.3)	83.2	10.9
Accrued expenses	25.4	51.5	(15.7)
Other assets and liabilities	(117.3)	15.3	(7.7)
Net cash flows provided by operating activities	184.8	320.9	98.2
Cash flows from investing activities:
Capital expenditures	(56.3)	(47.9)	(18.5)
Investment in registrations of products	(36.4)	(34.4)	—
Proceeds from sale of assets	20.6	25.8	0.6
Acquisition of business, net of cash acquired	1.3	(4,600.3)	(1,361.8)
Restricted cash	—	599.7	(600.0)
Note receivable	—	(125.0)	—
Settlement of foreign exchange contracts in connection with acquisition	—	(73.1)	—
Other, net	(3.9)	(1.3)	(3.0)
Net cash flows used in investing activities	(74.7)	(4,256.5)	(1,982.7)
Cash flows from financing activities:
Debt proceeds, net of discount and premium	3,300.9	3,921.8	678.8
Repayments of borrowings	(3,340.1)	(283.7)	(9.1)
Change in lines of credit, net	54.0	(12.4)	—
Proceeds from issuance of common stock, net	391.5	469.5	1,512.6
Payment of financing fees	(1.1)	(87.0)	(13.2)
Settlement of Series B Convertible Preferred Stock	(460.0)	—	—
Other, net	(47.4)	(7.0)	(0.2)
Net cash flows (used in) provided by financing activities	(102.2)	4,001.2	2,168.9
Effect of exchange rate changes on cash and cash equivalents	(17.5)	(30.7)	(10.1)
Net (decrease) increase in cash and cash equivalents	(9.6)	34.9	274.3
Cash and cash equivalents at beginning of period	432.2	397.3	123.0
Cash and cash equivalents at end of period	$422.6	$432.2	$397.3

Supplemental disclosure information:
Cash paid for interest	$360.1	$147.6	$36.3
Cash paid for income taxes	$121.2	$73.3	$27.5
Non-cash investing activities:
Unpaid capital expenditures included in accounts payable and accrued expenses	$7.1	$4.7	$2.4

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-controlling Interests	Total Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	2,000,000	$—	103,571,941	$—	$1,212.0	$(194.2)	$1.3	$1,019.1	$96.0	$1,115.1
Net (loss) income	—	—	—	—	—	(29.9)	—	(29.9)	5.7	(24.2)
Other comprehensive loss	—	—	—	—	—	—	(131.9)	(131.9)	(6.4)	(138.3)
Impact of Domestication	—	—	—	1.0	(1.0)	—	—	—	—	—
Issuance of common shares at $11.00 per share on January 5, 2014	—	—	3,959	—	—	—	—	—	—	—
Issuance of common shares to Directors on 7/31/14	—	—	9,242	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	11,139	—	0.2	—	—	0.2	—	0.2
Exercise of warrants for common shares at $11.50 per share	—	—	16,244,694	0.2	186.7	—	—	186.9	—	186.9
Issuance of common shares at $19.00 per share in connection with Private Placement Offering on May 20, 2014	—	—	15,800,000	0.2	300.0	—	—	300.2	—	300.2
Issuance costs in connection with Private Placement Offering on May 20, 2014	—	—	—	—	(13.8)	—	—	(13.8)	—	(13.8)
Issuance of common shares at $11.00 per share in connection with 401(k) Exchange Agreement	—	—	1,670,386	—	18.4	—	—	18.4	—	18.4
Issuance of common shares at $25.59 per share in connection with Private Placement Offering on October 8, 2014	—	—	16,060,960	0.2	410.8	—	—	411.0	—	411.0
Issuance costs in connection with Private Placement Offering on October 8, 2014	—	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of common shares in connection with Agriphar Acquisition	—	—	711,551	—	16.6	—	—	16.6	—	16.6
Issuance of common shares in connection with Chemtura Acquisition	—	—	2,000,000	—	52.0	—	—	52.0	—	52.0
Issuance of common shares at $25.59 per share on November 6, 2014	—	—	9,404,064		240.6	—	—	240.6	—	240.6
Issuance of common shares at $24.50 per share in connection with Public Offering on Nov. 17, 2014	—	—	16,445,000	0.2	402.7	—	—	402.9	—	402.9
Issuance costs in connection with Public Offering on November 17, 2014	—	—	—	—	(15.1)	—	—	(15.1)	—	(15.1)
Declaration of stock dividend on Founders' preferred shares	—	—	—	0.1	(0.1)	—	—	—	—	—
Recovery of short swing profits, net	—	—	—	—	0.5	—	—	0.5	—	0.5
Equity compensation expense	—	—	—	—	0.7	—	—	0.7	—	0.7
Conversion of PDH non-controlling interest to common shares	—	—	134,044	—	1.5	—	—	1.5	(1.5)	—
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total Stockholders' Equity	Non- controlling interests	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	2,000,000	$—	182,066,980	$1.9	$2,812.4	$(224.1)	$(130.6)	$2,459.6	$93.0	$2,552.6
Net (loss) income	—	—	—	—	—	(308.6)	—	(308.6)	4.2	(304.4)
Other comprehensive loss	—	—	—	—	—	—	(755.5)	(755.5)	(40.0)	(795.5)
Issuance of common stock to Founder Entities as stock dividend to Series A Preferred Stock declared on December 31, 2014	—	—	10,050,290	—	—	—	—	—	—	—
Issuance of common stock to former non-founder director for exercise of stock options	—	—	75,000	—	0.9	—	—	0.9	—	0.9
Conversion of PDH Common Stock into common stock	—	—	578,874	—	6.6	—	—	6.6	(6.6)	—
Issuance of common stock under ESPP	—	—	44,361	—	0.7	—	—	0.7	—	0.7
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Acquisition of non-controlling interest with Arysta Acquisition	—	—	—	—	—	—	—	—	125.4	125.4
Issuance of common stock at $26.50 per share in June 2015 Equity Offering	—	—	18,226,414	0.2	482.7	—	—	482.9	—	482.9
Issuance costs in connection with June 2015 Equity Offering	—	—	—	—	(15.0)	—	—	(15.0)	—	(15.0)
Issuance of common shares to non-employee	—	—	2,500	—	—	—	—	—	—	—
Acquisition of remaining interest in Arysta Colombia	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Issuance of common shares at $12.56 per share in connection with Alent acquisition on December 1, 2015	—	—	18,419,738	0.2	231.2	—	—	231.4	—	231.4
Sale of 50.65% ownership in Arysta Toyo Green Co LTD, including maintenance sub	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
 See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(In millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive (loss) income	Total Stockholders' Equity	Non- controlling interest	Total equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net loss	—	—	—	—	—	(73.7)	—	(73.7)	(3.0)	(76.7)
Other comprehensive income	—	—	—	—	—	—	211.6	211.6	2.0	213.6
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	325,431	—	3.8	—	—	3.8	(3.8)	—
Issuance of common stock under ESPP	—	—	136,060	—	0.9	—	—	0.9	—	0.9
Equity compensation expense	—	—	—	—	7.4	—	—	7.4	—	7.4
Issuance of common stock at $8.25 per share in the September 2016 Equity Offering	—	—	48,787,878	0.5	402.0	—	—	402.5	—	402.5
Issuance costs in connection with the September 2016 Equity Offering	—	—	—	—	(11.9)	—	—	(11.9)	—	(11.9)
Series B Convertible Preferred Stock settlement	—	—	5,500,000	—	54.9	32.9	—	87.8	—	87.8
Changes in non-controlling interests	—	—	—	—	3.8	—	—	3.8	(10.9)	(7.1)
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8

See accompanying notes to consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Company and Business – Platform Specialty Products Corporation was incorporated in Delaware in January 2014 and its common stock, par value $0.01 per share, trades on the NYSE under the ticker symbol “PAH.”
Platform is a global diversified producer of high-technology specialty chemical products. Platform's chemistry combines a number of ingredients to produce proprietary formulations. The Company is present in a wide variety of niche markets across multiple industries, including agricultural, animal health, electronics, graphic arts, plating, offshore oil and gas production and drilling. Platform sells and delivers its products to customers through its sales and service workforce, regional distributors, as well as manufacturing representatives.
As its name implies, Platform is also an acquisition vehicle with a strategy of acquiring and maintaining leading positions in niche segments of high-growth markets. As such, the Company continually seeks opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting its “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly technical sales and customer service, and managing conservatively its investments in fixed assets and capital expenditures.
Principles of Consolidation – The accompanying Consolidated Financial Statements are prepared in accordance with GAAP and include the accounts of Platform and all of its respective controlled subsidiaries. All subsidiaries are included in the Consolidated Financial Statements for the entire period. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of its subsidiaries from the date it acquires control or becomes the primary beneficiary. All intercompany accounts and transactions have been eliminated upon consolidation.
Use of Estimates – In preparing the Consolidated Financial Statements in conformity with GAAP, management must undertake decisions that impact the reported amounts and related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions upon which accounting estimates are based.  The Company applies judgment based on its understanding and analysis of the relevant circumstances to reach these decisions.  By their nature, these judgments are subject to an inherent degree of uncertainty.  Accordingly, actual results could differ significantly from the estimates applied.  Significant items subject to such estimates and assumptions include: the useful lives of fixed and intangible assets, allowances for doubtful accounts and sales returns, deferred tax asset valuation allowances, inventory valuation allowances, stock-based compensation, liabilities for employee benefit obligations, environmental liabilities, income tax uncertainties, valuation of goodwill, acquisition-related contingent consideration, intangible assets and other contingencies.
Summary of Significant Accounting Policies
Cash and Cash Equivalents – The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
The Company, from time to time, may be required to maintain cash deposits with certain banks with respect to certain contractual obligations. As of December 31, 2016 and 2015, the Company was required to maintain restricted cash deposits of $0.9 million and $0.3 million, respectively. Restricted cash is included in "Other current assets" in the Consolidated Balance Sheets.
Credit Risk Management – Platform's products are sold primarily to customers in the automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling industries.  The Company is exposed to certain collection risks which are subject to a variety of factors, including economic and technological changes within these industries.  As is common industry practice, the Company generally does not require collateral or other security as a condition of sale, rather relying on credit approval, balance limitation and monitoring procedures to control credit risk on trade accounts receivable.  For certain products that customers use on crops with growing seasons in excess of one year, it is industry practice for payment terms to exceed one year. Trade receivables related to these sales are classified as non-current assets. The Company establishes reserves against estimated uncollectible amounts based on historical experience and specific knowledge regarding customers’ ability to pay. Customer accounts receivable that are deemed to be uncollectible are written off when they are identified and all reasonable collections efforts have been exhausted.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivatives – The Company operates internationally, with manufacturing and sales facilities in various locations around the world, and uses certain financial instruments to manage its foreign currency exposures.  To qualify a derivative as a hedge at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction are specifically identified, and the likelihood of each forecasted transactions occurring is deemed probable.  If it is determined that the forecasted transaction will not occur, the gain or loss is recognized in current earnings.  Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.  The Company does not engage in trading or other speculative uses of financial instruments. It is the Company's policy to disclose the fair value of derivative instruments that are subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
The Company has used, and may use in the future, forward contracts and options to mitigate its exposure to changes in foreign currency exchange rates on third-party and intercompany forecasted transactions.  If hedge accounting is applied, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of other comprehensive income until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the Company records changes in the net fair value of the such contracts in "(Loss) gain on derivative contracts" in the Consolidated Statements of Operations.
The Company has also used, and may use in the future, contracts and options to mitigate its exposure to commodity prices in the precious metals markets.  Metal contracts that qualify as Normal Purchases are accounted for as executory contracts rather than as derivatives. Metals contracts that meet the definition of a derivative are recorded as a derivative asset or liability in the balance sheet and are subsequently marked-to-market every reporting period. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in the net fair value of the commodities futures contracts in "(Loss) gain on derivative contracts" in the Consolidated Statements of Operations.
Inventories – Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in/first-out and average costs methods.   Inventories in excess of one year of forecasted sales are classified as non-current in "Other assets" in the Consolidated Balance Sheets. The Company regularly reviews inventories for obsolescence and excess quantities, and adjusted accordingly based on historical write-offs, customer demand, product evolution, usage rates and quantities of stock on hand.
Property, Plant and Equipment – Property, plant and equipment is stated at cost less accumulated depreciation.  Equipment under capital lease arrangements is stated at the net present value of minimum lease payments.  The Company records depreciation on a straight-line basis over the estimated useful life of each asset.  Estimated useful lives by asset class are as follows:

Buildings and building improvements (years)	5	to	20
Machinery, equipment and fixtures (years)	3	to	15
Computer hardware and software (years)	3	to	7
Furniture and automobiles (years)	3	to	7
Leasehold improvements	Lesser of useful life or lease life
Maintenance and repair costs are charged directly to expense; renewals and betterments which significantly extend the useful life of the asset are capitalized.  Costs and accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are recorded to earnings in the period of disposal.
Business Combinations – The Company allocates the purchase price of acquisitions to tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquiree based on their estimated fair values at the acquisition date. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the end of the measurement period, are recorded as an adjustment to the associated goodwill. Acquisition-related expenses and restructuring costs, if any, are recognized separately from the business combination and are expensed as incurred.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Indefinite-Lived Intangible Assets – Goodwill represents the excess of the acquisition cost over the fair value of the identifiable net assets of an acquired business.  The Company does not amortize goodwill and other intangible assets that have indefinite useful lives; rather, goodwill and other intangible assets with indefinite lives are tested for impairment.  Goodwill is tested for impairment at the reporting unit level annually as of October 1, or when events or changes in circumstances indicate that goodwill might be impaired.
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
Indefinite-lived intangible assets consist of certain tradenames, which are reviewed for potential impairment on an annual basis as of October 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired.  Indefinite-lived intangible assets are reviewed for impairment by comparing the estimated fair values of the indefinite-lived intangible assets to their carrying values.  The estimated fair values of these intangible assets are determined using the “relief from royalty” approach.  An impairment loss is recognized when the estimated fair value of an indefinite-lived intangible asset is less than the carrying value.
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
Product Registrations – Product registrations represent external costs incurred to obtain distribution rights from regulatory bodies for certain products in the Company's Agricultural Solutions segment. These costs include laboratory testing, legal, regulatory filing and other costs. Only costs associated with products that are probable of generating future cash flows are capitalized. The capitalized costs are amortized over the useful lives of the registrations, which currently range from 12 to 14 years, and are included in "Selling, technical, general and administrative" expenses in the Consolidated Statement of Operations. Product registrations are evaluated for impairment in the same manner as other finite-lived intangible assets.
Asset Retirement Obligations – The Company records the fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred, if a reasonable estimate of fair value can be made.  Upon initial recognition of a liability, the Company capitalizes the cost of the AROs by increasing the carrying amount of the related long-lived asset.  Over time, the liability is increased for changes in its present value as accretion through interest expense and the capitalized cost is depreciated over the useful life of the related asset.
Contingencies and Commitments - The Company records accruals for loss contingencies and commitments which are both probable and reasonably estimable. Significant judgment is required to determine both probability and the estimated amount of loss. The Company reviews accruals on a quarterly basis and adjusts, as necessary, to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other current information.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included on the Consolidated Balance Sheets in “Accrued expenses and other current liabilities” and “Other long-term liabilities” at undiscounted amounts. Accruals for related insurance or other third-party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included on the Consolidated Balance Sheets in “Other current assets" and "Other assets."
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
401(k) - The Company also provides benefits under the PSP 401(k) Plan, for substantially all domestic employees, which consists of two components: a discretionary profit-sharing/non-elective component, funded by the Company, and a defined contribution 401(k) component.  Under the discretionary profit-sharing/non-elective component, the Company's non-elective contributions to the PSP 401(k) Plan totaled $3.4 million, $1.5 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are funded during the first quarters of each subsequent year.  Under the defined contribution 401(k) component, on a yearly basis, the Company may determine to make contributions that match some or all of the participants’ contributions. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $2.8 million, $1.4 million and $0.7 million to the PSP 401(k) Plan, respectively.
Post-retirement – The Company accrues for post-retirement health care benefits for U.S. employees hired prior to April 1, 1997.  The post-retirement health care plan is unfunded.
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, investments, accounts payable, contingent consideration, and debt.  The Company believes that the carrying value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable are representative of their respective fair values because of the short maturities of these instruments.  Available for sale equity investments are carried at fair value with net unrealized gains or losses included in "Accumulated other comprehensive loss" in the stockholders’ equity section of the Consolidated Balance Sheets.  See Note 11, Fair Value Measurements, to the Consolidated Financial Statements.
Equity Securities – Equity securities that have a readily determinable fair value are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are included in "Accumulated other comprehensive loss" in the stockholders’ equity section of the Consolidated Balance Sheets. Equity securities which do not have readily determinable fair values are recorded at cost and are evaluated whenever events or changes in circumstances indicate that the carrying values of such investments may be impaired. Equity securities are included in "Other assets" in the Consolidated Balance Sheets.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Factoring Arrangements - Accounts receivable factoring arrangements whereby accounts receivable are transferred to third parties without recourse to the Company are accounted for by derecognizing the trade receivables upon receipt of proceeds. Accounts receivable factoring arrangements whereby accounts receivable are transferred to third parties with substantial recourse to the Company are accounting for as financings.
Foreign Currency Translation – The Company’s foreign subsidiaries primarily use their local currency as their functional currency.  The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. Dollars using foreign currency exchange rates prevailing as of the balance sheet dates.  Revenue and expense accounts are translated at average foreign currency exchange rates for the periods presented.  Cumulative currency translation adjustments are included in "Accumulated other comprehensive loss" in the stockholders’ equity section of the Consolidated Balance Sheets.  Net gains and losses from transactions denominated in a currency other than the functional currency of the entity are included in "Foreign exchange loss" in the Consolidated Statements of Operations.
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
Cost of Sales – Cost of sales consists primarily of raw material costs and related purchasing and receiving costs used in the manufacturing process, direct salary and wages and related fringe benefits, packaging costs, shipping and handling costs, plant overhead and other costs associated with the manufacture and distribution of the Company’s products.  For the years ended December 31, 2016, 2015 and 2014 , cost of sales included a manufacturer’s profit in inventory adjustment of $11.7 million, $76.5 million and $35.5 million, respectively, associated with inventory revaluations related to the various Acquisitions.
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
Income Taxes – The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as the net change in deferred tax assets and liabilities during the period.  Deferred income taxes are recorded at currently enacted tax rates for temporary differences between the financial reporting and income tax bases of assets and liabilities.  A valuation allowance is assessed and recorded when it is estimated that it becomes more likely than not that the full value of a deferred tax asset may not be realized.  In addition, although management believes that its positions taken on income tax matters are reasonable, the Company establishes tax reserves in recognition that various taxing authorities may challenge certain of those positions taken, potentially resulting in additional tax liabilities. Deferred federal and state income taxes are not provided on the undistributed earnings of certain foreign subsidiaries where management has determined that such earnings have been indefinitely reinvested.
Stock-Based Compensation Plans – Stock-based compensation expense is recognized primarily within selling, technical, general and administrative expenses and is based on the value of the portion of equity-based awards that are ultimately expected to vest. The Company expenses employee stock-based compensation over the requisite service period based on the estimated grant-date fair value of the awards.  The fair value of RSU awards is determined using Monte Carlo simulations for market-based RSU awards, and the closing price of Platform's common stock on the date of grant for all other RSU awards. The fair value of stock options is determined using the Black-Scholes option pricing model.  The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates and involve inherent uncertainties and the application of judgment. Such assumptions include expectations related to stock price volatility, award terms, and judgments as to whether performance targets will be achieved.
Compensation costs for RSU awards reflects the number of awards expected to vest and is ultimately adjusted in future periods to reflect the actual number of vested awards. Compensation costs for awards with performance conditions are only recognized if and when it becomes probable that the performance condition will be achieved. The probability of vesting is reassessed at the

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

end of each reporting period and the compensation costs are adjusted accordingly, with the cumulative effect of such a change on current and prior periods being recognized in compensation cost in the period of the change. Compensation costs for stock options are recorded ratably over the vesting term of the options, effected for forfeitures as they occur.
Earnings (Loss) Per Common Share – Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per common share assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method, provided that the effects of which are not anti-dilutive.  For stock options and RSUs, it is assumed that the proceeds will be used to buy back shares.  For stock options, such proceeds equal the average unrecognized compensation plus the assumed exercise of weighted average number of options outstanding.  For unvested RSUs, the assumed proceeds equal the average unrecognized compensation expense.
Accounting Standards
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
Recently Issued Accounting Pronouncements Not Yet Adopted
Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This update clarifies the scope of Subtopic 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, and adds guidance for partial sales of nonfinancial assets. The guidance is effective for fiscal years and interim periods beginning after December 15, 2017 with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt this ASU concurrently with the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)," and is evaluating the impact of this ASU.
Intangibles - Goodwill and Other (Topic 350) - In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for annual goodwill tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of the ASU.
Business Combinations (Topic 805) - In January, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business.” The amendments in this update provide a more robust framework to use in determining whether or not a set of assets and activities constitute a business. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. This ASU may have a material impact on accounting for business and asset acquisitions if conclusions regarding whether the acquisitions represent a business are different subsequent to the adoption of this ASU.
Income Taxes (Topic 740) - In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other than Inventory." This update stipulates that entities recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.  The amendments in this guidance apply to assets other than inventory; for example, intellectual

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

property and property, plant and equipment.  The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted in the first quarter of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is continuing to evaluate the impact of this ASU.
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update was issued to reduce the differences in the classification of certain transactions in the statement of cash flows. The update addresses eight specific cash flow issues, including debt prepayment and extinguishment costs, zero coupon bond settlement, contingent consideration payments, insurance claim settlements, company-owned life insurance receipts/payments, distributions from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted. The Company is continuing to evaluate the impact of the ASU.
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
Revenue from Contracts with Customers (Topic 606) - In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which defers the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," for all entities by one year. As a result, the provisions of ASU No. 2014-09 will be effective prospectively for fiscal years and interim periods beginning after December 15, 2017. ASU No. 2014-09 (1) removes inconsistencies and weaknesses in revenue requirements, (2) provides a more robust framework for addressing revenue issues, (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, (4) provides more useful information to users of financial statements through improved disclosure requirements, and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance allows for the use of either a full retrospective method or modified retrospective transition method in adopting the provisions of this ASU. The FASB has issued the following amendments and supplements to the guidance of ASU Nos. 2014-09 and 2015-14, all of which become effective for fiscal years and interim periods beginning after December 15, 2017:

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guidance espoused in ASU No. 2014-09. This update also clarifies the accounting treatment for completed contracts and retrospective application of the standard to prior reporting periods.
The Company is currently in the process of evaluating and implementing this new guidance, as required, and at this time expects to use the modified retrospective basis starting in 2018. Platform will provide additional updates in future filings when appropriate.
Out of Period Adjustments
As previously disclosed in the Company's 2016 Q3 Form 10-Q, the Company identified and corrected an error that effected prior periods related to the allocation of expenses to non-controlling interests. On a cumulative basis since the first quarter of 2015, the Company determined $6.1 million of expenses were not properly allocated to its non-controlling interests resulting in an overstatement of “Non-controlling interests” and “Accumulated deficit” in the Company’s Consolidated Balance Sheets and an understatement of “Net loss attributable to non-controlling interests” and overstatement of “Net loss attributable to stockholders” in the Company's Consolidated Statements of Operations. Based on an analysis of qualitative and quantitative factors, management has concluded that this error was not material to the Company's 2015 or 2016 Consolidated Financial Statements.
Additionally, in connection with the preparation of the Company’s 2016 Consolidated Financial Statements, the Company identified and corrected an error in its 2015 Consolidated Financial Statements. This error was related to the original purchase accounting for the Arysta Acquisition. The Company used the foreign currency exchange rates as of January 31, 2015 rather than February 13, 2015, the date of the acquisition, to translate the balance sheet. Based on an analysis of qualitative and quantitative factors, management has concluded that this impact was not material to the Company’s 2015 and 2016 Consolidated Financial Statements. Accordingly, within the Consolidated Balance Sheet as of December 31, 2016, “Goodwill” was increased by $15.1 million with a corresponding offset to “Foreign Currency Translation Adjustments” within “Accumulated Other Comprehensive Income (Loss).”
The Company also identified and corrected an error related to the tax accounting for one of Arysta’s foreign subsidiary’s net operating loss carry-forwards in which the local tax law limited their use over time. This error resulted in an understatement of the valuation allowance on net foreign operating loss carrying-forwards of $22.4 million, $12.9 million of which should have been recorded as additional goodwill in purchase accounting, and $9.5 million which should have been recognized as income tax expense in 2015.  Based upon an analysis of qualitative and quantitative factors, management has concluded that this error was not material to the Company’s 2015 or 2016 Consolidated Financial Statements.
Misclassification
In connection with the preparation of the Company’s 2016 Consolidated Financial Statements, the Company identified an error in its 2015 Consolidated Financial Statements related to the classification of a portion of inventory that was not expected to be sold within a year that should have been reflected as a non-current asset. Based on an analysis of qualitative and quantitative factors, management has concluded that this misclassification was not material to the Company's 2015 Consolidated Financial Statements. Accordingly, within the Consolidated Balance Sheet as of December 31, 2015, $32.9 million was corrected from “Inventories” to “Other assets.”
2.  ACQUISITIONS OF BUSINESSES
2016 Activity
OMG Malaysia Acquisition
On January 31, 2016, Platform completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. The Company acquired OMG Malaysia by issuing a note payable for $125 million which was offset against a note receivable from the seller of the same amount.
The Company acquired OMG Malaysia to further enhance its Performance Solutions business segment in which OMG Malaysia is included.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 Activity
Alent Acquisition
On December 1, 2015, Platform completed the Alent Acquisition for approximately $1.74 billion in cash, net of acquired cash, and 18,419,738 shares of the Company's common stock at $12.56 per share, issued to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent.
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
OMG Acquisition
On October 28, 2015, Platform completed the OMG Acquisition for approximately $239 million in cash, net of acquired cash and purchase price adjustments.
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
Arysta Acquisition
On February 13, 2015, Platform completed the Arysta Acquisition for approximately $3.50 billion, consisting of $2.86 billion in cash, net of acquired cash and closing working capital adjustments, and including Arysta Seller transaction expenses paid by Platform, and the issuance to the Arysta Seller of $600 million of Platform’s Series B Convertible Preferred Stock with a fair value of $646 million. On December 13, 2016, Platform settled all of its Series B Convertible Preferred Stock obligations under a certain settlement agreement entered into with the Arysta Seller in September 2016. See Note 12, Stockholders' Equity, to the Consolidated Financial Statements, under the heading "Series B Convertible Preferred Stock."
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
The Company acquired Agriphar within its crop protection vertical as it believed Agriphar’s and CAS’ businesses were very complementary in terms of product range and distribution capabilities.  Legacy Agriphar was a European crop protection group supported by a team of researchers and regulatory experts which provided a wide range of fungicides, herbicides and insecticides with end markets primarily across Europe. Agriphar is included in the Company's Agricultural Solutions business segment.
Acquisition Net Sales and Net Income (Loss)
During the year of their respective acquisitions, net sales and net income (loss) contributed by the Company's Acquisitions were as follows:

(amounts in millions)	Year of Acquisition	Net Sales	Net Income (Loss)
OMG Malaysia	2016	$30.9	$3.2
Alent	2015	70.8	(12.4)
OMG	2015	20.7	(0.4)
Arysta	2015	1,197.0	(86.7)
CAS	2014	61.9	(20.5)
Agriphar	2014	26.1	(8.3)
As the integration continued to progress for the (1) OMG Malaysia, Alent, and OMG Acquisitions within the Company's Performance Solutions business segment, and the (2) Arysta, CAS and Agriphar Acquisition within the Agricultural Solutions business segment, discrete results reported by the acquired companies have been impacted by the integration initiatives and have become less comparable to prior periods. Therefore, it is impracticable to report discrete Acquisition-level results beyond the initial year of acquisition.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Price Allocation
The following table summarizes the consideration transferred and transaction costs incurred related to its acquisitions in 2016 and 2015 as well as the applicable amounts of identified assets acquired and liabilities assumed at the applicable acquisition date:

(amounts in millions)	OMG Malaysia	Alent	OMG	Arysta
Consideration
Cash, net	$(1.3)	$1,507.0	$239.1	$2,856.2
Equity instruments	—	231.4	—	645.9
Note receivable settlement	125.0	—	—	—
Total consideration	$123.7	$1,738.4	$239.1	$3,502.1

Acquisition costs	$0.5	$29.5	$7.4	$30.2

Identifiable assets acquired and liabilities assumed
Accounts receivable - contractual	$4.3	$177.4	$33.1	$738.9
- less uncollectible	—	(1.8)	(1.6)	(51.6)
Accounts receivable - fair value	4.3	175.6	31.5	687.3
Inventories	6.4	116.1	13.2	298.0
Other current assets	0.2	33.3	1.6	126.9
Property, plant and equipment	4.7	192.9	35.1	123.6
Identifiable intangible assets	43.9	682.9	77.9	1,773.0
Other assets	—	38.8	0.2	41.0
Current liabilities	(3.5)	(178.9)	(21.5)	(581.2)
Non-current deferred tax liability	(11.3)	(146.1)	(16.5)	(518.4)
Other long-term liabilities	—	(331.1)	(2.9)	(120.4)
Non-controlling interest	—	—	—	(125.2)
Total identifiable net assets	44.7	583.5	118.6	1,704.6
Goodwill	79.0	1,154.9	120.5	1,797.5
Total purchase price	$123.7	$1,738.4	$239.1	$3,502.1
The purchase accounting and purchase price allocation is complete for the OMG Acquisition. During the twelve months ended December 31, 2016, the Company increased non-current deferred tax liabilities by $2.9 million, accrued expense by $2.5 million, environmental liabilities by $1.5 million, and reduced other long-term liabilities by $2.6 million. The collective impact of these adjustments increased goodwill by $4.4 million.
The purchase accounting and purchase price allocation is complete for the Alent Acquisition. During the twelve months ended December 31, 2016, the Company increased environmental and ARO liabilities by $12.9 million, non-current deferred tax liabilities by $6.5 million, non-current other liabilities by $2.8 million, short-term assets held for sale by $4.0 million, investment assets by $2.7 million and non-current deferred tax asset by $3.2 million. The collective impact of these adjustments resulted in an increase of $12.7 million in goodwill.
The purchase accounting and purchase price allocation is complete for the OMG Malaysia Acquisition. Subsequent to the initial purchase price allocation, the Company updated the valuation of inventories, identifiable intangible assets and non-current deferred tax liability. The updated valuations resulted in decreases in inventories of $0.8 million and identifiable intangible assets of $15.1 million. The collective impact of the adjustments noted above resulted in a decrease of $3.8 million in non-current deferred tax liability, with corresponding adjustments reflected in goodwill.
The measurement period adjustments noted above have had an immaterial impact on the Company's Consolidated Statements of Operations for the year ended December 31, 2016.
The Company finalized the purchase accounting and purchase price allocation for the Arysta Acquisition during the twelve months ended December 31, 2015. The finalization of third-party valuations during the fourth quarter of 2015 resulted in an increase in

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-controlling interest of $101 million, an increase in property plant and equipment of $13.6 million, and an increase in identifiable intangible assets of $134 million. The collective impact of the adjustments noted above resulted in an increase of $25.7 million in non-current deferred tax liability, with corresponding adjustments reflected in goodwill.
The excess of the respective costs of the Acquisitions over the net of amounts assigned to the fair values of the assets acquired and the liabilities assumed is recorded as goodwill and represents the value of estimated synergies and the assembled workforces resulting from the Acquisitions. Of the $3.15 billion of goodwill recorded in connection with the OMG Malaysia, Alent, OMG and Arysta Acquisitions, $101 million is expected to be deductible for tax purposes as result of the OMG Malaysia and OMG Acquisitions.
Identifiable intangible assets recorded in conjunction with the OMG Malaysia, Alent, OMG and Arysta Acquisitions were as follows:

	OMG Malaysia		Alent			OMG		Arysta			Total
(in millions)	Fair Value	Weighted average useful life (years)	Fair Value		Weighted average useful life (years)	Fair Value	Weighted average useful life (years)	Fair Value		Weighted average useful life (years)	Fair Value	Weighted average useful life (years)
Customer lists	$41.0	15.0	$391.4		14.7	$49.0	24.3	$270.0		25.0	$751.4	19.1
Developed technology	2.9	5.0	203.3		10.0	28.0	10.0	1,250.0		12.0	1,484.2	11.7
Tradenames	—	—	85.8	(1)	20.0	0.9	10.0	253.0	(2)		339.7	18.3
In process - research and development	—	—	2.4	(2)	—	—	—	—		—	2.4	—
Total	$43.9	14.3	$682.9		13.2	$77.9	19.0	$1,773.0		14.3	$2,577.7	14.2
(1) Includes $81.4 million of indefinite-lived tradenames which have been excluded from the calculation of weighted average useful life.
(2) Excluded from the calculation of weighted average useful life.
Unaudited Pro Forma Net Sales and Net (Loss) Income Attributable to Stockholders
2016 Activity
The acquisition of OMG Malaysia was not material for purposes of pro forma presentation in the Company's Consolidated Financial Statements.
2015 Activity
The following unaudited pro forma summary presents consolidated information of the Company as if the Alent, OMG and Arysta Acquisitions had occurred on January 1, 2014:

	Year Ended December 31,
(amounts in millions)	2015	2014
Pro forma net sales	$3,582.4	$3,559.2
Pro forma net loss attributable to stockholders	(328.1)	(530.8)
In 2015, the Company incurred $35.9 million of acquisition-related expenses, net of taxes, which have been reflected in the pro forma earnings above as if they had been incurred on January 1, 2014.  These pro forma results have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2014, as well as the post-acquisition capital structure.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Activity
The following unaudited pro forma summary presents consolidated information of the Company as if the Agriphar and CAS Acquisitions had occurred on January 1, 2013:

Year Ended December 31,
(amounts in millions)	2014
Pro forma net sales	$1,405.9
Pro forma net income attributable to stockholders	46.4
In 2014, the Company incurred $29.8 million of acquisition-related expenses, net of taxes, which have been excluded from the 2014 pro forma earnings above in order to present such pro forma earnings as if the Agriphar and CAS Acquisitions had occurred on January 1, 2013. These pro forma results have been prepared to reflect fair value adjustments to intangible assets and the related amortization expense, net of tax, from January 1, 2013, as well as the post-acquisition capital structure.
Other
During the year ended December 31, 2014, the Company also acquired a business for $30.5 million, after certain post-closing working capital and other adjustments (including the assumption of approximately $0.4 million of indebtedness), within its Performance Solutions segment.  Pro forma revenue and earnings related to this business have not been presented as they were deemed not significant.
3.  INVENTORIES
The major components of inventory, on a net basis, were as follows:

	December 31,
(amounts in millions)	2016	2015
Finished goods	$273.8	$340.1
Work in process	37.1	28.5
Raw materials and supplies	135.9	148.9
Total inventory, net	446.8	517.5
Non-current inventory, net	(30.4)	(32.9)
Current inventory, net	$416.4	$484.6
Inventory classified as long-term at December 31, 2016 and 2015 was recorded in "Other assets" in the Consolidated Balance Sheets.
In connection with Platform's various acquisitions, the value of finished goods inventory was increased at the respective dates of acquisition to reflect fair value. For the years ended December 31, 2016, 2015 and 2014, $11.7 million, $76.5 million and $35.5 million, respectively, was charged to "Cost of sales" in the Consolidated Statements of Operations based on the estimated inventory turnover of the various Acquisitions.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

	December 31,
(amounts in millions)	2016	2015
Land and leasehold improvements	$101.5	$107.9
Buildings and improvements	141.8	143.8
Machinery, equipment, fixtures and software	290.5	276.8
Construction in process	36.7	21.4
Assets under capital lease
Land and buildings	7.7	6.4
Machinery and equipment	2.7	5.1
Total property, plant and equipment	580.9	561.4
Accumulated depreciation and amortization	(115.3)	(64.3)
Accumulated amortization of capital leases	(5.1)	(5.5)
Property, plant and equipment, net	$460.5	$491.6
For the years ended December 31, 2016, 2015 and 2014, the Company recorded depreciation and amortization expense of $75.0 million, $48.9 million and $20.6 million, respectively.
5.  GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
Balance, December 31, 2014	$961.2	$444.1	$1,405.3
Addition from acquisitions	1,258.3	1,697.1	2,955.4
Purchase accounting adjustments	—	80.2	80.2
Foreign currency translation	(72.3)	(346.7)	(419.0)
Balance, December 31, 2015	2,147.2	1,874.7	4,021.9
Addition from acquisitions	66.9	—	66.9
Purchase accounting adjustments	29.7	—	29.7
Impairment write-off	(46.6)	—	(46.6)
Foreign currency translation	(64.8)	156.7	91.9
Other	—	15.1	15.1
Balance, December 31, 2016 (*)	$2,132.4	$2,046.5	$4,178.9
(*) Includes accumulated impairment losses totaling $46.6 million associated with the Company's Performance Solutions segment.
The Company performs its annual impairment analysis of goodwill at the reporting unit level during the fourth quarter.  Platform's goodwill impairment testing analysis varies by reporting unit, using the qualitative approach for certain reporting units and an income approach derived from a discounted cash flow model to estimate the fair value of other reporting units.  Except for Offshore Solutions, within the Performance Solutions segment, the Company concluded that the fair values of the remaining reporting units exceeded the carrying values of their net assets based on the assessments used in the qualitative approach and the projections and other assumptions used in the analysis. Within Offshore Solutions, the Company recorded an impairment charge totaling $46.6 million as a result of continuing weak oil prices. The Company is now experiencing the impact on its results, which slightly lag the overall industry, as this ultimately has caused the industry to depress its overall investments. The fair value was determined

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using a combination of an income approach derived from a discounted cash flow model as well as market multiples. There was no impairment of goodwill in 2015 and 2014.
Within the Performance Solutions segment, we used a discounted cash flow analysis and considered guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units. The discount rates used ranged from 9.0% to 10.0% and the annual long term revenue growth rates assumptions are between 2.0% and 6.5%.
Additionally, as of the assessment date of October 1, 2016, the excess of the fair value of the Agro Business, a reporting unit within the Agricultural Solutions segment, over its carrying value was 21.7%. Goodwill assigned to the Agro Business reporting unit totaled $2.08 billion as of the assessment date. In 2015, the excess of the fair value of this reporting unit over its carrying value was 16.1%. Goodwill assigned to the Agro Business reporting unit totaled $1.87 billion as of the assessment date. The primary components of and assumptions used in the assessment consisted of the following:

•
Valuation Techniques - The Company uses a discounted cash flow analysis, which requires assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, the Company considers guideline company and guideline transaction information, where available, to aid in the valuation of the reporting units.

•
Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations.  The annual long term growth rates used in 2016 for the initial 8 year period ranged from 0.6% to 5.7% for the Agro Business. The long-term growth rate used in 2016 in determining the terminal value of the Agro Business was estimated at 3.0%.

The annual revenue growth rates used in 2015 for the initial 8 year period ranged from 1.3% to 7.2% for the Agro Business. The long-term growth rate used in 2015 in determining the terminal value of the Agro Business was estimated at 3.0%.

•
Discount Rate Assumptions - Discount rates were estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, small stock risk premium and a company specific risk premium, with the cost of debt, based on BBB-rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate for the Agro Business of 9.0% and 10.0% for 2016 and 2015, respectively.

•
Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above.  The estimated fair value of each reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.

The estimated fair value of a reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions may impact whether the fair value of a reporting unit is greater than its carrying value.  Platform performed sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values.  In 2016, based on a sensitivity analysis performed for the Agro Business reporting unit, a 1% increase in the WACC, or a 1% decrease in the terminal value, does not result in the carrying value being greater than the fair value. In 2015, based on the sensitivity analysis performed for the Agro Business reporting unit, a 1% decrease in the terminal growth rate did not result in the carrying value exceeding its fair value, however, a 1% increase in the WACC rate would have resulted in the carrying value of the net assets to exceed their fair value, making it necessary to proceed to the second step of the impairment test.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets, other than goodwill, which consists solely of tradenames, was $377 million and $360 million at December 31, 2016 and 2015, respectively. The Company found no indications of impairment related to its indefinite-lived intangible assets as a result of its annual impairment review.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

		December 31, 2016			December 31, 2015
(amounts in millions)	Weighted average useful life (years)	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value	Gross Carrying Amount	Accumulated Amortization and Foreign Exchange	Net Book Value
Customer lists	18.0	$1,245.9	$(174.5)	$1,071.4	$1,297.2	$(184.0)	$1,113.2
Developed technology (1)	11.6	2,022.1	(254.9)	1,767.2	2,260.9	(440.4)	1,820.5
Tradenames	7.7	25.1	(8.2)	16.9	24.2	(5.4)	18.8
Non-compete agreement	5.0	1.9	(1.1)	0.8	1.9	(0.5)	1.4
Total	14.0	$3,295.0	$(438.7)	$2,856.3	$3,584.2	$(630.3)	$2,953.9

(1) Includes in-process registration rights awaiting completion before amortization commences.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense on intangible assets of $267 million, $202 million and $67.4 million, respectively.
Estimated future amortization of intangible assets for each of the next five fiscal years is as follows:

(amounts in millions)	Amortization Expense
2017	$266.7
2018	266.5
2019	266.4
2020	261.7
2021	253.5
6.  LONG-TERM COMPENSATION PLANS
In June 2014, the Company's stockholders adopted the 2013 Plan, which is administered by the compensation committee of the Board, except as otherwise expressly provided in the 2013 Plan.  The Board approved a maximum of 15,500,000 shares of common stock (subject to increase in accordance with the terms of the 2013 Plan), which were reserved and made available for issuance under the 2013 Plan.
As of December 31, 2016, a total of 373,434 shares of common stock had been issued and 2,828,003 RSUs and options were outstanding under the 2013 Plan.

	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding as of December 31, 2015	1,006,436	501,634	329,802	175,000
Granted	2,145,066	1,754,868	—	390,198
Exercised/Issued	(7,642)	(7,642)	—	—
Forfeited	(140,857)	(131,367)	(9,490)	—
Outstanding as of December 31, 2016	3,003,003	2,117,493	320,312	565,198

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Classified RSUs
For the three years ended December 31, 2016, the Company issued the following RSU grants following their approval by the Board:

Year of Issuance:	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
2016	1,754,868	$10.85	33.8
2015	453,260	24.55	54.6
2014	151,352	26.13	42.5
In addition to RSUs containing service-only vesting conditions, the Company has issued RSUs for which vesting is also tied to performance or market conditions. Certain of these RSUs with performance or market vesting conditions also contain provisions for additional share awards in the event certain performance or market conditions are met at the end of specified measurement periods. These conditions were generally based on ROIC or TSR targets. As of December 31, 2016, the following equity classified RSUs were outstanding:

	December 31, 2016
Vesting Conditions:	Outstanding	Expected to vest	Weighted average remaining service period (months)	Potential additional awards
Service-based	782,566	782,566	23.5	—
Performance-based	717,917	586,200	25.9	437,867
Market-based	617,010	617,010	30.9	1,182,109
Total	2,117,493	1,985,776	26.5	1,619,976
During 2016, the Board approved 166,667 RSUs under the 2013 Plan subject to adjusted EBITDA performance conditions that must be achieved in the applicable vesting year which have yet to be set. These awards also include a multiplier of zero to 100% based upon adjusted EBITDA target benchmarks. As the target adjusted EBITDA benchmarks have not yet been established, these RSUs have been excluded from the grant activity presented above. The adjusted EBITDA target benchmarks are expected to be established in 2017 and 2018.
For all equity classified RSUs, shares are issued immediately upon satisfaction of vesting conditions.
For the years ended December 31, 2016, 2015 and 2014, compensation expense associated with these awards totaled $6.5 million, $0.8 million and $0.8 million, respectively. Compensation expense was calculated based on the grant date market value. As of December 31, 2016, unrecognized compensation expense associated with equity classified RSUs that are expected to vest was $17.5 million.
Liability Classified Share-Based Payments
During the year ended December 31, 2014, the Company granted to certain employees 329,823 RSUs that cliff vest on December 31, 2020.  These RSUs are subject to an adjusted EBITDA performance condition and a share price market condition.  Additionally, the number of shares of common stock to be issued was limited to a maximum cash value, requiring these awards to be classified as liabilities.  As of December 31, 2016, a total of 320,312 RSUs associated with these grants remained outstanding, with unrecognized compensation expense of approximately $6.0 million, which will be amortized over the remaining 4.0 years until they vest.
For the years ended December 31, 2016, 2015 and 2014, compensation expense (income) associated with these awards totaled $0.4 million, $(0.1) million and $0.6 million, respectively. Compensation expense was calculated based on a market value that is remeasured each reporting period. The Company currently expects all liability classified RSUs to vest.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
During the year ended December 31, 2016, the Company granted non-qualified stock options under the 2013 Plan as follows:

	Stock Options	Weighted average strike price per share	Weighted average grant date fair value per share
Stock options granted	390,198	$8.05	$4.35
All options granted during 2016 were subject to annual graded-vesting over a three-year period and had contractual lives of ten years from the grant date. The fair value of the grants was calculated using the Black-Scholes option pricing model at the grant date. As of December 31, 2016, there were 175,000 outstanding stock options with a weighted average exercise price of $11.50, which were considered exercisable and out-of-the-money, and 390,198 outstanding stock options which were unvested and had an aggregate intrinsic value of $0.7 million.
The following table provides the range of assumptions used in valuing the stock option grants using the Black-Scholes option pricing method:

Black-Scholes Input Assumptions
Weighted average expected term (years)	6.0
Expected volatility	53.0%
Risk-free rate	1.52% to 1.56%
Expected dividend rate	—%
Fair value price per share	$4.32 to $4.81
Weighted average expected term was calculated based on the simplified method for plain vanilla options as the Company had concluded that its historical share option exercise experience did not provide a reasonable basis upon which to estimate expected term and certain alternative information to assist with estimating it was not easily obtainable. Expected volatility was calculated based on a blend of the implied and historical equity volatility of an index of comparable companies. Risk-free rate of return was based on an interpolation of U.S. Treasury rates to reflect an expected term of six years at the date of grant.
For the year ended December 31, 2016, the Company recognized compensation expense associated with stock options of $0.5 million. For the years ended December 31, 2015 and 2014, stock option expense totaled zero. Compensation expense was calculated based on the grant date market value. As of December 31, 2016, unrecognized compensation expense associated with unvested portions of outstanding options was $1.3 million. The Company currently expects all stock options to vest.
Long-Term Cash Bonus Plan
During the year ended December 31, 2015, the Company established the LTCB under the 2013 Plan. As of December 31, 2016, the plan provided participants the potential right to receive bonuses totaling $9.8 million, a decrease of approximately $5.5 million from December 31, 2015 due to forfeitures. Benefits under the plan vest over periods ranging from 36 to 62.5 months and include adjusted EBITDA performance targets, which were subject to appropriate and equitable adjustments by the Board's compensation committee in order to reflect any subsequent acquisition, divestiture or other corporate reorganizations, as necessary. At December 31, 2016, the Company assessed that the performance conditions associated with the LTCB were improbable of being met during the specified measurement periods. As a result, the Company ceased accruing compensation expense associated with these awards and reversed the previously recorded compensation expense.
For the years ended December 31, 2016 and 2015, compensation (income) expense associated with the LTCB totaled $(0.1) million and $0.1 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan
The Company adopted the ESPP in 2014. The Board approved a maximum of 5,178,815 shares of common stock, which were reserved and made available for issuance under the plan. As of December 31, 2016, a total of 191,560 shares had been issued under the ESPP and approximately 1,100 employees were eligible to participate in the ESPP.
For the years ended December 31, 2016 and 2015, compensation expense associated with the ESPP totaled $0.4 million and $0.1 million, respectively. For the year ended December 31, 2014, such compensation expense was de minimis.
7.  PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
The Company has multiple deferred compensation arrangements, as described below, which include defined benefit pension plans for certain domestic and foreign employees, a SERP for certain executive officers, and a post-employment benefits program for certain domestic employees.  Aggregate (loss) income reported in net earnings for these plans by the Company for the years ended December 31, 2016, 2015 and 2014 totaled $(4.1) million, $1.0 million and $2.1 million, respectively.
Domestic Defined Benefit Pension Plan
This domestic pension plan, a non-contributory defined benefit pension plan, is closed to new participants.  Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels.  As of December 31, 2016 and 2015, the projected benefit obligation for this pension plan was $206 million and $217 million, respectively. In 2016, the Company offered to certain eligible terminated vested plan participants an option to take an one-time lump-sum distribution in lieu of future monthly pension payments, which reduced the pension benefit obligations by approximately $22.9 million and fully settled the liabilities with the participants electing to opt for a settlement. The decrease above was partially offset by the actuarial loss caused by lower a discount rate in 2016.
An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies.  The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes.  The investment policies attempt to achieve a mix of approximately 70% of plan investments for long-term growth and 30% for near-term benefit payments.  The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans.  Plan assets consist primarily of limited partnership interests, listed stocks, equity security funds, and a short-term Treasury bond mutual fund. The listed stocks are investments in large-cap and mid-cap companies located in the United States.  The limited partnership funds primarily include listed stocks located in the United States.  The weighted average asset allocation of this pension plan was 21% equity securities, 35% limited partnership interests and managed equity funds, 20% collective investment funds, 19% bond mutual fund holdings, and 5% cash at December 31, 2016.  As of December 31, 2015, the weighted average asset allocation of this pension plan was 17% equity securities, 40% limited partnership interests and managed equity funds, 21% collective investment funds, 18% bond mutual fund holdings, and 4% cash.
Actual pension expense and future contributions required to fund this pension plan will depend on future investment performance, changes in future discount rates, the level of Company contributions, and various other factors related to the populations participating in this pension plan.  The Company evaluates the plan's actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rate, and adjusts the assumptions, as necessary, to ensure proper funding levels are maintained so that the plan can meet obligations as they become due.
Supplemental Executive Retirement Plan
The Company sponsors a SERP that entitles certain executive officers to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code.  Covered compensation under the SERP's includes an employee’s annual salary and bonus.  As of December 31, 2016 and 2015, the projected benefit obligation under the SERP was $7.9 million and $13.5 million, respectively.

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
The measurement date used to determine U.K. Pension Plan benefits is December 31.  Effective October 13, 2014, the trustees of the U.K. Pension Plan entered into a “Buy-In” agreement with Pension Insurance Corporation plc, or PIC, to transfer the benefit obligation to PIC for approximately GBP 49.7 million.  The “Buy-in” phase of the U.K. Pension Plan is expected to convert into a "Buy-out" during 2017, at which point the obligation will be settled and a gain or loss will be recorded.

The projected benefit obligation of the U.K. Pension Plan was $72.0 million and $85.8 million at December 31, 2016 and 2015, respectively. The decrease in 2016 was primarily driven by a declining value of the British Pound Sterling against the U.S. Dollar, partially offset by an increase in value due to changes in financial assumptions caused by declining interest rates and rising inflation expectations over the year. As of December 31, 2016, $10.0 million was included in "Accumulated other comprehensive loss" on the Consolidated Balance Sheets related to the U.K. Pension Plan, which is expected to be recognized in connection with the ”Buy-out” agreement once the benefit obligations are transferred and settled.
As of December 31, 2016, 92% of the U.K. Pension Plan portfolio is held as an insurance “buy-in” policy, with the remaining 6% being held in pooled bond funds, and 2% in cash. As of December 31, 2015, 90% of the U.K. Pension Plan portfolio was held as an insurance “buy-in” policy, 9% was held in pooled bond funds, and 1% was held in cash.  An independent trustee committee, appointed by Company management and employees participating in the U.K. Pension Plan meet to assess risk factors, rates of return, and asset allocations prescribed by the committee’s investment policy statement.  In addition, an annual review is conducted to ensure that proper funding levels are maintained so the U.K. Pension Plan can meet its obligations as they become due.
The Company also has retirement and death benefit plans covering employees in Taiwan and certain former employees in Germany, as well as longevity plans covering employees in France.  These plans are not significant, individually or in the aggregate, to the consolidated financial position, results of operations or cash flows of Platform.  Information for these plans, along with the U.K. Pension Plan, is included in the tables below. The Company also has certain foreign benefit plans that do not qualify for pension accounting and are recorded in "Long-term retirement benefits, less current portion" in the Consolidated Balance Sheets.
Certain other foreign subsidiaries maintain benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting.  These benefit plans had obligation balances of $5.1 million and $6.1 million as of December 31, 2016 and 2015, respectively, and are excluded from Retirement Benefits and from the accompanying tables of pension benefits.
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire).
Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits.  The subsidy level is based on the date of retirement from MacDermid.  The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5% for those retiring prior to March 31, 1989 and 3% for those retiring after April 1, 1989.  Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2016 comprised 31% retirees, 42% fully eligible active participants and 27% other participants.  The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% and 4%, based on the date of retirement. As a result of the above mentioned plan limits, the effect of an increase in the healthcare cost trend on the Company's accumulated benefit obligation and the service and interest costs associated therewith is limited to an immaterial amount.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit cost of the Domestic and Foreign Pension Plans were as follows:

	Pension & SERP Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
Net periodic benefit expense:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$1.8	$—	$1.4	$—	$0.8
Interest cost on the projected benefit obligation	10.1	3.1	6.8	2.8	6.9	3.0
Expected return on plan assets	(11.6)	(2.6)	(9.9)	(2.7)	(9.7)	(3.5)
Amortization of prior service cost	—	0.6	—	—	—	—
Amortization of actuarial net loss	—	0.2	—	—	—	—
Plan curtailments	—	(0.1)	—	—	—	—
Plan settlements	1.7	0.2	—	—	—	—
Net periodic cost (benefit)	$0.2	$3.2	$(3.1)	$1.5	$(2.8)	$0.3

	Post-retirement Medical Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
Net periodic benefit expense:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.1	$0.1	$0.1	$0.1	$—
Interest cost on the projected benefit obligation	0.4	0.2	0.3	0.1	0.3	—
Net periodic cost	$0.4	$0.3	$0.4	$0.2	$0.4	$—
The weighted average key assumptions used to determine the net periodic benefit cost of the Domestic and Foreign Pension Plan liabilities are as follows:

	Pension and SERP Benefits
	Year Ended December 31,
	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate	4.6%	2.8%	4.2%	2.5%	5.2%	4.2%
Rate of compensation increase	3.5%	3.3%	3.5%	2.9%	4.0%	3.4%
Long-term rate of return on assets	6.5%	2.9%	7.4%	2.5%	7.8%	4.2%

	Post-retirement Medical Benefits
	Year Ended December 31,
	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate	4.4%	14.0%	4.2%	14.5%	5.1%	12.4%

The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize changes in plan assets and funded status of the Company’s pension and SERP plans:

	Pension and SERP Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
Change in Projected Benefit Obligation:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$230.5	$112.7	$157.6	$88.3	$137.4	$73.1
Additions	—	2.7	—	—	—	—
Acquisitions	—	—	82.6	22.6	—	—
Service cost	—	1.8	—	1.4	—	0.8
Plan amendments	—	(6.9)	—	8.9	—	—
Interest cost	10.1	3.1	6.8	2.8	6.9	3.0
Plan curtailment	—	(0.1)	—	—	—	—
Actuarial loss (gain) due to assumption change	—	14.5	(11.4)	0.3	18.1	20.2
Actuarial loss (gain) due to plan experience	5.0	(2.1)	(0.1)	1.1	(0.6)	1.6
Benefits and expenses paid	(9.2)	(6.6)	(5.0)	(6.6)	(4.2)	(4.3)
Settlement	(22.9)	(2.5)	—	—	—	(0.5)
Foreign currency translation	—	(13.6)	—	(6.1)	—	(5.6)
End of period balance	$213.5	$103.0	$230.5	$112.7	$157.6	$88.3

	Pension and SERP Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
Change in Fair Value of Plan Assets:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$184.5	$93.7	$134.0	$94.5	$127.0	$88.1
Acquisitions	—	—	62.5	8.1	—	—
Actual return on plan assets, net of expenses	17.9	11.3	(7.0)	3.1	11.2	16.0
Employer contributions	6.2	2.5	—	0.5	—	0.2
Benefits paid	(9.1)	(6.6)	(5.0)	(6.6)	(4.2)	(3.5)
Settlement	(22.9)	(2.5)	—	—	—	(0.5)
Foreign currency translation	—	(13.4)	—	(5.9)	—	(5.8)
End of period balance	176.6	85.0	184.5	93.7	134.0	94.5
Funded status of plan	$(36.9)	$(18.0)	$(46.0)	$(19.0)	$(23.6)	$6.2
The aggregate accumulated benefit obligation for all defined benefit pension plans was $300 million and $327 million at December 31, 2016 and 2015, respectively.  As of December 31, 2016, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $228 million and $186 million, respectively.  As of December 31, 2015, the aggregate accumulated benefit obligation and aggregate fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $327 million and $278 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes in the Company’s post-retirement medical benefit obligations:

	Post-retirement Medical Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
Change in Accumulated Post-retirement Benefit:	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Beginning of period balance	$9.4	$1.4	$7.4	$0.3	$6.8	$0.3
Acquisitions	—	—	2.3	1.5	—	—
Service cost	0.1	0.1	—	0.1	0.1	—
Interest cost	0.4	0.2	0.3	0.2	0.3	—
Employee contributions	0.3	—	0.2	—	—	—
Actuarial loss (gain) due to assumption change	—	0.5	(0.5)	(0.2)	0.5	—
Actuarial loss (gain) due to plan experience	0.2	0.6	0.3	(0.1)	—	—
Other	—	0.4	—	(0.3)	—	—
Benefits and expenses paid	(0.8)	(0.1)	(0.6)	(0.1)	(0.3)	—
End of period balance	$9.6	$3.1	$9.4	$1.4	$7.4	$0.3
Amounts included in the Consolidated Balance Sheets consist of the following:

	December 31,
(amounts in millions)	2016	2015
Prepaid pension assets
Foreign pension	$4.0	$—
Total included in other assets	$4.0	$—
Other current liabilities
Domestic pension	$0.7	$6.7
Foreign pension	0.6	0.6
Domestic post-retirement medical benefits	0.6	0.6
Foreign post-retirement medical benefits	0.2	0.1
Total included in accrued expenses and other current liabilities	$2.1	$8.0
Retirement benefits, less current portion
Domestic pension and SERP	$36.2	$39.3
Foreign pensions	21.4	18.4
Domestic post-retirement medical benefits	9.0	8.8
Foreign post-retirement medical benefits	2.9	1.3
Total included in long-term retirement benefits, less current portion	$69.5	$67.8
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities are as follows:

	Pension and SERP Benefits
	December 31, 2016		December 31, 2015
	Domestic	Foreign	Domestic	Foreign
Discount rate	4.2%	2.3%	4.6%	2.8%
Rate of compensation increase	3.5%	3.0%	3.5%	3.4%

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Post-retirement Medical Benefits
	December 31, 2016		December 31, 2015
	Domestic	Foreign	Domestic	Foreign
Discount rate	4.2%	12.2%	4.4%	14.0%
Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of the following:

	Pension and SERP Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net actuarial loss	$(12.8)	$(12.3)	$(15.8)	$(10.5)	$(10.4)	$(10.1)
Prior service costs	(0.1)	(0.3)	—	(8.5)	—	—
Total	$(12.9)	$(12.6)	$(15.8)	$(19.0)	$(10.4)	$(10.1)

	Post-retirement Medical Benefits
	Year Ended December 31,
(amounts in millions)	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Net actuarial (loss) gain	$(0.6)	$(1.1)	$(0.4)	$0.2	$(0.6)	$—
The major categories of assets in the Company’s various defined benefit pension plans as of December 31, 2016 and 2015 are presented in the tables that follow below. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy as explained in Note 11, Fair Value Measurements. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority, and Level 3 having the lowest. The Company’s domestic and foreign post-retirement plans are unfunded.
The amount of estimated prior service costs for the Company's Pension Plans and SERP plans that will be reclassified from "Accumulated other comprehensive loss" into net periodic cost over the next 12 months is immaterial.
The fair value of plan assets as of December 31, 2016 were classified in the fair value hierarchy as follows:

		Fair Value Measurements Using
(amounts in millions)	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$31.1	$31.1	$—	$—
Mutual funds holding domestic securities	5.5	5.5	—	—
U.S. Treasuries	4.9	—	4.9	—
Mutual funds holding U.S. Treasury Securities	12.0	12.0	—	—
Mutual funds holding fixed income securities	14.6	14.6	—	—
Insurance "Buy-In" Policy (a)	70.2	—	—	70.2
Foreign public bonds	5.1	—	5.1	—
Corporate bonds	1.2	—	1.2	—
Cash and cash equivalents	15.1	15.1	—	—
Sub-Total	159.7	$78.3	$11.2	$70.2
Assets using NAV as a practical expedient	101.9
Total	$261.6

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets as of December 31, 2015 were classified in the fair value hierarchy as follows:

		Fair Value Measurements Using
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Domestic equities	$26.3	$26.3	$—	$—
Foreign equities	0.3	0.3	—	—
Mutual funds holding domestic securities	4.9	4.9	—	—
U.S. Treasuries	5.0	—	5.0	—
Mutual funds holding U.S. Treasury Securities	11.9	11.9	—	—
Mutual funds holding fixed income securities	16.1	16.1	—	—
Insurance "Buy-In" Policy (a)	77.2	—	—	77.2
Foreign public bonds	2.9	—	2.9	—
Corporate bonds	1.5	—	1.5	—
Designated benefit fund(b)	1.3	—	1.3	—
Cash and cash equivalents	11.2	11.2	—	—
Sub-Total	158.6	$70.7	$10.7	$77.2
Assets using NAV as a practical expedient	119.6
Total	$278.2

(a)	This category represents assets in the U.K. Pension Plan invested in insurance contract with PIC in connection with the “Buy-In” of the U.K. Pension Plan.

(b)	This category includes assets held in a fund with the Bank of Taiwan as prescribed by the Taiwan government in accordance with local statutory rules.
The methods and assumptions used to estimate the fair value of each category of the Company’s plan assets were as follows:

•
Level 1 assets include investments in publicly traded equity securities and mutual funds. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges.

•
Level 2 assets include global fixed-income securities. The fair value of plan assets invested in fixed-income securities is generally determined using market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings.

•
Level 3 assets include investments in pooled funds holding real estate in the United Kingdom which were valued using discounted cash flow models that consider long-term lease estimates, future rental receipts and estimated residual values. The decrease in fair value is attributable to a change in the discount rate used in the valuation model and foreign currency effects.

•
Assets using NAV as a practical expedient include limited partnership interests and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	December 31,
(amounts in millions)	2016	2015
Fair value measurements using significant unobservable inputs (Level 3)
Beginning balance	$77.2	$83.2
Changes in fair value	(7.0)	(6.0)
Purchases, sales and settlements(1)	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$70.2	$77.2
(1) There were no purchases, sales, or settlements, on a gross basis, for the years ended December 31, 2016 and 2015.
As of December 31, 2016, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-retirement Medical Benefits	Total
(amounts in millions)	Domestic	Foreign
2017	$12.1	$5.7	$0.7	$18.5
2018	11.2	1.5	0.8	13.5
2019	12.1	1.6	0.8	14.5
2020	12.0	1.7	0.8	14.5
2021	12.1	1.8	0.8	14.7
Subsequent five years	64.1	9.8	4.0	77.9
Total	$123.6	$22.1	$7.9	$153.6
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2016, at which time the minimum contribution level for the following year was determined.  The Company's expected future contribution to the pension and other post-retirement plans is $2.9 million in 2017.
8. INCOME TAXES
Losses before income taxes and non-controlling interests were as follows:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Domestic	$(229.1)	$(290.8)	$(103.9)
Foreign	181.0	61.5	73.0
Total	$(48.1)	$(229.3)	$(30.9)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Current:
U.S.:
Federal	$0.1	$0.7	$(0.6)
State and local	0.4	(0.2)	0.4
Foreign	85.5	120.1	36.7
Total current	86.0	120.6	36.5
Deferred:
U.S.:
Federal	1.9	6.4	(18.3)
State and local	(0.2)	(5.2)	0.4
Foreign	(59.1)	(46.7)	(25.3)
Total deferred	(57.4)	(45.5)	(43.2)
Income tax expense (benefit)	$28.6	$75.1	$(6.7)
Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss, as a result of the following:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Taxes computed at U.S. statutory rate	$(16.8)	$(80.3)	$(10.8)
State income taxes, net of federal benefit	0.1	(3.6)	0.8
Foreign tax on foreign operations	(17.2)	(25.3)	(12.5)
U.S. tax on foreign operations	29.0	31.1	4.8
Net change in reserve	(24.1)	27.5	1.5
Change in valuation allowances	68.4	72.6	0.2
Provision for tax on undistributed foreign earnings	26.8	5.0	(3.7)
Change of tax rate	11.8	(1.0)	(0.5)
Impact of transaction costs	(24.5)	40.5	6.5
Purchase price contingency	1.3	0.4	6.6
Settlement of Series B Convertible Preferred Stock	(34.3)	—	—
Goodwill impairment	6.2	—	—
Other, net	1.9	8.2	0.4
Income tax expense (benefit)	$28.6	$75.1	$(6.7)
Effective tax rate	(59.5)%	(32.8)%	21.7%
As of December 31, 2015, the Company had approximately $390 million of indefinitely reinvested foreign earnings for which no U.S. income tax or foreign tax had been provided. During the fourth quarter of 2016, the Company changed its intent with regard to the indefinitely reinvested foreign earnings of certain of its foreign subsidiaries. The change was prompted by several factors including a decision to improve the Company’s overall adjusted EBITDA/debt ratio, the term loan refinancing completed in October and December 2016 - whereby the Company was able to move a portion of its debt from the United States to Europe - and the resulting need to access foreign cash to fund the related interest expense. In connection with this change, the Company has provided U.S. income tax and foreign taxes on previously unremitted earnings of certain foreign subsidiaries from 2015 and for other foreign subsidiaries for 2016. The amount of deferred taxes recorded in the fourth quarter of 2016 is $29.7 million. Of this amount, $4.8 million relates to the taxes that would be incurred upon repatriation of earnings from non-U.S. subsidiaries to the U.S. The balance of $24.9 million relates to taxes including withholding taxes upon distribution of earnings from non-U.S. subsidiaries to certain foreign holding companies. The remaining approximately $337 million of undistributed foreign earnings is indefinitely reinvested in the Company’s foreign subsidiaries for which it is impracticable to determine the impact of U.S. income or applicable foreign taxes that would be payable if such earnings were repatriated to the United States.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of deferred income taxes at December 31, 2016 and 2015 were as follows:

	December 31,
(amounts in millions)	2016	2015
Deferred tax assets:
Accounts receivable	$10.4	$8.9
Inventory	9.3	6.6
Accrued liabilities	45.6	34.8
Employee benefits	43.6	27.5
Research and development costs	15.2	11.8
Tax credits	46.2	49.3
Net operating losses	359.7	332.3
Goodwill	16.4	26.8
Financing activities	4.5	30.7
Other	39.0	41.4
Total deferred tax assets	589.9	570.1
Valuation allowance	(363.2)	(303.8)
Total gross deferred tax assets	226.7	266.3
Deferred tax liabilities:
Plant and equipment	37.0	38.6
Intangibles	796.9	867.1
Undistributed foreign earnings	36.8	7.1
Other	0.4	2.9
Total gross deferred tax liabilities	871.1	915.7
Net deferred tax liability	$644.4	$649.4
Deferred tax assets are included in "Other assets" on the Consolidated Balance Sheets as of December 31, 2016 and 2015.
The above table reflects the correction of an immaterial prior year error which overstated the valuation allowance and understated deferred tax liabilities related to intangible assets by $99.8 million.  There was no impact to net deferred tax liabilities.
Valuation allowances reflect the Company's assessment that it is more likely than not that certain federal, state and foreign deferred tax assets, primarily net operating losses, will not be realized. The assessment of the need for a valuation allowance requires management to make estimates and assumptions about future earnings, reversal of existing temporary differences and available tax planning strategies. If actual experience differs from these estimates and assumptions, the recorded deferred tax asset may not be fully realized, resulting in an increase to income tax expense in Platform's results of operations. The valuation allowance for deferred tax assets was $363 million and $304 million at December 31, 2016 and 2015, respectively. During 2016, the valuation allowance increased by $59.4 million as a result of $68.4 million of new reserves, offset in part by net reserve deductions and other adjustments of $9.0 million. During 2015, the valuation allowance increased by $284 million as a result of $72.6 million of new reserves and $212 million other adjustments, including the correction noted above, and net deductions from the reserve.
At December 31, 2016, the Company had federal, state and foreign net operating loss carry-forwards of approximately $380 million, $777 million and $697 million, respectively. The U.S. federal net operating loss carry-forwards expire between the years 2021 and 2036. The U.S. federal net operating loss carry-forwards result in a deferred tax asset of $133 million. The majority of the state net operating loss carry-forwards expire between the years 2017 and 2036. The state net operating loss carry-forwards result in a deferred tax asset of $37.7 million. Due to the historic and projected domestic losses, the Company has recorded a full valuation allowance against its U.S. federal and state net deferred tax assets exclusive of the indefinite lived assets. The foreign tax net operating loss carry-forwards expire between the years 2017 through 2036, with some being unlimited in utilization. This results in a deferred tax asset of $189 million. A valuation allowance of $161 million has been provided against the deferred tax assets associated with certain foreign net operating loss carry-forwards because the recent results of the business units associated with the loss carry-forwards indicate that it is more likely than not that the benefits from the net operating loss carry-forwards will not be fully realized.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Section 382 of the Internal Revenue Code, or the Code, imposes an annual limitation on the amount of a corporation's U.S. federal taxable income that can be offset by net operating losses, or NOLs, if it experiences an "ownership change" (as defined in the Code). The Company experienced ownership changes in 2013 and 2015 with respect to the acquisition of various companies. Accordingly, the use of the Company's NOLs generated prior to these ownership changes is subject to an annual limitation. If certain changes in the Company's ownership occur prospectively, there could be an additional annual limitation on the amount of utilizable carry-forwards.
In addition, at December 31, 2016, the Company had approximately $24.2 million, $16.7 million, $1.8 million and $3.5 million of foreign tax credits, research and development credits, alternative minimum tax credits and other tax credits, respectively, available for carry-forward. These carry-forward periods range from ten years to an unlimited period of time. As discussed above, a full valuation allowance has been recorded on the Company's U.S. federal and state net deferred tax assets exclusive of indefinite-lived assets.
Tax Uncertainties
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Unrecognized tax benefits at beginning of period	$112.2	$27.7	$25.6
Additions based on current year tax positions	76.2	20.7	1.7
Additions based upon prior year tax positions (including acquired uncertain tax positions)	1.7	72.2	7.4
Reductions due to closed statutes	(9.9)	(2.9)	(6.7)
Reductions for prior period positions	(51.9)	—	—
Reductions for settlements and payments	—	(5.5)	(0.3)
Total unrecognized tax benefits at end of period	$128.3	$112.2	$27.7
As of December 31, 2016, the Company had $128 million of total unrecognized tax benefits, of which $40.1 million, if recognized, would impact the Company’s effective tax rate. The additions in the current year are primarily related to positions regarding acquisitions. The Company was also able to reduce the amount of unrecognized tax benefits in the fourth quarter based on a reassessment of the uncertainty for a previously identified position. Due to expected settlements and statute of limitations expirations, the Company estimates that $11.4 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense (benefit), which totaled $(5.5) million, $4.9 million and $1.0 million, for the years ended December 31, 2016, 2015, and 2014, respectively. The Company's accrual for interest and penalties totaled $13.3 million and $17.5 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
Belgium	2009	through current
Brazil	2010	through current
China	2010	through current
France	2010	through current
Japan	2011	through current
Mexico	2011	through current
Netherlands	2012	through current
South Africa	2012	through current
Taiwan	2011	through current
United Kingdom	2009	through current
The Company is subject to taxation in the United States and in various states and foreign jurisdictions. As of December 31, 2016, the Company's tax years for 2013, 2014 and 2015 are subject to examination by the U.S. federal tax authorities. With few exceptions,

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as of December 31, 2016, the Company was no longer subject to state and local or foreign examinations by tax authorities for years before 2009. The Company is currently undergoing tax examination in several foreign jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company's liability may need to be adjusted as new information becomes known and as tax examinations continue to progress.
9. DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt consisted of the following:

		December 31,
(amounts in millions)		2016	2015
USD Senior Notes due 2022, interest at 6.50%	(1)	$1,083.2	$1,081.1
EUR Senior Notes due 2023, interest at 6.00%	(1)	362.4	374.0
USD Senior Notes due 2021, interest at 10.375%	(1)	489.0	487.5
First Lien Credit Facility - U.S. Dollar Term Loans due 2020, interest at the greater of 5.50% or LIBOR plus 4.50%	(2)	—	2,631.3
First Lien Credit Facility - U.S. Dollar Term Loans due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	(2)	582.5	—
First Lien Credit Facility - U.S. Dollar Term Loans due 2021, interest at the greater of 5.00% or LIBOR plus 4.00%	(2) (3)	1,444.2	—
First Lien Credit Facility - Euro Term Loans due 2020, interest at the greater of 5.50% or EURIBOR plus 4.50%,	(2)	—	619.2
First Lien Credit Facility - Euro Term Loans due 2020, interest at the greater of 4.25% or EURIBOR plus 3.25%	(2)	726.5	—
First Lien Credit Facility - Euro Term Loans due 2021, interest at the greater of 4.75% or EURIBOR plus 3.75%	(2) (3)	450.7	—
Borrowings under the Revolving Credit Facility, interest at LIBOR plus 3.00%		—	—
Borrowings under lines of credit	(4)	86.0	16.7
Other		14.5	18.5
Total debt and capital lease obligations		5,239.0	5,228.3
Less: current portion debt and capital lease obligations		(116.1)	(54.7)
Total long-term debt and capital lease obligations		$5,122.9	$5,173.6
(1) Net of unamortized premium, discounts and debt issuance costs of $33.4 million and $37.5 million at December 31, 2016 and 2015, respectively. Weighted average effective interest rate of 7.81% and 7.79% at December 31, 2016 and 2015, respectively.
(2) First Lien Credit Facility term loans net of unamortized discounts and debt issuance costs of $64.0 million and $81.7 million at December 31, 2016 and 2015, respectively. Weighted average effective interest rate of 5.64% and 6.52% as of December 31, 2016 and 2015, respectively, including the effects of interest rate swaps. Refer to Note 10, Derivative Instruments, for further information regarding the Company's interest rate swaps.
(3) The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.
(4) Weighted average interest rate of 4.48% and 4.28% as of December 31, 2016 and 2015, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minimum future principal payments on long-term debt and capital lease obligations were as follows:

(amounts in millions)		Long-Term Debt	Capital Leases	Total
2017		$32.8	$0.9	$33.7
2018		32.8	0.8	33.6
2019		32.8	0.6	33.4
2020		1,321.4	0.5	1,321.9
2021	(*)	2,444.6	1.1	2,445.7
Thereafter		1,371.5	0.7	1,372.2
Total		$5,235.9	$4.6	$5,240.5
(*) In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of approximately $1.93 billion of first lien debt will be extended to June 7, 2023 from November 2, 2021, as currently presented in the table above.
Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. The maximum borrowing capacity under the Amended and Restated Credit Agreement totals $500 million, which consists of (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency. Current availability under the Revolving Credit Facility, net of letters of credits, totals $488 million. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. The Revolving Credit Facility matures on June 7, 2018, and for lenders that consented to an extension, June 7, 2019. The Company is required to pay a quarterly commitment fee of 0.50% on the unused balance of the Revolving Credit Facility.
The Amended and Restated Credit Agreement also provides the Company the ability to incur certain amounts of additional incremental term loans in the future, subject to pro-forma compliance with a financial maintenance covenant and certain other requirements.
On October 14, 2016, the Company entered into Amendment No. 5, and on December 6, 2016, into Amendment No. 6 to its Second Amended and Restated Credit Agreement. These amendments, collectively, and among other things, refinanced the Company’s then existing U.S. Dollar tranche B, B-2 and B-3 term loans, and Euro tranche C-1 and C-2 term loans by creating new U.S. Dollar tranche B-4 and B-5 term loans and new Euro tranche C-3 and C-4 term loans. The proceeds of newly created U.S. Dollar and Euro denominated term loans, each as further described below, were used to prepay in full, and effectively reduce the interest rates of, the then existing term loans. In connection with the term loan refinancing, the Company wrote-off $11.3 million of deferred financing fees and original issuance discounts on the modification of the existing debt, which was recorded in "Other income, (expense) net" in the Consolidated Statement of Operations, and expensed $8.4 million of debt issuance costs, which was recorded in "Selling, technical, general and administrative" expenses in the Consolidated Statement of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the term loan refinancing resulting from Amendments No. 5 and 6 were as follows:

(amounts in millions)	Balance before refinancing	Refinancing	Balance after refinancing
U.S. Dollar Tranche B Term Loan due 2020	$1,151.8	$(1,151.8)	$—
U.S. Dollar Tranche B-2 Term Loan due 2020	491.3	(491.3)	—
U.S. Dollar Tranche B-3 Term Loan due 2020	1,034.5	(1,034.5)	—
U.S. Dollar Tranche B-4 Term Loan due 2021	—	1,475.0	1,475.0
U.S. Dollar Tranche B-5 Term Loan due 2020	—	610.0	610.0
Euro Tranche C-1 Term Loan due 2020	309.9	(309.9)	—
Euro Tranche C-2 Term Loan due 2020	318.3	(318.3)	—
Euro Tranche C-3 Term Loan due 2021	—	475.1	475.1
Euro Tranche C-4 Term Loan due 2020	—	750.3	750.3
Totals repriced first lien debt	$3,305.8	$4.6	$3,310.4
In connection with the October 2016 refinancing of the Company's previously-existing U.S. Dollar denominated B-1 and B-2 and Euro denominated C-1 term loan tranches, Amendment No. 5 effectively reduced interest rates by 50 basis points for the U.S. Dollar denominated term loans and by 75 basis points for the Euro denominated term loans. The new U.S. Dollar tranche B-4 term loans bear interest at 4.0% per annum, plus an applicable eurocurrency rate, or 3.0% plus an applicable base rate, and the new Euro tranche C-3 term loans bear interest at 3.75% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement. In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of the term loans refinanced in the October 2016 refinancing totaling approximately $1.93 billion will be extended to June 7, 2023 from November 2, 2021.
In connection with the December 2016 refinancing of the Company's previously-existing U.S. Dollar denominated B-3 and Euro denominated C-2 term loan tranches, Amendment No. 6 effectively reduced interest rates by 100 basis points for the U.S. Dollar denominated term loans and by 125 basis points for the Euro denominated term loans. The new U.S. Dollar tranche B-5 term loans bear interest at 3.5% per annum, plus an applicable eurocurrency rate, or 2.5% plus an applicable base rate, and the new Euro tranche C-4 term loans bear interest at 3.25% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement.
Except as set forth in Amendment No. 6 and above, (i) the U.S. Dollar tranche B-5 term loans have identical terms as the U.S. Dollar tranche B-4 term loans and (ii) the Euro tranche C-4 term loans have identical terms as the Euro tranche C-3 term loans and, in each case, are otherwise subject to the provisions of the Amended and Restated Credit Agreement.
The obligations incurred under the Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s domestic subsidiaries, and with respect to the obligations denominated in Euros, the Company and certain of its international subsidiaries. Substantially all of the Company’s domestic subsidiaries, and certain of its international subsidiaries, have also granted security interests in substantially all of their assets in connection with such guarantees, including, but not limited to, the equity interests and personal property of such subsidiaries.
Covenants, Events of Default and Provisions
The Amended and Restated Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0, subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions. In addition, Amendment No. 5 also (i) amended the Restricted Payments basket, as defined in the Amended and Restated Credit Agreement, to limit select forms of restricted payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.00 to 1.00, and (ii) requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
The Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Amended and Restated Credit Agreement may be accelerated and the Company's lenders could foreclose on their security interests in the Company's assets, which may have a material adverse effect on the consolidated financial condition, results of operation or cash flows of the Company.
In addition, the Amended and Restated Credit Agreement contains a yield protection provision wherein the yield on any current indebtedness issued under the Amended and Restated Credit Agreement would be increased to within 50 basis points of the yield on any additional incremental term loan(s), in the event the incremental term loan(s) provided an initial yield, including original issuance discounts, subject to the yield calculation provisions, as defined, is in excess of 50 basis points of the yield on existing term loan indebtedness.
As of December 31, 2016, the Company was in compliance with the debt covenants contained in its Credit Facilities and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $488 million, net of letters of credit, under the Revolving Credit Facility.
Senior Notes
On February 2, 2015, the Company completed the February 2015 Notes Offering of $1.10 billion of 6.50% USD Notes due February 1, 2022, plus original issue premium of $1.0 million, and €350 million of 6.00% EUR Notes due February 1, 2023. Interest on these notes is payable semi-annually in arrears on February 1 and August 1 of each year. On November 10, 2015, the Company completed the November 2015 Notes Offering of $500 million of 10.375% USD Notes due May 1, 2021. Interest on these notes is payable semi-annually in arrears on May 1 and November 1 of each year.
The Senior Notes are governed by indentures which provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions. The Company also has the option to redeem the Senior Notes prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The Senior Notes are unsecured and are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the Amended and Restated Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. As of December 31, 2016 and 2015, the aggregate principal amount outstanding under such facilities totaled $86.0 million and $16.7 million, respectively. The Company also had letters of credit outstanding of $32.6 million and $40.0 million as of December 31, 2016 and 2015, respectively, of which $11.8 million and $11.0 million as of December 31, 2016 and 2015, respectively, reduce the borrowings available under the various facilities. As of December 31, 2016 and 2015, the availability under these facilities was approximately $561 million and $618 million, respectively, net of outstanding letters of credit.
Accounts Receivable Factoring Arrangements
Off balance sheet arrangements
The Company has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $256 million and $211 million at December 31, 2016 and 2015, respectively, of eligible trade receivables. The Company had utilized approximately $167 million and $105 million of these arrangements as of December 31, 2016 and 2015, respectively. The receivables under these arrangements are excluded from the Company’s Consolidated Balance Sheets and are included in Operating Activities in the Company’s Consolidated Statements of Cash Flows. Costs associated with these programs are included in Selling, Technical, General and Administrative expenses in the Company’s Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On balance sheet arrangements
The Company has arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $65 million and $130 million at December 31, 2016 and 2015, respectively, of eligible trade receivables. The Company had utilized approximately $38.3 million and $71.1 million of these arrangements as of December 31, 2016 and 2015, respectively. The proceeds customer payments from these arrangements are accounted for as Financing Activities in the Company’s Consolidated Statements of Cash Flows. Costs associated with these programs are included in Interest expense, net, in the Company’s Consolidated Statements of Operations.
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
10. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps, and commodities futures contracts are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar, its functional currency. As a result, the Company’s operating results are affected by foreign currency exchange rate volatility.
As of December 31, 2016, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with U.S. Dollars and Euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at December 31, 2016 was approximately $552 million, all with settlement dates within one year. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at December 31, 2015 was approximately $254 million.
The following table details the Company's significant outstanding foreign currency forward contracts as of December 31, 2016:

(in millions)	Traded against USD		Traded against EUR (USD equivalent)
Currency	Purchasing	Selling	Purchasing	Selling
Euro (EUR)	$208.3	$53.8	$—	$—
Brazilian Real (BRL)	48.4	89.8	—	—
Japanese Yen (JPY)	41.7	25.1	1.9	2.3
British Pound (GBP)	25.1	—	5.3	—
South African Rand (ZAR)	—	17.8	—	0.3
Taiwan Dollar (TWD)	16.9	—	—	—
Other	11.9	3.2	—	—
Total	$352.3	$189.7	$7.2	$2.6
The change in the net fair value of the foreign currency forward contracts is recorded in "(Loss) gain on derivative contracts" in the Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rates
In August 2015, the Company entered into a series of pay-fixed, receive-floating interest rate swaps with respect to a portion of its indebtedness. The interest rate swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €282 million of its Euro denominated debt at 1.96% and 1.20%, respectively, from September 2015 through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Accumulated other comprehensive income (loss)" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in "Interest expense, net" in the Consolidated Statements of Operations.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $42.0 million and $16.5 million as of December 31, 2016 and 2015, respectively.  All contracts outstanding as of at December 31, 2016 have delivery dates within the next twelve months. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in the net fair value of the commodities futures contracts in "(Loss) gain on derivative contracts" in the Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third-party that have been deemed to constitute financing agreements with embedded derivative features whose fair value are determined by the change in the market value of the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional value of the embedded derivative, have been recorded in "Inventory" and "Current installments of long-term debt and revolving credit facilities" in the Consolidated Balance Sheets, and totaled $9.9 million and $13.0 million at December 31, 2016 and 2015, respectively. These balances primarily relate to purchases of gold. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets and totaled $0.2 million at December 31, 2016 and was immaterial at December 31, 2015.
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reported in the Consolidated Balance Sheets:

		December 31,
(amounts in millions)		2016	2015
Derivatives designated as hedging instruments:
	Liabilities Balance Sheet Location
Interest rate swaps	Accrued expenses and other current liabilities	$10.2	$—
Interest rate swaps	Other long-term liabilities	—	12.5

Derivatives not designated as hedging instruments:
	Assets Balance Sheet Location
Foreign exchange and metals contracts	Other current assets	8.5	1.1
Foreign exchange contracts	Other assets	—	1.0
	Liabilities Balance Sheet Location
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	10.7	1.0
Net derivative contracts liability		$(12.4)	$(11.4)
For the years ended December 31, 2016, 2015 and 2014, the Company recorded the following realized and unrealized (losses) gains associated with derivative contracts designated as hedging instruments and made the following reclassifications from Accumulated Other Comprehensive Income:

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions)	Amount of loss recognized in Other Comprehensive Income for the year ended December 31,			Location of loss reclassified from Accumulated Other Comprehensive Income	Amount of loss reclassified from Accumulated Other Comprehensive Income into income for the year ended December 31,
Derivatives designated as hedging instruments:	2016	2015	2014		2016	2015	2014
Interest rate swaps	$9.6	$12.5	$—	Interest expense, net	$11.9	$—	$—
Foreign exchange contracts	—	—	0.2	Foreign exchange loss	—	—	—
Total	$9.6	$12.5	$0.2		$11.9	$—	$—
The interest rate swaps were deemed highly effective, with no ineffective portions, for the years ended December 31, 2016 and 2015. During the next twelve months, the Company expects to reclassify $10.2 million from "Accumulated other comprehensive income (loss)" to "Interest expense, net" in the Consolidated Statements of Operations.
For the years ended December 31, 2016, 2015 and 2014, the Company recorded the following realized and unrealized (losses) gains associated with derivative contracts not designated as hedging instruments:

(amounts in millions)	Location of (loss) gain recognized in income on derivatives	Amount of (loss) gain recognized in income on derivatives for the year ended December 31,
Derivatives not designated as hedging instruments:		2016	2015	2014
Foreign exchange and metals contracts	(Loss) gain on derivative contracts	$(12.5)	$(74.0)	$0.4
The losses recorded for the year ended December 31, 2015 included a $73.7 million fair value loss incurred in connection with instruments entered into in order to hedge the Company's foreign currency exposure related to the Alent Acquisition.
Master Netting Arrangements
In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an International Swaps and Derivatives Association (ISDA) or similar agreements. The right to set-off within these agreements is limited to certain termination events, such as bankruptcy or default of either party to the agreement. It is the Company's policy not to offset derivative assets and liabilities and to report such instruments on a gross basis in the Consolidated Balance Sheets.
The following table presents recognized foreign currency exchange forward and metal future derivative contracts that are subject to master netting arrangements but not offset as of December 31, 2016 and 2015, with the "Net" column representing the net impact to the Company's Consolidated Balance Sheets had all set-off rights been exercised:

	December 31, 2016
(amounts in millions)	Amounts offset			Amounts not offset		Net
Financial assets	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$6.3	$—	$6.3	$(2.5)	$—	$3.8
	December 31, 2016
	Amounts offset			Amounts not offset		Net
Financial liabilities	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative liabilities	$8.9	$—	$8.9	$(2.6)	$(1.0)	$5.3

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(amounts in millions)	Amounts offset			Amounts not offset		Net
Financial assets	Gross assets	Gross liabilities offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$3.1	$—	$3.1	$(0.3)	$—	$2.8
	December 31, 2015
	Amounts offset			Amounts not offset		Net
Financial liabilities	Gross liabilities	Gross assets offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative liabilities	$1.7	$—	$1.7	$(1.2)	$(0.9)	$(0.4)
Collateral paid to counterparties is recorded in "Other current assets" in the Consolidated Balance Sheets.
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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using:
(amounts in millions)	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$48.2	$—	$48.2	$—
Available for sale equity securities	5.7	5.1	0.6	—
Derivatives	8.5	—	8.5	—
Total	$62.4	$5.1	$57.3	$—
Liability Category
Derivatives	$20.9	$—	$20.9	$—
Long-term contingent consideration	75.8	—	—	75.8
Total	$96.7	$—	$20.9	$75.8

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurement Using:
(amounts in millions)	December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$59.4	$2.9	$56.5	$—
Available for sale equity securities	6.6	5.8	0.8	—
Derivatives	2.1	—	2.1	—
Total	$68.1	$8.7	$59.4	$—
Liability Category
Derivatives	$13.5	$—	$13.5	$—
Long-term contingent consideration	70.7	—	—	70.7
Total	$84.2	$—	$13.5	$70.7
The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial instruments, assets, and liabilities:
Cash equivalents - Cash equivalents primarily comprise certificates of deposit issued by financial institutions. These funds are not publicly traded, but historically have been highly liquid. These assets are readily convertible into known amounts of cash and are so near their maturities that there is little risk of change in value. The Company records certificates of deposit at amortized cost in the Consolidated Balance Sheets. Given the relatively short maturities of these instruments, the Company believes amortized cost approximates fair value. The Company classifies these instruments as Level 2.
Available for sale equity securities - Equity securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held and, accordingly, classified as Level 1 assets. Level 2 equity securities are measured using quoted prices for similar instruments in active markets. Available for sale securities are included in "Other assets" in the Consolidated Balance Sheets.
Derivatives - Derivative assets and liabilities include foreign currency, metals and interest rate derivatives. The values were determined using pricing models based upon observable market inputs such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 9.5% and expected future value of payments of $60.0 million calculated using a probability weighted EBITDA assessment with higher probability associated with the Company achieving the maximum EBITDA targets. Changes in the fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.6 million. Relative to the EBITDA metric, an increase or a decrease in the discount rate of 1.5%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by approximately $3.0 million. On December 30, 2016, the Company reached an agreement with the Retaining Holders of the long-term contingent consideration liability which amended the EBITDA performance targets to account for the relative impact of the Alent, OMG and OMG Malaysia Acquisitions, completed subsequent to the MacDermid Acquisition, on the performance targets. This amendment did not have a material impact on the fair value of the long-term contingent consideration liability.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	December 31,
(amounts in millions)	2016	2015
Fair value measurements using significant unobservable inputs (Level 3)
Beginning balance	$70.7	$63.9
Changes in fair value	10.1	6.8
Purchases, sales and settlements	(515.0)	—
Additions	510.0	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Ending balance	$75.8	$70.7
For the year ended December 31, 2016, the Company recorded additions of Level 3 liabilities during the third quarter of 2016 totaling $510 million associated with the Series B Convertible Preferred Stock redemption liability, which was subsequently settled on December 13, 2016. There was an increase in fair value associated with the redemption liability of $5.0 million prior to settlement that was recorded to "Other income (expense), net" in the Consolidated Statements of Operations that has been included in the above table as a change in fair value. There were no purchases, sales or settlements on a gross basis for the year ended December 31, 2015.
The Company transfers the fair value of an asset or liability between levels of the fair value hierarchy at the end of the reporting period during which a significant change in the inputs used to determine the fair value has occurred. During the years ended December 31, 2016 and 2015, there were no transfers between the fair value hierarchy levels.
The following table presents the carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations that are not carried at fair value:

(amounts in millions)	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
USD Senior Notes, due 2022	$1,083.2	$1,109.2	$1,081.1	$946.3
EUR Senior Notes, due 2023	362.4	372.1	374.0	326.7
USD Senior Notes, due 2021	489.0	555.4	487.5	500.0
First Lien Credit Facility - U.S. Dollar Term Loans, due 2020	582.5	616.8	2,631.3	2,603.6
First Lien Credit Facility - U.S. Dollar Term Loans, due 2021 (1)	1,444.2	1,493.4	—	—
First Lien Credit Facility - Euro Term Loans, due 2020	726.5	742.3	619.2	624.3
First Lien Credit Facility - Euro Term Loans, due 2021 (1)	450.7	459.2	—	—
Capital lease obligations	4.6	4.7	5.5	5.3
	$5,143.1	$5,353.1	$5,198.6	$5,006.2
(1) In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date will be extended to June 7, 2023 from November 2, 2021.
Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The following methods and assumptions were used to estimate the fair value of the Company’s liabilities not carried at fair value:
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements
The Company performs its annual impairment test of goodwill as of October 1. As a result of the 2016 test, the Performance Solutions segment recorded an impairment charge of $46.6 million to reduce the carrying value goodwill of the Offshore Solutions reporting unit to a fair value of $276 million. This measurement is performed on a non-recurring basis using significant unobservable inputs (Level 3) as described below:
Goodwill: Offshore Solutions - Goodwill was valued using a discounted cash flow analysis, which requires assumptions about short and long-term net cash flows, growth rates, as well as discount rates.  Additionally, the Company considered guideline company and guideline transaction information, where available, to aid in the valuation. Multi-year financial forecasts were developed by considering several key business drivers such as new business initiatives, client service and retention standards, market share changes, historical performance, and industry and economic trends, among other considerations.  The annual long term growth rates used in 2016 for the initial 5 year period ranged from (1.2)% to 3.9%. The long-term growth rate used in 2016 in determining the terminal value was estimated at 3.0%. Discount rates were estimated based on a Weighted Average Cost of Capital, or WACC.  The WACC combines the required return on equity, based on a Modified Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, small stock risk premium and a company-specific risk premium, with the cost of debt, based on BBB-rated corporate bonds, adjusted using an income tax factor.  The calculation resulted in a WACC rate of 9.0%. The estimated fair value of the reporting unit was derived from the valuation techniques described above.  The estimated fair value was analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities, and guideline company information.
12. STOCKHOLDERS’ EQUITY
Registered Underwritten Public Offerings
On September 21, 2016, the Company completed the September 2016 Equity Offering of 48,787,878 shares of its common stock at a public offering price of $8.25 per share. This offering resulted in gross proceeds to Platform of approximately $402.5 million, before underwriting discounts and commissions and offering expenses of $11.9 million.
On June 29, 2015, the Company completed the June 2015 Equity Offering of 18,226,414 shares of its common stock at a public offering price of $26.50 per share. The offering resulted in gross proceeds to Platform of approximately $483 million, before underwriting discounts, commissions and offering expenses of $15.0 million.
On November 17, 2014, the Company completed the November 2014 Public Offering of 16,445,000 shares of its common stock at a public offering price of $24.50 per share. The offering resulted in gross proceeds to Platform of approximately $403 million, before underwriting discounts, commissions and offering expenses of $15.1 million.
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board had designated 2,000,000 of those shares as "Series A Preferred Stock." As of December 31, 2016 and 2015, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. The Board had also designated 600,000 of those shares as "Series B Convertible Preferred Stock," which were redeemable and presented in the mezzanine section of the Consolidated Balance Sheet as of December 31, 2015. As of December 31, 2016 and 2015, a total of zero and 600,000 shares of Series B Convertible Preferred Stock, respectively, were issued and outstanding. In December 2016, a portion of the shares of Series B Convertible Preferred Stock was converted, with the remaining shares subsequently canceled and retired as explained below. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges.
Series A Preferred Stock
The Founder Entities are current holders of Platform's outstanding 2,000,000 shares of Series A Preferred Stock and are entitled to receive an annual dividend on such Series A Preferred Stock in the form of shares of the Company's common stock.  On December 31, 2014, the Board approved a stock dividend of 10,050,290 shares of Platform's common stock with respect to its outstanding Series A Preferred Stock, which represented 20% of the appreciation of the market price of our common stock over the Initial Public Offering price of $10.00 multiplied by the total Initial Public Offering shares. The dividend price was $22.85 and the shares

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were issued on January 2, 2015 based on the volume weighted average price of $23.16 on December 31, 2014. Starting with fiscal year 2015, the dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends. Based on the dividend price of $22.85 used in 2014, no stock dividends were declared in 2016 and 2015 with respect to the Series A Preferred Stock.
Each share of Series A Preferred Stock is convertible into one share of common stock of Platform at the option of the holder until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition, or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (which may be extended by the Board for three additional years).
Series B Convertible Preferred Stock
Pursuant to the Arysta share purchase agreement, the Company issued to the Arysta Seller 600,000 shares of Series B Convertible Preferred Stock, which had a $1,000 per share liquidation preference. The fair value of these shares, at the time of the Arysta Acquisition, of $646 million was recognized as "Redeemable preferred stock – Series B" in the Consolidated Balance Sheet. Under the share purchase agreement, the Arysta Seller had the ability to convert these shares, at any time, into 22,107,590 shares of Platform's common stock at a conversion price of $27.14 per share, unless previously mandatorily redeemed by the Company. Additionally, on April 20, 2017, the Company would have been required to repurchase all Series B Convertible Preferred Stock then outstanding and also pay to their holders in cash a make whole payment, corresponding to any deficit between (i) the 10-day volume weighted price of Platform’s common stock prior to such repurchase, and (ii) $27.14 per share.
On September 9, 2016, the Company entered into a settlement agreement with the Arysta Seller and agreed that from October 20, 2016 until the close of business on December 15, 2016, it may settle (i) all of its obligations with respect to its shares of Series B Convertible Preferred Stock in exchange for a cash payment of $1.00 and the issuance of 5,500,000 shares of its common stock upon simultaneous conversion of the Series B Convertible Preferred Stock by the Arysta Seller, and (ii) for a payment of $460 million, its obligation to pay the make whole payment mentioned above.
In accordance with the settlement agreement, as amended, on December 13, 2016, the Company settled all of its obligations with respect to its Series B Convertible Preferred Stock and the related make whole payment obligation, as described in the settlement agreement, in exchange for a cash payment of $460 million and the issuance of 5.5 million shares of its common stock upon conversion of the corresponding shares of Series B Convertible Preferred Stock. The remaining shares of Series B Convertible Preferred Stock were subsequently canceled and retired.
As a result of the settlement agreement, for accounting purposes, the Series B Convertible Preferred Stock had been deemed an extinguishment in exchange for the issuance of another financial instrument. The Company recognized a gain of $103 million in "Other income, net" in the Consolidated Statement of Operations and a gain of $32.9 million in "Net income (loss) attributable to common stockholders." The Company elected the fair value option to measure the preferred stock redemption liability subsequent to the date of the settlement agreement as it most accurately reflected the economics of the transaction and the value of the preferred stock redemption liability. For the year ended December 31, 2016, the Company recorded a $5.0 million loss associated with the remeasurement of the preferred stock redemption liability, which was recorded to "Other income, net" in the Consolidated Statement of Operations.
Issuance of Common Stock in Connection with Acquisitions
In connection with the Alent Acquisition, on December 2, 2015, the Company issued 18,419,738 shares of its common stock to Alent shareholders, including Cevian Capital II Master Fund LP, the then largest shareholder of Alent. The shares were issued in reliance upon an exemption from the registration requirements of the Securities Act set forth in Section 3(a)(10) thereof and began trading on the NYSE upon their issuance.
In connection with the Agriphar Acquisition, on October 1, 2014, the Company issued to a representative of Percival 711,551 restricted shares of our common stock, which will become unrestricted beginning January 2, 2018 unless agreed otherwise in accordance with the terms of the acquisition agreement. The seller was granted a put option to sell and transfer all of its shares back to Platform on the date that is six months from the closing of the Agriphar Acquisition, which was not exercised. As a result, the value of the option, totaling $3.0 million, was reversed and included in "Other income (expense), net" in the Consolidated Statements of Operations for the year ended December 31, 2015.
In connection with the CAS Acquisition, on November 3, 2014, the Company issued to Chemtura 2,000,000 shares of Platform's common stock, then restricted under Rule 144.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Warrant Mandatory Redemption
On March 4, 2014, a mandatory redemption event occurred with respect to all of the Company’s then outstanding warrants. On or after April 3, 2014, the date of the mandatory redemption fixed by the Company, holders of warrants had no further rights with respect to such warrants except to receive $0.01 per warrant. During the year ended December 31, 2014, the Company issued 16,244,694 shares of common stock in connection with the exercise of 48,734,082 warrants, resulting in proceeds to the Company of $187 million. On April 3, 2014, Platform completed the mandatory redemption of the remaining 8,580 outstanding warrants for $0.01 per warrant.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock. Since October 31, 2014, all shares of PDH Common Stock are convertible, at the option of the holder, into a like number of shares of the Company's common stock, the sale of which is subject to a contractual lock-up of 25% per year over a four-year period, which started on October 31, 2013. Since October 31, 2016, which corresponded to the third anniversary of the MacDermid Acquisition, all shares of PDH Common Stock, except those held by Tartan, remains subject to a contractual lock-up with respect to 25% of the total shares of PDH Common Stock initially received by their holders. Tartan members, who hold approximately 6.7 million shares of PDH Common Stock, are no longer subject to any contractual lock-up since October 31, 2016.
The PDH Common Stock is classified as a non-controlling interest on the Consolidated Balance Sheets at December 31, 2016 and 2015 and will continue to be until such time as it is exchanged for shares of common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 1,038,349 shares have been issued as of December 31, 2016.
For the years ended December 31, 2016, 2015 and 2014, approximately $(5.9) million, $(1.4) million and $6.4 million, respectively, of net (loss) income has been allocated to the Retaining Holders, as included in the Consolidated Statements of Operations, representing non-controlling interest of 6.01%, 6.25% and 6.67% at December 31, 2016, 2015 and 2014, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax, for the years ended December 31, 2016, 2015 and 2014 were as follows:

(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain (Loss) on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(0.6)	$1.8	$—	$0.1	$—	$1.3
Other comprehensive (loss) income, net	(121.6)	(16.7)	0.1	(0.1)	6.4	(131.9)
Balance at December 31, 2014	(122.2)	(14.9)	0.1	—	6.4	(130.6)
Other comprehensive (loss) income before reclassifications, net	(777.1)	(10.9)	1.1	(8.1)	40.0	(755.0)
Tax benefit reclassified	—	(0.5)	—	—	—	(0.5)
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)
Other comprehensive income (loss) before reclassifications, net	204.6	8.3	(0.8)	(9.6)	(2.0)	200.5
Reclassifications, pretax	—	(0.8)	—	11.9	—	11.1
Tax (benefit) expense reclassified	—	—	—	—	—	—
Balance at December 31, 2016	(694.7)	(18.8)	0.4	(5.8)	44.4	(674.5)
14. EARNINGS LOSS PER SHARE
A computation of loss per share and weighted average shares of common stock outstanding for the years ended December 31, 2016, 2015 and 2014 follows:

	Year Ended December 31,
(amounts in millions, except per share amounts)	2016	2015	2014
Net loss attributable to common stockholders	$(40.8)	$(308.6)	$(262.6)
Adjustments to the numerator for diluted earnings per share:
Gain on settlement agreement related to Series B Convertible Preferred Stock	(103.0)	—	—
Gain on amendment of Series B Convertible Preferred Stock	(32.9)	—	—
Remeasurement adjustment associated with the Preferred Series B redemption liability	5.0	—	—
Loss attributed to PDH non-controlling interest	(5.9)	—	—
Net loss attributable to common stockholders for diluted EPS	$(177.6)	$(308.6)	$(262.6)

Basic weighted average common stock outstanding	243.3	203.2	135.3
Conversion related to the amendment of the Series B Preferred Stock - assumed at beginning of reporting period	15.3	—	—
Settlement of preferred stock redemption liability - assumed at beginning of reporting period	5.7	—	—
Conversion of PDH non-controlling interest	8.0	—	—
Share adjustments (1)	29.0	—	—
Dilutive weighted average common stock outstanding	272.3	203.2	135.3
Loss per share attributable to common stockholders:
Basic	$(0.17)	$(1.52)	$(1.94)
Diluted	$(0.65)	$(1.52)	$(1.94)

Dividends per share paid to common stockholders	$—	$—	$—

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) For the years ended December 31, 2015, and 2014, no share adjustments were included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.
For the years ended December 31, 2016, 2015, and 2014, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or because performance targets and/or market conditions were not yet met for awards contingent upon such measures.

	Year Ended December 31,
(amounts in thousands)	2016	2015	2014
Shares contingently issuable to Founder Entities as stock dividend to Series A Preferred Stock	—	1,239	10,453
Shares issuable upon conversion of PDH Common Stock	—	8,318	8,641
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock	—	19,443	—
Shares contingently issuable for the contingent consideration	8,553	4,640	1,503
Shares issuable upon conversion of the 401k exchange rights	—	—	270
Stock options	—	55	89
RSUs	147	74	70
Shares issuable under the ESPP	2	1	—
	10,702	35,770	23,026
15. OPERATING LEASE COMMITMENTS
The Company leases certain land, office space, warehouse space, and equipment under agreements which are classified as operating leases for financial statement purposes. Certain of these leases provide for payment of real estate taxes, common area maintenance, insurance, and certain other expenses. Lease terms may have escalating rent provisions and rent holidays which are recognized on a straight-line basis over the term of the lease. The leases expire at various dates through 2055.
Total operating lease rental expense for the years ended December 31, 2016, 2015 and 2014 was $36.7 million, $22.9 million and $11.3 million, respectively.
Minimum future non-cancelable operating lease commitments were as follows:

(amounts in millions)	Operating Lease Commitments
Year ending December 31,
2017	$29.6
2018	20.4
2019	13.9
2020	10.5
2021	8.8
Thereafter	28.8
Total	$112.0
The fixed operating lease commitments detailed above assume that the Company continues the leases through their initial lease terms.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company's ARO liability were included in "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets. The balances and the related changes were as follows:

(amounts in millions)	Year Ended December 31,
	2016	2015	2014
AROs, beginning of period	$17.5	$18.5	$4.8
Acquisitions	2.7	0.4	13.2
Additional obligations incurred	—	—	0.5
Accretion expense	1.2	1.0	0.7
Remeasurements	—	(0.2)	—
Payments	(1.3)	(0.4)	(0.2)
Foreign currency translation	(0.3)	(1.8)	(0.5)
AROs, end of period	$19.8	$17.5	$18.5
Environmental Liabilities
The Company is involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, it has been named as a “potential responsible party” (PRP) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. The Company analyzes each individual site, considering the number of parties involved, the level of its potential liability or contribution relating to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, the Company estimates the clean-up costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about these sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
The Company's environmental liability is included in "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets, and totaled $32.6 million and $25.7 million as of December 31, 2016 and 2015, respectively, primarily in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not individually or in the aggregate, have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company's accruals for its outstanding legal proceedings are included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets, and totaled $3.7 million and $6.5 million as of December 31, 2016 and 2015, respectively.
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. In September 2014, Agricola Colonet, SA de CV filed a complaint with the 1st Civil Court in San Quintin (Baja California) where it alleged that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 196 million ($9.5 million, based on the MXN/USD exchange rate of 0.0482 on December 31, 2016). A related complaint was filed in June 2016 in the U.S. District Court for the Southern District of California by Fresh Pac International, Inc., naming the Company as a defendant.  In the complaint, Fresh Pac International Inc. claims to be a distributor of produce for Agricola Colonet, SA de CV and seeks in excess of $6.0 million in damages allegedly sustained in connection with the events that appear to form the basis of the claim by Agricola Colonet SA de CV.  The Company believes that it has adequate defenses and intends to vigorously defend against these claims. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.
In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third-party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.4 million, based on the BRL/USD exchange rate of 0.3071 on December 31, 2016), plus interest and the cost of remediation. The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($21.8 million, based on the BRL/USD exchange rate of 0.3071 on December 31, 2016). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($118.7 million, based on the BRL/USD exchange rate of 0.3071 on December 31, 2016) for health problems allegedly contracted as a result of their employment at the incineration site.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. Our contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 83.1 million ($25.5 million, based on the BRL/USD exchange rate of 0.3071 on December 31, 2016). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved. Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid related to a patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily found against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours and Company appealed the summary judgment, and in August 2016 the United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment rulings. E.I. du Pont de Nemours and Company petitioned the Court of Appeals for a review of the decision en banc, which petition was denied. A trial date for MacDermid’s counterclaims against E.I. du Pont de Nemours and Company has not yet been set. All proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In February 2015, MacDermid, as plaintiff, settled a litigation with Cookson Group plc, Enthone Inc., Cookson Electronics and David North, as defendants, for $25.0 million. The litigation related to certain corporate activities that occurred between MacDermid and the defendants in 2006 and 2007. On April 3, 2015, the Company received part of the settlement in the amount of $16.0 million and placed the remainder, net of legal costs, into escrow for future distribution in accordance with the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In March 2016, a class action lawsuit entitled Dillard v. Platform Specialty Products Corporation, et al. was filed against Platform and certain of its former and current executive officers in the U.S. District Court for the Southern District of Florida alleging material false and misleading statements relating to our business, operational and compliance policies in light of certain past business practices of Arysta's West Africa business, as disclosed herein and in the 2015 Annual Report. In June 2016, the Court appointed joint lead plaintiffs, and in July 2016, the lead plaintiffs filed an amended complaint with an expanded class period but stating substantially similar claims to those contained in the original complaint.  In September 2016, Platform filed a motion to dismiss this complaint. On December 7, 2016, the Court granted the motion to dismiss. On December 14, 2016, the parties submitted a joint stipulation of dismissal, and on December 16, 2016, the Court issued an order closing the case.
17. RELATED PARTY TRANSACTIONS
Issuance of Common Stock to the Arysta Seller
On December 13, 2016, Platform settled all of its obligations with respect to the Series B Convertible Preferred Stock and the related make-whole payment obligation in exchange for a cash payment of $460 million and the issuance of 5.5 million shares of its common stock to the Arysta Seller or one or more of its affiliates. See Note 12, Stockholders' Equity, to the Consolidated Financial Statements, under the heading "Series B Convertible Preferred Stock."
RHSA
Immediately prior to the closing of the MacDermid Acquisition, each Retaining Holder entered into a RHSA pursuant to which they agreed to exchange their respective interests in MacDermid Holdings for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus, with respect to certain equity interests of MacDermid Holdings held by the Retaining Holder, (i) a proportionate share of a contingent interest in certain pending litigation, and (ii) a proportionate share of up to $100 million of contingent purchase price payable upon the attainment of certain EBITDA and stock trading price performance metrics during the seven-year period following the closing of the MacDermid Acquisition. The resulting non-controlling interest percentage for the Retaining Holders was 6.01% and 6.25% as of December 31, 2016 and 2015, respectively.
Since October 31, 2016, which corresponded to the third anniversary of the MacDermid Acquisition, each Retaining Holder, with the exception of Tartan, remains subject to a contractual lock-up with respect to 25% of the total shares of PDH Common Stock initially received by such Retaining Holder. Tartan members, who hold approximately 6.7 million of shares of PDH common stock, are no longer subject to any contractual lock-up since October 31, 2016. In addition, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020), and (ii) such date on which all shares of PDH Common Stock held by Tartan have been exchanged for common stock, Platform has agreed, among certain other covenants, to obtain written consent from Tartan prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for securities.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advisory Services Agreement
On October 31, 2013, the Company entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of the Company's founder directors. Under this agreement, Mariposa Capital, LLC provides certain advisory services to the Company and is entitled to receive an annual fee equal to $2.0 million, payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. This agreement may only be terminated by the Company upon a vote of a majority of its directors. In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the applicable term. Under this agreement, the Company incurred advisory fees totaling $2.0 million during each of the years ended December 31, 2016, 2015 and 2014.
Registration Rights Agreements
On November 7, 2013, the Company entered into a registration rights agreement with Pershing Square on behalf of funds managed by Pershing Square pursuant to which the Company agreed to file a resale registration statement for the resale of the shares those funds own from time to time promptly after becoming eligible to utilize a Form S-3. The Company became eligible to file a registration statement on Form S-3 on January 23, 2015, and initially filed a registration statement on February 2, 2015 which was declared effective on February 20, 2015.
On May 20, 2014, the Company completed the May 2014 Private Placement. Blue Ridge Limited Partnership, a stockholder of more than 5% of the Company's then issued and outstanding common stock, along with one of its affiliates, Blue Ridge Offshore Master Limited Partnership, purchased an aggregate 1,000,000 shares of the Company's common stock issued in the May 2014 Private Placement, at $19.00 per share. In connection with the May 2014 Private Placement, the Company granted registration rights to each investor, including Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership. Pursuant to these registration rights agreements, on May 23, 2014, the Company filed the May Resale Registration Statement to register the resale of all of the shares sold in the May 2014 Private Placement, which was amended on June 13, 2014 and declared effective on June 19, 2014.
In connection with the October/November 2014 Private Placement, Blue Ridge Limited Partnership and Blue Ridge Offshore Master Limited Partnership, stockholders of more than 5% of the Company's then issued and outstanding common stock, purchased an aggregate 1,953,888 shares of the Company's common stock, at $25.59 per share. In addition, Pershing Square, through the Pershing Square Funds, purchased 9,404,064 shares, at $25.59 per share. A partner of Pershing Square is a member of Platform’s board of directors. In connection with the October/November 2014 Private Placement, the Company entered into registration rights agreements with each investor, including Blue Ridge Limited Partnership, Blue Ridge Offshore Master Limited Partnership and Pershing Square on behalf of its funds. Pursuant to these registration rights agreements, on November 3, 2014, the Company filed the November Resale Registration Statement to register the resale of all of the shares sold in the October/November 2014 Private Placement, including the 9,404,064 shares issued to the Pershing Square’s funds upon stockholder approval on November 6, 2014. The November Resale Registration Statement was declared effective on November 10, 2014.
18. RESTRUCTURING
The Company continuously evaluates its operations in an effort to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of the Company's business segments:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Performance Solutions	$25.0	$6.9	$1.5
Agricultural Solutions	6.1	18.4	1.5
Total restructuring	$31.1	$25.3	$3.0
At December 31, 2016 and 2015, the Company’s restructuring liability totaled zero and $1.1 million, respectively, and was included in "Accrued expenses and other current liabilities" in the Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016 Activity
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
2015 Activity
The restructuring activity initiated by the Company's Performance Solutions segment primarily related to cost saving opportunities associated with a realignment of the segment's footprint in the United States, which included the sale of one of its legacy manufacturing sites during the third quarter of 2015, and cost saving opportunities associated with the integration of the Alent Acquisition. The restructuring plans initiated by the Company's Agricultural Solutions segment primarily related to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. Both segments also incurred expenses related to several overhead cost reduction initiatives. There are no material additional costs expected to be incurred related to these discrete restructuring plans.
2014 Activity
The restructuring activity initiated in 2014 primarily related to the elimination of certain headcount positions as well as several small initiatives targeting cost reduction opportunities.
Restructuring expenses were recorded as follows in the Consolidated Statements of Operations:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Cost of sales	$0.9	$6.3	$—
Selling, technical, general and administrative	30.2	19.0	3.0
Total restructuring	$31.1	$25.3	$3.0
19. OTHER INCOME (EXPENSE), NET
"Other income (expense), net", as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Gain on settlement agreement related to Series B Convertible Preferred Stock	$103.0	$—	$—
Loss on debt extinguishment	(11.3)	—	—
Non-cash change in fair value of preferred stock redemption liability	(5.0)	—	—
Legal settlements	—	17.7	—
Sale of intellectual property and product rights	4.4	6.1	—
Acquisition put option settlement	—	3.0	—
Other income (expense), net	9.7	3.6	(0.2)
Total other income (expense), net	$100.8	$30.4	$(0.2)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities", as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(amounts in millions)	2016	2015
Accrued customer rebates and sales incentives	$120.7	$120.7
Factoring and customer financing arrangements	38.3	71.1
Other current liabilities	238.0	222.4
Total accrued expenses and other current liabilities	$397.0	$414.2
21. NOTE RECEIVABLE
On October 28, 2015, the Company extended a short-term, recourse loan of $125 million to an unrelated third-party. The loan earned interest at an annual rate of 11% from inception through its settlement in January 2016. During 2015, the Company recognized interest income on the loan of $2.4 million.
22. SEGMENT INFORMATION
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
Performance Solutions – The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling. Its products include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids and photopolymers. Performance Solutions' products are sold worldwide. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance.
Within this segment, the Company provides specialty chemical solutions to the following five industries; Assembly Solutions, Electronics Solutions, Industrial Solutions, Graphic Solutions, and Offshore Solutions.

Assembly Solutions:	The segment develops, manufactures and sells innovative interconnected materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging.
Electronics Solutions:
The segment designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of the printed circuit boards and other electronic components they manufacture.

Industrial Solutions
The segment's dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process.

Graphic Solutions:
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

Offshore Solutions:	The segment produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
Agricultural Solutions – The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. It offers to growers diverse crop-protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. The segment also offers a wide variety of proven BioSolutions, including biostimulants, innovative nutrition and biocontrol products.  It

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

emphasizes farmer economics and food safety by combining, when possible, BioSolutions with crop protection and seed treatment agrochemicals.
With products to address every stage of the plant life-cycle, Agricultural Solutions aims to outperform the crop protection chemistry market by focusing on high-growth, high-value and high-differentiation (H3). In line with these objectives, in 2016, our Agricultural Solutions segment launched a "H3 Priority Segments" program, which focuses on five priority segments selected for their potential to deliver accelerated growth and sustained profitability due to their strong solutions orientation. The Company believes that each of these H3 Priority Segments is a high growth and high value segment that demonstrates a high potential for differentiation.
These H3 Priority Segments consist of: Crop Establishment, Plant Stress and Stimulation, Resistant Weed Management, Specialty Protection Niches, and Crop Residue Management.

Crop Establishment:	Focuses on seed treatment and in-furrow applications to protect the crop in its early stages.
Plant Stress and Stimulation:	Helps the metabolism of the plant deal with abiotic stresses such as drought and cold, while stimulating it to enhance yields through the use of biostimulants and other solutions.
Resistant Weed Management:	Develops solutions to manage weed resistance of widely used herbicides such as glyphosate.
Specialty Protection Niches:	Creates solutions to fight against niche pests in underserved segments such as mites or bacteria.
Crop Residue Management:
Develops standalone biocontrol solutions or combinations of biocontrol with conventional crop protection to help growers to effectively manage residue levels in fruits & vegetables and address evolving food chain requirements.

Additionally, its Global Value Added Portfolio, or GVAP, consists of agrochemicals in the fungicides, herbicides, insecticides and seed treatment categories, based on patented or proprietary off-patent AIs.  Its Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. The segment considers its GVAP and GBP offerings to be key pillars for sustainable growth in the H3 Priority Segments.  In addition, the segment offers regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary.
Segment Performance
The Company evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented.

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Net Sales:
Performance Solutions	$1,770.1	$800.8	$755.2
Agricultural Solutions	1,815.8	1,741.5	88.0
Consolidated net sales	$3,585.9	$2,542.3	$843.2
Depreciation and amortization:
Performance Solutions	$156.5	$80.0	$76.3
Agricultural Solutions	185.8	171.0	11.7
Consolidated depreciation and amortization	$342.3	$251.0	$88.0
Adjusted EBITDA:
Performance Solutions	$401.3	$224.3	$196.2
Agricultural Solutions	368.2	343.4	16.0
Consolidated adjusted EBITDA	$769.5	$567.7	$212.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles "Net loss attributable to common stockholders" to consolidated Adjusted EBITDA:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Net loss attributable to common stockholders	$(40.8)	$(308.6)	$(262.6)
Gain on amendment of Series B Convertible Preferred Stock	(32.9)	—	—
Stock dividend on Founder's preferred shares	—	—	232.7
Net income attributable to the non-controlling interests	(3.0)	4.2	5.7
Income tax expense (benefit)	28.6	75.1	(6.7)
Loss before income taxes and non-controlling interests	(48.1)	(229.3)	(30.9)
Adjustments to reconcile to Adjusted EBITDA:
Interest expense, net	375.7	213.9	37.9
Depreciation expense	75.0	48.9	20.6
Amortization expense	267.3	202.1	67.4
Restructuring expense	31.1	25.3	3.0
Manufacturer's profit in inventory purchase accounting adjustments	11.7	76.5	35.5
Acquisition and integration costs	33.4	122.4	47.8
Non-cash change in fair value contingent consideration	5.1	6.8	29.1
Legal settlement	(2.8)	(16.0)	—
Foreign exchange loss on foreign denominated external and internal debt	33.9	46.4	1.1
Fair value loss on foreign exchange forward contract	—	73.7	(0.3)
Goodwill impairment	46.6	—	—
Gain on settlement agreement related to Series B Convertible Preferred Stock	(103.0)	—	—
Non-cash change in fair value of preferred stock redemption liability	5.0	—	—
Debt refinancing costs	19.7	—	—
Other expense (income), net	18.9	(3.0)	1.0
Adjusted EBITDA	$769.5	$567.7	$212.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's total net sales by geographic area based on the country where sales were generated:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
United States	$725.4	$474.6	$217.4
Foreign Net Sales:
Brazil	463.0	380.6	70.9
China	330.6	108.3	87.8
France	227.8	196.8	64.3
Germany	172.9	35.4	22.0
Japan	145.7	166.6	22.9
United Kingdom	145.5	127.3	119.1
Other countries	1,375.0	1,052.7	238.8
Total Foreign Net Sales	2,860.5	2,067.7	625.8
Total consolidated net sales	$3,585.9	$2,542.3	$843.2
The following table provides the Company's total long-lived assets by geographic area:

	December 31,
(amounts in millions)	2016	2015
United States	$137.4	$138.3
Foreign countries
China	47.3	55.1
France	47.2	50.9
Brazil	36.9	28.7
Germany	30.0	33.0
United Kingdom	23.4	33.6
Other countries	138.3	152.0
Total foreign countries	323.1	353.3
Total long-lived assets, net (1)	$460.5	$491.6
(1) Long-lived assets represent property, plant, and equipment, net.
Total assets by reportable segment as of December 31, 2016 and 2015 are not presented as they are not utilized by the CODM for purposes of allocating resources and evaluating performance.
The following table shows the Company's external party sales by product category for the periods presented:

	Year Ended December 31,
(amounts in millions)	2016	2015	2014
Performance Solutions
Assembly Solutions	$554.5	$41.1	$—
Electronics Solutions	525.9	198.8	159.9
Industrial Solutions	445.0	287.8	336.7
Graphic Solutions	171.8	173.9	165.9
Offshore Solutions	72.9	99.2	92.7
Performance Solutions sales	1,770.1	800.8	755.2
Agricultural Solutions (1)	1,815.8	1,741.5	88.0
Total consolidated net sales	$3,585.9	$2,542.3	$843.2

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Agricultural Solutions product offerings are comprised of five major global product lines: fungicides and biofungicides; herbicides; insecticides, bioinsecticides and acaricides; biostimulants and innovative nutrition; and seed treatments. However, the segment manages and reports sales on a regional basis, making it impractical to present such data by product line.
23. SUPPLEMENTARY DATA

	2016
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data (Unaudited)
Net sales	$823.8	$921.6	$890.5	$950.0
Gross profit	356.0	380.6	375.1	396.0
Net (loss) income attributable to stockholders	(134.8)	(8.8)	71.8	(1.9)
Net (loss) income attributable to common stockholders	(134.8)	(8.8)	104.7	(1.9)
Basic (loss) earnings per share attributable to common stockholders	$(0.59)	$(0.04)	$0.45	$(0.01)
Diluted loss per share attributable to common stockholders	$(0.59)	$(0.04)	$(0.15)	$(0.01)

	2015
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data (Unaudited)
Net sales	$534.8	$675.1	$597.3	$735.1
Gross profit	207.1	268.6	242.7	273.5
Net loss attributable to stockholders	(26.7)	(12.2)	(140.1)	(129.6)
Net loss attributable to common stockholders	(26.7)	(12.2)	(140.1)	(129.6)
Basic loss per share attributable to common stockholders	$(0.14)	$(0.06)	$(0.66)	$(0.60)
Diluted loss per share attributable to common stockholders	$(0.14)	$(0.06)	$(0.66)	$(0.60)

	2014
(amounts in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data (Unaudited)
Net sales	$183.7	$189.1	$196.8	$273.6
Gross profit	84.2	96.7	103.2	112.5
Net (loss) income attributable to stockholders	(7.4)	(0.4)	11.9	(34.0)
Net (loss) income attributable to common stockholders	(7.4)	(0.4)	11.9	(266.7)
Basic (loss) earnings per share attributable to common stockholders	$(0.07)	$—	$0.09	$(1.59)
Diluted (loss) earnings per share attributable to common stockholders	$(0.07)	$—	$0.08	$(1.59)

Schedule II

Platform Specialty Products Corporation

Valuation and Qualifying Accounts and Reserves

(amounts in millions)	Balance at beginning of period	Charges to costs and expense	Deductions from reserves and other (2)	Balance at end of period
Reserves against accounts receivable (1):
2016	$(14.4)	$(19.0)	$(3.3)	$(36.7)
2015	(9.6)	(9.2)	4.4	(14.4)
2014	(10.1)	(1.2)	1.7	(9.6)

(1)	Primarily consists of reserves for uncollectible accounts.

(2)	Other activity consists primarily of currency translation effects.