Form 10-Q
period 2017-03-31
Platform Specialty Products Corp
filed 2017-05-09
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	May 5, 2017
Common Stock, par value $0.01 per share	286,176,956 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar	Percival and its agrochemical business, Agriphar.
Agriphar Acquisition	Acquisition of a 100% interest in Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent	Alent plc, a formerly public limited company registered in England and Wales.
Alent Acquisition	Acquisition of a 100% interest in Alent, completed on December 1, 2015 under the U.K. Companies Act 2006, as amended.
Amended and Restated Credit Agreement
Platform’s Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, MacDermid, the subsidiaries of Platform and MacDermid Holdings from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended on August 6, 2014 (Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1), February 13, 2015 (Amendment No. 3), December 3, 2015 (Amendment No. 4) and October 14, 2016 (Amendment No. 5), December 6, 2016 (Amendment No. 6) and April 18, 2017 (Amendment No. 7).

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 13, 2017.
AROs	Asset retirement obligations.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta Seller	Nalozo, L.P., an affiliate of the Original Arysta Seller who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.
Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS	The Chemtura AgroSolutions business of Chemtura.
CAS Acquisition	Acquisition of a 100% interest in CAS, completed on November 3, 2014.
Chemtura	Chemtura Corporation, a Delaware corporation.
CODM	Chief operating decision maker.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
EPS	Earnings per share.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
Exchange Agreement	Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.
FASB	Financial Accounting Standard Board.
FCPA	Foreign Corrupt Practices Act of 1977.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
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

H3 Priority Segments
Agricultural Solutions' five priority product offerings selected for their high growth and value potential, namely Crop Establishment, Plant Stress and Stimulation, Resistant Weed Management, Specialty Protection Niches and Crop Residue Management.

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

MacDermid Holdings	MacDermid Holdings, LLC which, at the time of the MacDermid Acquisition, owned approximately 97% of MacDermid, a subsidiary of MacDermid Holdings.
NAV	Net asset value.
November 2015 Notes Offering	Platform's private offering of $500 million aggregate principal amount of 10.375% USD Notes due 2021, completed on November 10, 2015.
NYSE	New York Stock Exchange.
OMG	OM Group, Inc., a Delaware corporation.
OMG Businesses	OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in the OMG Businesses completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
Original Arysta Seller	Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
PDH	Platform Delaware Holdings, Inc., a subsidiary of Platform.
PDH Common Stock	Shares of common stock of PDH.
Percival	Percival S.A., a société anonyme incorporated and organized under the laws of Belgium, acquired by Platform on October 1, 2014.
Quarterly Report	This quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2017.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
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

Series A Preferred Stock
2,000,000 shares of Platform’s Series A convertible preferred stock which were automatically converted from ordinary shares held by the Founder Entities upon Platform’s change of jurisdiction of incorporation from the British Virgin Islands to Delaware on January 22, 2014. Shares of Series A Preferred Stock are convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015. As of December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except loss per share data)

	Three Months Ended March 31,
	2017	2016

Net sales	$861.8	$823.8
Cost of sales	483.4	467.8
Gross profit	378.4	356.0
Operating expenses:
Selling, technical, general and administrative	257.5	284.0
Research and development	21.6	19.9
Total operating expenses	279.1	303.9
Operating profit	99.3	52.1
Other expense:
Interest expense, net	(89.4)	(93.8)
Foreign exchange loss	(12.6)	(71.1)
Other expense, net	(2.2)	(3.2)
Total other expense	(104.2)	(168.1)
Loss before income taxes and non-controlling interests	(4.9)	(116.0)
Income tax expense	(18.7)	(18.4)
Net loss	(23.6)	(134.4)
Net income attributable to the non-controlling interests	(0.8)	(0.4)
Net loss attributable to common stockholders	$(24.4)	$(134.8)
Loss per share
Basic	$(0.09)	$(0.59)
Diluted	$(0.09)	$(0.59)
Weighted average shares outstanding
Basic	284.5	229.5
Diluted	284.5	229.5

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016

Net loss	$(23.6)	$(134.4)

Other comprehensive income (loss)
Foreign currency translation adjustments	180.6	321.5
Pension and post-retirement plan net actuarial loss, net of tax of $0.0 and $0.0	(0.3)	—
Unrealized loss on available for sale securities, net of tax of $0.0 and $0.0	(0.4)	(0.4)
Unrealized gain (loss) arising on qualified hedging derivatives, net of tax of $0.0 and $0.0	1.6	(11.0)
Other comprehensive income	181.5	310.1

Comprehensive income	157.9	175.7
Comprehensive income attributable to the non-controlling interests	(6.2)	(12.1)
Comprehensive income attributable to common stockholders	$151.7	$163.6

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$366.4	$422.6
Accounts receivable, net	1,189.5	1,054.8
Inventories	516.7	416.4
Prepaid expenses	78.3	71.3
Other current assets	104.6	106.1
Total current assets	2,255.5	2,071.2
Property, plant and equipment, net	456.4	460.5
Goodwill	4,270.1	4,178.9
Intangible assets, net	3,241.1	3,233.3
Other assets	126.8	110.2
Total assets	$10,349.9	$10,054.1
Liabilities and Stockholders' Equity
Accounts payable	$410.4	$383.6
Current installments of long-term debt and revolving credit facilities	207.7	116.1
Accrued salaries, wages and employee benefits	86.8	103.5
Accrued income taxes payable	79.0	82.5
Accrued expenses and other current liabilities	417.0	397.0
Total current liabilities	1,200.9	1,082.7
Debt and capital lease obligations	5,141.8	5,122.9
Accrued post-retirement benefits	73.4	73.8
Deferred income taxes	668.2	663.2
Contingent consideration	76.8	75.8
Other liabilities	138.9	145.9
Total liabilities	7,300.0	7,164.3
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2017: 285.7 shares issued; 2016: 284.2 shares issued)	2.8	2.8
Additional paid-in capital	4,000.6	3,981.3
Treasury stock (2017: 0.0 shares)	(0.1)	—
Accumulated deficit	(597.9)	(573.5)
Accumulated other comprehensive loss	(498.4)	(674.5)
Total stockholders' equity	2,907.0	2,736.1
Non-controlling interests	142.9	153.7
Total equity	3,049.9	2,889.8
Total liabilities and stockholders' equity	$10,349.9	$10,054.1

See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(23.6)	$(134.4)
Reconciliation of net loss to net cash flows used in operating activities:
Depreciation and amortization	85.9	82.6
Deferred income taxes	(14.2)	(14.2)
Manufacturer's profit in inventory adjustment	—	12.0
Unrealized foreign exchange loss	13.7	61.8
Other, net	12.8	20.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(120.1)	(102.6)
Inventories	(83.9)	(86.5)
Accounts payable	32.9	(38.7)
Accrued expenses	(15.9)	(14.1)
Other assets and liabilities	(8.0)	3.4
Net cash flows used in operating activities	(120.4)	(210.4)
Cash flows from investing activities:
Capital expenditures	(14.9)	(11.6)
Investment in registrations of products	(12.9)	(7.5)
Other, net	2.4	(0.8)
Net cash flows used in investing activities	(25.4)	(19.9)
Cash flows from financing activities:
Change in lines of credit, net	89.0	132.5
Repayments of borrowings	(9.0)	(8.7)
Other, net	—	(3.1)
Net cash flows provided by financing activities	80.0	120.7
Effect of exchange rate changes on cash and cash equivalents	9.6	7.1
Net decrease in cash and cash equivalents	(56.2)	(102.5)
Cash and cash equivalents at beginning of period	422.6	432.2
Cash and cash equivalents at end of period	$366.4	$329.7

 See accompanying notes to condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Treasury Stock				Accumulated Other Comprehensive (Loss) Income
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	—	$—	$3,981.3	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(24.4)	—	(24.4)	0.8	(23.6)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—		176.1	176.1	5.4	181.5
Exercise/ vesting of share based compensation	—	—	48,721	—	6,618	(0.1)	—	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	1,356,483	—	—	—	16.5	—	—	16.5	(16.5)	—
Issuance of common stock under ESPP	—	—	37,980	—	—	—	0.3	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	—	—	2.5	—	—	2.5	—	2.5
Distribution to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2017	2,000,000	$—	285,664,352	$2.8	6,618	$(0.1)	$4,000.6	$(597.9)	$(498.4)	$2,907.0	$142.9	$3,049.9

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net (loss) income	—	—	—	—	—	(134.8)	—	(134.8)	0.4	(134.4)
Other comprehensive income, net of taxes	—	—	—	—	—	—	298.4	298.4	11.7	310.1
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	16,499	—	0.2	—	—	0.2	(0.2)	—
Issuance of common stock under ESPP	—	—	35,399	—	0.2	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	0.9	—	—	0.9	—	0.9
Balance at March 31, 2016	2,000,000	$—	229,523,697	$2.3	$3,521.7	$(667.5)	$(587.7)	$2,268.8	$181.3	$2,450.1

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
Platform is a global diversified producer of high-technology specialty chemical products. Platform's chemistry combines a number of ingredients to produce proprietary formulations. The Company operates in a wide variety of niche markets across multiple industries, including automotive, agricultural, animal health, electronics, graphic arts, and offshore oil and gas production and drilling. Platform sells and delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
As its name implies, Platform is an acquisition vehicle with a strategy of acquiring and maintaining leading positions in niche segments of high-growth markets. As such, the Company continually seeks opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting its “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly technical sales and customer service, and managing conservatively its investments in fixed assets and capital expenditures.
Basis of Presentation
The unaudited interim Condensed Consolidated Financial Statements and related information included in this Quarterly Report have been prepared in accordance with GAAP for interim financial information and in accordance with the applicable rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required in connection with annual financial statements. These unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, normal, recurring and necessary for a fair statement of the Company's results of operations. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report.
The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from audited annual financial statements, but does not include all of the footnote disclosures from the annual financial statements required by GAAP.
Principles of Consolidation
The accompanying unaudited interim Condensed Consolidated Financial Statements include the accounts of Platform and all of its respective controlled subsidiaries. All subsidiaries are included in the unaudited interim Condensed Consolidated Financial Statements for the entire period or, if acquired, from the date on which the Company obtained control. The Company fully consolidates the income, expenses, assets, liabilities and cash flows of subsidiaries from the date it acquires, controls, or becomes the primary beneficiary up to the date control ceases. All intercompany accounts and transactions have been eliminated in consolidation.
Recently Issued Accounting Pronouncements Not Yet Adopted
Intangibles - Goodwill and Other (Topic 350) - In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The guidance is effective prospectively as of January 1, 2020, with early adoption permitted. This ASU may have a material impact on the Company as the conclusion about whether there is an impairment of goodwill and the amount of the impairment may be different than current guidance once this standard is adopted. However, the impact of this guidance on our financial condition and results of operations will only apply if the Company’s goodwill is determined to be impaired in future tests.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Business Combinations (Topic 805) - In January, 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business.” This ASU provides a new framework that will assist in the evaluation of whether transactions should be accounted for as an acquisition or disposal of a business or a group of assets, as well as specifying the minimum required inputs and processes necessary to be a business. The guidance is effective prospectively as of January 1, 2018, with early adoption permitted. This ASU may have a material impact on accounting for business and asset acquisitions if conclusions regarding whether the acquisitions represent a business are different subsequent to the adoption of this ASU.
Income Taxes (Topic 740) - In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other than Inventory." This update stipulates that entities recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs.  The amendments in this guidance apply to assets other than inventory; for example, intellectual property and property, plant and equipment.  The guidance is effective on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2018. The Company is continuing to evaluate the impact of this ASU.
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This update was issued to reduce the differences in the classification of certain transactions in the statement of cash flows. The update addresses eight specific cash flow issues, including debt prepayment and extinguishment costs, zero coupon bond settlement, contingent consideration payments, insurance claim settlements, company-owned life insurance receipts/payments, distributions from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance is effective on a retrospective basis as of January 1, 2018, with early adoption permitted. The Company is continuing to evaluate the impact of the ASU.
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” The updated guidance applies to capital (or finance) and operating leases, and requires the lessee to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The lessee can make an accounting policy choice to not recognize right of use assets and lease liabilities for short-term leases (leases with a lease term of 12 months or less). The guidance is effective on a modified retrospective basis as of January 1, 2019, with early adoption permitted. The Company continues to evaluate the impact of this ASU.
Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", as a new Topic, ASC Topic 606. The core principle of the guidance is that a Company should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which deferred the effective date to January 1, 2018. This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating and implementing this new standard, and at this time, expects to adopt the standard as a cumulative-effect adjustment basis.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2.  ACQUISITIONS OF BUSINESSES
OMG Malaysia Acquisition
On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. The Company acquired OMG Malaysia by issuing a note payable for $125 million which was offset against a note receivable from the seller of the same amount. The Company acquired OMG Malaysia to further enhance its Performance Solutions segment in which OMG Malaysia is included. The impact of this acquisition on the Company's results of operations was not material.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. ACCOUNTS RECEIVABLE

(amounts in millions)	March 31, 2017	December 31, 2016
Total accounts receivable, net	$1,209.4	$1,058.0
Non-current accounts receivable, net	(19.9)	(3.2)
Current accounts receivable, net	$1,189.5	$1,054.8
Total accounts receivable are net of an allowance for doubtful accounts of $43.6 million and $36.7 million at March 31, 2017 and December 31, 2016, respectively. Accounts receivable classified as non-current at March 31, 2017 and December 31, 2016 were recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	March 31, 2017	December 31, 2016
Finished goods	$355.4	$273.8
Work in process	34.8	37.1
Raw materials and supplies	149.9	135.9
Total inventory, net	540.1	446.8
Non-current inventory, net	(23.4)	(30.4)
Current inventory, net	$516.7	$416.4
Inventory classified as non-current at March 31, 2017 and December 31, 2016 was recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
In connection with the Alent and OMG Malaysia Acquisitions, the value of finished goods inventory was increased at the respective dates of acquisition to reflect fair value. For the three months ended March 31, 2016, $12.0 million was charged to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment, including equipment under capital leases, were as follows:

(amounts in millions)	March 31, 2017	December 31, 2016
Land and leasehold improvements	$106.4	$101.5
Buildings and improvements	136.9	141.8
Machinery, equipment, fixtures and software	308.1	290.5
Construction in process	27.6	36.7
Assets under capital lease:
Land and buildings	7.8	7.7
Machinery and equipment	3.6	2.7
Total property, plant and equipment	590.4	580.9
Accumulated depreciation and amortization	(134.0)	(120.4)
Property, plant and equipment, net	$456.4	$460.5
For the three months ended March 31, 2017 and 2016, the Company recorded depreciation and amortization expense of $17.3 million and $18.2 million, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)		Performance Solutions	Agricultural Solutions	Total
December 31, 2016	(*)	$2,132.4	$2,046.5	$4,178.9
Foreign currency translation		29.3	61.9	91.2
March 31, 2017	(*)	$2,161.7	$2,108.4	$4,270.1
(*)     Includes accumulated impairment losses totaling $46.6 million associated with the Company's Performance Solutions segment.
The carrying value of indefinite-lived intangible assets other than goodwill, which consists solely of tradenames, was $386 million and $377 million at March 31, 2017 and December 31, 2016, respectively.
Intangible assets subject to amortization were as follows:

		March 31, 2017			December 31, 2016
(amounts in millions)	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	18.1	$1,268.3	$(197.8)	$1,070.5	$1,245.9	$(174.5)	$1,071.4
Developed technology (*)	11.6	2,174.7	(406.4)	1,768.3	2,022.1	(254.9)	1,767.2
Tradenames	7.9	24.7	(8.7)	16.0	25.1	(8.2)	16.9
Non-compete agreements	5.0	1.6	(0.8)	0.8	1.9	(1.1)	0.8
Total	14.0	$3,469.3	$(613.7)	$2,855.6	$3,295.0	$(438.7)	$2,856.3
(*)     Includes in-process registration rights awaiting completion before amortization commences.
For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense on intangible assets of $68.6 million and $64.4 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. LONG-TERM COMPENSATION PLANS
As of March 31, 2017, a total of 422,155 shares of common stock had been issued and 3,780,637 awarded RSUs and stock options were outstanding under the 2013 Plan.

	Three Months Ended March 31, 2017
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2016	3,003,003	2,117,493	320,312	565,198
Granted	1,276,026	1,019,824	—	256,202
Exercised/Issued	(48,721)	(48,721)	—	—
Forfeited	(274,671)	(185,468)	—	(89,203)
Outstanding at March 31, 2017	3,955,637	2,903,128	320,312	732,197
Equity Classified RSUs
During the three months ended March 31, 2017, the Company granted RSUs under the 2013 Plan as follows:

	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
RSUs granted	1,019,824	$16.47	33.0
Certain of the RSUs granted during the period contain performance or market vesting conditions in addition to a service vesting condition. RSUs granted with service or performance vesting conditions were valued at the grant date stock price. The grant date fair value of RSUs containing a market vesting condition were estimated using a Monte Carlo simulation of the performance of the Company's common stock relative to the S&P MidCap 400. Certain of the RSUs with performance or market vesting conditions also contain provisions for additional share awards in the event certain performance or market conditions are met at the end of certain applicable measurement periods. These conditions are generally based on ROIC or TSR targets.
The following assumptions were used to estimate the grant date fair value of RSUs containing a market vesting condition:

Monte Carlo input assumptions
Weighted average expected term (years) (1)	3.00
Expected volatility (2)	52.1%
Risk-free rate (3)	1.50%

(1)	Weighted average expected term is calculated based on the award service period.

(2)	Expected volatility is calculated based on a blend of the implied and historical equity volatility of an index of comparable companies over a period equal to the expected term.

(3)	Risk-free rate of return is based on an interpolation of U.S. Treasury rates to reflect an expected term of three years at the date of grant.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, the following equity classified RSUs were outstanding:

	March 31, 2017
Vesting Conditions:	Outstanding	Weighted average remaining service period (months)	Potential additional awards
Service-based	1,007,013	25.5	—
Performance-based	1,052,737	25.4	690,882
Market-based	843,378	29.2	1,603,645
Total	2,903,128	26.5	2,294,527
In addition, the Board had approved 83,333 RSUs under the 2013 Plan which are subject to achieving the 2018 adjusted EBITDA performance target, with a maximum payoff of 100%. The performance target will be established as a part of the 2018 planning process and, therefore, these RSUs have been excluded from the above grant activity until the target is set.
For the three months ended March 31, 2017 and 2016, total compensation expense associated with RSUs classified as equity totaled $2.4 million and $0.9, respectively.
Stock Options
During the three months ended March 31, 2017, the Company granted non-qualified stock options under the 2013 Plan as follows:

	Stock Options	Weighted average strike price per share	Weighted average grant date fair value per share
Stock options granted	256,202	$13.30	$6.05
Stock options are subject to graded vesting over a three-year period and have contractual lives of ten years from the grant date. Fair value of the grants is calculated using the Black-Scholes option pricing model at the grant date.
The following table provides the range of assumptions used in valuing the option grants using the Black-Scholes option pricing method:

Black-Scholes input assumptions
Weighted average expected term (years) (1)	6.0
Expected volatility (2)	45.0%
Risk-free rate (3)	2.09%
Expected dividend rate	—%

(1)
Weighted average expected term is calculated based on the simplified method for plain vanilla options as the Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term and certain alternative information to assist with estimating it is not easily obtainable.

(2)	Expected volatility is calculated based on a blend of the implied and historical equity volatility of an index of comparable companies over a period equal to the expected term.

(3)	Risk-free rate of return is based on an interpolation of U.S. Treasury rates to reflect an expected term of six years at the date of grant.
For the three months ended March 31, 2017 and 2016, compensation expense associated with stock options was not material.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
(amounts in millions)	2017		2016
Pension & SERP Benefits	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.5	$—	$0.4
Interest cost on the projected benefit obligation	2.2	0.6	2.5	0.8
Expected return on plan assets	(2.5)	(0.5)	(2.9)	(0.7)
Amortization of prior service cost	—	—	—	0.2
Net periodic (benefit) cost	$(0.3)	$0.6	$(0.4)	$0.7

	Three Months Ended March 31,
(amounts in millions)	2017		2016
Post-retirement Benefits	Domestic	Foreign	Domestic	Foreign
Interest cost on the projected benefit obligation	$0.1	$0.1	$0.1	$0.1
Net periodic cost	$0.1	$0.1	$0.1	$0.1
No pension service costs were recognized during the three months ended March 31, 2017 and 2016 under the domestic pension plans, nor will there be in future periods, as benefits in the plans were frozen.
The Company expects to make contributions totaling approximately $3.0 million to its pension and other post-retirement benefit plans during 2017, of which approximately $0.7 million was contributed as of March 31, 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.  DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)		March 31, 2017	December 31, 2016
USD Senior Notes due 2022, interest at 6.5%	(1)	$1,083.9	$1,083.2
EUR Senior Notes due 2023, interest at 6.00%	(1)	367.3	362.4
USD Senior Notes due 2021, interest at 10.375%	(1)	489.5	489.0
First Lien Credit Facility - U.S. Dollar Term Loans due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	(2)	582.7	582.5
First Lien Credit Facility - U.S. Dollar Term Loans due 2021, interest at the greater of 5.00% or LIBOR plus 4.00%	(2) (3)	1,442.0	1,444.2
First Lien Credit Facility - Euro Term Loans due 2020, interest at the greater of 4.25% or EURIBOR plus 3.25%	(2)	735.2	726.5
First Lien Credit Facility - Euro Term Loans due 2021, interest at the greater of 4.75% or EURIBOR plus 3.75%	(2) (3)	455.6	450.7
Borrowings under the Revolving Credit Facility	(4)	85.0	—
Borrowings under lines of credit	(4)	93.8	86.0
Other		14.5	14.5
Total debt and capital lease obligations		5,349.5	5,239.0
Less: current portion debt and capital lease obligations		(207.7)	(116.1)
Total long-term debt and capital lease obligations		$5,141.8	$5,122.9

(1)
Net of unamortized premium, discounts, and debt issuance costs of $32.0 million and $33.4 million at March 31, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 7.80% and 7.81% at March 31, 2017 and December 31, 2016, respectively.

(2)
First Lien Credit Facility term loans net of unamortized discounts and debt issuance costs of $59.5 million and $64.0 million at March 31, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 5.68% and 5.64% at March 31, 2017 and December 31, 2016, respectively, including the effects of interest rate swaps. Refer to Note 10, Derivative Instruments, for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

(4)	Weighted average interest rate of 3.28% and 4.48% at March 31, 2017 and December 31, 2016, respectively.
Minimum principal payments on long-term debt and capital leases were as follows:

(amounts in millions)		Principal Payments
2017 - remaining		$25.3
2018		33.6
2019		33.4
2020		1,331.1
2021	(*)	2,354.2
2022		1,100.4
Thereafter		373.6
Total		$5,251.6

(*)
In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of approximately $1.93 billion of first lien debt will be extended to June 7, 2023 from November 2, 2021.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. As of March 31, 2017, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $500 million, which consisted of (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. The Revolving Credit Facility will mature on June 7, 2018, and for lenders that consented to an extension, June 7, 2019. The Company is required to pay a quarterly commitment fee of 0.50% on the unused balance of the Revolving Credit Facility.
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
Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. The Restricted Payments basket, as defined in the Amended and Restated Credit Agreement, limits select forms of restricted payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.0 to 1.0. The Revolving Credit Facility also imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0, subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions.
The Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Amended and Restated Credit Agreement may be accelerated and the Company's lenders could foreclose on their security interests in the Company's assets, which may have a material adverse effect on the consolidated financial condition, results of operation or cash flows of the Company. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with such debt covenants, had full availability of its unused borrowing capacity of $403 million, net of letters of credit, under the Revolving Credit Facility.
Subsequent Event
On April 18, 2017, the Company entered into and closed the transactions contemplated by Amendment No. 7 to the Second Amended and Restated Credit Agreement. Amendment No. 7 provided for the prepayment in full of previously existing tranche B-4 term loans denominated in U.S. Dollars and tranche C-3 term loans denominated in Euros with the aggregate proceeds of newly created tranche B-6 term loans denominated in U.S. Dollars in an aggregate principal amount of $1.23 billion and tranche C-5 term loans denominated in Euros in an aggregate principal amount of €650 million. The refinanced term loans were created in connection with the Company's repricing, extension and amendment closed on October 14, 2016. The amendment effectively reduced interest rates by 100 basis points for each of the new U.S. Dollar denominated term loans and the new Euro denominated term loans. In addition, the EURIBOR floor was reduced from 1.00% to 0.75% on the new Euro denominated term loans.The new tranche B-6 term loans bear interest at 3.0% per annum, plus an applicable eurocurrency rate, or 2.0% plus and applicable base rate, and the new Euro tranche C-5 term loans bear interest at 2.75% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement. In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of the new term loans will be extended to June 7, 2023 from November 2, 2021.
Except as set forth in Amendment No. 7 and above, the new USD tranche B-6 term loans have identical terms as the existing U.S. Dollar denominated tranche B-5 term loans and the new Euro tranche C-5 term loans have identical terms as the existing Euro denominated tranche C-4 term loans and, in each case, are otherwise subject to the provisions of the Amended and Restated Credit Agreement.
Senior Notes
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. As of March 31, 2017 and December 31, 2016, the aggregate principal amount outstanding under such facilities totaled $179 million and $86.0 million, respectively. The Company also had letters of credit outstanding of $24.0 million and $32.6 million as of March 31, 2017 and December 31, 2016, respectively, of which $12.0 million and $11.8 million as of March 31, 2017 and December 31, 2016, respectively, reduced the borrowings available under the various facilities. As of March 31, 2017 and December 31, 2016, the availability under these facilities was approximately $466 million and $561 million, respectively, net of outstanding letters of credit.
Accounts Receivable Factoring Arrangements
Off balance sheet arrangements
The Company has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $260 million and $256 million as of March 31, 2017 and December 31, 2016, respectively, of eligible trade receivables. The Company had utilized approximately $176 million and $167 million of these arrangements as of March 31, 2017 and December 31, 2016, respectively. The receivables under these arrangements are excluded from the Consolidated Balance Sheets and the proceeds are included in "Operating Activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On balance sheet arrangements
The Company has arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $70.9 million and $65.3 million of these arrangements as of March 31, 2017 and December 31, 2016, respectively, of eligible trade receivables. The Company had utilized approximately $46.1 million and $38.3 million as of March 31, 2017 and December 31, 2016, respectively. The proceeds from these arrangements are accounted for as "Financing Activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Interest expense, net" in the Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company in the United States and the Netherlands periodically enter into arrangements with financial institutions for consignment and/or purchase of precious metals. The present and future indebtedness and liability relating to such arrangements are guaranteed by the Company. The Company’s maximum guarantee liability under these arrangements is limited to an aggregate of $18.0 million.
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
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
As of March 31, 2017, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with U.S. Dollars and Euros, with less significant amounts with Japanese Yen. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total U.S. Dollar equivalent of foreign currency exchange forward contracts held at March 31, 2017 was approximately $914 million. Substantially all foreign currency exchange contracts held at March 31, 2017 have settlement dates within one year.
The following table details the Company's significant outstanding foreign exchange derivative contracts as of March 31, 2017:

(in millions)	Traded against USD		Traded against EUR (USD equivalent)
Currency	Purchasing	Selling	Purchasing	Selling
Euro (EUR)	$157.9	$347.5	$—	$—
Brazilian Real (BRL)	45.2	123.7	—	2.2
Japanese Yen (JPY)	45.1	20.6	3.3	3.5
British Pound (GBP)	31.2	—	82.2	—
Other	19.4	19.8	—	0.6
Total	$298.8	$511.6	$85.5	$6.3
The change in the net fair value of the foreign currency forward contracts is recorded in "Other expense, net" in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest Rates
In August 2015, the Company entered into a series of pay fixed, receive floating interest rate swaps with respect to a portion of its indebtedness. The swaps effectively fix the floating base rate portion of the interest payments on approximately $1.15 billion of the Company's USD denominated debt and €281 million of its Euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Other comprehensive income (loss)" and reclassified from "Accumulated other comprehensive income (loss)" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in "Interest expense, net" in the Condensed Consolidated Statements of Operations.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $39.2 million and $42.0 million as of March 31, 2017 and December 31, 2016, respectively. All contracts outstanding at March 31, 2017 have delivery dates within the next twelve months. The change in the net fair value of the commodities futures contracts is recorded in "Other expense, net" in the Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional value of the embedded derivative, have been recorded in "Inventories" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $10.5 million and $9.9 million at March 31, 2017 and December 31, 2016, respectively, and primarily relate to gold and palladium purchases. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and totaled $0.2 million at March 31, 2017 and December 31, 2016.
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)	Balance sheet location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$8.5	$10.2
Derivatives not designated as hedging instruments:
Foreign exchange and metals contracts	Other current assets	8.4	8.5
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	12.0	10.7
Net derivative contract liability		$(12.1)	$(12.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2017 and 2016, the Company recorded the following realized and unrealized losses associated with derivative contracts designated as hedging instruments and made the following reclassifications from Accumulated Other Comprehensive Income:

(amounts in millions)	Amount of loss recognized in Other Comprehensive Income for the three months ended March 31,		Location of loss reclassified from Accumulated Other Comprehensive Income	Amount of loss reclassified from Accumulated Other Comprehensive Income into income for the three months ended March 31,
Derivatives designated as hedging instruments:	2017	2016		2017	2016
Interest rate swaps	$1.4	$13.9	Interest expense, net	$3.0	$2.9
The interest rate swaps were deemed highly effective, with no ineffective portions, for the three months ended March 31, 2017. During the next twelve months, the Company expects to reclassify $8.5 million from "Accumulated other comprehensive income" to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2017 and 2016, the Company recorded the following realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

(amounts in millions)	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives for the three months ended March 31,
Derivatives not designated as hedging instruments:		2017	2016
Foreign exchange and metals contracts	Other expense, net	$1.4	$5.3
Master Netting Arrangements
In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an International Swaps and Derivatives Association (ISDA) or similar agreements. The right to set-off within these agreements is limited to certain termination events, such as bankruptcy or default of either party to the agreement. The Company has made an accounting policy decision not to offset and recognizes gross derivative asset and liability balances in the Condensed Consolidated Balance Sheets.
The following tables present recognized derivative assets and liabilities that are subject to master netting arrangements but not offset, as of March 31, 2017 and December 31, 2016, and shows in the "Net" column what the net impact would be on the Condensed Consolidated Balance Sheets if all set-off rights were exercised:

	March 31, 2017
(amounts in millions)	Amounts offset			Amounts not offset		Net
	Gross	Gross offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$7.4	$—	$7.4	$(0.3)	$—	$7.1
Derivative liabilities	11.3	—	11.3	(3.4)	(0.8)	7.1

	December 31, 2016
(amounts in millions)	Amounts offset			Amounts not offset		Net
	Gross	Gross offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$6.3	$—	$6.3	$(2.5)	$—	$3.8
Derivative liabilities	8.9	—	8.9	(2.6)	(1.0)	5.3
Collateral paid to counterparties is recorded in "Other current assets" in the Condensed Consolidated Balance Sheets.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11. FAIR VALUE MEASUREMENTS
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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$70.4	$3.5	$66.9	$—
Available for sale equity securities	2.8	2.1	0.7	—
Derivatives	8.4	—	8.4	—
Total	$81.6	$5.6	$76.0	$—

Liability Category
Derivatives	$20.5	$—	$20.5	$—
Long-term contingent consideration	76.9	—	—	76.9
Total	$97.4	$—	$20.5	$76.9

		Fair Value Measurement Using
(amounts in millions)	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$48.2	$—	$48.2	$—
Available for sale equity securities	5.7	5.1	0.6	—
Derivatives	8.5	—	8.5	—
Total	$62.4	$5.1	$57.3	$—

Liability Category
Derivatives	$20.9	$—	$20.9	$—
Long-term contingent consideration	75.8	—	—	75.8
Total	$96.7	$—	$20.9	$75.8

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
Derivatives - Derivative assets and liabilities include foreign currency, metals and interest rate derivatives. The values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of adjusted EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 which was agreed upon in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The fair value of the adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 9.50% and expected future value of payments of $60.0 million calculated using a probability weighted adjusted EBITDA assessment with higher probability associated with the Company achieving the maximum adjusted EBITDA targets. Changes in the fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.5 million. Relative to the adjusted EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the fair value measure of the metric by approximately $1.7 million.
The following table provides a reconciliation of the beginning and ending balances for the three months ended March 31, 2017 for instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(amounts in millions)	March 31, 2017
Fair value measurements using significant unobservable inputs (Level 3)
Balance at December 31, 2016	$75.8
Changes in fair value (1)	1.1
Balance at March 31, 2017	$76.9

(1)	There were no other changes to the Company's Level 3 instruments including transfers, purchases, sales, or settlements during the three months ended March 31, 2017.
The Company consistently applies its policy for transfers between fair value hierarchy levels as disclosed in the Company's Annual Report. There were no significant transfers between the fair value hierarchy levels for the three months ended March 31, 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations that are not carried at fair value:

(amounts in millions)	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
USD Senior Notes due 2022	$1,083.9	$1,140.7	$1,083.2	$1,109.2
EUR Senior Notes due 2023	367.3	384.7	362.4	372.1
USD Senior Notes due 2021	489.5	554.8	489.0	555.4
First Lien Credit Facility - U.S. Dollar Term Loans, due 2020	582.7	612.7	582.5	616.8
First Lien Credit Facility - U.S. Dollar Term Loans, due 2021 (1)	1,442.0	1,473.1	1,444.2	1,493.4
First Lien Credit Facility - Euro Term Loans, due 2020	735.2	749.1	726.5	742.3
First Lien Credit Facility - Euro Term Loans, due 2021 (1)	455.6	459.9	450.7	459.2
Capital lease obligations	3.8	3.8	4.6	4.7
Total	$5,160.0	$5,378.8	$5,143.1	$5,353.1

(1)
In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date will be extended to June 7, 2023 from November 2, 2021.

Carrying values presented above include unamortized premiums, discounts and debt issuance costs.
The fair value of long-term debt and capital lease instruments is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." As of March 31, 2017 and December 31, 2016, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) upon the last day of the seventh full financial year following the MacDermid Acquisition, being December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85 per share.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock. Since October 31, 2014, all shares of PDH common stock are convertible, at the option of the holder, into a like number of shares of the Company's common stock, the sale of which is subject to a contractual lock-up of 25% per year over a four-year period, which started on October 31, 2013. Since October 31, 2016, which corresponded to the third anniversary of the MacDermid Acquisition, all shares of PDH Common Stock, except those held by Tartan, remain subject to a contractual lock-up with respect to 25% of the total shares of PDH Common Stock initially received by their holders. Since October 31, 2016, Tartan members, who hold approximately 5.6 million shares of PDH Common Stock, are no longer subject to any contractual lock-up. In addition, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020), and (ii) such date on which all shares of PDH Common Stock held by Tartan have been exchanged for common stock, Platform has agreed, among certain other covenants, to obtain written consent from Tartan prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for common stock.
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 and will continue to be until such time as it is fully converted into shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 2.4 million shares have been issued as of March 31, 2017.
For the three months ended March 31, 2017 and 2016, approximately $1.9 million and $(1.2) million, respectively, of net income (loss) has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations, representing a non-controlling interest of 5.01% and 6.24% at March 31, 2017 and 2016, respectively.
13. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Loss on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(694.7)	$(18.8)	$0.4	$(5.8)	$44.4	$(674.5)
Other comprehensive income (loss) before reclassifications, net	180.6	(0.3)	(0.4)	(1.4)	(5.4)	173.1
Reclassifications, pretax	—	—	—	3.0	—	3.0
Balance at March 31, 2017	$(514.1)	$(19.1)	$—	$(4.2)	$39.0	$(498.4)

	Three Months Ended March 31, 2016
(amounts in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available for Sale Securities	Derivative Financial Instrument Revaluation	Non-Controlling Interests	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(899.3)	$(26.3)	$1.2	$(8.1)	$46.4	$(886.1)
Other comprehensive income (loss) before reclassifications, net	321.5	—	(0.4)	(13.9)	(11.7)	295.5
Reclassifications, pretax	—	—	—	2.9	—	2.9
Balance at March 31, 2016	$(577.8)	$(26.3)	$0.8	$(19.1)	$34.7	$(587.7)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

14.  LOSS PER SHARE
A computation of loss per share and weighted average shares of common stock outstanding for the three months ended March 31, 2017 and 2016 follows:

	Three Months Ended March 31,
(amounts in millions, except per share amounts)	2017	2016
Net loss attributable to common stockholders	$(24.4)	$(134.8)

Basic weighted average common stock outstanding	284.5	229.5
Share adjustments (1)	—	—
Dilutive weighted average common stock outstanding	284.5	229.5
Loss per share attributable to common stockholders:
Basic	$(0.09)	$(0.59)
Diluted	$(0.09)	$(0.59)

Dividends per share paid to common stockholders	$—	$—

(1)
For the three months ended March 31, 2017 and 2016 no share adjustments are included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.

For the three months ended March 31, 2017 and 2016, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance. These securities may become dilutive in future periods.

	Three Months Ended March 31,
(amounts in thousands)	2017	2016
Shares issuable upon conversion of PDH Common Stock	7,504	8,052
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock*	—	22,108
Shares contingently issuable for the contingent consideration	6,141	8,704
Stock options	49	—
RSUs	711	—
Shares issuable under the ESPP	6	1
	16,411	40,865
*     As of December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.
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
The Company's ARO liability is included in "Accrued expenses and other current liabilities" and "Other long-term liabilities" in the Condensed Consolidated Balance Sheets and totaled $20.6 million and $19.8 million as of March 31, 2017 and December 31, 2016, respectively.

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
The Company's environmental liability is included in "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets, and totaled $32.4 million and $32.6 million as of March 31, 2017 and December 31, 2016, respectively, primarily in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company's accruals for its outstanding legal proceedings are included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets, and totaled $7.7 million and $3.7 million as of March 31, 2017 and December 31, 2016, respectively.
The following is a description of certain litigation matters:
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. In September 2014, Agricola Colonet, SA de CV filed a complaint with the 1st Civil Court in San Quintin (Baja California) where it alleged that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 188 million ($10.0 million). A related complaint was filed in June 2016 in the U.S. District Court for the Southern District of California by Fresh Pac International, Inc., naming the Company as a defendant.  In the complaint, Fresh Pac International Inc. claims to be a distributor of produce for Agricola Colonet, SA de CV and seeks in excess of $6.0 million in damages allegedly sustained in connection with the events that appear to form the basis of the claim by Agricola Colonet SA de CV.  The action against the Company in the U.S. District Court for the Southern District of California has been dismissed, although the dismissal has not yet been reduced to a judgment, which would be subject to possible appeal by the plaintiff. The Company believes that it has adequate defenses and intends to vigorously defend against these claims. Under its risk management policies, the Company maintains certain insurance policies under which such claims may be covered.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($16.0 million), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($22.7 million). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($124 million) for health problems allegedly contracted as a result of their employment at the incineration site.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. The Company's contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 87.6 million ($28.0 million). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.
In July 2014, a federal court jury in the U.S. District Court for the District of Connecticut found in favor of MacDermid Printing Solutions LLC in litigation against Cortron, Inc. The court entered a judgment in the amount of approximately $64.7 million. Cortron, Inc. appealed the verdict, and in August 2016 the United States Court of Appeals for the Second Circuit issued a decision in which it reversed the District Court’s verdict with respect to certain claims, affirmed with respect to other claims, and remanded to the District Court to recalculate the damages payable to MacDermid Printing Solutions LLC. On remand, the District Court calculated revised damages payable to MacDermid Printing Solutions LLC to be $11.8 million and ordered the parties to meet and confer with respect to the amount of attorneys’ fees to be included in the award. The amount of the ultimate judgment is subject to further proceedings and is, therefore, uncertain. Proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
In September 2014, the U.S. District Court for the District of New Jersey rendered a summary judgment in favor of MacDermid related to a patent litigation with E.I. du Pont de Nemours and Company. The Court issued summary judgment rulings in favor of MacDermid finding certain E.I. du Pont de Nemours and Company’s patents invalid and not infringed. These rulings summarily found against E.I. du Pont de Nemours and Company on all of the patent claims asserted by E.I. du Pont de Nemours and Company in this lawsuit. The ruling, however, leaves the counterclaims made by MacDermid against E.I. du Pont de Nemours and Company in place. E.I. du Pont de Nemours and Company appealed the summary judgment, and in August 2016 the United States Court of Appeals for the Federal Circuit affirmed the District Court’s summary judgment rulings. E.I. du Pont de Nemours and Company petitioned the Court of Appeals for a review of the decision en banc, which petition was denied. A trial date for MacDermid’s counterclaims against E.I. du Pont de Nemours and Company has been set for June 2017. Proceeds from this litigation are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.

16. INCOME TAXES
The Company's quarterly tax provision is measured using an estimated annual effective tax rate, adjusted for discrete items within the periods presented. The comparison of the Company's effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. For the three months ended March 31, 2017 and 2016, income tax expense totaled $18.7 million and $18.4 million, respectively. The difference between the U.S. statutory rate and effective tax rate for the three months ended March 31, 2017 and 2016 primarily related to the recognition of a valuation allowance of $15.8 million and $59.6 million, respectively, on net operating losses that may not be recoverable for U.S. and foreign companies.
17. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, which is accrued quarterly and payable in quarterly installments. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term.
18. RESTRUCTURING
The Company continuously evaluates all operations to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.
Restructuring expenses were recorded as follows in each of the Company's segments:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Performance Solutions	$2.3	$4.2
Agricultural Solutions	—	0.9
Total restructuring	$2.3	$5.1
The restructuring plans initiated within the Performance Solutions segment during 2017 and 2016 relate primarily to headcount reductions associated with the integration of the Alent, OMG and OMG Malaysia Acquisitions. The restructuring plans initiated within the Agricultural Solutions segment during 2016 relate primarily to cost saving opportunities associated with the integration of the Arysta, CAS and Agriphar Acquisitions. There are no material additional costs expected to be incurred related to these discrete restructuring plans.
As of March 31, 2017 and December 31, 2016, restructuring liabilities were not material.
Restructuring expenses were recorded as follows in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Cost of sales	$(0.5)	$(0.4)
Selling, technical, general and administrative	2.8	5.5
Total restructuring	$2.3	$5.1

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

19. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. The reporting segments represent businesses for which separate financial information is utilized by the CODM for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president, who reports to the CODM.
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
Within this segment, the Company provides specialty chemical solutions to the following five industries:

Assembly Solutions:	The business develops, manufactures and sells innovative interconnected materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging.
Electronics Solutions:
The business designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of the printed circuit boards and other electronic components they manufacture.

Industrial Solutions
The business' dynamic chemistries are used for finishing, cleaning and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process.

Graphic Solutions:
The business produces photopolymers, through an extensive line of flexographic plates, which are used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels and beverage containers. In addition, the segment also produces photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

Offshore Solutions:	The business produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
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
With products to address every stage of the plant life-cycle, Agricultural Solutions aims to outperform the crop protection chemistry market by focusing on high-growth, high-value and high-differentiation (H3). In line with these objectives, in 2016, our Agricultural Solutions segment launched a "H3 Priority Segments" program, which focuses on the following five priority product offerings which were selected for their potential to deliver accelerated growth and sustained profitability due to their strong solutions orientation:

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Additionally, Agricultural Solutions' Global Value Added Portfolio, or GVAP, consists of agrochemicals in the fungicides, herbicides, insecticides and seed treatment categories, based on patented or proprietary off-patent AIs.  Its Global BioSolutions Portfolio, or GBP, includes biostimulants, innovative nutrition and biocontrol products. The segment considers its GVAP and GBP offerings to be key pillars for sustainable growth in the H3 Priority Segments.  In addition, the segment offers regional off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Segment Performance
The Company allocated resources and evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not considered to be representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Net Sales:
Performance Solutions	$447.1	$420.0
Agricultural Solutions	414.7	403.8
Consolidated net sales	$861.8	$823.8
Adjusted EBITDA:
Performance Solutions	$102.3	$83.0
Agricultural Solutions	90.8	85.4
Consolidated adjusted EBITDA	$193.1	$168.4

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles Net loss attributable to common stockholders to adjusted EBITDA:

	Three months ended March 31,
(amounts in millions)	2017	2016
Net loss attributable to common stockholders	$(24.4)	$(134.8)
Net income attributable to the non-controlling interests	0.8	0.4
Income tax expense	18.7	18.4
Loss before income taxes and non-controlling interests	(4.9)	(116.0)
Adjustments to reconcile to adjusted EBITDA:
Interest expense, net	89.4	93.8
Depreciation expense	17.3	18.2
Amortization expense	68.6	64.4
Long-term compensation issued in connection with acquisitions	—	0.3
Restructuring expense	2.3	5.1
Manufacturer's profit in inventory purchase accounting adjustments	—	12.0
Acquisition and integration costs	3.6	18.9
Non-cash change in fair value of contingent consideration	1.1	2.8
Foreign exchange loss on foreign denominated external and internal long-term debt	11.8	66.1
Other, net	3.9	2.8
Adjusted EBITDA	$193.1	$168.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, revenues, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Platform generally identifies forward-looking statements by words such as “plans,” “expects,” “is expected,” “is subject to,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes,” “targets,” “aims,” “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's Annual Report, and Part II, Item 1A of this Quarterly Report, in each case under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Also, historical results are not necessarily indicative of the results expected for any future period. You are advised to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
The following “Executive Overview” section, including "Our Business" and "Recent Events" below, is a brief presentation of our company and summary of our business, recent developments and certain significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. You should read the relevant portions of this section for a complete discussion of the events and items summarized below.
Executive Overview
We are a global and diversified producer of high-technology specialty chemical products.  Our chemistry combines a number of ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We operate in a wide variety of attractive niche markets across multiple industries, including automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling, and we believe that the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets while also expanding margins by continuing to offer high customer value propositions.
As our name implies, Platform is an acquisition vehicle with a strategy of acquiring and maintaining leading positions in niche segments of high-growth markets. As such, we continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development and offering highly technical sales and customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent.

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
We believe that the fragmented nature of the specialty chemical products market will continue to provide significant opportunities for growth. We also believe that our combined company provides a strong platform on which to grow our business and expand our market shares in key geographic markets, particularly in emerging markets. We expect that the Acquisitions will continue to enhance our growth by extending our products' breadth, developing higher-margin products and growing internationally. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations. Our goal is to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration and customer education can add value for our customers.
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Note 19, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Recent Events
On March 16, 2017, John P. Connolly, our then Vice President, Corporate Controller and Chief Accounting Officer, was appointed Chief Financial Officer following the resignation of Sanjiv Khattri as Executive Vice President and Chief Financial Officer. Mr. Connolly joined Platform in August 2016 from Xylem Inc., a water technology company, where he established the corporate controllership and accounting functions following its spin-off from ITT Corporation.
On April 18, 2017, we entered into and closed the transactions contemplated by Amendment No. 7 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. Dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. Dollars in an aggregate principal amount of $1.23 billion and term loans denominated in Euros in an aggregate principal amount of €650 million. The amendment effectively reduced interests rates by 100 basis points across both the U.S. Dollar and Euro tranches. In addition, the EURIBOR floor was reduced from 1.00% to 0.75% on the new Euro denominated term loans. The reduced interest rates are expected to generate incremental annual cash savings of approximately $22.0 million. See Note 9, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Subsequent Event."
As previously disclosed in the Company's Annual Report, in connection with the implementation of internal controls, policies and procedures at Arysta, following the acquisition of that business in 2015, Platform discovered that certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa might have been illegal or otherwise inappropriate. The Company conducted an investigation and voluntarily informed the SEC and the U.S. Department of Justice of this matter. After reviewing the matter, the SEC and the U.S. Department of Justice both advised that they had closed out the matter and declined to take any action.  The Company considers the matter closed.

Results of Operations - Three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
The following table summarizes the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Net sales	$861.8	$823.8	5%	5%
Cost of sales	483.4	467.8	3%	4%
Gross profit	378.4	356.0	6%	8%
Selling, technical, general and administrative	257.5	284.0	(9)%	(10)%
Research and development	21.6	19.9	9%	7%
Operating profit	99.3	52.1	91%	104%
Interest expense, net	(89.4)	(93.8)	(5)%
Foreign exchange loss	(12.6)	(71.1)	(82)%
Other expense, net	(2.2)	(3.2)	(31)%
Income tax expense	(18.7)	(18.4)	2%
Net loss	$(23.6)	$(134.4)	(82)%
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we disclose operating results on a constant currency basis, which mean operating results that have been adjusted to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. Dollars, including changes in net sales, gross profits and gross profit margins, selling, technical, general and administrative expenses, research and development expenses and operating profits. We also refer to these adjusted financial measures as "Constant Currency % Changes," which are non-GAAP financial measures. We believe these measures provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on the Company's financial results in any particular period. In addition, management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. However, these non-GAAP measures should not be considered in isolation, or as a substitute for, or superior to, the financial information that we report in accordance with GAAP. These non-GAAP measures may also not be comparable to similarly titled measures used by other companies.
To exclude the impact of the translation of foreign currencies into U.S. Dollars, constant currency percentages are calculated by converting our current-period local currency financial results into U.S. Dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. Foreign currency impact is determined as the difference between actual growth rates and constant currency growth rates. The foreign exchange impacts on the quarterly year-over-year results were derived primarily from weaker average rates for the Euro, British Pound, Chinese Yuan and Mexican Peso, offset in part by a stronger Brazilian Real.

Net Sales

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Performance Solutions	$447.1	$420.0	6%	9%
Agricultural Solutions	414.7	403.8	3%	2%
Total	$861.8	$823.8	5%	5%
Performance Solutions' net sales in the first quarter of 2017 grew by 6% (9% at constant currency). The growth was driven by strength in our Industrial and Electronics business. Our Industrial business demonstrated growth in all regions, led by Asia. The strength in our Electronics business was particularly evident in Advanced Electronics, with increases in several product lines. Additionally, sales increased by approximately $13.0 million from higher pass-through commodity metals pricing, particularly on products that incorporate tin and silver. This growth was partially offset by declines in flexographic printing plate offerings sold by our Graphics Solutions business, particularly in Latin America.
Agricultural Solutions' net sales in the first quarter of 2017 grew by 3% (2% at constant currency). The growth was primarily driven by our Latin American and EMEA businesses. Latin America experienced strong early demand from favorable weather conditions and reduced macro economic volatility, while European sales volume was essentially flat as benefits from a shift to a direct sales strategy in certain markets, including the United Kingdom, Germany and Eastern Europe, was offset by pressures of a colder and delayed growing season in western Europe. In addition, growth was also partially offset by the impacts of the restructuring of certain African businesses, which had a negative impact of approximately 1% on the segment's growth, and lower sales in North America, which were driven by the continued phase out of low margin products and poor weather.
Gross Profit

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Gross profit
Performance Solutions	$196.8	$177.7	11%	13%
Agricultural Solutions	181.6	178.3	2%	2%
Total	$378.4	$356.0	6%	8%

Gross margin
Performance Solutions	44.0%	42.3%	170 bps	170 bps
Agricultural Solutions	43.8%	44.2%	(40) bps	—
Total	43.9%	43.2%	70 bps	90 bps
Performance Solutions' gross profit in the first quarter of 2017 increased by 11% (13% at constant currency). The increase in gross profit is primarily related to higher sales, shifts in product mix and continued synergies from integration efforts. Gross profit was negatively impacted in the first quarter of 2016 by $12.0 million from the inventory step-up associated with acquisition activity and, in the current quarter, by $13.0 million of pass through of metal pricing, as noted above. Margin improvement associated with product mix was driven primarily by growth in our Industrial business in the higher margin Asia market and Advanced Electronics. Gross margin was negatively impacted in the first quarter of 2016 by $12.0 million from the inventory step-up associated with acquisition activity.
Agricultural Solutions' gross profit in the first quarter of 2017 increased by 2% (2% at constant currency). The increase in gross profit is primarily related to higher sales levels as well as procurement savings resulting from our ongoing integration efforts. Gross margin was negatively impacted in the first quarter of 2017 by declines in Asia and EMEA, partially offset by sales growth on our BioSolutions products in Latin America.

Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Selling, technical, general and administrative expense
Performance Solutions	$118.6	$124.0	(4)%	(3)%
Agricultural Solutions	119.2	116.0	3%	(1)%
PSP Corporate	19.7	44.0	(55)%	(55)%
Total	$257.5	$284.0	(9)%	(10)%

STG&A as a % of net sales
Performance Solutions	26.5%	29.5%	(300) bps	(310) bps
Agricultural Solutions	28.7%	28.7%	—	(80) bps
Total	29.9%	34.5%	(460) bps	(510) bps
Performance Solutions' STG&A in the first quarter of 2017 decreased by 4% (3% at constant currency). The decrease is driven by $7.4 million in realized synergies as well as a $1.9 million reduction in restructuring expenses, partially offset by $3.2 million of acquisition and integration expenses incurred during the current period.
Agricultural Solutions' STG&A in the first quarter of 2017 increased by 3% (decreased by 1% at constant currency). The decrease in constant currency STG&A is primarily due to synergies associated with our integration efforts and our 5-year continuous cost improvement plan, partially offset by the impact of inflation on our expenses.
PSP Corporate STG&A in the first quarter of 2017 totaled $19.7 million as compared to $44.0 million in the first quarter of 2016, representing a decrease of $24.3 million, or 55%. The decrease is primarily due to the decrease in acquisition and integration costs associated with previous Acquisitions, the write down of certain fixed assets that were subsequently disposed, and legal expenses which did not recur in 2017.
Research and Development Expense (R&D)

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Research and development expense
Performance Solutions	$11.0	$12.2	(10)%	(9)%
Agricultural Solutions	10.6	7.7	38%	31%
Total	$21.6	$19.9	9%	7%

R&D as a % of net sales
Performance Solutions	2.5%	2.9%	(40) bps	(50) bps
Agricultural Solutions	2.6%	1.9%	70 bps	60 bps
Total	2.5%	2.4%	10 bps	—
Performance Solutions' R&D in the first quarter of 2017 decreased by 10% (a decrease of 9% at constant currency). The reduction primarily relates to synergies associated with integration activities.
Agricultural Solutions' R&D in the first quarter of 2017 was driven by investment in new development projects aimed at enhancing our product portfolio in targeted areas of focus.

Operating Profit

	Three Months Ended March 31,			Constant Currency % Change
($ amounts in millions)	2017	2016	% Change
Operating profit
Performance Solutions	$67.2	$41.5	62%	67%
Agricultural Solutions	51.8	54.6	(5)%	4%
PSP Corporate	(19.7)	(44.0)	(55)%	(55)%
Total	$99.3	$52.1	91%	104%

Operating margin
Performance Solutions	15.0%	9.9%	510 bps	530 bps
Agricultural Solutions	12.5%	13.5%	(100) bps	30 bps
Total	11.5%	6.3%	520 bps	600 bps
Performance Solutions' operating profit in the first quarter of 2017 increased by 62% (67% at constant currency) to an operating margin of 15.0%. The increase was driven by increased sales levels at increased margins as well as synergies that reduced operating expenses, as discussed above. Operating profit was negatively impacted in the first quarter of 2016 by $12.0 million from the inventory step-up associated with acquisition activity.
Agricultural Solutions' operating profit in the first quarter of 2017 decreased by 5% (increased by 4% at constant currency) to an operating margin of 12.5%. The increase in constant currency was driven by the gross profit impact of increased sales and cost savings generated from integration synergies and our 5-year continuous cost improvement plan.
Total Other Expense

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Interest expense, net	$(89.4)	$(93.8)
Foreign exchange loss	(12.6)	(71.1)
Other expense, net	(2.2)	(3.2)
Total other expense	$(104.2)	$(168.1)
Interest Expense, Net
For the three months ended March 31, 2017 and 2016, net interest expense totaled $89.4 million and $93.8 million, respectively, representing a decrease of $4.4 million. The decrease is primarily due to the repricing of our term debt during the fourth quarter of 2016.
Foreign Exchange Loss
For the three months ended March 31, 2017 and 2016, foreign exchange loss totaled $12.6 million and $71.1 million, respectively, representing a decrease of $58.5 million which is primarily due to a decrease in losses associated with the remeasurement of foreign denominated debt and intercompany balances.
Other Expense, Net
For the three months ended March 31, 2017 and 2016, other expense, net totaled $2.2 million and $3.2 million, respectively, representing a decrease of $1.0 million.

Income Tax

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Income tax expense	$(18.7)	$(18.4)
For the three months ended March 31, 2017, income tax expense totaled $18.7 million, compared to an income tax expense of $18.4 million for the three months ended March 31, 2016. The difference between the U.S. statutory rate and effective tax rate for the three months ended March 31, 2017 and 2016 primarily related to the recognition of a valuation allowance of $15.8 million and $59.6 million, respectively, on net operating losses that may not be recoverable for U.S. and foreign companies.
Other Comprehensive Income
Other comprehensive income for the three months ended March 31, 2017 of $182 million decreased by $129 million compared to the same period of 2016 driven primarily by changes in foreign currency translation gains associated with the Canadian Dollar, Brazilian Real and Japanese Yen.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Note 19, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Adjusted EBITDA
We utilize adjusted EBITDA as one of the measures to evaluate the performance of our operating segments. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees. See Note 19, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, for a reconciliation of adjusted EBITDA to net income.

	Three Months Ended March 31,			Constant Currency
(amounts in millions)	2017	2016	% Change	% Change
Adjusted EBITDA:
Performance Solutions	$102.3	$83.0	23%	27%
Agricultural Solutions	90.8	85.4	6%	8%
Consolidated adjusted EBITDA	$193.1	$168.4	15%	18%
Performance Solutions' adjusted EBITDA in the first quarter of 2017 totaled $102 million, as compared to $83.0 million in the first quarter of 2016, representing an increase of $19.3 million, or 23% (27% at constant currency). The increase in adjusted EBITDA is primarily due to the net impact of increased sales, shifts in product mix, and synergies from integration efforts.
Agricultural Solutions' adjusted EBITDA in the first quarter of 2017 totaled $90.8 million, as compared to $85.4 million in the first quarter of 2016, representing an increase of $5.4 million, or 6% (8% at constant currency). The increase in adjusted EBITDA is primarily due to the gross profit impact of increased sales combined with cost savings from integration synergies and our 5-year continuous cost improvement plan

Liquidity and Capital Resources
As of March 31, 2017, our indebtedness totaled $5.35 billion, primarily as a result of our Acquisition activity, with expected interest payments in the range of $325 million per year over the next three years. Our first significant principal debt payments, totaling $1.33 billion are due in 2020 and represent principal payments at maturity associated with a portion of our outstanding term loans under our Amended and Restated Credit Agreement.  We anticipate sufficient cash from operations to fund interest, working capital, and other capital expenditures for the foreseeable future. We also have access to a $500 million line of credit under our Revolving Credit Facility with current availability of $403 million, net of letters of credit, as well as availability under various lines of credit and overdraft facilities of $63.4 million. However, working capital shortfalls and future acquisitions may require utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under favorable terms.
Our primary sources of liquidity during the three months ended March 31, 2017 were periodic borrowings under our Revolving Credit Facility, and available cash generated from operations. Our primary uses of cash and cash equivalents were operating expenses, working capital, capital expenditures and debt service obligations. We believe that our cash and cash equivalents, and cash generated from operations, supplemented by our availability under our Revolving Credit Facility and various lines of credit to normalize seasonality, will be sufficient to meet our working capital needs, capital expenditures and other business requirements for at least the next twelve months. At March 31, 2017, we had $366 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and various lines of credit and overdraft facilities of $466 million.
We generate approximately 80% of our net sales from non-U.S. operations and expect to continue to generate significant revenue from non-U.S. operations and expect a substantial portion of our cash will be predominately held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional U.S. or foreign taxes. Of our $366 million of cash and cash equivalents as of March 31, 2017, $352 million was held by our foreign subsidiaries.
In April 2017, we refinanced approximately $1.93 billion of our term loans under the Amended and Restated Credit Agreement, reducing our expected annual cash interest expense by approximately $22.0 million. See Note 9, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Subsequent Event."
We may from time to time seek to retire or repurchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements, and other factors.

The following is a summary of our cash flows (used in) provided by operating, investing and financing activities during the periods indicated:

	Three Months Ended March 31,
(amounts in millions)	2017	2016
Cash and cash equivalents, beginning of the period	$422.6	$432.2
Cash used in operating activities	(120.4)	(210.4)
Cash used in investing activities	(25.4)	(19.9)
Cash provided by financing activities	80.0	120.7
Exchange rate impact on cash and cash equivalents	9.6	7.1
Cash and cash equivalents, end of the period	$366.4	$329.7

Key operating metrics
Days sales outstanding (DSO) (a)
Performance Solutions segment	72	73
Agricultural Solutions segment	184	188
Consolidated Platform Specialty Products	126	130

Days in Inventory (DII) (b)
Performance Solutions segment	66	69
Agricultural Solutions segment	138	173
Consolidated Platform Specialty Products	101	119

(a)	Calculated as the product of our total net accounts receivable balance and 360 divided by our annualized sales.

(b)	Calculated as the product of our total net inventory balance and 360 divided by our annualized cost of sales excluding intercompany sales.
Operating Activities
During the three months ended March 31, 2017, cash used in operating activities totaled $120 million, compared to $210 million used during the three months ended March 31, 2016. This favorable $90.0 million decrease of cash used in operating activities was driven by higher cash operating profits (net loss adjusted for non-cash items) and improvements in working capital driven by the Agricultural Solutions segment, primarily due to favorable timing of payments to suppliers. These factors were partially offset by higher payments for employee incentive compensation and cash taxes paid.
Investing Activities
Cash flows used in investing activities totaled $25.4 million during the three months ended March 31, 2017, as compared to $19.9 million used during the three months ended March 31, 2016. During the three months ended March 31, 2017, capital expenditures and investments in product registration rights were $8.7 million higher when compared to the same period in 2016 primarily due to timing of payments.
Financing Activities
Cash flows provided by financing activities totaled $80.0 million during the three months ended March 31, 2017, as compared to $121 million during the three months ended March 31, 2016. The decrease was primarily driven by a reduction in net draws on our lines of credit of $43.5 million resulting from improved working capital management.

Financial Borrowings
Credit Facilities
As of March 31, 2017, we had $5.35 billion of indebtedness, which included:

•	$1.94 billion of Senior Notes;

•	$3.22 billion of term debt arrangements outstanding under our First Lien Credit Facility; and

•	$179 million of borrowings under local and revolving lines of credit.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $466 million as of March 31, 2017 (including $12.0 million of stand-by letters of credit which reduced the borrowings available under our Revolving Credit Facility).
Covenants
Our Credit Facilities contain various covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  In addition, our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. In addition, our Amended and Restated Credit Agreement includes certain Restricted Payment baskets, which limit select forms of payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.0 to 1.0, and (ii) requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
In addition, our Senior Notes are governed by indentures which provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions.
Contractual Obligations and Commitments
The contractual obligations and commitments disclosures have not changed materially from those disclosed in our Annual Report. For a discussion of our contractual obligations and commitments, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as non-recourse factoring arrangements, operating leases, and letters of credit, to finance our business. For additional information regarding non-recourse factoring arrangements, see Note 9, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Accounts Receivable Factoring Arrangements."
As a result of ASU No. 2016-02, “Leases,” for fiscal years and interim periods beginning after December 15, 2018, we will be required to record lease liabilities and right-of-use assets for all of our qualifying operating leases that are currently treated as off-balance sheet transactions.
There are no other arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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
Our management is actively engaged in implementing the remediation initiatives described in our Annual Report which are designed to address these material weaknesses. Our ongoing remediation efforts include the implementation of the following previously stated initiatives:

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
During the first quarter of 2017, we implemented the initial phase of a new financial consolidation and reporting system which resulted in material changes to our internal controls over financial reporting. Testing of the new internal controls relating to this new system will be included in the scope of our management’s ongoing assessment of its internal control over financial reporting for 2017. The implementation of this new system was undertaken as part of our continuing efforts to address the material weaknesses described above as well as to improve the efficiency of our worldwide consolidation, financial reporting and close processes.
There were no other significant changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a “potential responsible party” (PRP) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. For a discussion of certain tax matters relating to Arysta in Brazil, see Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, “Risk Factors,” included in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Repurchases
The following table provides information about purchases by the Company during the three months ended March 31, 2017 of equity securities of the Company:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased As Part of a Publicly Announced Repurchased Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
January 1 - January 31	—		$—	*	*
February 1 - February 28	—		—	*	*
March 1 - March 31	6,618	(1)	13.02	*	*
Total	6,618		$13.02	*	*

*	Not applicable as the Company does not have a share repurchase program in effect.

(1)	Represents shares repurchased by the Company in connection with employee elections to use shares to pay withholding taxes upon the vesting of their RSUs.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Item 1.01. Entry into a Material Definitive Agreement.
The description of the change in control agreement included under Item 5.02 below is incorporated by reference into this Item 1.01.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On May 5, 2017, John P. Connolly, Chief Financial Officer, and J. David Tolbert, Chief Human Resources Officer, entered into Platform's standard change in control agreement. According to the change in control agreement, in the event of a "Change in Control" (as defined in the agreement), each of Messrs. Connolly and Tolbert would immediately vest in full in outstanding incentive programs and equity awards, and as such would be entitled to receive a lump sum equal to their respective short- or long-term target cash bonus awards payable under the terms of any existing incentive plan of Platform and all shares underlying any stock rights previously granted to each of them by Platform and outstanding on the date of such Change in Control. In addition, if a Change in Control occurs and their employment with Platform is terminated by Platform without cause or by any of them for good reason, in each case during the six months prior to or within two years following the Change in Control, each of Messrs. Connolly and Tolbert would be entitled to receive, subject to the signing of a general release of claims and compliance with restrictive covenants, a lump sum termination payment equal to 2 multiplied by their respective base salary plus target bonus as of the date of termination of their employment or, if higher, the base salary and/or target bonus in effect immediately prior to the occurrence of the condition giving rise to good reason.
A more detailed summary of the change in control agreement is set forth in Platform’s Current Report on Form 8-K as filed with the SEC on April 8, 2016, which summary is incorporated herein by reference. The description of the change in control agreement contained herein is not intended to be complete and is qualified in its entirety by reference to the full text of the change in control agreement, a form of which is attached hereto as Exhibit 10.4, and is also incorporated herein by reference.

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
10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.2
Amendment No. 7, dated April 18, 2017, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 18, 2017, and incorporated herein by reference)

10.3
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.4†	Form of Change in Control Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
10.5
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6†*	Letter Agreement dated July 11, 2016 by and between Platform and Mr. John P. Connolly
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.
†     This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 9, 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
John P. Connolly
Chief Financial Officer
(Principal Financial Officer)

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
10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.2
Amendment No. 7, dated April 18, 2017, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 18, 2017, and incorporated herein by reference)

10.3
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.4†	Form of Change in Control Agreement (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on April 8, 2016, and incorporated herein by reference)
10.5
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan (filed as Appendix A to Platform’s Definitive Proxy Statement, as filed on April 25, 2014, and incorporated herein by reference)

10.6†*	Letter Agreement dated July 11, 2016 by and between Platform and Mr. John P. Connolly
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**     Furnished herewith.
†     This Exhibit represents a management contract or compensatory plan.