Form 10-Q
period 2017-06-30
Platform Specialty Products Corp
filed 2017-08-09
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	August 4, 2017
Common Stock, par value $0.01 per share	286,722,831 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar Acquisition	Acquisition of a 100% interest in Percival S.A., a formerly Belgium société anonyme, including its agrochemical business, Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent Acquisition	Acquisition of a 100% interest in Alent plc, a formerly public limited company registered in England and Wales, completed on December 1, 2015 under the U.K. Companies Act 2006, as amended.
Amended and Restated Credit Agreement
Platform’s Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, LLC, MacDermid, the subsidiaries of Platform and MacDermid Holdings, LLC from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended on August 6, 2014 (Amendment No. 2), October 1, 2014 (Incremental Amendment No. 1), February 13, 2015 (Amendment No. 3), December 3, 2015 (Amendment No. 4) and October 14, 2016 (Amendment No. 5), December 6, 2016 (Amendment No. 6) and April 18, 2017 (Amendment No. 7).

Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 13, 2017.
AROs	Asset retirement obligations.
Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta Seller
Nalozo, L.P., an affiliate of Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition, who became the seller in the Arysta Acquisition pursuant to an amendment to the share purchase agreement dated February 11, 2015.

Asset-Lite, High-Touch
Platform’s philosophy and business model focused on dedicating extensive resources to research and development and highly technical customer service teams, while limiting investments in fixed assets and capital expenditures.

ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS Acquisition	Acquisition of a 100% interest in the Chemtura AgroSolutions business of Chemtura Corporation, a Delaware corporation, completed on November 3, 2014.
CODM	Chief operating decision maker.
Cortron	Cortron Corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
DuPont	E.I. du Pont de Nemours and Company.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
EPS	Earnings per share.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
February 2015 Notes Offering
Platform's private offering of $1.10 billion aggregate principal amount of 6.50% USD Senior Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Senior Notes due 2023, completed on February 2, 2015.

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
MacDermid Acquisition
Platform’s acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, LLC, which, at the time, owned approximately 97% of MacDermid. As a result, Platform became a holding company for the MacDermid business. Platform acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement, dated October 25, 2013, between Platform and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.

MacDermid Printing	MacDermid Printing Solutions LLC, now known as MacDermid Graphics Solutions LLC.
November 2015 Notes Offering	Platform's private offering of $500 million aggregate principal amount of 10.375% USD Senior Notes due 2021, completed on November 10, 2015.
NYSE	New York Stock Exchange.
OMG	OM Group, Inc., a Delaware corporation.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia, completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
PDH Common Stock	Shares of common stock of Platform Delaware Holdings, Inc., a subsidiary of Platform.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2017.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings, LLC immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving Credit Facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RHSA
Retaining Holder Securityholders’ Agreement, dated as of October 31, 2013, entered into by and between Platform and each Retaining Holder pursuant to which they agreed to exchange their respective interests in MacDermid Holdings, LLC for shares of PDH Common Stock, at an exchange rate of $11.00 per share plus (i) a proportionate share of the $100 million contingent consideration and (ii) an interest in certain MacDermid pending litigation.

ROIC	Return on invested capital.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Senior Notes	Platform's 6.00% EUR Senior Notes due 2023, 6.50% USD Senior Notes due 2022 and 10.375% USD Senior Notes due 2021, collectively.
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

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015. At December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.
Tartan
Tartan Holdings, LLC, a Delaware limited liability company, formed at the time of the MacDermid Acquisition to hold the PDH Common Stock received in exchange of the equity interests of MacDermid Holdings, LLC held by certain Retaining Holders, members of Tartan.

TSR	Total stockholder return.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

6.00% EUR Senior Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Senior Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.
10.375% USD Senior Notes due 2021	Platform's 10.375% senior notes due 2021 denominated in U.S. Dollars issued in the November 2015 Notes Offering.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$941.1	$921.6	$1,802.9	$1,745.4
Cost of sales	541.2	541.0	1,024.6	1,008.8
Gross profit	399.9	380.6	778.3	736.6
Operating expenses:
Selling, technical, general and administrative	284.4	265.2	541.9	549.2
Research and development	25.1	20.5	46.7	40.4
Total operating expenses	309.5	285.7	588.6	589.6
Operating profit	90.4	94.9	189.7	147.0
Other expense:
Interest expense, net	(85.0)	(97.4)	(174.4)	(191.2)
Foreign exchange (loss) gain	(59.9)	25.0	(72.5)	(46.2)
Other income (expense), net	5.6	(3.7)	3.4	(6.7)
Total other expense	(139.3)	(76.1)	(243.5)	(244.1)
(Loss) income before income taxes and non-controlling interests	(48.9)	18.8	(53.8)	(97.1)
Income tax expense	(11.1)	(26.9)	(29.8)	(45.3)
Net loss	(60.0)	(8.1)	(83.6)	(142.4)
Net income attributable to the non-controlling interests	(1.1)	(0.7)	(1.9)	(1.2)
Net loss attributable to common stockholders	$(61.1)	$(8.8)	$(85.5)	$(143.6)
Loss per share
Basic	$(0.21)	$(0.04)	$(0.30)	$(0.63)
Diluted	$(0.21)	$(0.04)	$(0.30)	$(0.63)
Weighted average shares outstanding
Basic	286.1	229.6	285.3	229.5
Diluted	286.1	229.6	285.3	229.5

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(60.0)	$(8.1)	$(83.6)	$(142.4)

Other comprehensive (loss) income
Foreign currency translation adjustments	(37.3)	131.0	143.3	452.5
Pension and post-retirement plans:
Other comprehensive loss before reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2017 and 2016	—	—	(0.3)	—
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2017 and 2016	—	—	—	—
Total pension and post-retirement plans	—	—	(0.3)	—
Unrealized loss on available for sale securities:
Other comprehensive loss before reclassifications, net of tax of $0.0 and $0.6 for the three months ended June 30, 2017 and 2016, and $0.0 and $0.7 for the six months ended June 30, 2017 and 2016, respectively	(1.3)	(1.2)	(1.7)	(1.6)
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2017 and 2016	—	—	—	—
Total unrealized loss on available for sale securities	(1.3)	(1.2)	(1.7)	(1.6)
Derivative financial instruments revaluation:
Other comprehensive loss before reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2017 and 2016	(4.8)	(8.8)	(6.2)	(22.7)
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2017 and 2016	3.0	3.0	6.0	5.9
Total unrealized loss arising on qualified hedging derivatives	(1.8)	(5.8)	(0.2)	(16.8)
Other comprehensive (loss) income	(40.4)	124.0	141.1	434.1
Comprehensive (loss) income	(100.4)	115.9	57.5	291.7
Comprehensive loss (income) attributable to the non-controlling interests	4.0	(10.7)	(2.2)	(22.9)
Comprehensive (loss) income attributable to common stockholders	$(96.4)	$105.2	$55.3	$268.8

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$427.1	$422.6
Accounts receivable, net	1,168.2	1,054.8
Inventories	536.6	416.4
Prepaid expenses	67.5	71.3
Other current assets	143.0	106.1
Total current assets	2,342.4	2,071.2
Property, plant and equipment, net	455.8	460.5
Goodwill	4,274.7	4,178.9
Intangible assets, net	3,184.6	3,233.3
Other assets	128.8	110.2
Total assets	$10,386.3	$10,054.1
Liabilities and Stockholders' Equity
Accounts payable	$432.6	$383.6
Current installments of long-term debt and revolving credit facilities	188.8	116.1
Accrued salaries, wages and employee benefits	77.0	103.5
Accrued income taxes payable	56.9	82.5
Accrued expenses and other current liabilities	449.6	397.0
Total current liabilities	1,204.9	1,082.7
Debt and capital lease obligations	5,271.1	5,122.9
Pension and post-retirement benefits	73.5	73.8
Deferred income taxes	665.7	663.2
Contingent consideration	78.0	75.8
Other liabilities	140.8	145.9
Total liabilities	7,434.0	7,164.3
Commitments and contingencies (Note 15)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2017: 286.3 shares issued; 2016: 284.2 shares issued)	2.8	2.8
Additional paid-in capital	4,012.8	3,981.3
Treasury stock (2017: 0.0 shares)	(0.1)	—
Accumulated deficit	(659.0)	(573.5)
Accumulated other comprehensive loss	(533.8)	(674.5)
Total stockholders' equity	2,822.7	2,736.1
Non-controlling interests	129.6	153.7
Total equity	2,952.3	2,889.8
Total liabilities and stockholders' equity	$10,386.3	$10,054.1

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(83.6)	$(142.4)
Reconciliation of net loss to net cash flows used in operating activities:
Depreciation and amortization	172.9	168.0
Deferred income taxes	(19.9)	(24.1)
Amortization of inventory step-up	—	11.7
Unrealized foreign exchange loss	70.2	33.4
Other, net	41.2	28.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(94.8)	(91.0)
Inventories	(86.5)	(41.3)
Accounts payable	41.1	(56.7)
Accrued expenses	(14.7)	(11.3)
Prepaid expenses and other current assets	(22.2)	6.0
Other assets and liabilities	(16.9)	5.8
Net cash flows used in operating activities	(13.2)	(113.3)
Cash flows from investing activities:
Capital expenditures	(28.7)	(22.6)
Investment in registrations of products	(18.1)	(15.4)
Proceeds from disposal of property, plant and equipment	4.0	12.1
Other, net	(5.2)	(4.3)
Net cash flows used in investing activities	(48.0)	(30.2)
Cash flows from financing activities:
Change in lines of credit, net	69.9	104.1
Debt proceeds, net of discount and premium	1,927.6	—
Repayments of borrowings	(1,946.7)	(17.4)
Change in on-balance sheet factoring arrangements	5.1	(36.9)
Other, net	(8.6)	(2.3)
Net cash flows provided by financing activities	47.3	47.5
Effect of exchange rate changes on cash and cash equivalents	18.4	5.5
Net increase (decrease) in cash and cash equivalents	4.5	(90.5)
Cash and cash equivalents at beginning of period	422.6	432.2
Cash and cash equivalents at end of period	$427.1	$341.7

 See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	—	$—	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(85.5)	—	(85.5)	1.9	(83.6)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	140.7	140.7	0.4	141.1
Exercise/ vesting of share based compensation	—	—	93,300	—	—	6,618	(0.1)	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	1,908,554	—	23.2	—	—	—	—	23.2	(23.2)	—
Issuance of common stock under ESPP	—	—	67,984	—	0.6	—	—	—	—	0.6	—	0.6
Equity compensation expense	—	—	—	—	5.7	—	—	—	—	5.7	—	5.7
Changes in non-controlling interests	—	—	—	—	2.0	—	—	—	—	2.0	(3.2)	(1.2)
Balance at June 30, 2017	2,000,000	$—	286,291,006	$2.8	$4,012.8	6,618	$(0.1)	$(659.0)	$(533.8)	$2,822.7	$129.6	$2,952.3

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	—	$—	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net (loss) income	—	—	—	—	—	—	—	(143.6)	—	(143.6)	1.2	(142.4)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	412.4	412.4	21.7	434.1
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	53,944	—	0.6	—	—	—	—	0.6	(0.6)	—
Issuance of common stock under ESPP	—	—	71,503	—	0.4	—	—	—	—	0.4	—	0.4
Equity compensation expense	—	—	—	—	2.8	—	—	—	—	2.8	—	2.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2016	2,000,000	$—	229,597,246	$2.3	$3,524.2	—	$—	$(676.3)	$(473.7)	$2,376.5	$191.4	$2,567.9

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION
Background
Platform Specialty Products Corporation, a global diversified producer of high-technology specialty chemical products, was incorporated in Delaware in January 2014 and its common stock, par value $0.01 per share, trades on the NYSE under the ticker symbol “PAH.” Platform's chemistry combines a number of ingredients to produce proprietary formulations. The Company operates in a wide variety of niche markets across multiple industries, including automotive, agricultural, animal health, electronics, graphic arts, and offshore oil and gas production and drilling. Platform delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related information in this Quarterly Report include the accounts of Platform and all of its respective controlled subsidiaries, and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s Annual Report. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring, and necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations that may be expected for the fiscal year ended December 31, 2017 due to seasonal and other factors. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report.

The process of preparing the Company’s unaudited interim Condensed Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and revised when necessary. Actual amounts may differ materially from these estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
Intangibles - Goodwill and Other (Topic 350) - In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” This ASU simplifies the testing for goodwill impairments by eliminating "Step 2" from the goodwill impairment test. Under the new guidance, goodwill impairment losses are calculated based on the "Step 1" computation with the impairment loss being equal to the amount by which a reporting unit's carrying amount exceeds its implied fair value, limited to the amount of goodwill allocated to the reporting unit. The guidance is effective prospectively as of January 1, 2020, with early adoption permitted. This ASU may impact the conclusion about whether there is an impairment of goodwill and the amount of the impairment may be different than current guidance once this standard is adopted.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Income Taxes (Topic 740) - In October 2016, the FASB issued ASU No. 2016-16, "Intra-Entity Transfers of Assets Other than Inventory." This ASU requires the recognition of income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party.  The guidance is effective on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of January 1, 2018. The Company continues to evaluate the impact of this ASU.
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU was issued to reduce diversity in practice for how certain cash receipts and cash payments are classified and presented in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment and extinguishment costs, zero coupon bond settlement, contingent consideration payments, insurance claim settlements, company-owned life insurance receipts/payments, distributions from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance is effective on a retrospective basis as of January 1, 2018, with early adoption permitted. The Company continues to evaluate the impact of the ASU.
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases on their balance sheets, but record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The guidance is effective on a modified retrospective basis as of January 1, 2019, with early adoption permitted. The Company continues to evaluate the impact of this ASU.
Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," as a new Topic, ASC Topic 606. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance will require expanded disclosures of qualitative and quantitative information about the Company's revenues from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, “Deferral of the Effective Date,” which deferred the effective date to January 1, 2018. This standard can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption.
The Company assembled a project implementation team and is assessing the impact of the guidance by reviewing its current accounting policies and practices to identify potential differences that would result from applying the new requirements to its revenue contracts, including evaluating its performance obligations, principal versus agent considerations, contract costs, and variable consideration. The Company continues to make significant progress on its contract reviews and is also in the process of evaluating the impact, if any, on changes to its business processes, systems, and controls to support recognition and disclosure under the new guidance. Based on the foregoing, the Company currently does not expect this guidance to have a material impact on its financial statements as the timing and pattern of revenue recognition will predominantly continue to be recognized as the Company’s performance obligation to ship or deliver its products is completed and the transfer of control has passed to the customer in accordance with the new standard. The Company is continuing with its implementation plan and intends to adopt the new guidance effective January 1, 2018 using the modified retrospective method. Under this method, companies would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application.
3.  ACQUISITIONS OF BUSINESSES
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. ACCOUNTS RECEIVABLE

(amounts in millions)	June 30, 2017	December 31, 2016
Total accounts receivable, net	$1,184.6	$1,058.0
Non-current accounts receivable, net	(16.4)	(3.2)
Current accounts receivable, net	$1,168.2	$1,054.8
Total accounts receivable are net of an allowance for doubtful accounts of $47.1 million and $36.7 million at June 30, 2017 and December 31, 2016, respectively. Accounts receivable classified as non-current at June 30, 2017 and December 31, 2016 were recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
5. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	June 30, 2017	December 31, 2016
Finished goods	$357.7	$273.8
Work in process	40.7	37.1
Raw materials and supplies	159.2	135.9
Total inventory, net	557.6	446.8
Non-current inventory, net	(21.0)	(30.4)
Current inventory, net	$536.6	$416.4
Inventory classified as non-current at June 30, 2017 and December 31, 2016 was recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
In connection with the Alent and OMG Malaysia Acquisitions, the value of finished goods inventory was increased at the respective dates of acquisition to reflect fair value. For the six months ended June 30, 2016, $11.7 million of the inventory step-up was amortized to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover. The amount was immaterial for the three months ended June 30, 2016.
6. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	June 30, 2017	December 31, 2016
Land and leasehold improvements	$108.2	$103.4
Buildings and improvements	146.9	147.5
Machinery, equipment, fixtures and software	318.3	293.3
Construction in process	33.0	36.7
Total property, plant and equipment	606.4	580.9
Accumulated depreciation	(150.6)	(120.4)
Property, plant and equipment, net	$455.8	$460.5

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $19.7 million and $18.8 million, respectively. For the six months ended June 30, 2017 and 2016 the Company recorded depreciation expense of $37.1 million and $37.0 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)		Performance Solutions	Agricultural Solutions	Total
December 31, 2016	(*)	$2,132.4	$2,046.5	$4,178.9
Foreign currency translation and other		60.8	35.0	95.8
June 30, 2017	(*)	$2,193.2	$2,081.5	$4,274.7
(*)     Includes accumulated impairment losses totaling $46.6 million associated with the Company's Performance Solutions segment.
The carrying value of indefinite-lived intangible assets other than goodwill, which consists solely of tradenames, was $382 million and $377 million at June 30, 2017 and December 31, 2016, respectively.
Intangible assets subject to amortization were as follows:

	June 30, 2017			December 31, 2016
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$1,273.7	$(216.0)	$1,057.7	$1,245.9	$(174.5)	$1,071.4
Developed technology	2,178.0	(452.0)	1,726.0	2,022.1	(254.9)	1,767.2
Tradenames	29.1	(10.9)	18.2	25.1	(8.2)	16.9
Non-compete agreements	1.7	(0.9)	0.8	1.9	(1.1)	0.8
Total	$3,482.5	$(679.8)	$2,802.7	$3,295.0	$(438.7)	$2,856.3
For the three months ended June 30, 2017 and 2016, the Company recorded amortization expense on intangible assets of $67.3 million and $66.6 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense on intangible assets of $136 million and $131 million, respectively.
8. LONG-TERM COMPENSATION PLANS
At June 30, 2017, a total of 466,734 shares of common stock had been issued and 3,742,171 awarded RSUs and stock options were outstanding under the 2013 Plan.

	Six Months Ended June 30, 2017
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2016	3,003,003	2,117,493	320,312	565,198
Granted	1,325,965	1,069,763	—	256,202
Exercised/Issued	(93,300)	(93,300)	—	—
Forfeited	(318,497)	(243,979)	(634)	(73,884)
Outstanding at June 30, 2017	3,917,171	2,849,977	319,678	747,516

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Equity Classified RSUs
During the six months ended June 30, 2017, the Company granted RSUs under the 2013 Plan as follows:

	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
RSUs granted	1,069,763	$16.32	32.1
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
The following assumptions were used to estimate the grant date fair value of RSUs containing a market vesting condition:

Monte Carlo input assumptions
Weighted average expected term (years) (1)	3.00
Expected volatility (2)	52.1%
Risk-free rate (3)	1.50%

(1)	Weighted average expected term is calculated based on the award service period.

(2)	Expected volatility is calculated based on a blend of the implied and historical equity volatility of an index of comparable companies over a period equal to the expected term.

(3)	Risk-free rate of return is based on an interpolation of U.S. Treasury rates to reflect an expected term of three years at the date of grant.
At June 30, 2017, the following equity classified RSUs were outstanding:

	June 30, 2017
Vesting Conditions:	Outstanding	Weighted average remaining service period (months)	Potential additional awards
Service-based	1,012,913	22.5	—
Performance-based	1,018,161	22.9	683,954
Market-based	818,903	26.8	1,589,720
Total	2,849,977	23.9	2,273,674
In addition, the Board had approved 83,333 RSUs under the 2013 Plan which are subject to achieving the 2018 adjusted EBITDA performance target, with a maximum payoff of 100%. The performance target will be established as a part of the 2018 planning process and, therefore, these RSUs have been excluded from the above grant activity until the target is set.
For the three months ended June 30, 2017 and 2016, total compensation expense associated with RSUs classified as equity totaled $2.9 million and $1.7 million, respectively. For the six months ended June 30, 2017 and 2016, total compensation expense associated with RSUs classified as equity totaled $5.3 million and $2.6 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Stock Options
During the six months ended June 30, 2017, the Company granted non-qualified stock options under the 2013 Plan as follows:

	Stock Options	Weighted average strike price per share	Weighted average grant date fair value per share
Stock options granted	256,202	$13.30	$6.05
Stock options are subject to graded vesting over a three-year period and have contractual lives of ten years from the grant date. Fair value of the grants is calculated using the Black-Scholes option pricing model at the grant date.
The following table provides the range of assumptions used in valuing stock option grants using the Black-Scholes option pricing method:

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
For the three months ended June 30, 2017 and 2016, compensation expense associated with stock options was $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, compensation expense associated with stock options was $0.3 million and $0.2 million, respectively.
9. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2017		2016		2017		2016
Pension & SERP Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.4	$—	$0.4	$—	$0.9	$—	$0.9
Interest cost on the projected benefit obligation	2.2	0.6	2.5	0.8	4.4	1.2	5.1	1.5
Expected return on plan assets	(2.5)	(0.5)	(2.9)	(0.7)	(5.0)	(1.0)	(5.8)	(1.3)
Amortization of prior service cost	—	—	—	0.2	—	—	—	0.3
Amortization of actuarial net loss	—	0.1	—	—	—	0.1	—	—
Net periodic (benefit) cost	$(0.3)	$0.6	$(0.4)	$0.7	$(0.6)	$1.2	$(0.7)	$1.4

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in millions)	2017		2016		2017		2016
Post-retirement Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.1	$—	$—	$—	$0.1	$—	$—
Interest cost on the projected benefit obligation	0.1	0.1	0.1	0.1	0.2	0.2	0.2	0.1
Net periodic cost	$0.1	$0.2	$0.1	$0.1	$0.2	$0.3	$0.2	$0.1
The Company expects to make contributions totaling approximately $6.5 million to its pension and other post-retirement benefit plans during 2017, of which approximately $1.3 million was contributed at June 30, 2017.
10.  DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)		June 30, 2017	December 31, 2016
USD Senior Notes due 2022, interest at 6.5%	(1)	$1,084.6	$1,083.2
EUR Senior Notes due 2023, interest at 6.00%	(1)	394.6	362.4
USD Senior Notes due 2021, interest at 10.375%	(1)	490.1	489.0
First Lien Credit Facility - U.S. Dollar Term Loans due 2020, interest at the greater of 4.50% or LIBOR plus 3.50%	(2)	583.0	582.5
First Lien Credit Facility - U.S. Dollar Term Loans due 2021, interest at the greater of 5.00% or LIBOR plus 4.00%	(2) (3)	—	1,444.2
First Lien Credit Facility - U.S. Dollar Term Loans due 2021, interest at the greater of 4.00% or LIBOR plus 3.00%	(2) (3)	1,210.9	—
First Lien Credit Facility - Euro Term Loans due 2020, interest at the greater of 4.25% or EURIBOR plus 3.25%	(2)	786.5	726.5
First Lien Credit Facility - Euro Term Loans due 2021, interest at the greater of 4.75% or EURIBOR plus 3.75%	(2) (3)	—	450.7
First Lien Credit Facility - Euro Term Loans due 2021, interest at the greater of 3.5% or EURIBOR plus 2.75%	(2) (3)	737.0	—
Borrowings under the Revolving Credit Facility	(4)	105.0	—
Borrowings under lines of credit	(4)	49.7	86.0
Other		18.5	14.5
Total debt and capital lease obligations		5,459.9	5,239.0
Less: current installments of long-term debt and revolving credit facilities		(188.8)	(116.1)
Total long-term debt and capital lease obligations		$5,271.1	$5,122.9

(1)
Net of unamortized premium, discounts, and debt issuance costs of $30.5 million and $33.4 million at June 30, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 7.78% and 7.81% at June 30, 2017 and December 31, 2016, respectively.

(2)
First Lien Credit Facility term loans net of unamortized discounts and debt issuance costs of $50.2 million and $64.0 million at June 30, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 4.95% and 5.64% at June 30, 2017 and December 31, 2016, respectively, including the effects of interest rate swaps. See Note 11, Derivative Instruments, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

(4)	Weighted average interest rate of 5.64% and 4.48% at June 30, 2017 and December 31, 2016, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. At June 30, 2017, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $500 million, which consisted of (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. The Revolving Credit Facility will mature on June 7, 2018, and for lenders that consented to an extension, June 7, 2019. The Company is required to pay a quarterly commitment fee of 0.50% on the unused balance of the Revolving Credit Facility.
The Amended and Restated Credit Agreement also provides the Company with the ability to incur certain amounts of additional incremental term loans in the future, subject to pro-forma compliance with a financial maintenance covenant and certain other requirements.
On April 18, 2017, the Company entered into Amendment No. 7 to the Second Amended and Restated Credit Agreement, which provided for the prepayment in full of previously existing tranche B-4 term loans denominated in U.S. Dollars and tranche C-3 term loans denominated in Euros with the aggregate proceeds of newly created tranche B-6 term loans denominated in U.S. Dollars in an aggregate principal amount of $1.23 billion and tranche C-5 term loans denominated in Euros in an aggregate principal amount of €650 million. The refinanced term loans were created in connection with the Company's repricing, extension and amendment closed on October 14, 2016. The amendment effectively reduced interest rates by 100 basis points for each of the new U.S. Dollar denominated term loans and the new Euro denominated term loans. In addition, the EURIBOR floor was reduced from 1.00% to 0.75% on the new Euro denominated term loans. The new tranche B-6 term loans bear interest at 3.0% per annum, plus an applicable eurocurrency rate, or 2.0% plus and applicable base rate, and the new Euro tranche C-5 term loans bear interest at 2.75% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement. In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of the new term loans will be extended to June 7, 2023 from November 2, 2021. In connection with this term loan refinancing, the Company wrote-off $8.5 million, consisting primarily of deferred financing fees and original issuance discounts on the modification of the existing debt, which was recorded in "Other income (expense) net" in the Condensed Consolidated Statement of Operations, and expensed $5.3 million of debt issuance costs, which was recorded in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statement of Operations.
Except as set forth in Amendment No. 7 and above, the new USD tranche B-6 term loans have identical terms as the existing U.S. Dollar denominated tranche B-5 term loans and the new Euro tranche C-5 term loans have identical terms as the existing Euro denominated tranche C-4 term loans and are, in each case, otherwise subject to the provisions of the Amended and Restated Credit Agreement.
The obligations incurred under the Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s domestic subsidiaries and, with respect to the obligations denominated in Euros, the Company and certain of its international subsidiaries. Substantially all of the Company’s domestic subsidiaries, and certain of its international subsidiaries, have also granted security interests in substantially all of their assets in connection with such guarantees, including, but not limited to, the equity interests and personal property of such subsidiaries.
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
The Amended and Restated Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Amended and Restated Credit Agreement may be accelerated and the Company's lenders could foreclose on their security interests in the Company's assets, which may have a material adverse effect on the consolidated financial condition, results of operation or cash flows of the Company. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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
At June 30, 2017, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with such debt covenants, had full availability of its unused borrowing capacity of $376 million, net of letters of credit, under the Revolving Credit Facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. At June 30, 2017 and December 31, 2016, the aggregate principal amount outstanding under such facilities totaled $155 million and $86.0 million, respectively. The Company also had letters of credit outstanding of $29.6 million and $32.6 million at June 30, 2017 and December 31, 2016, respectively, of which $19.0 million and $11.8 million at June 30, 2017 and December 31, 2016, respectively, reduced the borrowings available under the various facilities. At June 30, 2017 and December 31, 2016, the availability under these facilities was approximately $473 million and $561 million, respectively, net of outstanding letters of credit.
Accounts Receivable Factoring Arrangements
Off-balance sheet arrangements
The Company has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $327 million and $256 million of eligible trade receivables at June 30, 2017 and December 31, 2016, respectively. The Company had utilized approximately $91.7 million and $167 million of these arrangements at June 30, 2017 and December 31, 2016, respectively. The receivables under these arrangements are excluded from the Consolidated Balance Sheets and the proceeds are included in "Operating Activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On-balance sheet arrangements
The Company has arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $65.2 million and $65.3 million of eligible trade receivables at June 30, 2017 and December 31, 2016, respectively. The Company had utilized approximately $42.9 million and $38.3 million at June 30, 2017 and December 31, 2016, respectively. The proceeds from these arrangements are accounted for as "Financing activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Interest expense, net" in the Condensed Consolidated Statements of Operations.
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
11. DERIVATIVE INSTRUMENTS
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps, and commodities futures contracts are used to manage the risks associated with changes in foreign markets conditions. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value at the end of each period. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties, and currently does not anticipate nonperformance by any counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. Dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2017, the Company held foreign currency forward contracts to purchase and sell various currencies primarily with the U.S. Dollar and Euro, with less significant amounts with Japanese Yen. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting. The total notional value of foreign currency exchange forward contracts held at June 30, 2017 and December 31, 2016 were approximately $566 million and $552 million, respectively, and generally have settlement dates within one year.
The following table details the notional value of the Company's significant outstanding foreign exchange derivative contracts at June 30, 2017:

(in millions)	Traded against USD		Traded against Euro (USD equivalent)
Currency	Purchasing	Selling	Purchasing	Selling
Euro	$70.9	$86.5	$—	$—
Brazilian Real	47.7	118.8	—	2.3
Japanese Yen	44.4	11.1	2.5	1.9
British Pound	16.0	—	86.5	—
Other	37.4	27.7	—	1.0
Total	$216.4	$244.1	$89.0	$5.2
Changes in the fair value of foreign currency forward contracts are recorded in "Other income (expense), net" in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Interest Rates
The Company entered into interest rate swaps to effectively fix the floating base rate portion of its interest payments on approximately $1.14 billion of USD denominated debt and €280 million of Euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
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
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts on an ongoing basis for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $38.7 million and $42.0 million at June 30, 2017 and December 31, 2016, respectively. Substantially all contracts outstanding at June 30, 2017 have delivery dates within one year. The change in the fair value of the commodities futures contracts is recorded in "Other income (expense), net" in the Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional value of the embedded derivative, have been recorded in "Inventories" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $13.0 million and $9.9 million at June 30, 2017 and December 31, 2016, respectively, and primarily relate to gold and palladium purchases. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and was immaterial at June 30, 2017 and December 31, 2016.
Fair Value of Derivative Instruments
The following table summarizes the fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets:

(amounts in millions)	Balance sheet location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued expenses and other current liabilities	$7.3	$10.2
Interest rate swaps	Other liabilities	3.1	—
Derivatives not designated as hedging instruments:
Foreign exchange and metals contracts	Other current assets	7.4	8.5
Foreign exchange and metals contracts	Accrued expenses and other current liabilities	8.5	10.7
Net derivative contract liability		$(11.5)	$(12.4)

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2017 and 2016, the Company recorded the following realized and unrealized losses associated with derivative contracts designated as hedging instruments and made the following reclassifications from "Accumulated other comprehensive income:"

	Amount of loss recognized in Other Comprehensive Income			Amount of loss reclassified from Accumulated Other Comprehensive Income into income
(amounts in millions)	Three Months Ended June 30,		Location of loss reclassified from Accumulated Other Comprehensive Income	Three Months Ended June 30,
Derivatives designated as hedging instruments:	2017	2016		2017	2016
Interest rate swaps	$4.8	$8.8	Interest expense, net	$3.0	$3.0

	Amount of loss recognized in Other Comprehensive Income			Amount of loss reclassified from Accumulated Other Comprehensive Income into income
(amounts in millions)	Six Months Ended June 30,		Location of loss reclassified from Accumulated Other Comprehensive Income	Six Months Ended June 30,
Derivatives designated as hedging instruments:	2017	2016		2017	2016
Interest rate swaps	$6.2	$22.7	Interest expense, net	$6.0	$5.9
The interest rate swaps were deemed highly effective, with no ineffective portions, for the three and six months ended June 30, 2017. During the next twelve months, the Company expects to reclassify $7.3 million from "Accumulated other comprehensive income" to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2017 and 2016, the Company recorded the following realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

		Amount of loss recognized in income on derivatives
(amounts in millions)	Location of loss recognized in income on derivatives	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:		2017	2016	2017	2016
Foreign exchange and metals contracts	Other income (expense) net	$1.1	$5.4	$2.5	$10.7

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
The following tables present recognized derivative assets and liabilities that are subject to master netting arrangements but not offset, at June 30, 2017 and December 31, 2016. The "Net" column shows what the net impact would have been on the Condensed Consolidated Balance Sheets should all set-off rights had been exercised:

	June 30, 2017
(amounts in millions)	Amounts offset			Amounts not offset		Net
	Gross	Gross offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$7.1	$—	$7.1	$(0.2)	$—	$6.9
Derivative liabilities	7.7	—	7.7	(4.6)	(0.7)	2.4

	December 31, 2016
(amounts in millions)	Amounts offset			Amounts not offset		Net
	Gross	Gross offset	Net amounts presented	Financial instruments	Cash collateral paid
Derivative assets	$6.3	$—	$6.3	$(2.5)	$—	$3.8
Derivative liabilities	8.9	—	8.9	(2.6)	(1.0)	5.3
Collateral paid to counterparties is recorded in "Other current assets" in the Condensed Consolidated Balance Sheets.
12. FAIR VALUE MEASUREMENTS
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following tables present the Company’s financial instruments, assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurement Using
(amounts in millions)	June 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$78.6	$—	$78.6	$—
Available for sale equity securities	5.3	4.7	0.6	—
Derivatives	7.4	—	7.4	—
Total	$91.3	$4.7	$86.6	$—

Liability Category
Derivatives	$18.9	$—	$18.9	$—
Long-term contingent consideration	78.0	—	—	78.0
Total	$96.9	$—	$18.9	$78.0

		Fair Value Measurement Using
(amounts in millions)	December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Asset Category
Cash equivalents	$48.2	$—	$48.2	$—
Available for sale equity securities	5.7	5.1	0.6	—
Derivatives	8.5	—	8.5	—
Total	$62.4	$5.1	$57.3	$—

Liability Category
Derivatives	$20.9	$—	$20.9	$—
Long-term contingent consideration	75.8	—	—	75.8
Total	$96.7	$—	$20.9	$75.8
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
Derivatives - Derivative assets and liabilities include foreign currency, metals, and interest rate derivatives. The values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates, and consideration of counterparty credit risk.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to achievement of adjusted EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 which was agreed upon in connection with the MacDermid Acquisition. The common stock performance metric has been satisfied. The estimated fair value of the adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 9.50% and expected future value of payments of $60.0 million calculated using a probability weighted adjusted EBITDA assessment with higher probability associated with the Company achieving the maximum adjusted EBITDA targets. Changes in the estimated fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.4 million. Relative to the adjusted EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the estimated fair value measure of the metric by approximately $1.7 million. During the six months ended June 30, 2017, the long-term contingent consideration was adjusted to reflect the change in estimated fair value. There were no other changes to the Company's Level 3 instruments, including transfers, purchases, sales, or settlements.
There were no significant transfers between the fair value hierarchy levels for the six months ended June 30, 2017.
The carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations totaled $5.29 billion and $5.51 billion, respectively, at June 30, 2017, and $5.14 billion and $5.35 billion, respectively, at December 31, 2016. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt and capital lease obligations is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
13. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At June 30, 2017 and December 31, 2016, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) December 31, 2020 (which may be extended by the Board for three additional years).
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of shares of PDH Common Stock. Since October 31, 2014, all shares of PDH Common Stock are convertible, at the option of the holder, into a like number of shares of the Company's common stock, the sale of which is subject to a contractual lock-up of 25% per year over a four-year period, which started on October 31, 2013. Since October 31, 2016, which corresponded to the third anniversary of the MacDermid Acquisition, all shares of PDH Common Stock, except those held by Tartan, remain subject to a contractual lock-up with respect to 25% of the total shares of PDH Common Stock initially received by their holders. Since October 31, 2016, Tartan members, who hold approximately 5.1 million shares of PDH Common Stock, are no longer subject to any contractual lock-up. In addition, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020), and (ii) such date on which all shares of PDH Common Stock held by Tartan have been exchanged for common stock, Platform has agreed, among certain other covenants, to obtain written consent from Tartan prior to issuing additional securities, or instruments convertible, exchangeable or exercisable for common stock.
The PDH Common Stock is classified as a non-controlling interest on the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 and will continue to be until such time as it is fully converted into shares of the Company's common stock. The total number of shares of common stock originally issuable upon the exchange of PDH Common Stock pursuant to the RHSA was approximately 8.8 million, against which 3.0 million shares have been issued at June 30, 2017.
For the three months ended June 30, 2016, approximately $1.5 million of net loss has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2017, the net income (loss) allocated to the Retaining Holders was immaterial. At June 30, 2017 and 2016, non-controlling interest totaled 4.60% and 6.21%, respectively.
For the six months ended June 30, 2017 and 2016, approximately $1.9 million and $(2.7) million, respectively, of net income (loss) has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations
14.  LOSS PER SHARE
A computation of loss per share and weighted average shares of common stock outstanding for the three and six months ended June 30, 2017 and 2016 follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions, except per share amounts)		2017	2016	2017	2016
Net loss attributable to common stockholders		$(61.1)	$(8.8)	$(85.5)	$(143.6)

Basic weighted average common stock outstanding		286.1	229.6	285.3	229.5
Share adjustments	*	—	—	—	—
Dilutive weighted average common stock outstanding		286.1	229.6	285.3	229.5
Loss per share attributable to common stockholders:
Basic		$(0.21)	$(0.04)	$(0.30)	$(0.63)
Diluted		$(0.21)	$(0.04)	$(0.30)	$(0.63)

Dividends per share paid to common stockholders		$—	$—	$—	$—

*
For the three and six months ended June 30, 2017 and 2016, no share adjustments were included in the dilutive weighted average shares outstanding computation as their effect would have been anti-dilutive. For more information about such dilutive shares outstanding, refer to the table below.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2017 and 2016, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands)	2017	2016	2017	2016
Shares issuable upon conversion of PDH Common Stock	6,021	8,014	6,759	8,033
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000	2,000
Shares issuable upon conversion of Series B Convertible Preferred Stock	—	22,108	—	22,108
Shares contingently issuable for the contingent consideration	6,321	8,490	6,231	8,599
Stock options	83	—	66	—
RSUs	875	144	793	72
Shares issuable under the ESPP	1	2	3	2
	15,301	40,758	15,852	40,814
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
The Company's ARO liability is included in "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets and totaled $22.5 million and $19.8 million at June 30, 2017 and December 31, 2016, respectively.
Environmental
The Company is involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, it has been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. The Company analyzes each individual site, considering the number of parties involved, the level of its potential liability or contribution relating to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, the Company estimates the clean-up costs and related claims for each site. The estimates are based in part on discussions with other potential responsible parties, governmental agencies, and engineering firms.
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
The Company's environmental liability is included in "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets, and totaled $31.4 million and $32.6 million at June 30, 2017 and December 31, 2016, respectively, primarily in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent plc, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company's accruals for its outstanding legal proceedings are included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets, and totaled $6.9 million and $3.7 million at June 30, 2017 and December 31, 2016, respectively.
The following is a description of certain litigation matters:
Product liability and/or personal injury claims for, or relating to, products the Company sells under its Agricultural Solutions segment are complex in nature and have outcomes that are difficult to predict. Since these products are used in the food chain on a global basis, any such product liability or personal injury claim could lead to litigation in multiple jurisdictions. In September 2014, Agricola Colonet, SA de CV filed a complaint with the 1st Civil Court in San Quintin (Baja California) where it alleged that certain Arysta products purchased from a retail distributor in Mexico were contaminated, requiring treated crops to be destroyed. Agricola Colonet, SA de CV is seeking compensation of approximately MXN 186 million ($10.2 million). A related complaint was filed in June 2016 in the U.S. District Court for the Southern District of California by Fresh Pac International, Inc., a distributor of produce for Agricola Colonet, SA de CV, naming the Company as a defendant. This complaint was later dismissed and such dismissal was then reduced to a judgment, which was not appealed by the plaintiff within the time permitted for appeal. With respect to the remaining complaint before the 1st Civil Court in San Quintin (Baja California), the Company believes that it has adequate defenses and intends to vigorously defend against this claim. Under its risk management policies, the Company maintains certain insurance policies under which such claim may be covered.
In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.1 million), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($21.4 million). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($117 million) for health problems allegedly contracted as a result of their employment at the incineration site.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. The Company's contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 89.3 million ($27.0 million). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As previously disclosed, MacDermid Printing has been involved in various lawsuits with DuPont and Cortron involving MacDermid Printing's flexographic printing technology and related business. On June 27, 2017, MacDermid Printing and DuPont reached an agreement to settle and dismiss their respective lawsuits against each other, as well as MacDermid Printing's lawsuit against Cortron. In connection with the settlement, on July 14, 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain of $10.6 million in "Other income (expense), net" in the Condensed Consolidated Statement of Operations. This settlement resolves all outstanding litigation between MacDermid Printing, DuPont, and Cortron. Proceeds from the settlement agreement are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
16. INCOME TAXES
The Company's quarterly tax provision is measured using an estimated annual effective tax rate, adjusted for discrete items within the periods presented. The comparison of the Company's effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. For the three months ended June 30, 2017 and 2016, income tax expense totaled $11.1 million and $26.9 million, respectively. The difference between the U.S. statutory rate and effective tax rate for the three months ended June 30, 2017 and 2016 primarily related to the recognition of a valuation allowance on net operating losses that may not be recoverable for U.S. and foreign companies.
For the six months ended June 30, 2017 and 2016, income tax expense totaled $29.8 million and $45.3 million, respectively. The difference between the U.S. statutory rate and effective tax rate for the six months ended June 30, 2017 and 2016 primarily related to the recognition of a valuation allowance on net operating losses that may not be recoverable for U.S. and foreign companies.
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
Segment Performance
The Company allocates resources and evaluates the performance of its operating segments based on net sales and adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not considered to be representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2017	2016	2017	2016
Net Sales:
Performance Solutions	$462.3	$438.0	$909.4	$858.0
Agricultural Solutions	478.8	483.6	893.5	887.4
Consolidated net sales	$941.1	$921.6	$1,802.9	$1,745.4
Adjusted EBITDA:
Performance Solutions	$102.7	$97.9	$205.0	$180.8
Agricultural Solutions	102.5	95.0	193.3	180.5
Consolidated adjusted EBITDA	$205.2	$192.9	$398.3	$361.3
The following table reconciles net loss attributable to common stockholders to adjusted EBITDA:

		Three months ended June 30,		Six Months Ended June 30,
(amounts in millions)		2017	2016	2017	2016
Net loss attributable to common stockholders		$(61.1)	$(8.8)	$(85.5)	$(143.6)
Net income attributable to the non-controlling interests		1.1	0.7	1.9	1.2
Income tax expense		11.1	26.9	29.8	45.3
(Loss) income before income taxes and non-controlling interests		(48.9)	18.8	(53.8)	(97.1)
Adjustments to reconcile to adjusted EBITDA:
Interest expense, net		85.0	97.4	174.4	191.2
Depreciation expense		19.7	18.8	37.1	37.0
Amortization expense		67.3	66.6	135.8	131.0
Long-term compensation issued in connection with acquisitions		0.1	0.1	0.1	0.4
Restructuring expense		9.3	7.1	11.6	12.2
Amortization of inventory step-up		—	(0.3)	—	11.7
Acquisition and integration costs		0.4	5.2	4.0	24.2
Non-cash change in fair value of contingent consideration		1.2	1.3	2.2	4.1
Legal settlements	*	(10.6)	(2.8)	(10.6)	(2.8)
Foreign exchange loss (gain) on foreign denominated external and internal long-term debt		57.2	(19.3)	69.0	46.8
Debt refinancing costs		12.8	—	13.9	—
Other, net		11.7	—	14.6	2.6
Adjusted EBITDA		$205.2	$192.9	$398.3	$361.3

*
During the three and six months ended June 30, 2017, the Company recorded a net gain of $10.6 million related to a settlement agreement reached between MacDermid Printing and DuPont. For additional information regarding the settlement, see Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.

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
The following “Executive Overview” section, including "Our Business" and "Recent Events" below, is a brief presentation of our company and a summary of our business, recent developments and certain significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. You should read the relevant portions of this section for a complete discussion of the events and items summarized below.
Executive Overview
We are a global and diversified producer of high-technology specialty chemical products.  Our chemistry combines a number of ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We operate in a wide variety of attractive niche markets across multiple industries, including automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling, and we believe the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets while also expanding margins by continuing to offer high customer value propositions.
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
Performance Solutions - The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling worldwide. Its products include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids and photopolymers. In conjunction with the sale of its products, extensive technical service and support is provided to ensure superior performance.
This segment provides specialty chemical solutions to the following five industries:

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

Graphics Solutions:
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
Agricultural Solutions - The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. It offers to growers diverse crop-protection solutions from weeds (herbicides), insects (insecticides) and diseases (fungicides), in foliar and seed treatment applications. This segment also offers a wide variety of proven BioSolutions, including biostimulants, innovative nutrition, and biocontrol products, which emphasizes farmer economics and food safety by combining, when possible, BioSolutions with crop protection and seed treatment agrochemicals.

The Agricultural Solutions segment aims to outperform the crop protection chemistry market by focusing on high-growth, high-value, and high-differentiation (H3) products that address every stage of the plant life-cycle. In line with these objectives, the segment launched a "H3 Priority Segments" program in 2016, which focuses on the following five priority product offerings which were selected for their potential to deliver accelerated growth and sustained profitability due to their strong solutions orientation:

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
Recent Events
On June 27, 2017, MacDermid Printing and DuPont settled all outstanding litigation between them, as well as MacDermid Printing's lawsuit against Cortron. In connection with this settlement, on July 14, 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain of $10.6 million in "Other income (expense), net" in the Condensed Consolidated Statement of Operations during the second quarter. See Note 15, Contingencies, Environmental and Legal Matters, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
On April 18, 2017, we entered into Amendment No. 7 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. Dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. Dollars in an aggregate principal amount of $1.23 billion and term loans denominated in Euros in an aggregate principal amount of €650 million. The amendment effectively reduced interest rates by 100 basis points across both the U.S. Dollar and Euro tranches. In addition, the EURIBOR floor was reduced from 1.00% to 0.75% on the new Euro denominated term loans. The reduced interest rates are expected to generate incremental annualized cash savings of approximately $20.0 million. See Note 10, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements in included in Note 2, Recent Accounting Pronouncements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations - Three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016.
The following table summarizes the results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	Organic	2017	2016	Reported	Constant Currency	Organic
Net sales	$941.1	$921.6	2%	3%	2%	$1,802.9	$1,745.4	3%	4%	3%
Cost of sales	541.2	541.0	—%	—%		1,024.6	1,008.8	2%	2%
Gross profit	399.9	380.6	5%	6%		778.3	736.6	6%	7%
Selling, technical, general and administrative	284.4	265.2	7%	7%		541.9	549.2	(1)%	(2)%
Research and development	25.1	20.5	22%	21%		46.7	40.4	16%	14%
Operating profit	90.4	94.9	(5)%	(1)%		189.7	147.0	29%	37%
Interest expense, net	(85.0)	(97.4)	(13)%			(174.4)	(191.2)	(9)%
Foreign exchange loss	(59.9)	25.0	nm			(72.5)	(46.2)	57%
Other expense, net	5.6	(3.7)	nm			3.4	(6.7)	nm
Income tax expense	(11.1)	(26.9)	(59)%			(29.8)	(45.3)	(34)%
Net loss	$(60.0)	$(8.1)	nm			$(83.6)	$(142.4)	(41)%

(nm)	Calculation not meaningful.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain non-GAAP financial measures, such as operating results on a constant currency basis and organic sales growth. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends, and expected future performance with respect to our business. We believe these non-GAAP financial measures, which are each further described below, provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on our financial results in any particular period. This non-GAAP information, however, is supplemental in nature and should not be considered in isolation, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. Our non-GAAP measures may also not be comparable to similarly titled measures used by other companies.
Constant Currency
We disclose operating results from net sales through operating profit on a constant currency basis, by adjusting to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. Dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.

The impact of foreign currency is calculated by converting our current-period local currency financial results into U.S. Dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the impact of foreign currency. The foreign exchange impacts on the quarter-to-date and year-to-date results were primarily the result of declines in the Euro, British Pound and Chinese Yuan, partially offset by appreciation in the Brazilian Real.
Organic Sales Growth
Organic sales growth is defined as net sales excluding the impact of foreign currency translation, changes due to the price of certain metals, and acquisitions and/ or divestitures, as applicable. Management believes this non-GAAP financial measure provides investors with a more complete understanding of the underlying net sales trends by providing comparable sales over differing periods on a consistent basis.
The following tables reconcile GAAP net sales growth and organic sales growth for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	6%	2%	(2)%	—%	6%
Agricultural Solutions	(1)%	(1)%	—%	—%	(2)%
Total	2%	1%	(1)%	—%	2%

	Six Months Ended June 30, 2017
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	6%	2%	(3)%	—%	5%
Agricultural Solutions	1%	(1)%	—%	—%	—%
Total	3%	1%	(1)%	—%	3%
For the three and six months ended June 30, 2017, metals pricing had a positive impact on Performance Solutions' and our consolidated results of $8.9 million and $21.9 million, respectively. For the six months ended June 30, 2017, Performance Solutions' results benefited from acquisitions by $2.8 million.
Net Sales

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	Organic	2017	2016	Reported	Constant Currency	Organic
Performance Solutions	$462.3	$438.0	6%	8%	6%	$909.4	$858.0	6%	8%	5%
Agricultural Solutions	478.8	483.6	(1)%	(2)%	(2)%	893.5	887.4	1%	—%	—%
Total	$941.1	$921.6	2%	3%	2%	$1,802.9	$1,745.4	3%	4%	3%
Performance Solutions' net sales in the second quarter of 2017 grew by 6% (8% at constant currency). Organic sales grew 6% and were driven by strength in our Assembly, Industrial, and Electronics businesses. Our Assembly Solutions had significant gains in Asia and Europe. Industrial Solutions demonstrated growth in all regions, particularly in Asia and the Americas. Electronics Solutions was underpinned by demand within the memory disk industry in Asia. This organic growth was partially offset by declines in our Offshore Solutions business, resulting from low oil prices and continued weakness in the offshore drilling industry, and declines in our Graphics Solutions business, due to lower volume associated with our flexographic printing plates.

On a year-to-date basis, Performance Solutions' 2017 net sales grew by 6% (8% at constant currency). Organic sales grew 5% and were driven primarily by a significant expansion of our Assembly Solutions business, combined with the continued moderate expansion of our Industrial and Electronics businesses. We continue to see strong sales growth among several product lines in these businesses, particularly in Asia and Europe. Organic sales growth was partially offset by the aforementioned weakness in our Offshore and Graphics businesses.
Agricultural Solutions' net sales in the second quarter of 2017 declined by 1% (2% at constant currency and organic). Organic sales declines were driven primarily by a change in our selling strategy in West Africa which had a negative impact of approximately 2% on the segment's growth, pricing pressure in certain products, currency-related price adjustments in Latin America, and our shift away from lower margin products in the United States. These organic declines were partially offset by continued growth in Canada and Australia, growth of specialty products in the United States, volume gains in Latin America, Asia, and Europe on existing products, as well as volume gains on new product launches across all regions and expansions into new geographic markets, primarily in Europe.
On a year-to-date basis, Agricultural Solutions' 2017 net sales grew by 1% (relatively unchanged at constant currency and organic) driven primarily by various new product introductions and geographic expansion, primarily in Europe and volume increases of proprietary herbicide and insecticide brands in Brazil and Argentina This growth was mostly offset by a change in our selling strategy in West Africa, which had a negative impact of approximately 2% on the segment's growth and pricing pressure in Brazil.
Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Gross profit
Performance Solutions	$196.6	$195.4	1%	3%	$393.4	$373.1	5%	8%
Agricultural Solutions	203.3	185.2	10%	10%	384.9	363.5	6%	6%
Total	$399.9	$380.6	5%	6%	$778.3	$736.6	6%	7%

Gross margin
Performance Solutions	42.5%	44.6%	(208) bps	(207) bps	43.3%	43.5%	(22) bps	(20) bps
Agricultural Solutions	42.5%	38.3%	416 bps	445 bps	43.1%	41.0%	212 bps	248 bps
Total	42.5%	41.3%	119 bps	135 bps	43.2%	42.2%	97 bps	116 bps
Performance Solutions' gross profit in the second quarter of 2017 increased by 1% (3% at constant currency). The constant currency increase in gross profit was primarily related to higher net sales, partially offset by higher raw materials pricing in our Assembly, Graphics, and Offshore businesses. Gross margin erosion year-over-year was primarily driven by product mix in our Assembly business and the higher raw materials pricing noted above.
On a year-to-date basis, Performance Solutions' 2017 gross profit increased by 5% (8% at constant currency). The constant currency increase in gross profit was primarily related to strong revenue performance in the Assembly and Industrial businesses and $11.7 million in inventory step-up amortization included in prior year that did not recur in 2017. These impacts were partially offset by the margin erosion seen in the second quarter of 2017 noted above.
Agricultural Solutions' gross profit in the second quarter of 2017 increased by 10% on a reported and constant currency basis. The constant currency increase was largely a result of an increased focus on selling higher-margin products in Europe, Latin America and North America, a change in our selling strategy of certain lower-margin businesses in West Africa, as well as new higher-margin product introductions and geographic expansion, primarily in Europe. Synergies associated with sourcing raw materials, especially in Latin America, also contributed to growth in gross profit. Gross profit was partially offset by lower net sales.

On a year-to-date basis, Agricultural Solutions' 2017 gross profit increased by 6% on a reported and constant currency basis. The constant currency increase in gross profit was primarily related to product mix improvements, a change in our selling strategy of certain lower-margin businesses in West Africa, new higher-margin product introductions, and cost savings associated with sourcing raw materials.
Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
STG&A
Performance Solutions	$123.9	$127.6	(3)%	(1)%	$242.5	$251.6	(4)%	(2)%
Agricultural Solutions	140.8	119.8	18%	16%	260.0	235.8	10%	8%
Corporate	19.7	17.8	11%	11%	39.4	61.8	(36)%	(36)%
Total	$284.4	$265.2	7%	7%	$541.9	$549.2	(1)%	(2)%

STG&A as a % of net sales
Performance Solutions	26.8%	29.1%	(233) bps	(236) bps	26.7%	29.3%	(265) bps	(271) bps
Agricultural Solutions	29.4%	24.8%	464 bps	439 bps	29.1%	26.6%	253 bps	203 bps
Total	30.2%	28.8%	144 bps	127 bps	30.1%	31.5%	(141) bps	(172) bps
Performance Solutions' STG&A in the second quarter of 2017 decreased by 3% (1% at constant currency). The constant currency decrease was primarily due to realized synergies and efficiencies, partially offset by other general operating cost increases.
On a year-to-date basis, Performance Solutions' STG&A decreased by 4% (2% at constant currency). The constant currency decrease was primarily due to realized synergies and efficiencies, partially offset by other general operating cost increases and $3.2 million in acquisition and integration costs.
Agricultural Solutions' STG&A in the second quarter of 2017 increased by 18% (16% at constant currency). The constant currency increase was primarily due to $8.0 million of costs associated with non-recourse factoring programs, higher bad debt provisions primarily in Latin America and Africa, expense of $3.3 million related to our notice of termination of a long-term supply agreement related to the 2014 CAS Acquisition, other general operating cost increases associated with supporting market expansion in Europe and volume growth in H3 Priority Segments. These increases were partially offset by cost savings associated with our 5-year continuous cost improvement plan.
On a year-to-date basis, Agricultural Solutions' STG&A increased by 10% (8% at constant currency). The constant currency increase was primarily due to $8.8 million of costs associated with non-recourse factoring programs, higher bad debt provisions and supply agreement termination expenses, as discussed above, partially offset by cost savings associated with our 5-year continuous cost improvement plan.
Corporate's STG&A in the second quarter of 2017 increased by 11% on a reported and constant currency basis. The increase was primarily due to higher professional fees.
On a year-to-date basis, Corporate's STG&A decreased by 36% on a reported and constant currency basis. The decrease was primarily due to lower acquisition and integration costs associated with previous Acquisitions, and the write down of certain fixed assets that were subsequently disposed and legal expenses, both of which did not recur in 2017, partially offset by higher professional fees.

Research and Development Expense (R&D)

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
R&D
Performance Solutions	$11.6	$11.4	2%	3%	$22.6	$23.5	(4)%	(3)%
Agricultural Solutions	13.5	9.1	48%	45%	24.1	16.9	43%	38%
Total	$25.1	$20.5	22%	21%	$46.7	$40.4	16%	14%

R&D as a % of net sales
Performance Solutions	2.5%	2.6%	(9) bps	(12) bps	2.5%	2.7%	(25) bps	(28) bps
Agricultural Solutions	2.8%	1.9%	94 bps	89 bps	2.7%	1.9%	80 bps	73 bps
Total	2.7%	2.2%	45 bps	41 bps	2.6%	2.3%	28 bps	23 bps
Performance Solutions' R&D in the second quarter of 2017 increased by 2% (3% at constant currency). On a year-to-date basis, Performance Solutions' R&D decreased by 4% (3% at constant currency), due primarily to synergies associated with integration activities.
Agricultural Solutions' R&D in the second quarter of 2017 increased by 48% (45% at constant currency). The constant currency increase primarily related to investments in new development projects aimed at enhancing our product portfolio in areas of focus and an out-of-period adjustment of approximately $2.9 million for amounts reported in STG&A that should have been recorded as R&D in the first quarter of 2017. On a year-to-date basis, Agricultural Solutions' R&D increased by 43% (38% at constant currency). The constant currency increase was primarily due to continued investment in new development projects and products.
Operating Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Operating profit
Performance Solutions	$61.1	$56.4	8%	11%	$128.3	$98.0	31%	34%
Agricultural Solutions	49.0	56.3	(13)%	(9)%	100.8	110.8	(9)%	(2)%
Corporate	(19.7)	(17.8)	11%	11%	(39.4)	(61.8)	(36)%	(36)%
Total	$90.4	$94.9	(5)%	(1)%	$189.7	$147.0	29%	37%

Operating margin
Performance Solutions	13.2%	12.9%	34 bps	41 bps	14.1%	11.4%	269 bps	279 bps
Agricultural Solutions	10.2%	11.6%	(141) bps	(82) bps	11.3%	12.5%	(121) bps	(27) bps
Total	9.6%	10.3%	(69) bps	(33) bps	10.5%	8.4%	210 bps	265 bps
Performance Solutions' operating profit in the second quarter of 2017 increased by 8% (11% at constant currency) to an operating margin of 13.2%. The increase in constant currency was driven by increased sales levels in our Assembly, Industrial, and Electronics businesses, as well as approximately $4.7 million of synergies realized in the second quarter of 2017. This was somewhat offset by weakness from our Graphics and Offshore businesses, as well as unfavorable product mix and generally higher raw materials pricing.
On a year-to-date basis, Performance Solutions' operating profit increased by 31% (34% at constant currency) to an operating margin of 14.1%. The increase in constant currency was driven by top line growth in our Assembly, Industrial, and Electronics businesses, and approximately $12.1 million of cost savings from integration activities. Our Graphics Solutions business has experienced continued weakness on a year-to-date basis.
Agricultural Solutions' operating profit in the second quarter of 2017 decreased by 13% (9% at constant currency) to an operating margin of 10.2%. The decrease in constant currency operating profit was driven by higher STG&A costs primarily due to $8.0 million associated with our non-recourse factoring programs, higher bad debt provisions related primarily to Latin America and Africa, an expense of $3.3 million related to our notice of termination of a long-term supply agreement related to the 2014 CAS Acquisition, as well as other general operating cost increases. These factors were partially offset by increased gross profit driven primarily by increased net sales in Europe, Latin America and Asia, margin improvement through product mix, and cost savings associated with our 5-year continuous cost improvement plan and integration synergies.
On a year-to-date basis, Agricultural Solutions' operating profit decreased by 9% (2% at constant currency) to an operating margin of 11.3%. The decrease in constant currency operating profit was driven by higher STG&A costs primarily due to $8.8 million associated with our non-recourse factoring programs, higher bad debt provisions, an expense of $3.3 million related to our notice of termination of a long-term supply agreement related to the 2014 CAS Acquisition, as well as other general operating cost increases. These factors were partially offset by increased gross profit driven primarily by product mix, new higher-margin product introductions and cost savings associated with alternative sourcing of raw materials.
Total Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2017	2016	2017	2016
Interest expense, net	$(85.0)	$(97.4)	$(174.4)	$(191.2)
Foreign exchange (loss) gain	(59.9)	25.0	(72.5)	(46.2)
Other income (expense), net	5.6	(3.7)	3.4	(6.7)
Total other expense	$(139.3)	$(76.1)	$(243.5)	$(244.1)
Interest Expense, Net
For the three months ended June 30, 2017 and 2016, net interest expense totaled $85.0 million and $97.4 million, respectively, representing a decrease of $12.4 million. For the six months ended June 30, 2017 and 2016, net interest expense totaled $174 million and $191 million, respectively, representing a decrease of $16.8 million. The decrease in net interest expense in both periods is primarily due to the repricing of our term debt during the fourth quarter of 2016, and the second quarter of 2017.
Foreign Exchange Loss (Gain)
For the three months ended June 30, 2017 and 2016, foreign exchange (loss) gain totaled $(59.9) million and $25.0 million, respectively, representing a net increase in losses of $84.9 million For the six months ended June 30, 2017 and 2016, foreign exchange loss totaled $72.5 million and $46.2 million, respectively, representing a net increase in losses of $26.3 million. The increase in foreign exchange losses in both periods is primarily due to the remeasurement of foreign denominated debt and intercompany balances to U.S. Dollar.
Other Income (Expense), Net
For the three months ended June 30, 2017 and 2016, net other income (expense) totaled $5.6 million and $(3.7) million, respectively, representing a net increase in income of $9.3 million. In the second quarter of 2017, we recorded a $10.6 million settlement gain with DuPont, as described in Note 15, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report. Other income (expense), net includes losses on derivative contracts of $1.1 million and $5.4 million for the three months ended June 30, 2017 and 2016, respectively.

For the six months ended June 30, 2017 and 2016, net other income (expense) totaled $3.4 million and $(6.7) million, respectively, representing a net increase in income of $10.1 million. The increase was primarily driven by a $10.6 million settlement gain with DuPont, as noted above. Other income (expense), net includes losses on derivative contracts of $2.5 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively.
Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2017	2016	2017	2016
Income tax expense	$(11.1)	$(26.9)	$(29.8)	$(45.3)
For the three months ended June 30, 2017, income tax expense totaled $11.1 million, compared to an income tax expense of $26.9 million for the three months ended June 30, 2016. The difference between the U.S. statutory rate and effective tax rate for the three months ended June 30, 2017 and 2016 was driven primarily by the recognition of a valuation allowance on net operating losses that may not be recoverable for U.S. and foreign companies.
For the six months ended June 30, 2017 income tax expense totaled $29.8 million, compared to an income tax expense of $45.3 million, for the six months ended June 30, 2016. The difference between the U.S. statutory rate and effective tax rate for the six months ended June 30, 2017 and 2016 was driven primarily by the recognition of a valuation allowance on net operating losses that may not be recoverable for U.S. and foreign companies.
Other Comprehensive (Loss) Income
Other comprehensive loss for the three months ended June 30, 2017 totaled $40.4 million, as compared to $124 million of income in the prior quarter. The change was driven primarily by foreign currency translation losses associated with the Brazilian Real and British Pound, partially offset by gains associated with the Euro.
Other comprehensive income for the six months ended June 30, 2017 totaled $141 million, as compared to $434 million of income in the prior year. The change was driven primarily by foreign currency translation gains associated with the Canadian Dollar, Euro, Japanese Yen, and Chinese Yuan, partially offset by losses associated with the British Pound and Brazilian Real.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Our Business", and Note 18, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Adjusted EBITDA
We utilize adjusted EBITDA as one of the measures to evaluate the performance of our operating segments. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees. See Note 18, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, for a reconciliation of adjusted EBITDA to net income.

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Adjusted EBITDA:
Performance Solutions	$102.7	$97.9	5%	7%	$205.0	$180.8	13%	17%
Agricultural Solutions	102.5	95.0	8%	9%	193.3	180.5	7%	8%
Consolidated adjusted EBITDA	$205.2	$192.9	6%	8%	$398.3	$361.3	10%	13%
Performance Solutions' adjusted EBITDA in the second quarter of 2017 increased 5% (7% at constant currency). The constant currency increase in adjusted EBITDA was primarily driven by top line performance of our Alpha Assembly Solutions and Industrial Solutions businesses coupled with synergies realized in the quarter from integration initiatives.
On a year-to-date basis, Performance Solutions' 2017 adjusted EBITDA increased 13% (17% at constant currency). The constant currency increase in adjusted EBITDA was primarily driven by growth of our Alpha Assembly and Industrial Solutions businesses, along with contributions from our Electronics business in the first quarter of 2017. Incremental gross profit on higher sales activity and cost savings from integration synergies were partially offset by lower volume in our Graphics Solutions business. Our Offshore Solutions business remained in line with prior year.
Agricultural Solutions' adjusted EBITDA in the second quarter of 2017 increased 8% (9% at constant currency). The constant currency increase in adjusted EBITDA was primarily driven by the gross profit impact of increased sales in higher-margin products as well as cost savings from our 5-year continuous cost improvement plan and integration synergies, partially offset by a change in our selling strategy of certain lower-margin businesses in West Africa.
On a year-to-date basis, Agricultural Solutions' 2017 adjusted EBITDA increased 7% (8% at constant currency). The constant currency increase in adjusted EBITDA was primarily driven by an increase in gross profit from market expansion in Europe, new product launches, and volume growth in higher-margin products as a result of our implementation of our H3 Priority Segments initiative, partially offset by a change in our selling strategy of certain lower-margin businesses in West Africa and investments made in STG&A, as noted above.
Liquidity and Capital Resources
At June 30, 2017, our indebtedness totaled $5.46 billion, primarily as a result of our past Acquisition activity, with expected interest payments in the range of $300 million per year over the next three years. Our first significant principal debt payments, totaling $1.38 billion are due in 2020 and represent principal payments at maturity associated with a portion of our outstanding term loans under our Amended and Restated Credit Agreement.  We anticipate sufficient cash from operations to fund interest, working capital, and other capital expenditures for the foreseeable future. We also have access to a $500 million line of credit under our Revolving Credit Facility with current availability of $376 million, net of letters of credit, as well as availability under various lines of credit and overdraft facilities of $97.0 million. However, working capital shortfalls and future acquisitions may require further utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under favorable terms.
Our primary sources of liquidity during the six months ended June 30, 2017 were periodic borrowings under our Revolving Credit Facility, and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations. We believe that our cash and cash equivalents, and cash generated from operations, supplemented by our availability under our Revolving Credit Facility and various lines of credit to normalize seasonality, will be sufficient to meet our working capital needs, capital expenditures, and other business requirements for at least the next twelve months. At June 30, 2017, we had $427 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and various lines of credit and overdraft facilities of $473 million.
We generate approximately 80% of our net sales from non-U.S. operations, and expect to continue to generate significant revenue from non-U.S. operations, and, as a result, a substantial portion of our cash is held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation, and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional U.S. or foreign taxes. Of our $427 million of cash and cash equivalents at June 30, 2017, $417 million was held by our foreign subsidiaries.
In April 2017, we refinanced approximately $1.93 billion of our term loans under the Amended and Restated Credit Agreement, reducing our expected annualized cash interest expense by approximately $20.0 million. See Note 10, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
We may from time to time seek to retire or repurchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements, and other factors.
The following is a summary of our cash flows (used in) provided by operating, investing and financing activities during the periods indicated:

	Six Months Ended June 30,
(amounts in millions)	2017	2016
Cash and cash equivalents, beginning of the period	$422.6	$432.2
Cash used in operating activities	(13.2)	(113.3)
Cash used in investing activities	(48.0)	(30.2)
Cash provided by financing activities	47.3	47.5
Exchange rate impact on cash and cash equivalents	18.4	5.5
Cash and cash equivalents, end of the period	$427.1	$341.7

Key operating metrics
Days sales outstanding (DSO) (a)
Performance Solutions segment	75	72
Agricultural Solutions segment	159	172
Consolidated Platform Specialty Products	119	124

Days in Inventory (DII) (b)
Performance Solutions segment	71	67
Agricultural Solutions segment	127	137
Consolidated Platform Specialty Products	99	104

(a)	Calculated as the product of our total net accounts receivable balance and 360 divided by our annualized sales.

(b)	Calculated as the product of our total net inventory balance and 360 divided by our annualized cost of sales excluding intercompany sales.

Operating Activities
During the six months ended June 30, 2017, cash used in operating activities totaled $13.2 million, compared to $113 million during the six months ended June 30, 2016. This favorable $100 million decrease of cash used in operating activities was primarily driven by higher cash operating profits (net loss adjusted for non-cash items) partially offset by higher payments for employee incentive compensation and cash taxes paid. Working capital did not have a significant impact on operating cash, as favorable cash flows from the timing of payments to suppliers and net proceeds from a new accounts receivable factoring program of $43.0 million were offset by increased inventory purchases primarily in our Agricultural Solutions segment, increased cash taxes paid, and increases in other current assets related to our accounts receivable factoring activity.
Investing Activities
Cash flows used in investing activities totaled $48.0 million during the six months ended June 30, 2017, as compared to $30.2 million used during the six months ended June 30, 2016. Capital expenditures and investments in product registration rights were $8.8 million higher in 2017 when compared to the same period in 2016, due in part to Performance Solutions' facility integration initiatives, modest increases in our overall investments, and the timing of payments. During the six months ended June 30, 2017, proceeds from the disposal of property, plant, and equipment totaled $4.0 million, compared to $12.1 million during the six months ended June 30, 2016.
Financing Activities
Cash flows provided by financing activities totaled $47.3 million during the six months ended June 30, 2017, as compared to $47.5 million during the six months ended June 30, 2016. Reduction in the net draws on our lines of credit of $34.2 million more than offset by $42.0 million of on-balance sheet factoring arrangements.
Financial Borrowings
Credit Facilities
At June 30, 2017, we had $5.46 billion of indebtedness, which primarily included:

•	$1.97 billion of Senior Notes;

•	$3.32 billion of term debt arrangements outstanding under our First Lien Credit Facility; and

•	$155 million of borrowings under local and revolving lines of credit.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $473 million at June 30, 2017 (including $19.0 million of stand-by letters of credit which reduced the borrowings available under our Revolving Credit Facility).
Covenants
Our Credit Facilities contain various affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions.  Our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. In addition, our Amended and Restated Credit Agreement includes certain Restricted Payment baskets, which limit select forms of payments if such payments would cause the total net leverage ratio, calculated as set forth in the Amended and Restated Credit Agreement, to exceed 6.0 to 1.0, and (ii) requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.

Lastly, our Senior Notes are governed by indentures which also provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions.
Contractual Obligations and Commitments
The contractual obligations and commitments disclosures have not changed materially from those disclosed in our Annual Report. For a discussion of our contractual obligations and commitments, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our Annual Report.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as non-recourse factoring arrangements, operating leases, and letters of credit, to finance our business. For additional information regarding non-recourse factoring arrangements, see Note 10, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Accounts Receivable Factoring Arrangements."
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
The material weaknesses in our internal control relating to insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as further described in our Annual Report, continued to exist as of the end of the period covered by this Quarterly Report. These material weaknesses resulted to date in the restatement of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the period ended March 31, 2015, as described in the 2016 Q1 Form 10-Q, and for the period ended September 30, 2015, as described in our 2015 Annual Report.

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
There have been no significant changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 9, 2017.

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