Form 10-Q
period 2017-09-30
Platform Specialty Products Corp
filed 2017-11-02
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	October 27, 2017
Common Stock, par value $0.01 per share	287,097,154 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
Acquisitions	Agriphar Acquisition, Alent Acquisition, Arysta Acquisition, CAS Acquisition, MacDermid Acquisition, OMG Acquisition and OMG Malaysia Acquisition, collectively.
Agriphar Acquisition	Acquisition of a 100% interest in Percival S.A., a formerly Belgium société anonyme, including its agrochemical business, Agriphar, completed on October 1, 2014.
AIs	Active ingredients.
Alent Acquisition	Acquisition of a 100% interest in Alent plc, a formerly public limited company registered in England and Wales, completed on December 1, 2015 under the U.K. Companies Act 2006, as amended.
Amended and Restated Credit Agreement
Platform’s Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, Platform, MacDermid Holdings, LLC, MacDermid, the subsidiaries of Platform and MacDermid Holdings, LLC from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended and restated from time to time.

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

ASU	Accounting Standards Update.
Board	Platform’s board of directors.
CAS Acquisition	Acquisition of a 100% interest in the Chemtura AgroSolutions business of Chemtura Corporation, a Delaware corporation, completed on November 3, 2014.
CODM	Chief operating decision maker.
Cortron	Cortron Corporation.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
DuPont	E.I. du Pont de Nemours and Company, now known as DowDuPont, Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
EPS	Earnings per share.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan, adopted by the Board on March 6, 2014 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
February 2015 Notes Offering
Platform's private offering of $1.10 billion aggregate principal amount of 6.50% USD Senior Notes due 2022 and €350 million aggregate principal amount of 6.00% EUR Senior Notes due 2023, completed on February 2, 2015.

First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
GBP	Platform's Global Biosolutions Portfolio within its Agricultural Solutions segment, which includes biostimulants, innovative nutrition and biocontrol products.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
GVAP
Platform’s Global Value Added Portfolio within its Agricultural Solutions segment, which includes products in the herbicides, insecticides, fungicides and seed treatment categories, based on patented or proprietary off-patent AIs.

H3 Priority Segments
Agricultural Solutions' five priority product offerings selected for their high growth, high value and high differentiation potential, namely Crop Establishment, Plant Stress and Stimulation, Resistant Weed Management, Specialty Protection Niches and Crop Residue Management.

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

MacDermid Printing	MacDermid Printing Solutions LLC, now known as MacDermid Graphics Solutions LLC.
November 2015 Notes Offering	Platform's private offering of $500 million aggregate principal amount of 10.375% USD Senior Notes due 2021, completed on November 10, 2015.
NYSE	New York Stock Exchange.
OMG	OM Group, Inc., a Delaware corporation.
OMG Malaysia	OMG Electronic Chemicals (M) Sdn Bhd, a subsidiary of OMG located in Malaysia, acquired separately by Platform in the OMG Malaysia Acquisition.
OMG Acquisition	Platform's acquisition of 100% interest in OMG's Electronic Chemicals and Photomasks businesses, collectively, other than OMG Malaysia, completed on October 28, 2015.
OMG Malaysia Acquisition	Platform's acquisition of 100% interest in OMG Malaysia completed on January 31, 2016.
PDH Common Stock	Shares of common stock of Platform Delaware Holdings, Inc., a subsidiary of Platform.
Proposed Separation	Platform's proposed separation of its Agricultural Solutions business into an independent company announced on August 24, 2017 and expected to be completed in 2018.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2017.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings, LLC immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving credit facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
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
Series A Preferred Stock
2,000,000 shares of Platform’s Series A convertible preferred stock held by the Founder Entities and convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015. At December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.

SERP	Supplemental Executive Retirement Plan for executive officers of Platform.

GLOSSARY OF DEFINED TERMS

Terms	Definitions
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

2015 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 11, 2016.
2016 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 13, 2017.
2016 Q1 Form 10-Q	Platform's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, as filed with the SEC on May 10, 2016.
6.00% EUR Senior Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Senior Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.
10.375% USD Senior Notes due 2021	Platform's 10.375% senior notes due 2021 denominated in U.S. Dollars issued in the November 2015 Notes Offering.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$904.3	$890.5	$2,707.2	$2,635.9
Cost of sales	533.2	515.4	1,557.8	1,524.1
Gross profit	371.1	375.1	1,149.4	1,111.8
Operating expenses:
Selling, technical, general and administrative	264.2	274.3	806.1	823.5
Research and development	23.4	20.9	70.1	61.3
Total operating expenses	287.6	295.2	876.2	884.8
Operating profit	83.5	79.9	273.2	227.0
Other (expense) income:
Interest expense, net	(85.6)	(98.5)	(260.0)	(289.7)
Foreign exchange loss	(24.9)	(10.3)	(97.4)	(56.5)
Other (expense) income, net	(1.8)	115.2	1.6	108.3
Total other (expense) income	(112.3)	6.4	(355.8)	(237.9)
(Loss) income before income taxes and non-controlling interests	(28.8)	86.3	(82.6)	(10.9)
Income tax expense	(37.5)	(20.4)	(67.3)	(65.7)
Net (loss) income	(66.3)	65.9	(149.9)	(76.6)
Net (income) loss attributable to the non-controlling interests	(2.9)	5.9	(4.8)	4.7
Net (loss) income attributable to stockholders	(69.2)	71.8	(154.7)	(71.9)
Gain on amendment of Series B Convertible Preferred Stock	—	32.9	—	32.9
Net (loss) income attributable to common stockholders	$(69.2)	$104.7	$(154.7)	$(39.0)
(Loss) earnings per share
Basic	$(0.24)	$0.45	$(0.54)	$(0.17)
Diluted	$(0.24)	$(0.15)	$(0.54)	$(0.71)
Weighted average common shares outstanding
Basic	286.7	234.4	285.8	231.2
Diluted	286.7	264.5	285.8	253.3

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(66.3)	$65.9	$(149.9)	$(76.6)

Other comprehensive income (loss)
Foreign currency translation adjustments	126.2	(0.7)	269.6	451.8
Pension and post-retirement plans:
Other comprehensive loss, net of tax of $0.0 for the three and nine months ended September 30, 2017 and 2016	—	—	(0.3)	—
Unrealized loss on available for sale securities:
Other comprehensive loss, net of tax of $0.0 and $0.1 for the three months ended September 30, 2017 and 2016, and $0.0 and $0.8 for the nine months ended September 30, 2017 and 2016, respectively	0.9	(0.1)	(0.8)	(1.7)
Derivative financial instruments revaluation:
Other comprehensive loss before reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2017 and 2016	(0.2)	(1.6)	(6.4)	(24.3)
Reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2017 and 2016	2.3	3.0	8.2	8.9
Total unrealized loss arising on qualified hedging derivatives	2.1	1.4	1.8	(15.4)
Other comprehensive income	129.2	0.6	270.3	434.7
Comprehensive income	62.9	66.5	120.4	358.1
Comprehensive loss (income) attributable to the non-controlling interests	(8.3)	14.9	(10.6)	(8.0)
Comprehensive income attributable to stockholders	$54.6	$81.4	$109.8	$350.1

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$390.9	$422.6
Accounts receivable, net	1,133.9	1,054.8
Inventories	556.7	416.4
Prepaid expenses	54.6	71.3
Other current assets	160.5	106.1
Total current assets	2,296.6	2,071.2
Property, plant and equipment, net	452.4	460.5
Goodwill	4,367.5	4,178.9
Intangible assets, net	3,193.6	3,233.3
Other assets	128.5	110.2
Total assets	$10,438.6	$10,054.1
Liabilities and Stockholders' Equity
Accounts payable	$427.4	$383.6
Current installments of long-term debt and revolving credit facilities	90.0	116.1
Accrued salaries, wages and employee benefits	89.2	103.5
Accrued income taxes payable	73.7	82.5
Accrued expenses and other current liabilities	440.1	397.0
Total current liabilities	1,120.4	1,082.7
Debt and capital lease obligations	5,332.7	5,122.9
Pension and post-retirement benefits	71.5	73.8
Deferred income taxes	671.1	663.2
Contingent consideration	79.0	75.8
Other liabilities	145.0	145.9
Total liabilities	7,419.7	7,164.3
Commitments and contingencies (Note 14)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2017: 287.1 shares issued; 2016: 284.2 shares issued)	2.9	2.8
Additional paid-in capital	4,025.9	3,981.3
Treasury stock (2017: 0.0 shares)	(0.1)	—
Accumulated deficit	(728.2)	(573.5)
Accumulated other comprehensive loss	(410.0)	(674.5)
Total stockholders' equity	2,890.5	2,736.1
Non-controlling interests	128.4	153.7
Total equity	3,018.9	2,889.8
Total liabilities and stockholders' equity	$10,438.6	$10,054.1

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(149.9)	$(76.6)
Reconciliation of net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	265.4	254.9
Deferred income taxes	(37.2)	(57.8)
Amortization of inventory step-up	—	11.7
Foreign exchange loss	109.5	51.7
Gain on settlement agreement related to Series B Convertible Preferred Stock	—	(103.0)
Other, net	51.9	49.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(34.6)	(61.9)
Inventories	(99.7)	(34.1)
Accounts payable	30.2	(66.3)
Accrued expenses	4.7	9.5
Prepaid expenses and other current assets	(15.1)	1.8
Other assets and liabilities	(41.7)	(3.0)
Net cash flows provided by (used in) operating activities	83.5	(24.0)
Cash flows from investing activities:
Capital expenditures	(41.4)	(32.8)
Investment in registrations of products	(25.8)	(22.4)
Proceeds from disposal of property, plant and equipment	14.3	12.5
Other, net	(20.4)	5.2
Net cash flows used in investing activities	(73.3)	(37.5)
Cash flows from financing activities:
Change in lines of credit, net	(30.3)	18.9
Debt proceeds, net of discount and premium	1,927.3	—
Repayments of borrowings	(1,955.5)	(26.0)
Proceeds from issuance of common stock, net	0.9	391.5
Change in on-balance sheet factoring arrangements	(1.9)	(45.5)
Other, net	(9.8)	(1.5)
Net cash flows (used in) provided by financing activities	(69.3)	337.4
Effect of exchange rate changes on cash and cash equivalents	27.4	6.0
Net (decrease) increase in cash and cash equivalents	(31.7)	281.9
Cash and cash equivalents at beginning of period	422.6	432.2
Cash and cash equivalents at end of period	$390.9	$714.1

 See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	—	$—	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(154.7)	—	(154.7)	4.8	(149.9)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	264.5	264.5	5.8	270.3
Exercise/ vesting of share based compensation	—	—	104,625	—	—	6,618	(0.1)	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	2,674,205	0.1	32.6	—	—	—	—	32.7	(32.7)	—
Issuance of common stock under ESPP	—	—	100,949	—	0.9	—	—	—	—	0.9	—	0.9
Equity compensation expense	—	—	—	—	9.1	—	—	—	—	9.1	—	9.1
Changes in non-controlling interests	—	—	—	—	2.0	—	—	—	—	2.0	(3.2)	(1.2)
Balance at September 30, 2017	2,000,000	$—	287,100,947	$2.9	$4,025.9	6,618	$(0.1)	$(728.2)	$(410.0)	$2,890.5	$128.4	$3,018.9

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2015	2,000,000	$—	229,464,157	$2.3	$3,520.4	—	$—	$(532.7)	$(886.1)	$2,103.9	$169.4	$2,273.3
Net loss	—	—	—	—	—	—	—	(71.9)	—	(71.9)	(4.7)	(76.6)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	422.0	422.0	12.7	434.7
Issuance of common stock at $8.25 per share in the September 2016 Equity Offering	—	—	48,787,878	0.5	402.0	—	—	—	—	402.5	—	402.5
Issuance costs in connection with the September 2016 Equity Offering	—	—	—	—	(11.6)	—	—	—	—	(11.6)	—	(11.6)
Issuance of common stock to former non-founder director for exercise of stock options	—	—	7,642	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	63,944	—	0.7	—	—	—	—	0.7	(0.7)	—
Issuance of common stock under ESPP	—	—	97,165	—	0.6	—	—	—	—	0.6	—	0.6
Equity compensation expense	—	—	—	—	5.3	—	—	—	—	5.3	—	5.3
Gain on extinguishment of Series B Convertible Preferred Stock	—	—	—	—	—	—	—	32.9	—	32.9	—	32.9
Changes in non-controlling interests	—	—	—	—	3.7	—	—	—	—	3.7	(4.5)	(0.8)
Balance at September 30, 2016	2,000,000	$—	278,420,786	$2.8	$3,921.1	—	$—	$(571.7)	$(464.1)	$2,888.1	$172.2	$3,060.3

See accompanying notes to the condensed consolidated financial statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION
Background
Platform Specialty Products Corporation is a global diversified producer of high-technology specialty chemical products incorporated in Delaware in January 2014 with shares of common stock, par value $0.01 per share, trading on the NYSE under the ticker symbol “PAH.” Platform's business involves the blending of a number of key ingredients to produce proprietary formulations. The Company operates in a wide variety of niche markets across multiple industries, including automotive, agricultural, animal health, electronics, graphic arts, and offshore oil and gas production and drilling. Platform delivers its products to customers through its sales and service workforce, regional distributors, and manufacturing representatives.
Platform has leading positions in niche segments of high-growth markets. The Company continually seeks opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting its “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly technical sales and customer service, and managing conservatively its investments in fixed assets and capital expenditures.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related information in this Quarterly Report include the accounts of Platform and all of its controlled subsidiaries, and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s 2016 Annual Report. On August 24, 2017, the Company announced its intention to separate the Agricultural Solutions business into an independent company. In this Quarterly Report, the Agricultural Solutions business continues to be reported as part of the Company's continuing operations as the criteria for discontinued operations were not met as of September 30, 2017. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring, and necessary for a fair presentation of the Company's financial position, results of operations, and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the fiscal year ended December 31, 2017 due to seasonal and other factors. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2016 Annual Report.
The process of preparing the Company’s unaudited interim Condensed Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, net sales, and expenses. These estimates and judgments are based on historical experience, future expectations, and other factors and assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
Derivatives and Hedging (Topic 815) - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU improves the financial reporting of hedge relationships by updating hedging designation and measurement guidance. The update also simplifies the application of existing hedge accounting guidance related to assessing hedge effectiveness. The guidance is effective prospectively as of January 1, 2019, and is applied to contracts in existence at the date of adoption, with the effects of which reflected as of January 1 of the year of adoption. Early adoption is permitted. The Company is evaluating the impact of this ASU.

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
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU was issued to reduce diversity in practice for how certain cash receipts and cash payments are classified and presented in the statement of cash flows. The eight specific cash flow issues addressed include: debt prepayment and extinguishment costs, zero coupon bond settlement, contingent consideration payments, insurance claim settlements, company-owned life insurance receipts/payments, distributions from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance is effective on a retrospective basis as of January 1, 2018, including interim periods within those annual periods. The Company has arrangements to sell trade receivables to third parties without recourse and receives beneficial interests for a portion of these receivables; the proceeds of which are currently included in “Operating Activities” in the Condensed Consolidated Statements of Cash Flows. Under the new guidance, beneficial interests should be disclosed as a non-cash activity, with cash receipts classified as cash inflows from "Investing Activities” in the Condensed Consolidated Statements of Cash Flows. The Company is continuing to evaluate the impact of this ASU for these arrangements and intends to adopt the new guidance effective January 1, 2018.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3.  ACQUISITIONS OF BUSINESSES
OMG Malaysia Acquisition
On January 31, 2016, the Company completed the OMG Malaysia Acquisition for approximately $124 million, net of acquired cash and closing working capital adjustments. The Company acquired OMG Malaysia by issuing a note payable for $125 million, which was offset against a note receivable from the seller of the same amount. The Company acquired OMG Malaysia to further enhance its Performance Solutions segment in which OMG Malaysia is included. The impact of this acquisition on the Company's results of operations was not material.
4. ACCOUNTS RECEIVABLE

(amounts in millions)	September 30, 2017	December 31, 2016
Total accounts receivable, net	$1,146.9	$1,058.0
Non-current accounts receivable, net	(13.0)	(3.2)
Current accounts receivable, net	$1,133.9	$1,054.8
Total accounts receivable are net of an allowance for doubtful accounts of $50.1 million and $36.7 million at September 30, 2017 and December 31, 2016, respectively. Accounts receivable classified as non-current at September 30, 2017 and December 31, 2016 were recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
5. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	September 30, 2017	December 31, 2016
Finished goods	$391.4	$273.8
Work in process	29.9	37.1
Raw materials and supplies	156.2	135.9
Total inventory, net	577.5	446.8
Non-current inventory, net	(20.8)	(30.4)
Current inventory, net	$556.7	$416.4
Inventory classified as non-current at September 30, 2017 and December 31, 2016 was recorded in "Other assets" in the Condensed Consolidated Balance Sheets.
In connection with the Alent and OMG Malaysia Acquisitions, the value of finished goods inventory was increased at their respective dates of acquisition to reflect fair value. For the nine months ended September 30, 2016, $11.7 million of the inventory step-up was amortized to "Cost of sales" in the Condensed Consolidated Statements of Operations based on inventory turnover.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	September 30, 2017	December 31, 2016
Land and leasehold improvements	$110.4	$103.4
Buildings and improvements	153.5	147.5
Machinery, equipment, fixtures and software	326.6	293.3
Construction in process	35.5	36.7
Total property, plant and equipment	626.0	580.9
Accumulated depreciation	(173.6)	(120.4)
Property, plant and equipment, net	$452.4	$460.5
For the three months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $21.3 million and $18.9 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $58.4 million and $55.8 million, respectively.
7. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)		Performance Solutions	Agricultural Solutions	Total
December 31, 2016	(*)	$2,132.4	$2,046.5	$4,178.9
Foreign currency translation and other		94.5	94.1	188.6
September 30, 2017	(*)	$2,226.9	$2,140.6	$4,367.5
(*)     Includes accumulated impairment losses totaling $46.6 million associated with the Company's Performance Solutions segment.
The carrying value of indefinite-lived intangible assets other than goodwill, which consists solely of tradenames, was $390 million and $377 million at September 30, 2017 and December 31, 2016, respectively.
Intangible assets subject to amortization were as follows:

	September 30, 2017			December 31, 2016
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$1,298.6	$(240.6)	$1,058.0	$1,245.9	$(174.5)	$1,071.4
Developed technology	2,236.9	(512.4)	1,724.5	2,022.1	(254.9)	1,767.2
Tradenames	29.6	(12.5)	17.1	25.1	(8.2)	16.9
Non-compete agreements	5.7	(1.8)	3.9	1.9	(1.1)	0.8
Total	$3,570.8	$(767.3)	$2,803.5	$3,295.0	$(438.7)	$2,856.3
For the three months ended September 30, 2017 and 2016, the Company recorded amortization expense on intangible assets of $71.2 million and $68.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense on intangible assets of $207 million and $199 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. LONG-TERM COMPENSATION PLANS
At September 30, 2017, a total of 466,734 shares of common stock had been issued and 3,686,933 awarded RSUs and stock options were outstanding under the 2013 Plan.

	Nine Months Ended September 30, 2017
	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2016	3,003,003	2,117,493	320,312	565,198
Granted	1,356,683	1,100,481	—	256,202
Exercised/Issued	(104,625)	(104,625)	—	—
Forfeited	(393,128)	(318,610)	(634)	(73,884)
Outstanding at September 30, 2017	3,861,933	2,794,739	319,678	747,516
Equity Classified RSUs
During the nine months ended September 30, 2017, the Company granted RSUs under the 2013 Plan as follows:

	RSUs	Weighted average grant date fair value	Weighted average vesting period (months)
RSUs granted	1,100,481	$16.18	31.7
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2017, the following equity classified RSUs were outstanding:

	September 30, 2017
Vesting Conditions:	Outstanding	Weighted average remaining service period (months)	Potential additional awards
Service-based	972,580	20.2	—
Performance-based	998,045	21.7	672,886
Market-based	824,114	23.6	1,554,968
Total	2,794,739	21.7	2,227,854
In addition, the Board has approved 83,333 RSUs under the 2013 Plan which vesting is conditioned upon the achievement of a certain 2018 adjusted EBITDA performance target, with a maximum payoff of 100%. This performance target will be established as a part of the 2018 planning process. As a result, these RSUs are and will be excluded from the above grant activity until the performance target is set.
For the three months ended September 30, 2017 and 2016, total compensation expense associated with equity classified RSUs totaled $3.0 million and $2.0 million, respectively. For the nine months ended September 30, 2017 and 2016, total compensation expense associated with RSUs classified as equity totaled $8.2 million and $4.6 million, respectively.
Stock Options
During the nine months ended September 30, 2017, the Company granted non-qualified stock options under the 2013 Plan as follows:

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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2017 and 2016, compensation expense associated with stock options was $0.2 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, compensation expense associated with stock options was $0.6 million and $0.3 million, respectively.
9. PENSION AND POST-RETIREMENT PLANS
The components of net periodic pension and post-retirement benefit costs for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2017		2016		2017		2016
Pension & SERP Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$0.5	$—	$0.4	$—	$1.4	$—	$1.3
Interest cost on the projected benefit obligation	2.2	0.6	2.5	0.8	6.6	1.8	7.6	2.3
Expected return on plan assets	(2.5)	(0.5)	(2.9)	(0.6)	(7.6)	(1.5)	(8.7)	(1.9)
Amortization of prior service cost	—	—	—	0.1	—	0.1	—	0.4
Amortization of actuarial net loss	—	—	—	—	—	0.1	—	—
Net periodic (benefit) cost	$(0.3)	$0.6	$(0.4)	$0.7	$(1.0)	$1.9	$(1.1)	$2.1

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in millions)	2017		2016		2017		2016
Post-retirement Benefits	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Service cost	$—	$—	$—	$—	$—	$0.1	$—	$—
Interest cost on the projected benefit obligation	0.1	0.1	0.1	0.1	0.3	0.3	0.3	0.2
Net periodic cost	$0.1	$0.1	$0.1	$0.1	$0.3	$0.4	$0.3	$0.2
The Company expects to make contributions totaling approximately $6.5 million to its pension and other post-retirement benefit plans during 2017, of which approximately $4.6 million was contributed during the nine months ended September 30, 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.  DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	Maturity Date	Interest Rate	September 30, 2017	December 31, 2016
USD Senior Notes (1)	2022	6.50%	$1,085.4	$1,083.2
EUR Senior Notes (1)	2023	6.00%	408.4	362.4
USD Senior Notes (1)	2021	10.375%	490.6	489.0
First Lien Credit Facility - USD Term Loans (2)	2020	> of 4.50% or LIBOR plus 3.50%	583.2	582.5
First Lien Credit Facility - USD Term Loans (2) (3)	2021	> of 5.00% or LIBOR plus 4.00%	—	1,444.2
First Lien Credit Facility - USD Term Loans (2) (3)	2021	> of 4.00% or LIBOR plus 3.00%	1,208.8	—
First Lien Credit Facility - Euro Term Loans (2)	2020	> of 4.25% or EURIBOR plus 3.25%	811.9	726.5
First Lien Credit Facility - Euro Term Loans (2) (3)	2021	> of 4.75% or EURIBOR plus 3.75%	—	450.7
First Lien Credit Facility - Euro Term Loans (2) (3)	2021	> of 3.50% or EURIBOR plus 2.75%	760.4	—
Borrowings under the Revolving Credit Facility		LIBOR plus 3.00%	25.0	—
Borrowings under lines of credit (4)			32.4	86.0
Other			16.6	14.5
Total debt and capital lease obligations			5,422.7	5,239.0
Less: current installments of long-term debt and revolving credit facilities			(90.0)	(116.1)
Total long-term debt and capital lease obligations			$5,332.7	$5,122.9

(1)
Net of unamortized premium, discounts, and debt issuance costs of $29.0 million and $33.4 million at September 30, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 7.77% and 7.81% at September 30, 2017 and December 31, 2016, respectively.

(2)
First Lien Credit Facility term loans net of unamortized discounts and debt issuance costs of $47.0 million and $64.0 million at September 30, 2017 and December 31, 2016, respectively. Weighted average effective interest rate of 5.04% and 5.64% at September 30, 2017 and December 31, 2016, respectively, including the effects of interest rate swaps. See Note 11, Financial Instruments, to the Company's unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

(4)	Weighted average interest rate of 5.57% and 4.48% at September 30, 2017 and December 31, 2016, respectively.
Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. At September 30, 2017, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $500 million, which consisted of (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement. The Revolving Credit Facility will mature on June 7, 2018, and for lenders that consented to an extension, June 7, 2019. The Company is required to pay a quarterly commitment fee of 0.50% on the unused balance of the Revolving Credit Facility.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Amended and Restated Credit Agreement also provides the Company with the ability to incur certain amounts of additional incremental term loans in the future, subject to pro-forma compliance with a financial maintenance covenant and certain other requirements.
On April 18, 2017, the Company entered into Amendment No. 7 to the Second Amended and Restated Credit Agreement, which provided for the prepayment in full of previously existing tranche B-4 term loans denominated in U.S. Dollars and tranche C-3 term loans denominated in Euros with the aggregate proceeds of newly created tranche B-6 term loans denominated in U.S. Dollars in an aggregate principal amount of $1.23 billion and tranche C-5 term loans denominated in Euros in an aggregate principal amount of €650 million. The refinanced term loans were created in connection with the Company's repricing, extension and amendment closed on October 14, 2016. The amendment effectively reduced interest rates by 100 basis points for each of the new U.S. Dollar denominated term loans and the new Euro denominated term loans. In addition, the EURIBOR floor was reduced from 1.00% to 0.75% on the new Euro denominated term loans. The new tranche B-6 term loans bear interest at 3.0% per annum, plus an applicable eurocurrency rate, or 2.0% plus and applicable base rate, and the new Euro tranche C-5 term loans bear interest at 2.75% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement. In the event the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion, 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021, the maturity date of the new term loans will be extended to June 7, 2023 from November 2, 2021. In connection with this term loan refinancing, the Company wrote-off $8.5 million, consisting primarily of deferred financing fees and original issuance discounts on the modification of the existing debt, which was recorded in "Other (expense) income net" in the Condensed Consolidated Statement of Operations, and expensed $5.3 million of debt issuance costs, which was recorded in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statement of Operations.
Except as set forth in Amendment No. 7 and above, the USD tranche B-6 term loans have identical terms as the U.S. Dollar denominated tranche B-5 term loans and the Euro tranche C-5 term loans have identical terms as the Euro denominated tranche C-4 term loans and are, in each case, otherwise subject to the provisions of the Amended and Restated Credit Agreement.
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
Covenants and Events of Default
The Amended and Restated Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. . In particular, the Revolving Credit Facility imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0, subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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
At September 30, 2017, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with such debt covenants, had full availability of its unused borrowing capacity of $456 million, net of letters of credit, under the Revolving Credit Facility.
Subsequent Event
On October 3, 2017, the Company entered into and closed the transactions contemplated by Amendment No. 8 to the Second Amended and Restated Credit Agreement. Amendment No. 8 provided for the prepayment in full of previously existing tranche B-5 term loans denominated in U.S. Dollars and tranche C-4 term loans denominated in Euros with the aggregate proceeds of newly created tranche B-7 term loans denominated in U.S. Dollars in an aggregate principal amount of $680 million and tranche C-6 term loans denominated in Euros in an aggregate principal amount of €630 million. The refinanced term loans were created in connection with the Company's repricing closed on December 6, 2016. The amendment effectively reduced interest rates by 100 basis points for each of the new U.S. Dollar denominated term loans and the new Euro denominated term loans from a combination of reduced spread and reduced EURIBOR floor from 1.00% to 0.75% on the new Euro denominated term loans. The new tranche B-7 term loans bear interest at 2.5% per annum, plus an applicable eurocurrency rate, or 1.5% plus and applicable base rate, and the new Euro tranche C-6 term loans bear interest at 2.50% per annum, plus an applicable eurocurrency rate, in each case as calculated in the Amended and Restated Credit Agreement. The new term loans mature in June 2020, which is unchanged from the refinanced USD B-5 and Euro C-4 tranches.
Except as set forth in Amendment No. 8 and above, the new USD tranche B-7 term loans have identical terms as the existing U.S. Dollar denominated tranche B-6 term loans and the new Euro tranche C-6 term loans have identical terms as the existing Euro denominated tranche C-5 term loans and, in each case, are otherwise subject to the provisions of the Amended and Restated Credit Agreement.
Senior Notes
The Senior Notes are governed by indentures which provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions. The Company also has the option to redeem the Senior Notes prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The Senior Notes are unsecured and fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the Company under the Amended and Restated Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2017 and December 31, 2016, the aggregate principal amount outstanding under such facilities totaled $57.4 million and $86.0 million, respectively. The Company also had letters of credit outstanding of $28.9 million and $32.6 million at September 30, 2017 and December 31, 2016, respectively, of which $18.8 million and $11.8 million at September 30, 2017 and December 31, 2016, respectively, reduced the borrowings available under the various facilities. At September 30, 2017 and December 31, 2016, the availability under these facilities was approximately $573 million and $561 million, respectively, net of outstanding letters of credit.
Accounts Receivable Factoring Arrangements
Off-balance sheet arrangements
The Company has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $329 million and $256 million of eligible trade receivables at September 30, 2017 and December 31, 2016, respectively. The Company had utilized approximately $107 million and $167 million of these

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

arrangements at September 30, 2017 and December 31, 2016, respectively. The receivables under these arrangements are excluded from the Consolidated Balance Sheets and the proceeds are included in "Operating Activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Selling, technical, general and administrative" expenses in the Condensed Consolidated Statements of Operations.
On-balance sheet arrangements
The Company has arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the Company had capacity to sell approximately $67.6 million and $65.3 million of eligible trade receivables at September 30, 2017 and December 31, 2016, respectively. The Company had utilized approximately $37.5 million and $38.3 million at September 30, 2017 and December 31, 2016, respectively. The proceeds from these arrangements are accounted for as "Financing activities" in the Condensed Consolidated Statements of Cash Flows. Costs associated with these programs are included in "Interest expense, net" in the Condensed Consolidated Statements of Operations.
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
11. FINANCIAL INSTRUMENTS
Derivatives and Hedging
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
At September 30, 2017, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. Dollar and Euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting, and, as a result, changes in the fair value of foreign currency forward contracts are recorded in "Other (expense) income, net" in the Condensed Consolidated Statements of Operations. The total notional value of foreign currency exchange forward contracts held at September 30, 2017 and December 31, 2016 was approximately $627 million and $552 million, respectively, and generally have settlement dates within one year.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $42.7 million and $42.0 million at September 30, 2017 and December 31, 2016, respectively. Substantially all contracts outstanding at September 30, 2017 have delivery dates within one year. Changes in the fair value of commodities futures contracts are recorded in "Other (expense) income, net" in the Condensed Consolidated Statements of Operations.
Certain subsidiaries of the Company have entered into supply agreements with a third party that have been deemed to constitute financing agreements with an embedded derivative feature whose fair value is determined by the change in the market value of

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the underlying metals between delivery date and measurement date.  Amounts associated with these supply agreements, which serve as the notional value of the embedded derivative, have been recorded in "Inventories" and "Current installments of long-term debt and revolving credit facilities" in the Condensed Consolidated Balance Sheets and totaled $11.9 million and $9.9 million at September 30, 2017 and December 31, 2016, respectively, and primarily relate to gold and palladium purchases. The fair value of these contracts has been bifurcated and recorded as a derivative liability in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets and was immaterial at September 30, 2017 and December 31, 2016.
For the three and nine months ended September 30, 2017 and 2016, the Company recorded the following realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

(amounts in millions)		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location on Condensed Consolidated Statement of Operations:	2017	2016	2017	2016
Foreign exchange and metals contracts	Other (expense) income, net	$3.3	$1.4	$5.8	$12.1
Interest Rates
The Company entered into interest rate swaps to effectively fix the floating base rate portion of its interest payments on approximately $1.14 billion of U.S. Dollar denominated debt and €280 million of Euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
Changes in the fair value of a derivative that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Other comprehensive income (loss)" and reclassified from "Accumulated other comprehensive loss" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the interest rate swaps are included in "Interest expense, net" in the Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2017, the interest rate swaps were deemed highly effective, with no ineffectiveness recorded in the Condensed Consolidated Statement of Operations. During the next twelve months, the Company expects to reclassify $6.3 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations.
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
The following table provides information on the Company's derivative positions at September 30, 2017 and December 31, 2016, subject to these master netting arrangements as if they were presented on a net basis, allowing for the right of offset by counterparty and cash collateral:

	September 30, 2017		December 31, 2016
(amounts in millions)	Asset	Liability	Asset	Liability
Gross amounts	7.2	7.3	6.3	8.9
Gross amount subject to offset in master netting arrangements that are not offset	(3.2)	(1.2)	(2.5)	(2.6)
Cash collateral paid	—	(0.4)	—	(1.0)
Net	$4.0	$5.7	$3.8	$5.3
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

•	Level 3 – significant inputs to the valuation model are unobservable and/or reflect the Company’s market assumptions.
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(amounts in millions)	Balance sheet location	Classification	September 30, 2017	December 31, 2016
Asset Category
Cash equivalents	Cash and cash equivalents	Level 2	$79.7	$48.2
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	7.4	8.5
Available for sale equity securities	Other assets	Level 1	5.9	5.1
Available for sale equity securities	Other assets	Level 2	0.6	0.6
Total			$93.6	$62.4

Liability Category
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	$6.3	$10.2
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	8.7	10.7
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	2.1	—
Long-term contingent consideration	Contingent consideration	Level 3	79.0	75.8
Total			$96.1	$96.7
The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial assets and liabilities:
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
Available for sale equity securities - Available for sale equity securities classified as Level 1 assets and are measured using quoted market prices at the reporting date multiplied by the quantity held. Available for sales equity securities classified as Level 2 assets are measured using quoted prices for similar instruments in active markets.
Derivatives - Derivative assets and liabilities include foreign currency, metals, and interest rate derivatives. The values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates, and consideration of counterparty credit risk.
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to the achievement of certain adjusted EBITDA and common stock trading price performance metrics over a seven-year period ending December 2020 which was agreed upon in connection with the MacDermid Acquisition. The estimated fair value of the adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 9.50% and expected future value of payments of $60.0 million calculated using a probability weighted adjusted EBITDA assessment

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

with higher probability associated with the Company achieving the maximum adjusted EBITDA targets. The common stock performance metric has been satisfied. Changes in the estimated fair value of the long-term contingent consideration are recorded in "Selling, technical, general and administrative expenses" in the Condensed Consolidated Statements of Operations. Relative to the share price metric, an increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.3 million. Relative to the adjusted EBITDA metric, an increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the estimated fair value measure of the metric by approximately $1.6 million. During the nine months ended September 30, 2017, the only change to the long-term contingent consideration liability was to adjust the instrument to its estimated fair value.
There were no significant transfers between the fair value hierarchy levels for the nine months ended September 30, 2017.
The carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations totaled $5.35 billion and $5.55 billion, respectively, at September 30, 2017, and $5.14 billion and $5.35 billion, respectively, at December 31, 2016. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt and capital lease obligations is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
12. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At September 30, 2017 and December 31, 2016, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of the Company's common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85 per share.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of approximately 8.8 million shares of PDH Common Stock. Since October 31, 2014, all shares of PDH Common Stock were convertible, at the option of the holder, into a like number of shares of the Company's common stock, the sale of which was subject to a contractual lock-up of 25% per year over a four-year period, which started on October 31, 2013. Since October 31, 2017, which corresponded to the fourth anniversary of the MacDermid Acquisition, no contractual lock-up remains applicable and all shares of PDH Common Stock are convertible at any time. However, until the earlier of (i) the seventh anniversary of the MacDermid Acquisition (that is October 31, 2020), and (ii) such date on which all shares of PDH Common Stock have been exchanged for common stock, PDH has agreed, among certain other covenants, to obtain written consent from Tartan prior to issuing additional PDH securities, or instruments convertible, exchangeable or exercisable for PDH Common Stock.
The PDH Common Stock is classified as "Non-controlling interests" on the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 and will continue to be classified as such until it is fully converted into shares of the Company's common stock. Out of the 8.8 million shares of PDH Common Stock initially issued, 3.7 million shares have been converted and a like number of shares of the Company's common stock have been issued through September 30, 2017. Non-controlling interest at September 30, 2017 and 2016, totaled 4.02% and 6.20%, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2017 and 2016, approximately $0.7 million and $(1.5) million, respectively, of net income (loss) has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
For the nine months ended September 30, 2017 and 2016, approximately $2.6 million and $(4.2) million, respectively, of net income (loss) has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
13.  (LOSS) EARNINGS PER SHARE
A computation of (loss) earnings per share and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2017 and 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(69.2)	$104.7	$(154.7)	$(39.0)
Numerator adjustments for diluted EPS:
Gain on settlement agreement related to Series B Convertible Preferred Stock	—	(103.0)	—	(103.0)
Gain on amendment of Series B Convertible Preferred Stock	—	(32.9)	—	(32.9)
Remeasurement adjustment associated with the Preferred Series B redemption liability	—	(6.0)	—	(6.0)
Income allocated to PDH non-controlling interest	—	(1.5)	—	—
Net loss attributable to common stockholders for diluted EPS	$(69.2)	$(38.7)	$(154.7)	$(180.9)

Basic weighted average common shares outstanding	286.7	234.4	285.8	231.2
Denominator adjustments for diluted EPS:
Assumed conversion related to the amendment of Series B preferred shares	—	17.1	—	20.4
Assumed settlement of preferred stock redemption liability	—	5.0	—	1.7
Issuable upon conversion of the PDH non-controlling interest	—	8.0	—	—
Share adjustments	—	30.1	—	22.1
Dilutive weighted average common shares outstanding	286.7	264.5	285.8	253.3

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.24)	$0.45	$(0.54)	$(0.17)
Diluted	$(0.24)	$(0.15)	$(0.54)	$(0.71)

Dividends per share paid to common stockholders	$—	$—	$—	$—

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2017 and 2016, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	2017	2016	2017	2016
Shares issuable upon conversion of PDH Common Stock	5,394	—	6,299	8,023
Shares issuable upon conversion of Series A Preferred Stock	2,000	2,000	2,000	2,000
Shares issuable for the contingent consideration	7,488	9,262	6,655	8,820
Shares issuable upon vesting and exercise of stock options	56	—	63	—
Shares issuable upon vesting of RSUs	921	186	836	110
Shares issuable under the ESPP	2	1	3	3
	15,861	11,449	15,856	18,956
14. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations
The Company has recognized AROs for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. The Company considers identified legally-enforceable obligations, estimated settlement dates and appropriate discount and inflation rates in calculating the fair value of its AROs.
The Company's ARO liability is included in "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets and totaled $21.9 million and $19.8 million at September 30, 2017 and December 31, 2016, respectively.
Environmental
The Company is involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, it has been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. The Company analyzes each individual site, considering the number of parties involved, the level of its potential liability or contribution relating to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on this analysis, the Company estimates the clean-up costs and related claims for each site. The estimates are based in part on discussions with other potential responsible parties, governmental agencies, and engineering firms.
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
The Company's environmental liability is included in "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets, and totaled $31.1 million and $32.6 million at September 30, 2017 and December 31, 2016, respectively, primarily in connection with environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent plc, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company's accruals for its outstanding legal proceedings are included in "Accrued expenses and other current liabilities" in the Condensed Consolidated Balance Sheets, and totaled $6.8 million and $3.7 million at September 30, 2017 and December 31, 2016, respectively.
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
In June 2009, a lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil by a private individual against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants, and in November 2011, a claim was filed, also in the District Court for the City of Ulianópolis in the State of Pará, Brazil, against Arysta Brazil and five other defendants by the city of Ulianópolis, in each case in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third party in the state of Pará, Brazil. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order to allow the Pará State Attorney to conduct civil inquiries to determine the extent of contamination and the appropriate remediation, and to identify potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.8 million), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($22.4 million). In addition, 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($122 million) for health problems allegedly contracted as a result of their employment at the incineration site.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. The Company's contested tax assessments have been most prevalent in Brazil, where the tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. In addition, short of simply paying the entire amount demanded, including penalties, interest, and attorney’s fees, it is not possible to settle disputed tax assessments other than by submission for inclusion in formal tax amnesty programs announced by the Brazilian federal or state governments from time to time at irregular intervals. The terms of such amnesty programs vary, but generally offer the possibility of reduced interest and penalties. Historically, Arysta has submitted selected contested tax matters for inclusion in such amnesty programs in Brazil, when it appeared prudent to management to do so. The Company is currently contesting several tax assessments at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 89.4 million ($28.3 million). Because tax matters in Brazil historically take many years to resolve, it is very difficult to estimate when these matters will be finally resolved.  Based on management's judgments, the Company does not expect it will incur a material loss in excess of accrued liabilities.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

As previously disclosed, MacDermid Printing has been involved in various lawsuits with DuPont and Cortron involving MacDermid Printing's flexographic printing technology and related business. On June 27, 2017, MacDermid Printing and DuPont reached an agreement to settle and dismiss their respective lawsuits against each other, as well as MacDermid Printing's lawsuit against Cortron. In connection with the settlement, on July 14, 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain in the second quarter of 2017 of $10.6 million in "Other income (expense), net" in the Condensed Consolidated Statement of Operations. This settlement resolves all outstanding litigation between MacDermid Printing, DuPont, and Cortron. Proceeds from the settlement agreement are subject to the pending litigation provisions of the Business Combination Agreement and Plan of Merger dated as of October 10, 2013.
15. INCOME TAXES
The Company's quarterly tax provision is measured using an estimated annual effective tax rate, adjusted for discrete items within the periods presented. The comparison of the Company's effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended September 30, 2017 and 2016, income tax expense totaled $37.5 million and $20.4 million, respectively. The difference between the U.S. statutory rate and effective tax rate for the three months ended September 30, 2017 and 2016 primarily related to the recognition of valuation allowances on net operating losses that may not be recoverable for U.S. and foreign companies. In addition, for the three months ended September 30, 2016, the Company recognized a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition and a $15.3 million benefit related to the recognition of tax deductible goodwill, offset by a $14.7 million charge related to tax on foreign operations.
For the nine months ended September 30, 2017 and 2016, income tax expense totaled $67.3 million and $65.7 million, respectively. The difference between the U.S. statutory rate and effective tax rate for the nine months ended September 30, 2017 and 2016 primarily related to the recognition of valuation allowances on net operating losses that may not be recoverable for U.S. and foreign companies. In addition, for the nine months ended September 30, 2016, the Company recognized a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition and a $15.3 million benefit related to the recognition of tax deductible goodwill, offset by a $10.0 million charge related to tax on foreign operations.
16. RELATED PARTY TRANSACTIONS
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
17. SEGMENT INFORMATION
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2017	2016	2017	2016
Net Sales:
Performance Solutions	$480.6	$454.9	$1,390.0	$1,312.9
Agricultural Solutions	423.7	435.6	1,317.2	1,323.0
Consolidated net sales	$904.3	$890.5	$2,707.2	$2,635.9
Adjusted EBITDA:
Performance Solutions	$115.5	$109.9	$320.5	$290.7
Agricultural Solutions	81.1	80.2	274.4	260.7
Consolidated adjusted EBITDA	$196.6	$190.1	$594.9	$551.4
The following table reconciles net (loss) income attributable to common stockholders to adjusted EBITDA:

	Three months ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2017	2016	2017		2016
Net (loss) income attributable to common stockholders	$(69.2)	$104.7	$(154.7)		$(39.0)
Add (subtract):
Gain on amendment of Series B Convertible Preferred Stock	—	(32.9)	—		(32.9)
Net income (loss) attributable to the non-controlling interests	2.9	(5.9)	4.8		(4.7)
Income tax expense	37.5	20.4	67.3		65.7
Interest expense, net	85.6	98.5	260.0		289.7
Depreciation expense	21.3	18.9	58.4		55.8
Amortization expense	71.2	68.0	207.0		199.1
EBITDA	149.3	271.7	442.8		533.7
Adjustments to reconcile to adjusted EBITDA:
Restructuring expense	9.4	7.3	21.0		19.5
Amortization of inventory step-up	—	—	—		11.7
Acquisition and integration costs	0.5	3.2	4.5		27.4
Non-cash change in fair value of contingent consideration	1.0	0.2	3.2		4.3
Legal settlements	—	—	(10.6)	*	(2.8)
Foreign exchange loss on foreign denominated external and internal long-term debt	26.4	12.0	95.4		58.7
Debt refinancing costs	0.8	—	14.7		—
Gain on settlement agreement related to Series B Convertible Preferred Stock	—	(103.0)	—		(103.0)
Non-cash change in fair value of preferred stock redemption liability	—	(6.0)	—		(6.0)
Costs related to Proposed Separation	5.5	—	9.2		—
Other, net	3.7	4.7	14.7		7.9
Adjusted EBITDA	$196.6	$190.1	$594.9		$551.4

*
In the second quarter of 2017, the Company recorded a net gain of $10.6 million related to a settlement agreement reached between MacDermid Printing and DuPont. For additional information regarding the settlement, see Note 14, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
From time to time, Platform may make or publish forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Platform’s current views with respect to, among other things, future events and performance. These statements may discuss, among other things, Platform's intent to separate its Agricultural Solutions business and create two independent companies, the expected structure and timing of the Proposed Separation and its anticipated benefits, as well as Platform’s financial or operational results including earnings guidance, future capital expenditures, expenses, net sales, earnings, synergies, economic performance, indebtedness, financial condition, dividend policy, losses and future prospects; business and management strategies; and the effects of global economic conditions on Platform’s business. Platform generally identifies forward-looking statements by words such as “plans,” “expects,” “is expected,” “is subject to,” “budget,” “scheduled,” “estimates,” “forecasts,” “intends,” “anticipates,” “believes,” “targets,” "potential," “aims,” “projects” or words or terms of similar substance or the negative thereof, as well as variations of such words and phrases or statements that certain actions, events or results “may,” “could,” “should,” “would,” “might” or “will” be taken, occur or be achieved. Forward-looking statements are based on beliefs and assumptions made by management using currently available information. These statements are only predictions and are not guarantees of future performance, actions or events. Forward-looking statements are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by a forward-looking statement. Factors that can cause actual results to differ materially from those reflected in the forward-looking statements include, among others, those discussed in Part I, Item 1A of Platform's 2016 Annual Report, and Part II, Item 1A of this Quarterly Report, in each case under the heading "Risk Factors." You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties, and we urge you not to place undue reliance on any forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Also, historical results are not necessarily indicative of the results expected for any future period. You are advised to consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
The following “Executive Overview” section, including "Our Business," "Proposed Separation of Agricultural Solutions" and "Recent Events" below, is a brief presentation of our Company and a summary of our business, recent developments, and certain significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section. You should read the relevant portions of this section for a complete discussion of the events and items summarized below.
Executive Overview
We are a global and diversified producer of high-technology specialty chemical products.  Our business involves the blending of a number of key ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how, and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We operate in a wide variety of attractive niche markets across multiple industries, including automotive, agriculture, animal health, electronics, graphic arts, and offshore oil and gas production and drilling, and we believe the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets, while also expanding margins by continuing to offer high customer value propositions.
Platform has leading positions in niche segments of high-growth markets. We continually seek opportunities to act as an acquirer and consolidator of specialty chemical businesses on a global basis, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development and offering highly technical sales and customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent.

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
We believe that the fragmented nature of the specialty chemical products market will continue to provide significant opportunities for growth. We also believe that each business provides a strong platform on which to grow and expand their respective market shares in key geographic markets, particularly in emerging markets. We expect that the Acquisitions will continue to enhance the growth of each segment by extending their respective products' breadth, developing higher-margin products, and growing internationally. We intend to extend many of our product offerings through the development of new applications for our existing products or through synergistic combinations. Our goal is to target those geographies with attractive market fundamentals where our strengths in marketing, portfolio development, registration, and customer education can add value for our customers.
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve.
Performance Solutions - The Performance Solutions segment formulates and markets dynamic chemistry solutions worldwide, which are used in automotive production, commercial packaging and printing, electronics, and oil and gas production and drilling. Its products include surface and coating materials, functional conversion coatings, electronics assembly materials, water-based hydraulic control fluids, and photopolymers. In conjunction with the sale of its products, the segment provides extensive technical service and support to ensure superior performance.
The segment provides specialty chemical solutions to the following five industries:

Assembly Solutions:	The business develops, manufactures, and sells innovative interconnected materials, primarily in the electronics market, used to assemble printed circuit boards and advanced semiconductor packaging.
Electronics Solutions:
The business designs and formulates a complete line of proprietary “wet” dynamic chemistries used by customers to process the surface of printed circuit boards and other electronic components they manufacture.

Industrial Solutions
The business' dynamic chemistries are used for finishing, cleaning, and providing surface coatings for a broad range of metal and non-metal surfaces which improve the performance or look of a component of an industrial part or process.

Graphics Solutions:
The business produces photopolymers, through an extensive line of flexographic plates, which are used to produce printing plates for transferring images onto commercial packaging, including packaging for consumer food products, pet food bags, corrugated boxes, labels, and beverage containers. In addition, the segment produces photopolymer printing plates for the flexographic and letterpress newspaper and publications markets.

Offshore Solutions:	The business produces water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep water production and drilling applications.
Agricultural Solutions - The Agricultural Solutions segment is based on a solutions-oriented business model that focuses on product innovation to address an ever-increasing need for higher crop yield and quality. Its Global Value Added Portfolio, or GVAP, offers growers diverse crop-protection solutions from weeds (herbicides), insects (insecticides), and diseases (fungicides), in foliar and seed treatment applications. Its Global Biosolutions Portfolio, or GBP, includes a wide variety of proven biosolutions, including biostimulants, innovative nutrition, and biocontrol products. This distinctive breadth of product offerings forms the foundation of Agricultural Solutions' "ProNutiva" concept, which emphasizes farmer economics and food safety by combining, when possible, biosolutions with crop protection and seed treatment agrochemicals. In addition, to complement its two main portfolios, the segment offers regional products based on off-patent AIs and certain non-crop products, including animal health products, such as honey bee protective miticides and certain veterinary vaccines.
Agricultural Solutions employs a selective, highly targeted market strategy aimed at niche specialty applications and specific regions where it believes its market position, product offerings and capabilities enable it to achieve high growth. In line with this strategy, in 2016, the segment launched a "H3 Priority Segments" program, which focuses on five high-growth, high-value, and high-differentiation (H3) product offerings that address every stage of the plant life-cycle. These priority lines of products were specifically selected for their potential to deliver accelerated growth and sustained profitability:

Crop Establishment:	Focusing on seed treatment and in-furrow applications to protect the crop in its early stages.
Plant Stress and Stimulation:	Helping the metabolism of the plant deal with abiotic stresses, such as drought and cold, while stimulating it to enhance yields through the use of biostimulants and other solutions.
Resistant Weed Management:	Developing solutions to manage weed resistance of widely used herbicides, such as glyphosate.
Specialty Protection Niches:	Creating solutions to fight against niche pests in underserved segments, such as mites or bacteria.
Crop Residue Management:
Developing standalone biocontrol solutions, or combinations of biocontrol solutions with conventional crop protection, to help growers effectively manage residue levels in fruits and vegetables and address evolving food chain requirements.

Proposed Separation of Agricultural Solutions
On August 24, 2017, we announced our intention to separate the Agricultural Solutions business into an independent company. We believe this separation will maximize long-term value for our stockholders by enabling investors to fully appreciate both of our high-quality businesses that serve two different market segments of the specialty chemicals industry. The Proposed Separation is expected to be completed in 2018. However, the Proposed Separation, and any related transactions that we may decide to pursue in anticipation of the Proposed Separation, remain subject to final approval by the Board, as well as a number of conditions and variables, including financial market conditions and volatility, legal, tax or regulatory requirements, the timing of required SEC filings, the establishment of the necessary corporate infrastructure and processes, and/or the possibility of more attractive strategic options arising in the future.
Recent Events
On October 3, 2017, we entered into and closed the transactions contemplated by Amendment No. 8 to the Second Amended and Restated Credit Agreement which, among other things, provided for the prepayment in full of previously existing term loans denominated in U.S. Dollars and in Euros with the aggregate proceeds of newly created term loans denominated in U.S. Dollars in an aggregate principal amount of $680 million and term loans denominated in Euros in an aggregate principal amount of €630 million. The amendment effectively reduced interests rates by 100 basis points across both the U.S. Dollar and Euro tranches from a combination of reduced spread and reduced EURIBOR floor from 1.00% to 0.75% on the new Euro denominated term loans. The reduced interest rates are expected to generate incremental annual cash savings of approximately $14.0 million, based on foreign exchange rates in effect as of the close of this refinancing. See Note 10, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, under the heading "Subsequent Event."
On June 27, 2017, MacDermid Printing and DuPont settled all outstanding litigation between them, as well as MacDermid Printing's lawsuit against Cortron. In connection with this settlement, on July 14, 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and we recorded a net settlement gain of $10.6 million in "Other income (expense), net" in the Condensed Consolidated Statement of Operations during the second quarter. See Note 14, Contingencies, Environmental and Legal Matters, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
As previously disclosed in the Company's 2016 Annual Report, in connection with the implementation of internal controls, policies and procedures at Arysta, following the acquisition of that business in 2015, Platform discovered that certain payments made to third-party agents in connection with Arysta’s government tender business in West Africa might have been illegal or otherwise inappropriate. The Company conducted an investigation and voluntarily informed the SEC and the U.S. Department of Justice of this matter. After reviewing the matter, the SEC and the U.S. Department of Justice both advised that they had closed out the matter and declined to take any action.  The Company considers the matter closed.

Recent Accounting Pronouncements
A summary of recent accounting pronouncements in included in Note 2, Recent Accounting Pronouncements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations - Three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016.
The following table summarizes the results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	Organic	2017	2016	Reported	Constant Currency	Organic
Net sales	$904.3	$890.5	2%	—%	(1)%	$2,707.2	$2,635.9	3%	3%	2%
Cost of sales	533.2	515.4	3%	1%		1,557.8	1,524.1	2%	2%
Gross profit	371.1	375.1	(1)%	(2)%		1,149.4	1,111.8	3%	4%
Selling, technical, general and administrative	264.2	274.3	(4)%	(5)%		806.1	823.5	(2)%	(3)%
Research and development	23.4	20.9	12%	11%		70.1	61.3	14%	13%
Operating profit	83.5	79.9	5%	4%		273.2	227.0	20%	25%
Interest expense, net	(85.6)	(98.5)	(13)%			(260.0)	(289.7)	(10)%
Foreign exchange loss	(24.9)	(10.3)	142%			(97.4)	(56.5)	72%
Other (expense) income, net	(1.8)	115.2	nm			1.6	108.3	(99)%
Income tax expense	(37.5)	(20.4)	84%			(67.3)	(65.7)	2%
Net (loss) income	$(66.3)	$65.9	nm			$(149.9)	$(76.6)	96%

(nm)	Calculation not meaningful.
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
The impact of foreign currency is calculated by converting our current-period local currency financial results into U.S. Dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the impact of foreign currency. The foreign exchange impacts on the quarter-to-date results were primarily the result of appreciation in the Euro and a decline in the Japanese Yen. Impacts on the year-to-date results were primarily the result of declines in the Euro, British Pound and Chinese Yuan, partially offset by appreciation in the Brazilian Real.
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
The following tables reconcile GAAP net sales growth and organic sales growth for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	6%	(1)%	(1)%	—%	4%
Agricultural Solutions	(3)%	(2)%	—%	—%	(5)%
Total	2%	(2)%	—%	—%	(1)%

	Nine Months Ended September 30, 2017
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	6%	1%	(2)%	—%	5%
Agricultural Solutions	—%	(1)%	—%	—%	(2)%
Total	3%	—%	(1)%	—%	2%
For the three and nine months ended September 30, 2017, metals pricing had a positive impact on Performance Solutions' and our consolidated results of $3.4 million and $25.3 million, respectively. For the nine months ended September 30, 2017, Performance Solutions' and our consolidated results benefited from acquisitions by $2.8 million.

Net Sales

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	Organic	2017	2016	Reported	Constant Currency	Organic
Performance Solutions	$480.6	$454.9	6%	4%	4%	$1,390.0	$1,312.9	6%	7%	5%
Agricultural Solutions	423.7	435.6	(3)%	(5)%	(5)%	1,317.2	1,323.0	—%	(2)%	(2)%
Total	$904.3	$890.5	2%	—%	(1)%	$2,707.2	$2,635.9	3%	3%	2%
Performance Solutions' net sales in the third quarter of 2017 increased by 6% (4% on a constant currency and organic basis). Organic sales growth was driven by strength in our Assembly and Industrial businesses. Our Assembly Solutions business contributed 3% of organic sales growth to the segment, reflecting significant gains in Asia driven by higher solder paste sales. Our Industrial Solutions business contributed 2% of organic sales growth to the segment, with all regions contributing to growth, but the most robust growth coming from Asia and Europe. Organic sales growth was partially offset by declines in our Graphics Solutions business, which remained hampered by reduced volumes, and contributed 1% organic sales growth decline to the segment.
On a year-to-date basis, Performance Solutions' 2017 net sales increased by 6% (7% at constant currency). Organic sales grew 5%, driven by our Assembly and Industrial businesses, as we continued to see strong sales growth among several product lines within these businesses. Our Assembly Solutions business contributed 3% of organic sales growth to the segment, while the Industrial Solutions business contributed 2%. Organic sales in our Electronics Solutions business also contributed 1% of growth to the segment, coming primarily from increased sales in the Asian smart phone and memory disk markets. Organic sales growth in these businesses was partially offset by softness in our Graphics Solutions business, which decreased organic segment sales growth by 1%.
Agricultural Solutions' net sales in the third quarter of 2017 decreased by 3% (5% on a constant currency and organic basis). The organic sales decrease was driven primarily by declines in our Latin America business, while slight declines in Europe and Africa were mostly offset by growth in North America. The declines in Latin America contributed 4% to the decrease in organic segment sales growth, which was primarily the result of drought conditions, particularly in Brazil, that delayed seasonal purchases of various products. In addition, drought conditions in southern Europe reduced demand for fungicides in that market and sales declines in eastern Europe decreased organic segment sales by 2%. Organic sales growth declines were partially offset by new product introductions across geographies and net growth in North America, primarily driven by higher demand for miticides and row crop products.
On a year-to-date basis, Agricultural Solutions' 2017 net sales were relatively flat (2% decrease on a constant currency and organic basis). The organic sales decrease was driven primarily by declines in Latin America resulting from the drought conditions discussed above and pricing pressures earlier in the year. As a result, Latin America negatively impacted segment sales by approximately 2%. The change in our selling strategy in West Africa had a negative impact of 1% on the segment's growth, with the impact primarily realized during the first half of 2017. Weakness in the United States during the earlier part of the year, particularly in row crop products, was partially offset by the third quarter growth discussed above and growth in Canadian herbicides. These declines were partially offset by growth in our European businesses and South Africa, which contributed approximately 1% to segment growth.

Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Gross profit
Performance Solutions	$208.1	$203.1	2%	1%	$601.6	$576.2	4%	5%
Agricultural Solutions	163.0	172.0	(5)%	(7)%	547.8	535.6	2%	2%
Total	$371.1	$375.1	(1)%	(2)%	$1,149.4	$1,111.8	3%	4%

Gross margin
Performance Solutions	43.3%	44.6%	(135) bps	(125) bps	43.3%	43.9%	(61) bps	(56) bps
Agricultural Solutions	38.5%	39.5%	(102) bps	(70) bps	41.6%	40.5%	111 bps	147 bps
Total	41.0%	42.1%	(108) bps	(87) bps	42.5%	42.2%	28 bps	48 bps
Performance Solutions' gross profit in the third quarter of 2017 increased by 2% (1% at constant currency). The constant currency increase in gross profit was primarily driven by higher net sales volumes in our Assembly and Industrial businesses, partially offset by higher raw materials pricing in our Graphics business. Gross margin erosion was primarily driven by declines in our Graphics business, higher raw material costs, some of which were passed onto customers, and stronger growth in our Assembly business, which has a lower margin than other businesses in the segment.
On a year-to-date basis, Performance Solutions' 2017 gross profit increased by 4% (5% at constant currency). The constant currency increase in gross profit was primarily driven by strong revenue performance in our Assembly and Industrial businesses and $11.7 million in inventory step-up amortization in the prior year which did not recur in 2017. These impacts were partially offset by the margin declines due to our Graphics and Assembly businesses, as noted above, on a year-to-date basis.
Agricultural Solutions' gross profit in the third quarter of 2017 decreased by 5% (7% at constant currency). The constant currency decrease was largely a result of volume declines and pricing pressures in Latin America. The decrease was partially offset by sales growth, particularly in Asia and North America, improved product mix, new higher-margin product introductions, and cost efficiencies.
On a year-to-date basis, Agricultural Solutions' 2017 gross profit increased by 2% on a reported and constant currency basis. The constant currency increase in gross profit was primarily related to product mix improvements, a change in our selling strategy of certain lower-margin businesses in West Africa, new higher-margin product introductions, and cost savings associated with sourcing raw materials.

Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
STG&A
Performance Solutions	$122.6	$120.9	1%	—%	$365.1	$372.5	(2)%	(1)%
Agricultural Solutions	118.7	135.0	(12)%	(14)%	378.7	370.8	2%	—%
Corporate	22.9	18.4	24%	24%	62.3	80.2	(22)%	(22)%
Total	$264.2	$274.3	(4)%	(5)%	$806.1	$823.5	(2)%	(3)%

STG&A as a % of net sales
Performance Solutions	25.5%	26.6%	(107) bps	(108) bps	26.3%	28.4%	(210) bps	(214) bps
Agricultural Solutions	28.0%	31.0%	(297) bps	(285) bps	28.8%	28.0%	72 bps	42 bps
Total	29.2%	30.8%	(158) bps	(149) bps	29.8%	31.2%	(146) bps	(164) bps
Performance Solutions' STG&A in the third quarter of 2017 increased by 1%, but remained relatively unchanged on a constant currency basis, as operating cost inflation was essentially offset by lower bad debt expense.
On a year-to-date basis, Performance Solutions' STG&A decreased by 2% (1% at constant currency). The constant currency decrease was primarily due to realized synergies and lower bad debt expense, partially offset by operating cost inflation.
Agricultural Solutions' STG&A in the third quarter of 2017 decreased by 12% (14% at constant currency). The constant currency decrease was primarily due to lower incentive compensation expense, cost reduction initiatives in Europe and Latin America, and lower bad debt expense, primarily in Latin America.
On a year-to-date basis, Agricultural Solutions' STG&A increased by 2%, but remained relatively unchanged on a constant currency basis, as higher costs associated with non-recourse factoring programs, costs associated with the termination of a supply agreement related to the CAS Acquisition, and costs associated with expansion of certain subsidiaries in Europe were offset by the quarterly reductions mentioned above.
Corporate STG&A in the third quarter of 2017 increased by 24% on a reported and constant currency basis. The increase was primarily due to higher professional fees associated with the Proposed Separation of our Agricultural Solutions business.
On a year-to-date basis, Corporate STG&A decreased by 22% on a reported and constant currency basis. The decrease was primarily due to lower acquisition and integration costs associated with previous Acquisitions, and legal expenses which did not recur in 2017, partially offset by higher professional fees associated with the Proposed Separation of our Agricultural Solutions business.

Research and Development Expense (R&D)

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
R&D
Performance Solutions	$11.3	$10.6	7%	7%	$33.9	$34.1	(1)%	—%
Agricultural Solutions	12.1	10.3	17%	14%	36.2	27.2	33%	29%
Total	$23.4	$20.9	12%	11%	$70.1	$61.3	14%	13%

R&D as a % of net sales
Performance Solutions	2.4%	2.3%	2 bps	5 bps	2.4%	2.6%	(16) bps	(17) bps
Agricultural Solutions	2.9%	2.4%	50 bps	48 bps	2.7%	2.1%	69 bps	63 bps
Total	2.6%	2.3%	24 bps	25 bps	2.6%	2.3%	26 bps	23 bps
Performance Solutions' R&D in the third quarter of 2017 increased by 7% on a reported and constant currency basis due to timing of various projects. Year-to-date Performance Solutions' R&D decreased by 1%, but remained relatively unchanged on a constant currency basis.
Agricultural Solutions' R&D in the third quarter of 2017 increased by 17% (14% at constant currency) and 33% (29% at constant currency) on a year-to-date basis, driven primarily by investments in new development projects aimed at enhancing our product portfolio in targeted areas of focus.
Operating Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Operating profit
Performance Solutions	$74.2	$71.6	4%	3%	$202.6	$169.6	19%	21%
Agricultural Solutions	32.2	26.7	20%	21%	132.9	137.6	(3)%	2%
Corporate	(22.9)	(18.4)	24%	24%	(62.3)	(80.2)	(22)%	(22)%
Total	$83.5	$79.9	5%	4%	$273.2	$227.0	20%	25%

Operating margin
Performance Solutions	15.4%	15.7%	(30) bps	(22) bps	14.6%	12.9%	166 bps	174 bps
Agricultural Solutions	7.6%	6.1%	146 bps	166 bps	10.1%	10.4%	(31) bps	41 bps
Total	9.2%	9.0%	26 bps	38 bps	10.1%	8.6%	148 bps	189 bps
Performance Solutions' operating profit in the third quarter of 2017 increased by 4% (3% at constant currency), representing an operating margin of 15.4%. The increase in constant currency was driven by increased sales levels in our Assembly and Industrial businesses, as well as approximately $4.1 million of synergies realized in the third quarter of 2017. This was somewhat offset by declines our Graphics Solutions business.
On a year-to-date basis, Performance Solutions' operating profit increased by 19% (21% at constant currency), representing an operating margin of 14.6%. The increase in constant currency was driven by top line growth in our Assembly, Industrial, and Electronics businesses and approximately $16.2 million of cost savings from integration activities. Our Graphics Solutions business has experienced continued softness on a year-to-date basis.

Agricultural Solutions' operating profit in the third quarter of 2017 increased by 20% (21% at constant currency), representing an operating margin of 7.6%. The increase in constant currency operating profit was driven by cost reductions associated with our continuous cost improvement plan and integration synergies in Africa, Europe, and Latin America, as well as a reduction in incentive compensation expense and lower bad debt expense, primarily in Latin America. These factors were partially offset by declines in gross profit, especially in Latin America.
On a year-to-date basis, Agricultural Solutions' operating profit decreased by 3% (increased by 2% at constant currency) to an operating margin of 10.1%. The increase in constant currency operating profit was driven by increased gross profit driven primarily by product mix, new higher-margin product introductions, and cost savings associated with alternative sourcing of raw materials. These factors were partially offset by higher STG&A costs primarily due to non-recourse factoring programs, and expenses related to our notice of termination of a long-term supply agreement related to the CAS Acquisition, as well as other general operating cost increases, offset, in part, by lower incentive compensation expense, and cost reduction initiatives in Europe and Latin America.
Total Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2017	2016	2017	2016
Interest expense, net	$(85.6)	$(98.5)	$(260.0)	$(289.7)
Foreign exchange loss	(24.9)	(10.3)	(97.4)	(56.5)
Other (expense) income, net	(1.8)	115.2	1.6	108.3
Total other (expense) income	$(112.3)	$6.4	$(355.8)	$(237.9)
Interest Expense, Net
For the three months ended September 30, 2017 and 2016, net interest expense totaled $85.6 million and $98.5 million, respectively, representing a decrease of $12.9 million. For the nine months ended September 30, 2017 and 2016, net interest expense totaled $260 million and $290 million, respectively, representing a decrease of $29.7 million. The decrease in quarter and year-to-date net interest expense is primarily due to the repricing of our term debt during the fourth quarter of 2016 and the second quarter of 2017 which decreased the weighted average effective interest rate on our term loans from approximately 6.5%. at September 30, 2016 to 5.0% at September 30, 2017.
Foreign Exchange Loss
For the three months ended September 30, 2017 and 2016, foreign exchange loss totaled $24.9 million and $10.3 million, respectively, representing an increase of $14.6 million. For the nine months ended September 30, 2017 and 2016, foreign exchange loss totaled $97.4 million and $56.5 million, respectively, representing an increase of $40.9 million. The increase in foreign exchange losses in both periods is primarily due to the remeasurement of foreign denominated debt and intercompany balances to U.S. Dollar.
Other (Expense) Income, Net
For the three months ended September 30, 2017 and 2016, net other (expense) income totaled $(1.8) million and $115 million, respectively, representing a net decrease in other income of $117 million. For the nine months ended September 30, 2017 and 2016, net other income totaled $1.6 million and $108 million, respectively, representing a decrease in other income of $107 million. The quarter and year-to-date decreases are primarily related to prior-year gains of $109 million associated with the settlement of the Series B Convertible Preferred Stock and $3.5 million associated with the sale of our 15% equity interest in Certis Europe B.V.

Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2017	2016	2017	2016
Income tax expense	$(37.5)	$(20.4)	$(67.3)	$(65.7)
For the three months ended September 30, 2017, income tax expense totaled $37.5 million, compared to an income tax expense of $20.4 million for the three months ended September 30, 2016. The difference between the U.S. statutory rate and effective tax rate for the three months ended September 30, 2017 and 2016 was driven primarily by the recognition of a valuation allowance of $34.9 million and $21.9 million, respectively, on net operating losses that may not be recoverable for U.S. and foreign companies. In addition, for the three months ended September 30, 2016, the company recognized a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition and a $15.3 million benefit related to the recognition of tax deductible goodwill and a $14.7 million charge related to tax on foreign operations.
For the nine months ended September 30, 2017 income tax expense totaled $67.3 million, compared to an income tax expense of $65.7 million, for the nine months ended September 30, 2016. The difference between the U.S. statutory rate and effective tax rate for the nine months ended September 30, 2017 and 2016 was driven primarily by the recognition of a valuation allowance of $65.9 million and $103 million, respectively, on net operating losses that may not be recoverable for U.S. and foreign companies. In addition, for the nine months ended September 30, 2016, the company recognized a $38.2 million benefit for a nontaxable purchase price adjustment related to the Arysta Acquisition and a $15.3 million benefit related to the recognition of tax deductible goodwill, offset by a $10.0 million charge related to tax on foreign operations.
Other Comprehensive (Loss) Income
Other comprehensive income for the three months ended September 30, 2017 totaled $129 million, as compared to $0.6 million of income in the prior year. The change was driven primarily by foreign currency translation gains associated with the Brazilian Real, Euro and Chinese Yuan, partially offset by losses primarily associated with the British Pound.
Other comprehensive income for the nine months ended September 30, 2017 totaled $270 million, as compared to $435 million of income in the prior year. The change was driven primarily by foreign currency translation losses associated with the Brazilian Real, British Pound and Japanese Yen, partially offset by gains primarily associated with the Euro and Chinese Yuan.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Our Business", and Note 17, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Adjusted EBITDA
We utilize adjusted EBITDA as one of the measures to evaluate the performance of our operating segments. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, as further adjusted for additional items included in earnings that are not representative or indicative of each segment's ongoing business. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees. See Note 17, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, for a reconciliation of adjusted EBITDA to net income.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(amounts in millions)	2017	2016	Reported	Constant Currency	2017	2016	Reported	Constant Currency
Adjusted EBITDA:
Performance Solutions	$115.5	$109.9	5%	4%	$320.5	$290.7	10%	12%
Agricultural Solutions	81.1	80.2	1%	(3)%	274.4	260.7	5%	6%
Consolidated adjusted EBITDA	$196.6	$190.1	3%	1%	$594.9	$551.4	8%	9%
Performance Solutions' adjusted EBITDA in the third quarter of 2017 increased 5% (4% at constant currency). The constant currency increase was primarily driven by top line performance of our Assembly and Industrial Solutions businesses, coupled with synergies realized in the quarter from integration initiatives. Net sales growth in our Assembly and Industrial Solutions businesses across regions overcame declines in our Graphics Solutions businesses.
On a year-to-date basis, Performance Solutions' 2017 adjusted EBITDA increased 10% (12% at constant currency). The constant currency increase was primarily driven by growth of our Assembly and Industrial Solutions businesses, along with contributions from our Electronics Solutions business. Incremental gross profit on higher sales activity and cost savings from integration synergies were partially offset by declines in our Graphics Solutions business. Our Offshore Solutions business remained in line with prior year.
Agricultural Solutions' adjusted EBITDA in the third quarter of 2017 increased 1% (decreased 3% at constant currency). The constant currency decrease was primarily driven by the impact of volume declines in Latin America. These effects were partially offset by cost savings from our continuous cost improvement plan, integration synergies, improved product mix, as well as a reduction in consulting, legal, and incentive compensation expense.
On a year-to-date basis, Agricultural Solutions' 2017 adjusted EBITDA increased 5% (6% at constant currency). The constant currency increase was primarily driven by an increase from market expansion in Europe, new product launches, volume growth in higher-margin products as a result of the implementation of our H3 Priority Segments initiative, and lower incentive compensation expense. These increases were partially offset by a change in our selling strategy of certain lower-margin businesses in West Africa, and investments made in STG&A, as noted above.
Liquidity and Capital Resources
At September 30, 2017, our indebtedness totaled $5.42 billion, primarily as a result of our past Acquisition activity, with expected interest payments in the range of $300 million per year over the next two years. Our first significant principal debt payments, totaling $1.41 billion, are due in 2020 and represent principal payments at maturity associated with a portion of our outstanding term loans under our Amended and Restated Credit Agreement.  We anticipate sufficient cash from operations to fund interest, working capital, and other capital expenditures for the foreseeable future. We also have access to a $500 million line of credit under our Revolving Credit Facility with current availability of $456 million, net of letters of credit, as well as availability under various lines of credit and overdraft facilities of $117 million. However, working capital shortfalls and future acquisitions may require further utilization of our Revolving Credit Facility as well as proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under favorable terms.
Our primary sources of liquidity during the nine months ended September 30, 2017 were periodic borrowings under our Revolving Credit Facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures, and debt service obligations. We believe that our cash and cash equivalents, and cash generated from operations, supplemented by our availability under our Revolving Credit Facility and various lines of credit to normalize seasonality, will be sufficient to meet our working capital needs, capital expenditures, and other business requirements for at least the next twelve months. At September 30, 2017, we had $391 million in cash and cash equivalents in addition to availability under our Revolving Credit Facility and various lines of credit and overdraft facilities of $573 million.

We generate approximately 80% of our net sales from non-U.S. operations, and, as a result, a substantial portion of our cash is held by our foreign subsidiaries. We expect to manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so. We continually review our domestic and foreign cash profile, expected future cash generation, and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all, or a portion, of the funds require repatriation, we may be required to accrue additional U.S. or foreign taxes. Of our $391 million of cash and cash equivalents at September 30, 2017, $374 million was held by our foreign subsidiaries.
In April 2017 and October 2017, we refinanced approximately $3.35 billion of our term loans under the Amended and Restated Credit Agreement, which reduced our expected annualized cash interest expense by approximately $34.0 million in the aggregate, based on foreign exchange rates in effect as of the close of these refinancings. See Note 10, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
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
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
(amounts in millions)	2017	2016
Cash and cash equivalents, beginning of the period	$422.6	$432.2
Cash provided by (used in) operating activities	83.5	(24.0)
Cash used in investing activities	(73.3)	(37.5)
Cash (used in) provided by financing activities	(69.3)	337.4
Exchange rate impact on cash and cash equivalents	27.4	6.0
Cash and cash equivalents, end of the period	$390.9	$714.1

Key operating metrics
Days sales outstanding (DSO) (a)
Performance Solutions segment	79	75
Agricultural Solutions segment	155	161
Consolidated Platform Specialty Products	116	119

Days in Inventory (DII) (b)
Performance Solutions segment	70	67
Agricultural Solutions segment	134	134
Consolidated Platform Specialty Products	101	101

(a)	Calculated as the product of our total net accounts receivable balance and 360 divided by our annualized sales.

(b)	Calculated as the product of our total net inventory balance and 360 divided by our annualized cost of sales, excluding intercompany sales.

Operating Activities
During the nine months ended September 30, 2017, cash provided by operating activities totaled $83.5 million, compared to $24.0 million of cash used in operating activity during the nine months ended September 30, 2016. This favorable $108 million increase of cash provided by operating activities was almost entirely driven by higher cash operating profits (net loss adjusted for non-cash items). Changes in assets and liabilities were essentially flat, as favorable cash flows from collections from our customers, including the impact of increased factoring activity, and the timing of payments to suppliers were offset by increased inventory purchases primarily in our Agricultural Solutions segment, and increased cash taxes paid. Operating cash flow results also include the benefit of proceeds received during the current quarter from a legal settlement with DuPont.
Investing Activities
Cash flows used in investing activities totaled $73.3 million during the nine months ended September 30, 2017, as compared to $37.5 million used during the nine months ended September 30, 2016. The increase was driven primarily by capital expenditures related to our Performance Solutions' facility integration initiatives and Agricultural Solutions' investments in product registration rights, which, combined, increased by $12.0 million over the prior year. In addition, higher restricted cash balances, included in "Other, net," increased cash flows used in investing activities by $15.9 million in 2017 as compared to 2016. The increase also included proceeds of $8.0 million related to the sale of our 15% equity interest in Certis Europe B.V. recorded in 2016, which was recorded in "Other, net."
Financing Activities
Cash flows used in financing activities totaled $69.3 million during the nine months ended September 30, 2017, as compared to $337 million of cash flows provided by financing activity during the nine months ended September 30, 2016. This unfavorable $407 million movement was primarily driven by a public offering of common stock in the third quarter 2016 which generated net proceeds of $392 million. In addition, changes in borrowings under our Revolving Credit Facility of $49.2 million were offset in part by $43.6 million of changes in on-balance sheet factoring arrangements.
Financial Borrowings
Credit Facilities
At September 30, 2017, we had $5.42 billion of indebtedness, which primarily included:

•	$1.98 billion of Senior Notes;

•	$3.36 billion of term debt arrangements outstanding under our First Lien Credit Facility; and

•	$57.4 million of borrowings under local and revolving lines of credit.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $573 million at September 30, 2017 (including $18.8 million of stand-by letters of credit which reduced the borrowings available under our Revolving Credit Facility).
Covenants
Our Credit Facilities contain various affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions.  Our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters, subject to a right to cure. In addition, our Amended and Restated Credit Agreement requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.

Lastly, our Senior Notes are governed by indentures which also provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions.
Contractual Obligations and Commitments
The contractual obligations and commitments disclosures have not changed materially from those disclosed in our 2016 Annual Report. For a discussion of our contractual obligations and commitments, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our 2016 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2016 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our 2016 Annual Report.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting previously identified by our management and described more fully under Item 9A of our 2016 Annual Report.
The material weaknesses in our internal control relating to insufficient complement of personnel with an appropriate level of accounting knowledge, experience and training commensurate with our financial reporting requirements, as further described in our 2016 Annual Report, continued to exist as of the end of the period covered by this Quarterly Report. These material weaknesses resulted to date in the restatement of the unaudited interim financial statements previously issued in our quarterly report on Form 10-Q for the period ended March 31, 2015, as described in the 2016 Q1 Form 10-Q, and for the period ended September 30, 2015, as described in our 2015 Annual Report.

Our management continues to be actively engaged in implementing the remediation initiatives described in our 2016 Annual Report which are designed to address these material weaknesses. To date, our ongoing remediation efforts include the implementation of the following previously stated initiatives:

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
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a “potential responsible party” (PRP) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 14, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
From time to time, in the ordinary course of business, the Company contests tax assessments received by its subsidiaries in various jurisdictions. For a discussion of certain tax matters relating to Arysta in Brazil, see Note 14, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, "Risk Factors," of our 2016 Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2016 Annual Report. The risk factors below should be read in conjunction with the risk factors and other information disclosed in our 2016 Annual Report.
Risk Related to the Proposed Separation of Agricultural Solutions
The Proposed Separation of our Agricultural Solutions business is subject to various risks and uncertainties, may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time of our management and expense, which could disrupt or adversely affect our business.
On August 24, 2017, we announced our intention to separate our Agricultural Solutions business into an independent company. The Proposed Separation is expected to be completed in 2018. However, we could be delayed or prevented from completing the Proposed Separation, or be forced to complete it on terms or conditions that are less favorable and/or different than expected, for a variety of reasons, including but not limited to:

•	financial market conditions and volatility;

•	inability or delays in obtaining any legal or regulatory approvals;

•	the timing of required SEC filings;

•	challenges in establishing infrastructure or processes; and

•	the possibility of more attractive strategic options arising in the future.
Whether or not we complete the Proposed Separation, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Proposed Separation, including the following:

•
execution of the Proposed Separation will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us;

•	our employees may also be distracted due to uncertainty about their future roles with each of the separated companies pending the completion of the Proposed Separation;

•	some of our suppliers or customers may delay or defer decisions or may end their relationships with us or our Agricultural Solutions business;

•
we expect to incur incremental costs and expenses relating to the Proposed Separation, such as legal, accounting, tax and other professional fees, whether or not the Proposed Separation is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the Proposed Separation or fail to complete it on a timely basis.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or trading price.
Failure to maintain our credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
Our credit risk is evaluated by the major independent rating agencies. As we are designing and implementing the structure and related financings of the Proposed Separation, there can be no assurance that we will be able to maintain our current credit ratings as a result of our meetings with rating agencies presenting any related transactions that we may decide to complete in anticipation of the Proposed Separation. Any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may impact our reputation, and adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
We may be unable to achieve some or all of the benefits that we expect to achieve from the Proposed Separation.
The Proposed Separation may not provide the results on the scope or on the scale we anticipate, and we may not realize all, or any, of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the Proposed Separation, including costs of operating as independent companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, our business, financial condition, results of operations, cash flows and trading price may be adversely impacted.
If the Proposed Separation is completed, the trading price of our shares of common stock may decline or experience greater volatility.
If the Proposed Separation is completed, the trading price of our shares of common stock immediately following the Proposed Separation may decline or experience greater volatility as our business profile may no longer match some of our stockholders’ investment strategies, which could cause these investors to sell their shares of Platform’s common stock and/or to not invest in the Agricultural Solutions business as a separate public company. Selling pressure could cause the market price of Platform’s common stock and the common stock of Agricultural Solutions as a newly-formed public company to decrease following the completion of the Proposed Separation. In addition, following the Proposed Separation, our shares of common stock and those of the Agricultural Solutions business may collectively trade at a value less than our shares of common stock might have traded had the Proposed Separation not occurred as a result of the future performance of either us or the Agricultural Solutions business as separate, independent companies.

The tax treatment of the Proposed Separation remains uncertain.
The tax treatment of the Proposed Separation will depend on several factors, including the settlement of inter-company balances, restructuring of outstanding debt, and the value of the Agricultural Solutions business at the time of the Proposed Separation for U.S. federal income tax and financial statement purposes.  Preliminary tax analysis indicates that it is likely that the Proposed Separation will be a taxable event that may result in tax liabilities. However, pending resolution of these factors, conclusion on the tax treatment of the Proposed Separation remains uncertain.
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
10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.2
Amendment No. 8, dated October 3, 2017, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2017, and incorporated herein by reference)

10.3
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.4†
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 2, 2017.

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
10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.2
Amendment No. 8, dated October 3, 2017, among, inter alios, Platform, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on October 3, 2017, and incorporated herein by reference)

10.3
Amended and Restated Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.4†
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