Form 10-Q
period 2018-03-31
Platform Specialty Products Corp
filed 2018-05-03
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	April 27, 2018
Common Stock, par value $0.01 per share	288,125,974 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
AIs	Active ingredients.
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

Arysta	Arysta LifeScience Limited, a formerly Irish private limited company.
Arysta Acquisition	Acquisition of a 100% interest in Arysta, completed on February 13, 2015.
Arysta Seller	Nalozo, L.P., an affiliate of Nalozo S.à.r.l., a Luxembourg limited liability company and the original seller in the Arysta Acquisition.
ASU	Accounting Standards Update.
Board	Platform’s board of directors.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
DuPont	E.I. du Pont de Nemours and Company, now known as DowDuPont Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
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

MacDermid Printing	MacDermid Printing Solutions LLC, now known as MacDermid Graphics Solutions LLC.
NYSE	New York Stock Exchange.
PDH Common Stock	Shares of common stock of Platform Delaware Holdings, Inc., a subsidiary of Platform.
Proposed Separation	Platform's proposed separation of its Agricultural Solutions and Performance Solutions businesses, expected to be completed in 2018.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2018.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings, LLC immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving credit facility (in U.S. Dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Senior Notes	Platform's 5.875% USD Notes due 2025, 6.00% EUR Notes due 2023 and 6.50% USD Notes due 2022, collectively.
Series A Preferred Stock
2,000,000 shares of Platform’s Series A convertible preferred stock held by the Founder Entities and convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

-i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to the Arysta Seller in connection with the Arysta Acquisition on February 13, 2015. At December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.

TJCA	Tax Cuts and Jobs Act of 2017
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

2017 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018.
5.875% USD Notes Indenture	The indenture, dated as of November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Platform's 5.875% senior notes due 2023, denominated in U.S. dollars, issued in the 2017 Notes Offering.
6.00% EUR Senior Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in Euros issued in the February 2015 Notes Offering.
6.50% USD Senior Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. Dollars issued in the February 2015 Notes Offering.

-ii

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," "predict," "believe," "seek," "continue," "outlook," "may," "might," "should," "can have," "likely," "potential," "target," and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the Proposed Separation and its anticipated benefits, costs related to the Proposed Separation, the impact of new accounting standards and accounting changes, the impact of the TCJA, our dividend policy, the effects of global economic conditions on our business and financial condition, our hedging activities, results of legal matters, filling of the anticipated vacancy on the Board, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, our capital expenditures, our debt, off-balance sheet arrangements and contractual obligations, general views about future operating results, our risk management program, our business and management strategies, future prospects, and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements are not guarantees of future performance, actions or events, and are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying beliefs and assumptions prove to be incorrect, actual results may differ materially from those contemplated by these statements. Forward-looking statements regarding the anticipated impact of the TCJA on the Company's businesses consist of provisional amounts, which are based on currently available information as well as management's current interpretations, assumptions and expectations relating to the TCJA, and are subject to change, possibly materially, as the Company completes its analysis. A discussion of such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
Non-GAAP Financial Measures
This Quarterly Report contains the following non-GAAP financial measures: Adjusted EBITDA, operating results on a constant currency basis and organic sales growth. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, performance measures calculated in accordance with GAAP. For definitions of these non-GAAP financial measures and additional information on why we present them, their respective limitations and reconciliations to the most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 16, Segment Information, to the unaudited interim Condensed Consolidated Financial Statements, both included in this Quarterly Report.

-iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$964.1	$861.8
Cost of sales	559.4	483.4
Gross profit	404.7	378.4
Operating expenses:
Selling, technical, general and administrative	277.0	257.4
Research and development	23.5	21.6
Total operating expenses	300.5	279.0
Operating profit	104.2	99.4
Other expense:
Interest expense, net	(78.2)	(89.4)
Foreign exchange gain (loss)	58.0	(12.6)
Other income (expense), net	19.0	(2.3)
Total other expense	(1.2)	(104.3)
Income (loss) before income taxes and non-controlling interests	103.0	(4.9)
Income tax expense	(65.0)	(18.7)
Net income (loss)	38.0	(23.6)
Net income attributable to the non-controlling interests	(0.7)	(0.8)
Net income (loss) attributable to common stockholders	$37.3	$(24.4)
Earnings (loss) per share
Basic	$0.13	$(0.09)
Diluted	$0.13	$(0.09)
Weighted average common shares outstanding
Basic	287.9	284.5
Diluted	293.8	284.5

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$38.0	$(23.6)

Other comprehensive income (loss)
Foreign currency translation adjustments	59.2	180.6
Pension and post-retirement plans:
Other comprehensive loss net of tax benefit of $0.0 for the three months ended March 31, 2017	—	(0.3)
Unrealized loss on available for sale securities:
Other comprehensive loss net of tax of $0.0 for the three months ended March 31, 2017		(0.4)
Derivative financial instruments revaluation:
Other comprehensive loss before reclassifications, net of tax expense of $2.2 and $0.0 for the three months ended March 31, 2018 and 2017, respectively	(2.7)	(1.4)
Reclassifications, net of tax expense of $0.0 for the three months ended March 31, 2018 and 2017	8.8	3.0
Total unrealized gain arising on qualified hedging derivatives	6.1	1.6
Other comprehensive income	65.3	181.5

Comprehensive income	103.3	157.9
Comprehensive income attributable to the non-controlling interests	(2.2)	(6.2)
Comprehensive income attributable to common stockholders	$101.1	$151.7

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$412.6	$477.8
Accounts receivable, net	1,289.4	1,156.0
Inventories	611.6	490.4
Prepaid expenses	48.4	42.8
Other current assets	190.1	173.6
Total current assets	2,552.1	2,340.6
Property, plant and equipment, net	451.0	452.3
Goodwill	4,276.4	4,201.2
Intangible assets, net	3,126.6	3,137.3
Other assets	141.1	121.0
Total assets	$10,547.2	$10,252.4
Liabilities and Stockholders' Equity
Accounts payable	$498.1	$461.8
Current installments of long-term debt and revolving credit facilities	116.3	38.9
Accrued expenses and other current liabilities	620.9	591.1
Total current liabilities	1,235.3	1,091.8
Debt and capital lease obligations	5,495.2	5,440.6
Pension and post-retirement benefits	70.1	69.0
Deferred income taxes	569.3	579.6
Contingent consideration	79.7	79.2
Other liabilities	130.6	132.2
Total liabilities	7,580.2	7,392.4
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2018: 288.1 shares issued; 2017: 287.4 shares issued)	2.9	2.9
Additional paid-in capital	4,043.6	4,032.0
Treasury stock (2018 and 2017: 0.0 shares)	(0.1)	(0.1)
Accumulated deficit	(833.7)	(871.0)
Accumulated other comprehensive loss	(356.9)	(420.7)
Total stockholders' equity	2,855.8	2,743.1
Non-controlling interests	111.2	116.9
Total equity	2,967.0	2,860.0
Total liabilities and stockholders' equity	$10,547.2	$10,252.4

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$38.0	$(23.6)
Reconciliation of net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	91.7	85.9
Deferred income taxes	(22.3)	(14.2)
Foreign exchange (gain) loss	(67.5)	13.7
Other, net	(3.2)	12.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(133.9)	(120.1)
Inventories	(105.2)	(83.9)
Accounts payable	33.1	32.9
Accrued expenses	22.8	(15.9)
Other assets and liabilities	(14.6)	(7.0)
Net cash flows used in operating activities	(161.1)	(119.4)
Cash flows from investing activities:
Capital expenditures	(10.0)	(14.9)
Investment in registrations of products	(13.2)	(12.9)
Proceeds from beneficial interests on sold accounts receivable	10.0	0.1
Proceeds from the sale of equity investment	25.0	—
Other, net	(5.0)	2.4
Net cash flows provided by (used in) investing activities	6.8	(25.3)
Cash flows from financing activities:
Change in lines of credit, net	74.5	89.0
Repayments of borrowings	(0.2)	(9.0)
Other, net	(0.1)	(1.1)
Net cash flows provided by financing activities	74.2	78.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14.1	9.6
Net decrease in cash, cash equivalents and restricted cash	(66.0)	(56.2)
Cash, cash equivalents and restricted cash at beginning of period	483.9	423.5
Cash, cash equivalents and restricted cash at end of period	$417.9	$367.3

Non-cash Investing Activities
Beneficial interests obtained in exchange for sold accounts receivable	$14.4	$0.6

 See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	6,618	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net income	—	—	—	—	—	—	—	37.3	—	37.3	0.7	38.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	63.8	63.8	1.5	65.3
Exercise/ vesting of share based compensation	—	—	15,000	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	657,541	—	8.2	—	—	—	—	8.2	(8.2)	—
Issuance of common stock under ESPP	—	—	37,364	—	0.3	—	—	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	3.1	—	—	—	—	3.1	—	3.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2018	2,000,000	$—	288,115,844	$2.9	$4,043.6	6,618	$(0.1)	$(833.7)	$(356.9)	$2,855.8	$111.2	$2,967.0

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	—	$—	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(24.4)	—	(24.4)	0.8	(23.6)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	176.1	176.1	5.4	181.5
Exercise/ vesting of share based compensation	—	—	48,721	—	—	6,618	(0.1)	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	1,356,483	—	16.5	—	—	—	—	16.5	(16.5)	—
Issuance of common stock under ESPP	—	—	37,980	—	0.3	—	—	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	2.5	—	—	—	—	2.5	—	2.5
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Balance at March 31, 2017	2,000,000	$—	285,664,352	$2.8	$4,000.6	6,618	$(0.1)	$(597.9)	$(498.4)	$2,907.0	$142.9	$3,049.9

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION
Background
Platform Specialty Products Corporation was incorporated in Delaware in January 2014 and its shares of common stock, par value $0.01 per share, trade on the NYSE under the ticker symbol “PAH.”
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
Platform has leading positions in niche segments of high-growth markets. The Company continually seeks opportunities to grow and enhance its strategic position by pursuing inorganic initiatives, focusing on specialty chemical businesses or assets within existing or complementary end-markets, particularly those meeting its “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly-technical sales and customer service, and managing conservatively its capital investments. Platform regularly reviews acquisition opportunities and may acquire businesses that meet its acquisition criteria when it deems it to be financially prudent.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related information in this Quarterly Report include the accounts of Platform and all of its controlled subsidiaries, and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s 2017 Annual Report. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2017 Annual Report. The Company previously announced its intention to separate its Agricultural Solutions business into an independent company. The Agricultural Solutions business continues to be reported as part of the Company's continuing operations as the criteria for discontinued operations were not met at March 31, 2018.
The process of preparing the Company’s unaudited interim Condensed Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. These estimates and judgments are based on historical experience, future expectations and other factors as well as assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers (Topic 606) - In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," as a new FASB Accounting Standards Codification (ASC) Topic 606. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services in an amount that reflects the consideration

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

to which the entity expects to be entitled in exchange for those goods and services. The new guidance requires expanded disclosure of qualitative and quantitative information about the Company's revenues from contracts with customers.
The new guidance did not have a material impact on the Company's financial statements since the timing and pattern of revenue recognition predominantly continued to be recognized as the Company’s performance obligation to ship or deliver its products was completed and the transfer of control passes to the customer in accordance with the new standard. The Company adopted the new guidance effective January 1, 2018 using the modified retrospective method. See Note 3, Significant Accounting Policies, to the Company's unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for more information.
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU was issued to reduce diversity in practice with respect to how certain cash receipts and cash payments are classified and presented in the statement of cash flows. The Company adopted the new guidance effective January 1, 2018 and retrospectively reported its 2017 results for the following items:

•
Off-balance sheet arrangements, whereby the Company sells trade receivables to third parties without recourse and receives beneficial interests for a portion of these receivables, the proceeds of which were previously reported as “Operating Activities” in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2017, $0.6 million of beneficial interests from the sale of trade receivables were reclassified as non-cash activity, with cash receipts of approximately $0.1 million reclassified as cash inflows from "Investing Activities" in the applicable Condensed Consolidated Statements of Cash Flows.

•
For the three months ended March 31, 2017, cash payments for debt prepayments and debt extinguishment costs of $1.1 million were reclassified from "Operating Activities" to "Financing Activities" in the applicable Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements Not Yet Adopted
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases in their balance sheets, but to record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. As currently issued, the guidance is effective on a modified retrospective basis as of January 1, 2019. The Company is currently in the process of implementing or updating systems and processes in conjunction with the review of its lease agreements to support the required disclosures upon adoption.
Derivatives and Hedging (Topic 815) - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU improves the financial reporting of hedge relationships by updating hedging designation and measurement guidance. The update also simplifies the application of existing hedge accounting guidance related to assessing hedge effectiveness. The guidance is effective prospectively as of January 1, 2019, and is applied to contracts in existence at the date of adoption, with its effects required to be reflected as of January 1 of the year of adoption. The Company is evaluating the impact of this ASU.
3. SIGNIFICANT ACCOUNTING POLICIES
In connection with the Company's adoption of ASU No. 2014-09, "Revenue from Contracts with Customers," and ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," the Company has updated its significant accounting policies for revenue recognition and equity securities as noted below.
Revenue Recognition – The Company recognizes revenue either upon shipment or delivery of product depending on when it is reasonably assured that both title and the risks and rewards of ownership have been passed on to the customer, and the Company's performance obligations have been fulfilled and collectability is reasonably assured. Estimates for sales rebates, incentives and discounts, as well as sales returns and allowances, are accounted for as reductions of revenue when the earnings process is complete. Sales rebates, incentives and discounts are typically earned by customers based on annual sales volume targets, which vary by each segment. The Company records an estimate for these accruals based on contract terms and its historical experience with

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

similar programs. An estimate for future expected sales returns is recorded based on historical experience with product returns; however, changes to these estimates may be required if the historical data used in the calculation differs from actual experience. Differences between estimated expense and actual costs are normally immaterial and are recognized in earnings in the period such differences are determined. Variable consideration for volume discounts, rebates and returns are recorded as contract liabilities and settled with the customer in accordance with the provisions of the contract, typically when annual program requirements are achieved by the customer.
On a limited and discretionary basis, the Company allows certain distributors within its Agricultural Solutions segment extensions of credit on a portion of the sales to them during a purchasing cycle, which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
Remaining performance obligations relate to contracts with a duration of less than one year, in which the Company has the right to invoice the customer at the time the performance obligation is satisfied for the amount of revenue recognized at that time. Accordingly, the Company has elected the practical expedient available under ASC Topic 606 not to disclose remaining performance obligations under its contracts. The Company has also elected the practical expedient to expense incremental costs for obtaining contracts with terms of less than one year.
Certain contracts with customers provide distribution rights for certain AIs registered with local government authorities and owned by the Company. These contracts typically require the Company to provide the AI at stated prices to the customer over the contract term. Revenue related to the upfront license fees in these contracts is recognized over time, using a time elapsed input method since the license fees for the distributions rights is considered symbolic intellectual property. In these contracts, typically, the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs.
See Note 16, Segment Information, to the Company's unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for a disaggregation of the net sales for each reportable segment.
Equity Securities – Equity securities that have readily determinable fair values are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income." Equity securities which do not have readily determinable fair values are recorded at cost and are evaluated whenever events or changes in circumstances indicate that the carrying values of such investments may be impaired. Equity securities are included in the Condensed Consolidated Balance Sheets as "Other assets."
4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of "Cash and cash equivalents," as recorded in the Condensed Consolidated Balance Sheets, to "Cash, cash equivalents and restricted cash," as recorded in the Condensed Consolidated Statements of Cash Flows:

(amounts in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$412.6	$477.8
Restricted cash included in "Other current assets"	5.3	6.1
Cash, cash equivalents and restricted cash	$417.9	$483.9

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. ACCOUNTS RECEIVABLE

(amounts in millions)	March 31, 2018	December 31, 2017
Total accounts receivable, net	$1,315.8	$1,157.7
Non-current accounts receivable, net	(26.4)	(1.7)
Current accounts receivable, net	$1,289.4	$1,156.0
Total accounts receivable are net of an allowance for doubtful accounts of $47.6 million at March 31, 2018 and December 31, 2017. Accounts receivable classified as non-current at March 31, 2018 and December 31, 2017 were recorded in the Condensed Consolidated Balance Sheets as "Other assets."
6. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	March 31, 2018	December 31, 2017
Finished goods	$401.4	$328.9
Work in process	28.1	28.8
Raw materials and supplies	197.9	149.8
Total inventory, net	627.4	507.5
Non-current inventory, net	(15.8)	(17.1)
Current inventory, net	$611.6	$490.4
Inventory classified as non-current at March 31, 2018 and December 31, 2017 was recorded in the Condensed Consolidated Balance Sheets as "Other assets."
7. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	March 31, 2018	December 31, 2017
Land and leasehold improvements	$109.9	$108.8
Buildings and improvements	159.4	149.8
Machinery, equipment, fixtures and software	362.1	344.6
Construction in process	31.7	34.3
Total property, plant and equipment	663.1	637.5
Accumulated depreciation	(212.1)	(185.2)
Property, plant and equipment, net	$451.0	$452.3
For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $19.8 million and $17.3 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
Balance at December 31, 2017
Goodwill	$2,299.2	$2,108.6	$4,407.8
Accumulated impairment losses	(46.6)	(160.0)	(206.6)
	2,252.6	1,948.6	4,201.2
Foreign currency translation and other	45.5	29.7	75.2
Balance at March 31, 2018
Goodwill	2,344.7	2,138.3	4,483.0
Accumulated impairment losses	(46.6)	(160.0)	(206.6)
	$2,298.1	$1,978.3	$4,276.4
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consists solely of tradenames, was $391 million and $386 million at March 31, 2018 and December 31, 2017, respectively.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	March 31, 2018			December 31, 2017
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$1,327.5	$(289.9)	$1,037.6	$1,303.3	$(263.5)	$1,039.8
Developed technology (1)	2,295.0	(614.4)	1,680.6	2,250.7	(557.0)	1,693.7
Tradenames	31.0	(15.3)	15.7	30.3	(13.8)	16.5
Non-compete agreements	2.8	(1.4)	1.4	2.8	(1.3)	1.5
Total	$3,656.3	$(921.0)	$2,735.3	$3,587.1	$(835.6)	$2,751.5
(1) Includes in-process registration rights awaiting completion before amortization commences.
For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense on intangible assets of $71.9 million and $68.6 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9.  DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	Maturity Date	Interest Rate	March 31, 2018	December 31, 2017
USD Senior Notes (1)	2022	6.50%	$1,086.8	$1,086.1
EUR Senior Notes (1)	2023	6.00%	426.7	415.1
USD Senior Notes (1)	2025	5.875%	783.6	783.2
First Lien Credit Facility - USD Term Loans (2)	2020	> of 3.50% or LIBOR plus 2.50%	621.3	620.4
First Lien Credit Facility - USD Term Loans (2) (3)	2021	> of 4.00% or LIBOR plus 3.00%	1,122.1	1,121.2
First Lien Credit Facility - Euro Term Loans (2)	2020	> of 3.25% or EURIBOR plus 2.5%	713.7	694.3
First Lien Credit Facility - Euro Term Loans (2) (3)	2021	> of 3.50% or EURIBOR plus 2.75%	735.6	716.0
Borrowings under the Revolving Credit Facility		LIBOR plus 3.00%	52.0	—
Borrowings under lines of credit (4)			50.6	28.5
Other			19.1	14.7
Total debt and capital lease obligations			5,611.5	5,479.5
Less: current installments of long-term debt and revolving credit facilities			116.3	38.9
Total long-term debt and capital lease obligations			$5,495.2	$5,440.6

(1)
Net of unamortized premium, discounts, and debt issuance costs of $34.2 million and $35.5 million at March 31, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 6.53% at March 31, 2018 and December 31, 2017.

(2)
First Lien Credit Facility term loans net of unamortized discounts and debt issuance costs of $30.9 million and $33.3 million at March 31, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 4.58% and 4.53% at March 31, 2018 and December 31, 2017, respectively, including the effects of interest rate swaps. See Note 10, Financial Instruments, to the Company's unaudited interim Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

(4)	Weighted average interest rate of 3.91% and 3.51% at March 31, 2018 and December 31, 2017, respectively.
Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. Dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. At March 31, 2018, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $500 million, which consisted of (i) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in U.S. Dollars, and (ii) an aggregate principal amount of up to $250 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement.
On March 21, 2018, the Company entered into Amendment No. 9 to the Second Amended and Restated Credit Agreement, which extended the maturity date of a portion of the amount outstanding under the Revolving Credit Facility to June 7, 2020, subject to certain conditions. Prior to the effective date of Amendment No. 9, approximately $15.0 million of the Company's total borrowing capacity of $500 million was set to mature on June 7, 2018 with the remainder maturing on June 7, 2019. As a result of Amendment No. 9, the Company's total borrowing capacity will be $485 million from June 8, 2018 to June 7, 2019 and $410 million from June 8, 2019 to June 7, 2020.

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
The obligations incurred under the Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s domestic subsidiaries and, with respect to the obligations denominated in Euros, the Company and certain of its international subsidiaries. Substantially all of the Company’s domestic subsidiaries, and certain of its international subsidiaries, have also granted security interests in substantially all of their assets in connection with such guarantees, including, but not limited to, their equity interests and personal property.
Covenants, Events of Default and Provisions
The Amended and Restated Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. In particular, the Revolving Credit Facility imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced to 4.00 to 1.0, in each case subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
The Amended and Restated Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments, and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Amended and Restated Credit Agreement may be accelerated and the Company's lenders could foreclose on their security interests in the Company's assets, which may have a material adverse effect on the consolidated financial condition, results of operation or cash flows of the Company.
In addition, the Amended and Restated Credit Agreement contains a yield protection provision wherein the yield on any current indebtedness issued under the Amended and Restated Credit Agreement would be increased to within 50 basis points of the yield on any additional incremental term loan(s), in the event the incremental term loan(s) provided an initial yield, including original issuance discount, subject to the yield calculation provisions, as defined, is in excess of 50 basis points of the yield on existing term loan indebtedness.
At March 31, 2018, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $423 million, net of letters of credit, under the Revolving Credit Facility.

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
In addition, the 5.875% USD Notes Indenture provides that, in connection with the satisfaction of certain financial covenants and other conditions, all of the then direct and indirect subsidiaries constituting Platform's Agricultural Solutions business may be designated as unrestricted subsidiaries and, as applicable, released from their guarantees of the 5.875% USD Notes due 2025. Subsequent to such "Arysta Unrestricted Designation," a sale of Platform's Agricultural Solutions business through the sale of capital stock or assets may be considered a “Qualified Arysta Equity Offering.” In general, Platform may have the right to use an aggregate amount of net cash proceeds from a Qualified Arysta Equity Offering, not to exceed 50% of such net cash proceeds, for permitted restricted payments (including dividends and repurchases of capital stock) to the extent that an equal amount of net cash proceeds is used to permanently reduce debt in accordance with the 5.875% USD Notes Indenture. In addition, after or contemporaneously with the Arysta Unrestricted Designation, any dividend or distribution of common shares of unrestricted subsidiaries constituting all or part of Platform's Agricultural Solutions business in connection with any cashless spin-off transaction shall not be considered an Asset Sale.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2018 and December 31, 2017, the aggregate principal amount outstanding under such facilities totaled $103 million and $28.5 million, respectively. The Company also had letters of credit outstanding of $36.8 million and $29.5 million at March 31, 2018 and December 31, 2017, respectively, of which $24.8 million and $18.6 million at March 31, 2018 and December 31, 2017, respectively, reduced the borrowings available under the various facilities. At March 31, 2018 and December 31, 2017, the availability under these facilities was approximately $552 million and $606 million, respectively, net of outstanding letters of credit.
Accounts Receivable Factoring Arrangements
Off-balance sheet arrangements
The Agricultural Solutions segment has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the segment had capacity to sell approximately $241 million and $236 million of eligible trade receivables at March 31, 2018 and December 31, 2017, respectively. The segment had utilized approximately $161 million and $124 million of these arrangements at March 31, 2018 and December 31, 2017, respectively. The receivables under these arrangements are excluded from the Condensed Consolidated Balance Sheets and the initial proceeds are reported in the Condensed Consolidated Statements of Cash Flows as "Operating Activities." Beneficial interests obtained in exchange for sold accounts receivables (the deferred purchase price) at the end of each period are reported in the Condensed Consolidated Balance Sheets as “Other current assets” and the proceeds from these beneficial interests are reported in the Condensed Consolidated Statements of Cash Flows as "Cash flows from investing activities."  Costs associated with these programs are reported in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses.
On-balance sheet arrangements
The Agricultural Solutions segment has arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the segment had capacity to sell approximately $64.8 million and $71.1 million of eligible trade receivables at March 31, 2018 and December 31, 2017, respectively. The segment had utilized approximately $35.5 million and $34.6 million at March 31, 2018 and December 31, 2017, respectively. The proceeds from these arrangements are reported in the Condensed Consolidated Statements of Cash Flows as "Cash flows from financing activities." Costs associated with these programs are reported in the Condensed Consolidated Statements of Operations as "Interest expense, net."

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Precious Metals Contracts
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
10. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps and commodities futures contracts are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by any counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2018, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at March 31, 2018 and December 31, 2017 was approximately $692 million and $615 million, respectively, with settlement dates generally within one year.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $35.0 million and $31.8 million at March 31, 2018 and December 31, 2017, respectively. All contracts outstanding at March 31, 2018 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Certain subsidiaries of the Company have entered into supply agreements with a third-party that have been deemed to constitute financing agreements with an embedded derivative features whose fair values are determined by the change in the market values of the underlying metals between delivery and measurement dates.  Amounts associated with these supply agreements, primarily related to gold and palladium, which serve as the notional value of the embedded derivatives, have been recorded in the Condensed Consolidated Balance Sheets as "Inventories" and "Current installments of long-term debt and revolving credit facilities" and totaled $12.9 million and $9.7 million at March 31, 2018 and December 31, 2017, respectively. The fair value of these contracts has been bifurcated and recorded in the Condensed Consolidated Balance Sheets as "Other current assets" of $0.2 million at March 31, 2018 and "Accrued expenses and other current liabilities" of $0.4 million at December 31, 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2018 and 2017, the Company recorded the following realized and unrealized losses associated with derivative contracts not designated as hedging instruments:

		Three Months Ended March 31,
(amounts in millions)		2018	2017
Derivatives not designated as hedging instruments:	Location on Condensed Consolidated Statement of Operations:
Foreign exchange and metals contracts	Other income (expense), net	$(2.0)	$(1.4)
Interest Rates
The Company entered into interest rate swaps to effectively fix the floating base rate portion of its interest payments on approximately $1.13 billion of U.S. dollar denominated debt and €278 million of euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
Changes in the fair value of a derivative instrument that is designated as, and meets all the required criteria of a cash flow hedge, are recorded in "Other comprehensive income (loss)" and reclassified from "Accumulated other comprehensive loss" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net."
For the three months ended March 31, 2018, the Company's interest rate swaps were deemed highly effective utilizing the dollar-offset method of assessing hedge effectiveness. The ineffectiveness resulting from the repriced portion of the Company's euro-denominated debt in 2017 had an immaterial effect on its results of operations. The Company expects to reclassify $1.3 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations during the next twelve months.
Master Netting Arrangements
In the normal course of business, the Company enters into contracts with certain counterparties to purchase and sell foreign currency exchange forwards and metal futures that contain master netting arrangements, typically in the form of an International Swaps and Derivatives Association (ISDA) or similar agreements. Although the right to offset within these agreements exists under certain termination events, such as bankruptcy or default, it is the Company's accounting policy to present derivative assets and liabilities under such master netting arrangements on a gross basis in the Condensed Consolidated Balance Sheets.
The following table provides information on the Company's derivative positions at March 31, 2018 and December 31, 2017 subject to these master netting arrangements as if they were presented on a net basis, allowing for the right of offset by counterparty and cash collateral:

	March 31, 2018		December 31, 2017
(amounts in millions)	Asset	Liability	Asset	Liability
Gross amounts	$5.0	$6.8	$5.5	$6.2
Gross amount subject to offset in master netting arrangements that are not offset	(1.6)	(1.8)	(1.0)	(2.0)
Cash collateral paid	—	—	—	(0.4)
Net	$3.4	$5.0	$4.5	$3.8
Collateral paid to counterparties is recorded in the Condensed Consolidated Balance Sheets as "Other current assets."

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(amounts in millions)	Balance sheet location	Classification	March 31, 2018	December 31, 2017
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$6.4	$5.5
Available for sale equity securities	Other assets	Level 1	3.3	3.7
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	2.0	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	8.4	3.4
Available for sale equity securities	Other assets	Level 2	0.1	0.6
Total			$20.2	$13.2

Liability Category
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	$0.7	$2.8
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	7.1	7.3
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	0.7	0.8
Long-term contingent consideration	Contingent consideration	Level 3	79.7	79.2
Total			$88.2	$90.1
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
Long-term contingent consideration - The long-term contingent consideration represents a potential liability of up to $100 million tied to the achievement of certain common stock trading price performance metrics and Adjusted EBITDA targets over a seven-year period ending December 2020 in connection with the MacDermid Acquisition.

•
Common Stock - The common stock performance target, which represents an expected future payment value of $40.0 million, has been satisfied and is recorded at its present value utilizing a discount rate of approximately 2.38%. An increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.1 million.

•
Adjusted EBITDA - The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 10.00% and expected future payment value of $60.0 million calculated using a probability weighted Adjusted EBITDA assessment with higher probability associated with the Company achieving the maximum Adjusted EBITDA targets. An increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the estimated fair value measure of the metric by approximately $1.5 million.

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses. During the three months ended March 31, 2018, the only change to the long-term contingent consideration liability was to adjust the instrument to its estimated fair value.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no significant transfers between the fair value hierarchy levels for the three months ended March 31, 2018.
The carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations totaled $5.50 billion and $5.60 billion, respectively, at March 31, 2018, and $5.44 billion and $5.58 billion, respectively, at December 31, 2017. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt and capital lease obligations is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At March 31, 2018 and December 31, 2017, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of the Company's common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is $22.85 per share.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of 8,774,527 shares of PDH Common Stock. The PDH Common Stock is recorded in the Condensed Consolidated Balance Sheets as "Non-controlling interests" and will continue to be classified as such until it is fully converted into shares of the Company's common stock. Of the shares initially issued, 4,619,326 have been converted and a like number of shares of the Company's common stock have been issued through March 31, 2018. Non-controlling interest at March 31, 2018 and 2017, totaled 3.32% and 5.01%, respectively.
For the three months ended March 31, 2018 and 2017, approximately $1.2 million and $1.9 million, respectively, of net income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12.  EARNINGS (LOSS) PER SHARE
A computation of earnings (loss) per share and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
(amounts in millions, except per share amounts)	2018	2017
Net income (loss) attributable to common stockholders	$37.3	$(24.4)
Numerator adjustments for diluted EPS:
Remeasurement of contingent consideration	0.2	—
Numerator adjustments for diluted EPS:	0.2	—
Net income (loss) attributable to common stockholders for diluted EPS	$37.5	$(24.4)

Basic weighted average common shares outstanding	287.9	284.5
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of founder preferred stock	2.0	—
Number of shares contingently issuable for the contingent consideration	3.3	—
Number of stock options, RSUs and shares issued through employee stock purchase plan	0.6	—
Denominator adjustments for diluted EPS:	5.9	—
Dilutive weighted average common shares outstanding	293.8	284.5
Earnings (loss) per share attributable to common stockholders:
Basic	$0.13	$(0.09)
Diluted	$0.13	$(0.09)

Dividends per share paid to common stockholders	$—	$—
For the three months ended March 31, 2018 and 2017, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance:

	Three Months Ended March 31,
(amounts in thousands)	2018	2017
Shares issuable upon conversion of PDH Common Stock	4,317	7,504
Shares issuable upon conversion of Series A Preferred Stock	—	2,000
Shares issuable for the contingent consideration	5,427	6,141
Shares issuable upon vesting and exercise of stock options	—	49
Shares issuable upon vesting of RSUs	517	711
Shares issuable under the ESPP	—	6
Total	10,261	16,411
13. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations (AROs)
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company's ARO liability is included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," and totaled $17.9 million and $22.3 million at March 31, 2018 and December 31, 2017, respectively.
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites referred to above, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
The Company's environmental liability, which is included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $25.2 million and $28.3 million at March 31, 2018 and December 31, 2017, respectively, primarily driven by environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent plc, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
Legal Proceedings
From time to time, the Company is involved in various legal proceedings in the normal course of its business. The Company believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
In June 2009, a private lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third-party in the state of Pará, Brazil. In November 2011, the City of Ulianópolis also filed a claim in the District Court for the City of Ulianópolis, against Arysta Brazil and five other defendants on the same grounds. Arysta Brazil was summoned and has filed its answer in connection with both cases. Proceedings have been suspended indefinitely in order for the Pará State Attorney to determine the extent of contamination, the appropriate remediation, and the potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($15.1 million), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($21.4 million). In addition, in March 2014 and December 2015, an aggregate number of 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($117 million) for health problems allegedly contracted as a result of their employment at the incineration site. The Company does not expect to incur a material loss as a result of these proceedings.
The Company is currently contesting several tax assessments in Brazil at various stages of the applicable administrative and judicial processes, with a combined amount at issue, including interest and penalties, of approximately BRL 99.8 million ($30.2 million).

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Brazil's tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. Because tax matters in Brazil have historically taken many years to resolve, it is very difficult to estimate when these matters will be finally resolved. Based on management's judgments, the Company does not expect to incur a material loss in excess of accrued liabilities.
As previously disclosed, MacDermid Printing has been involved in various lawsuits with DuPont and Cortron Corporation involving MacDermid Printing's flexographic printing technology and related business. On June 27, 2017, MacDermid Printing and DuPont reached an agreement to settle and dismiss their respective lawsuits against each other, as well as MacDermid Printing's lawsuit against Cortron Corporation. In connection with the settlement, on July 14, 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain in 2017 of $10.8 million in the Condensed Consolidated Statement of Operations as "Other income (expense), net." This settlement resolves all outstanding litigation between MacDermid Printing, DuPont and Cortron Corporation.
14. INCOME TAXES
The Company's quarterly tax provision is measured using an estimated annual effective tax rate, adjusted for discrete items, within the periods presented. The comparison of the Company's effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended March 31, 2018 and 2017, income tax expense totaled $65.0 million and $18.7 million, respectively. The increase in income tax expense was largely driven by an increase in pre-tax income and changes in uncertain tax positions.
Tax Reform
On December 22, 2017, the TCJA was enacted into law in the United States. The legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, a one-time transition tax on foreign earnings which have not previously been subject to tax in the United States, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, limitations for the deduction for net operating losses, new taxes on certain foreign-sourced earnings, and modification or repeal of many business deductions and credits.
The SEC staff issued SAB 118 which allows companies to record provisional amounts during a one-year measurement period. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the TCJA; however, the Company estimated what it believed to be the effects of the TCJA on its existing deferred tax balances, unrecognized tax benefits and the one-time transition tax, and recorded a provisional estimate for these tax effects. The Company has not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017 and is still evaluating its reinvestment assertion for foreign earnings due to the changes associated with the TCJA.
The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. At March 31, 2018, the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI. The Company has included GILTI related to current-year operations only in its estimated annual effective tax rate.
The Company will continue to assess the impact of the TCJA on its business and its Consolidated Financial Statements and provide updates in subsequent filings.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, which is accrued quarterly and payable in quarterly installments, and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term.
16. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purpose of allocating resources and evaluating performance. Each of the reportable segments has its own president, who reports to the CODM.
Segment Performance
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in earnings that are not considered to be representative or indicative of each segment's ongoing business or considered to be costs associated with the Company's capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees, which totaled $7.8 million for the three months ended March 31, 2018 and 2017.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated net sales by product category for Performance Solutions and by region to which products are shipped for Agricultural Solutions:

	Three Months Ended March 31,
(amounts in millions)	2018	2017
Net Sales:
Performance Solutions
Assembly Solutions	$145.9	$133.4
Industrial Solutions	145.5	128.0
Electronics Solutions	142.1	129.2
Graphics Solutions	38.7	37.4
Offshore Solutions	20.2	19.1
Performance Solutions net sales	492.4	447.1
Agricultural Solutions
EMEA (Europe, Middle East and Africa)	253.5	215.1
LATAM (Latin America)	108.8	98.7
NAANZ (North America, Australia and New Zealand)	61.7	55.6
ASIA	42.9	42.1
AAH (Animal Health)	4.8	3.2
Agricultural Solutions net sales	471.7	414.7
Total net sales	$964.1	$861.8

Adjusted EBITDA:
Performance Solutions	$111.8	$102.3
Agricultural Solutions	95.4	90.8
Total Adjusted EBITDA	$207.2	$193.1

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income (loss) attributable to common stockholders" to Adjusted EBITDA:

	Three months ended March 31,
(amounts in millions)	2018	2017
Net income (loss) attributable to common stockholders	$37.3	$(24.4)
Add (subtract):
Net income attributable to the non-controlling interests	0.7	0.8
Income tax expense	65.0	18.7
Interest expense, net	78.2	89.4
Depreciation expense	19.8	17.3
Amortization expense	71.9	68.6
EBITDA	272.9	170.4
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	3.0	2.3
Acquisition and integration costs	1.0	3.6
Non-cash change in fair value of contingent consideration	0.5	1.1
Foreign exchange (gain) loss on foreign denominated external and internal long-term debt	(55.8)	11.8
Nonrecourse factoring costs	1.1	0.7
Debt refinancing costs	—	1.1
Costs related to Proposed Separation	3.1	0.2
Gain on sale of equity investment	(11.3)	—
Other, net	(7.3)	1.9
Adjusted EBITDA	$207.2	$193.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report. The following “Overview” section is a brief presentation of our business and certain significant items addressed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section or elsewhere in this Quarterly Report. You should read this section and the relevant portions of this Quarterly Report for a complete discussion of the events and items summarized below.
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
We generate revenue through the formulation and sale of our dynamic chemistries. In addition, we provide highly technical service to our customers through our extensive global network of specially-trained service personnel. Our personnel follow up closely with our customers to ensure that the functional performance of our intricate chemical composition is maintained as intended and that these products are applied safely and effectively. Our specialty chemicals and processes are seen as integral to our customer’s product performance. We leverage these close customer relationships to execute our growth strategy and identify opportunities for new products. These new products are developed and created by drawing upon our intellectual property portfolio and technical expertise. We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service.
Our Segments
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve.
Performance Solutions - The Performance Solutions segment formulates and markets dynamic chemistry solutions that are used in automotive production, electronics, commercial packaging and printing, and oil and gas production and drilling. Its products include surface and coating materials, water-based hydraulic control fluids, and photopolymers. In conjunction with the sale of its products, the segment provides extensive technical service and support when necessary to ensure superior performance of their application. While the segment's dynamic chemistries typically represent only a small portion of its customers’ costs, we believe that they are critical to its customers’ manufacturing processes and overall product performance. Further, operational risks and switching costs make it difficult for its customers to change suppliers and allow it to retain customers and maintain its market positions.

The segment provides specialty chemical solutions through the following five businesses:

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
Agricultural Solutions - The Agricultural Solutions segment specializes in the development, formulation, registration, marketing and distribution of differentiated Crop Protection solutions, including BioSolutions and Seed Treatment, for a variety of crops and applications. The segment's diverse Crop Protection chemicals control biotic stresses, such as weeds (herbicides), insects (insecticides) and diseases (fungicides). Its portfolio of proven BioSolutions includes BioStimulants, which are derived from natural substances applied to plants, seeds or the soil in order to enhance yields and help crops withstand abiotic stress, such as drought or cold, and BioControl products, which perform the same task as conventional Crop Protection products with, in many cases, the added benefit of reduced chemical residues. The segment's solutions are offered in multiple forms, such as foliar applications (direct application to leaves), furrow treatment (treatment of soil trenches or grooves wherein seeds are sown) or Seed Treatment (seed coating prior to planting). Its products allow it to partner with growers to address the ever-increasing need for higher crop yield and food quality.
The segment categorizes its products in three core portfolios:

Crop Protection:
The Crop Protection business is one of the largest Crop Protection chemical companies by revenue. Its diverse Crop Protection chemicals control biotic stresses, such as diseases (fungicides), weeds (herbicides) and insects (insecticides).

BioSolutions:
The segment believes its BioSolutions business has a strong position as innovator in BioSolutions and BioStimulants. These products are derived from natural sources that fall into several categories: biological stimulants (BioStimulants), Innovative Nutrition and biological control (BioControl). This portfolio is highly differentiated through innovative technologies and mixtures and primarily protected by trade secrets.

Seed Treatment:
The segment's diverse Seed Treatments are applied before planting by coating the seed in order to protect it during germination and protect the plant during its initial growth phases. The segment anticipates growth in Seed Treatments as a result of the increasing value of seeds and the use of higher-value genetically-modified seeds.

Proposed Separation of Agricultural Solutions
We previously announced our intention to separate our Agricultural Solutions and Performance Solutions businesses. We believe this Proposed Separation, which we expect to complete in 2018, should maximize long-term value for our stockholders by enabling investors to focus on our specific and differentiated high-quality businesses that serve two distinct segments of the specialty chemicals industry. However, this Proposed Separation, and any related transactions that we may decide to pursue in anticipation of the Proposed Separation, remain subject to final approval by the Board, as well as a number of conditions and variables, including financial market conditions and volatility, legal, tax or regulatory requirements, the establishment of the necessary corporate infrastructure and processes, and/or the possibility of more attractive strategic options arising in the future.

Recent Accounting Pronouncements
A summary of recent accounting pronouncements in included in Note 2, Recent Accounting Pronouncements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations - Three months ended March 31, 2018 as compared to the three months ended March 31, 2017
The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic
Net sales	$964.1	$861.8	12%	5%	5%
Cost of sales	559.4	483.4	16%	9%
Gross profit	404.7	378.4	7%	—%
Selling, technical, general and administrative	277.0	257.4	8%	3%
Research and development	23.5	21.6	9%	6%
Operating profit	104.2	99.4	5%	(9)%
Interest expense, net	(78.2)	(89.4)	(13)%
Foreign exchange gain (loss)	58.0	(12.6)	nm
Other income (expense), net	19.0	(2.3)	nm
Income tax expense	(65.0)	(18.7)	nm
Net income (loss)	$38.0	$(23.6)	nm

(nm)	Calculation not meaningful.
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
These non-GAAP financial measures, however, have limitations as analytical tools, and should not be considered in isolation from, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitations of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements, and may not be comparable to similarly titled measures of other companies due to potential differences in the method of calculation between companies. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report, and not to rely on any single financial measure to evaluate the Company's businesses.

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
The impact of foreign currency translation is calculated by converting our current-period local currency financial results into U.S. dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the impact of foreign currency translation. The foreign exchange impacts on the quarter-to-date results were primarily the result of appreciation in the euro.
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
The following table reconciles GAAP net sales growth to organic sales growth for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	10%	(7)%	1%	—%	4%
Agricultural Solutions	14%	(7)%	—%	—%	6%
Total	12%	(7)%	—%	—%	5%
NOTE: Totals may not sum due to rounding.
For the three months ended March 31, 2018, metals pricing had a negative impact on Performance Solutions' and our consolidated results of $2.6 million.
Net Sales

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic
Performance Solutions	$492.4	$447.1	10%	3%	4%
Agricultural Solutions	471.7	414.7	14%	6%	6%
Total	$964.1	$861.8	12%	5%	5%
Performance Solutions' net sales increased by 10% (3% on a constant currency and 4% on an organic basis). Organic sales growth was driven by strength in our Assembly, Industrial and Electronics businesses, each of which contributed more than 1% of organic sales growth to the segment. Organic sales growth in our Assembly business continued broadly across product lines, particularly solder paste. Our Industrial business benefited from strong growth of surface treatment chemistries in Europe and Asia. Organic sales growth in our Electronics business was driven primarily by higher sales volume across Asia as well as market share gains in North America.
Agricultural Solutions' net sales increased by 14% (6% on a constant currency and organic basis). Organic sales growth was driven by strength in our LATAM, EMEA and NAANZ regions, which contributed 3%, 2% and 1% of organic sales growth, respectively, to the segment. This overall performance was driven by significant growth in LATAM from a late start of the selling season in

Brazil, particularly for row crop products. Our continued geographic expansion into various European markets, most notably in parts of Eastern Europe, Germany and the United Kingdom, and new product introductions across Europe and parts of Latin America also contributed to this quarter's performance. In addition, organic growth in NAANZ was driven by sales of fungicides in the United States and herbicides in Australia. These increases were partially offset by lower sales volumes in parts of Central and Eastern Europe, Canada and Asia.
Gross Profit

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency
Gross profit
Performance Solutions	$211.2	$196.8	7%	1%
Agricultural Solutions	193.5	181.6	7%	(2)%
Total	$404.7	$378.4	7%	—%

Gross margin
Performance Solutions	42.9%	44.0%	(110) bps	(90) bps
Agricultural Solutions	41.0%	43.8%	(280) bps	(340) bps
Total	42.0%	43.9%	(190) bps	(210) bps
Performance Solutions' gross profit increased by 7% (1% at constant currency). The primary driver of the increase in constant currency gross profit was a 3% increase in constant currency sales. This growth was partially offset by margin erosion resulting primarily from unfavorable product mix in our Electronics business, which recorded a lower proportion of high-margin product sales, most notably in Asia, the impact of certain raw material price inflation year-over-year and increases in logistics and warehousing costs resulting from our plant rationalization initiatives.
Agricultural Solutions' gross profit increased by 7% (decreased 2% on a constant currency basis). The constant currency decrease in gross profit was driven primarily by a combination of AI price inflation, which was driven by tighter supply from China, and unfavorable product mix primarily in Asia and NAANZ. Partially offsetting the decrease was a shift towards a more favorable product mix in LATAM and slightly more favorable input pricing in NAANZ.
Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency
STG&A
Performance Solutions	$122.8	$118.7	3%	(2)%
Agricultural Solutions	133.3	119.0	12%	7%
Corporate	20.9	19.7	6%	6%
Total	$277.0	$257.4	8%	3%

STG&A as a % of net sales
Performance Solutions	24.9%	26.5%	(160) bps	(140) bps
Agricultural Solutions	28.3%	28.7%	(40) bps	20 bps
Total	28.7%	29.9%	(120) bps	(60) bps

Performance Solutions' STG&A increased by 3% (decreased 2% on a constant currency basis). The decrease in constant currency STG&A expense was the result of higher costs in the prior year associated with the integration of prior acquisitions and restructuring, partially offset by operating cost inflation.
Agricultural Solutions' STG&A increased by 12% (7% at constant currency). The constant currency increase in STG&A expenses is mostly attributable to higher year-over-year incentive compensation expense, operating cost inflation and costs associated with continued expansion in certain European markets.
Corporate STG&A increased by 6% on a reported and constant currency basis. The increase was primarily due to higher professional fees associated with the Proposed Separation of our Agricultural Solutions business, offset in part by senior executive severance costs incurred in 2017.
Research and Development Expense (R&D)

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency
R&D
Performance Solutions	$11.4	$11.0	4%	3%
Agricultural Solutions	12.1	10.6	14%	10%
Total	$23.5	$21.6	9%	6%

R&D as a % of net sales
Performance Solutions	2.3%	2.4%	(10) bps	0 bps
Agricultural Solutions	2.6%	2.6%	0 bps	10 bps
Total	2.4%	2.5%	(10) bps	0 bps
Operating Profit

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency
Operating profit
Performance Solutions	$77.0	$67.2	15%	7%
Agricultural Solutions	48.1	51.9	(7)%	(25)%
Corporate	(20.9)	(19.7)	6%	6%
Total	$104.2	$99.4	5%	(9)%

Operating margin
Performance Solutions	15.6%	15.0%	60 bps	50 bps
Agricultural Solutions	10.2%	12.5%	(230) bps	(370) bps
Total	10.8%	11.5%	(70) bps	(160) bps
Performance Solutions' operating profit increased by 15% (7% at constant currency), representing an operating margin of 15.6%. The increase in constant currency operating profit was driven primarily by lower STG&A expenses and higher gross profit noted above.

Agricultural Solutions' operating profit decreased by 7% (25% at constant currency), representing an operating margin of 10.2%. The decrease in constant currency operating profit was driven primarily by the higher STG&A expenses and lower gross profit noted above.
Total Other (Expense) Income

	Three Months Ended March 31,
(amounts in millions)	2018	2017
Interest expense, net	$(78.2)	$(89.4)
Foreign exchange gain (loss)	58.0	(12.6)
Other income (expense), net	19.0	(2.3)
Total	$(1.2)	$(104.3)
Interest Expense, Net
For the three months ended March 31, 2018 and 2017, net interest expense totaled $78.2 million and $89.4 million, respectively, representing a decrease of $11.2 million. The decrease in net interest expense is primarily due to the redemption of our 10.375% senior notes and the repricing of a portion of our term loans in 2017, which decreased the weighted average effective interest rate on our Senior Notes from approximately 7.8% at March 31, 2017 to 6.5% at March 31, 2018, and our term loans from approximately 5.7% at March 31, 2017 to 4.6% at March 31, 2018.
Foreign Exchange Gain (Loss)
For the three months ended March 31, 2018 and 2017, foreign exchange gain totaled $58.0 million compared to a loss of $12.6 million, respectively. This year-over-year change is primarily related to the remeasurement of intercompany balances, primarily denominated in Japanese yen, and foreign denominated debt to U.S. dollar.
Other income (expense), net
For the three months ended March 31, 2018 and 2017, net other income (expense) totaled $19.0 million and $(2.3) million, respectively. This year-over-year change is primarily related to a gain on the sale of an equity investment of $11.3 million, a $4.8 million favorable adjustment to our ARO reserve for a facility which is in the process of closing in connection with a previously terminated supply agreement related to the CAS Acquisition, as current cost estimates are lower than initially projected, as well as a $3.7 million insurance gain.
Income Tax

	Three Months Ended March 31,
(amounts in millions)	2018	2017
Income tax expense	$(65.0)	$(18.7)
Effective tax rate	63.1%	(381.6)%
For the three months ended March 31, 2018 and 2017, income tax expense totaled $65.0 million and $18.7 million, respectively. The increase in income tax expense was largely driven by an increase in pre-tax income and changes in uncertain tax positions.

Other Comprehensive Income
Other comprehensive income for the three months ended March 31, 2018 totaled $65.3 million, as compared to $182 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the Canadian dollar and Brazilian real, partially offset by gains associated with the Chinese yuan and euro.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Overview," and Note 16, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements, both included in this Quarterly Report.
Adjusted EBITDA
We utilize Adjusted EBITDA as one of the measures to evaluate the performance of our operating segments. Adjusted EBITDA for each segment includes an allocation of corporate costs, such as compensation expense and professional fees. See Note 16, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, for more information and a reconciliation of Net income (loss) attributable to common stockholders to Adjusted EBITDA.

	Three Months Ended March 31,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency
Adjusted EBITDA:
Performance Solutions	$111.8	$102.3	9%	2%
Agricultural Solutions	95.4	90.8	5%	(8)%
Total	$207.2	$193.1	7%	(3)%

Adjusted EBITDA as a % of net sales
Performance Solutions	22.7%	22.9%	(20) bps	(30) bps
Agricultural Solutions	20.2%	21.9%	(170) bps	(290) bps
Total	21.5%	22.4%	(90) bps	(160) bps
Performance Solutions' Adjusted EBITDA increased 9% (2% at constant currency). The constant currency increase was driven primarily by gross profit growth in our Assembly and Electronics businesses and decreases in integration and restructuring cots related to prior acquisitions. The increase was partially offset by moderate operating cost inflation noted above.
Agricultural Solutions' Adjusted EBITDA increased 5% (decreased 8% at constant currency). The constant currency decrease was driven primarily by the higher STG&A expenses and lower gross profit noted above.
Liquidity and Capital Resources
At March 31, 2018, our indebtedness totaled $5.61 billion, of which $1.35 billion of term loans under our Amended and Restated Credit Agreement becomes due in 2020.  As a result of our interest rate swaps, approximately 67% of our debt is fixed, with the remaining balance subject to fluctuations in the one-month LIBOR and EURIBOR. The expected interest payments on our senior notes and term loans total approximately $275 million per year over the next two years.

Our primary sources of liquidity during the three months ended March 31, 2018 were periodic borrowings under our Revolving Credit Facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations. We believe that our cash and cash equivalents and cash generated from operations, supplemented by availability under our lines of credit, including our Revolving Credit Facility, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, working capital cycles and future acquisitions may require additional funding, which may include proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under term that are favorable to us.
During the three months ended March 31, 2018, approximately 84% of our net sales was generated from non-U.S. operations. We expect to continue to generate significant revenue from non-U.S. operations and, as a result, have a substantial portion of our cash held predominately by our foreign subsidiaries. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional foreign taxes. Of our $413 million of cash and cash equivalents at March 31, 2018, $389 million were held by our foreign subsidiaries.
We may from time to time seek to retire or repurchase our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements and other factors.
The following is a summary of our cash flows (used in) provided by operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
(amounts in millions)	2018	2017
Cash, cash equivalents and restricted cash, beginning of the period	$483.9	$423.5
Cash used in operating activities	(161.1)	(119.4)
Cash provided by (used in) investing activities	6.8	(25.3)
Cash provided by financing activities	74.2	78.9
Exchange rate impact on cash, cash equivalents and restricted cash	14.1	9.6
Cash, cash equivalents and restricted cash, end of the period	$417.9	$367.3
Operating Activities
During the three months ended March 31, 2018, cash used in operating activities totaled $161 million, compared to $119 million of cash used in operating activity during the three months ended March 31, 2017. This $41.7 million increase in cash used in operating activities was driven primarily by lower cash operating profits (net income (loss) adjusted for non-cash items). Changes in assets and liabilities had a modest decrease, with unfavorable cash flows from higher accounts receivable and inventory balances mainly driven by the timing of sales within our Agricultural Solutions segment, being offset by higher accrued expenses, primarily associated with accrued income taxes, and lower cash interest costs resulting from our debt refinancing activity in 2017.

Investing Activities
Cash flows provided by investing activities totaled $6.8 million during the three months ended March 31, 2018, as compared to $25.3 million used during the three months ended March 31, 2017. The $32.1 million increase was driven primarily by $25.0 million of proceeds from the sale of an equity investment and $10.0 million of higher proceeds from the beneficial interests of our nonrecourse factoring arrangements as the primary program with this feature was not in place during the first quarter of 2017, and $4.9 million of lower capital expenditures.
Financing Activities
Cash flows provided by financing activities totaled $74.2 million during the three months ended March 31, 2018, as compared to $78.9 million of cash flows provided by financing activity during the three months ended March 31, 2017. This $4.7 million decrease was primarily driven by lower year-over-year borrowings under our lines of credit of $14.5 million, offset in part by $9.0 million of lower year-over-year debt repayments.
Financial Borrowings
Credit Facilities
At March 31, 2018, we had $5.61 billion of indebtedness, which primarily included:

•	$2.30 billion of Senior Notes;

•	$3.19 billion of term debt arrangements outstanding under our First Lien Credit Facility; and

•	$103 million of borrowings under local and revolving lines of credit.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $552 million at March 31, 2018 (including $24.8 million of stand-by letters of credit which reduced the borrowings available under our Revolving Credit Facility).
Covenants
Our Credit Facilities contain various affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions.  Our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced to 4.00 to 1.0, in each case subject to a right to cure. In addition, our Amended and Restated Credit Agreement requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
Lastly, our Senior Notes are governed by indentures which also provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions.
Contractual Obligations and Commitments
The contractual obligations and commitments disclosures have not changed materially from those disclosed in our 2017 Annual Report. For a discussion of our contractual obligations and commitments, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in our 2017 Annual Report.

Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as non-recourse factoring arrangements, letters of credit and operating leases to finance our business. For additional information regarding non-recourse factoring arrangements and letters of credit, see Note 9, Debt, Factoring and Customer Financing Arrangements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
As a result of ASU No. 2016-02, “Leases,” for fiscal years and interim periods beginning after December 15, 2018, we will be required to record lease liabilities and right-of-use assets for all of our qualifying operating leases that are currently treated as off-balance sheet transactions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2017 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our 2017 Annual Report.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective due to the previously-reported material weakness in our internal control over financial reporting relating to the accounting for income taxes, as described more fully in Part II, Item 9A, Controls and Procedures, of our 2017 Annual Report.
The material weakness in our internal control relating to the accounting for income taxes continued to exist as of the end of the period covered by this Quarterly Report and our management continues to be actively engaged in implementing the remediation initiatives described in our 2017 Annual Report. Our ongoing remediation efforts to improve, design and implement integrated processes to enhance our internal control over the accounting for income taxes include the implementation of the following previously stated initiatives:

•	improving the overall tax provision process; and

•	enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgments.
While we believe that significant progress continues to be made, additional time is necessary to fully implement and demonstrate the effectiveness of these remediation initiatives and until remediated, the material weakness described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary. Our remediation efforts are also subject to ongoing Audit Committee oversight. Our goal is to remediate this material weakness concurrently with the filing of our annual report on Form 10-K for the year ended December 31, 2018.

Notwithstanding the aforementioned material weakness, our management believes that the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report fairly represent, in all material respects, our results of operations, financial position and cash flows as of and for the periods presented, each in accordance with GAAP. Based in part on our continuing efforts, our CEO and CFO have included their certifications as exhibits to this Quarterly Report.
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
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a “potential responsible party” (PRP) pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 13, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
From time to time, in the ordinary course of business, we contest tax assessments received by our subsidiaries in various jurisdictions. For a discussion of certain tax matters relating to Arysta in Brazil, see Note 13, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, “Risk Factors” of our 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers
On April 30, 2018, Nicolas Berggruen, a member of the Board, has informed the Board of his decision not to seek reelection to the Board effective as of the date of Platform's 2018 annual meeting of stockholders, or June 25, 2018. There was no disagreement between Mr. Berggruen and Platform on any matter relating to Platform's operations, policies or practices. The Board intends to fill the anticipated vacancy on the Board in the near future.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

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
10.1
Second Amended and Restated Credit Agreement, dated as of August 6, 2014, among, inter alia, the Company, MacDermid Holdings, LLC, MacDermid, Incorporated, the subsidiaries of the borrower from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 8, 2014, and incorporated herein by reference)

10.2
Amendment No. 9, dated March 21, 2018, among, inter alios, the Company, MacDermid, Incorporated, certain subsidiaries of the Company parties thereto, the lenders parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on March 23, 2018, and incorporated herein by reference)

10.3
Amended and Restated Pledge and Security Agreement, dated as of October 31, 2013, among the Company, MacDermid Holdings, LLC, MacDermid, Incorporated and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 31, 2014, and incorporated herein by reference)

10.4†
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 3, 2018.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
John P. Connolly
Chief Financial Officer
(Principal Financial Officer)