Form 10-Q
period 2018-06-30
Platform Specialty Products Corp
filed 2018-08-02
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	July 27, 2018
Common Stock, par value $0.01 per share	288,230,782 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
AIs	Active ingredients.
Amended and Restated Credit Agreement
Platform’s Second Amended and Restated Credit Agreement, dated August 6, 2014, among, inter alia, Platform, MacDermid Holdings, LLC, MacDermid, the subsidiaries of Platform and MacDermid Holdings, LLC from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended and restated from time to time.

Announced Arysta Sale
Platform's pending sale of its Agricultural Solutions business, which consists of Arysta and its subsidiaries, to UPL for an aggregate purchase price of $4.2 billion in cash, as announced on July 20, 2018. The Announced Arysta Sale is expected to close in late 2018 or early 2019, subject to customary closing conditions, adjustments and regulatory approvals.

Arysta	Arysta LifeScience Inc., parent company of Platform's Agricultural Solutions segment.
Arysta Sale Agreement	Stock Purchase Agreement, dated July 20, 2018, between Platform and UPL related to the Announced Arysta Sale.
ASU	Accounting Standards Update.
Board	Platform’s board of directors.
Credit Facilities	The First Lien Credit Facility and the Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
DuPont	E.I. du Pont de Nemours and Company, now known as DowDuPont Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
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

MacDermid Printing	MacDermid Printing Solutions LLC, now known as MacDermid Graphics Solutions LLC.
NYSE	New York Stock Exchange.
PDH Common Stock	Shares of common stock of Platform Delaware Holdings, Inc., a subsidiary of Platform.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2018.
Retaining Holder	Each Holder of an equity interest of MacDermid Holdings, LLC immediately prior to the closing of the MacDermid Acquisition, not owned by Platform, who executed a RHSA.
Revolving Credit Facility	Revolving credit facility (in U.S. dollars or multicurrency) available under the Amended and Restated Credit Agreement.
RSUs	Restricted stock units issued by Platform from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Senior Notes	Platform's 5.875% USD Notes due 2025, 6.00% EUR Notes due 2023 and 6.50% USD Notes due 2022, collectively.

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Series A Preferred Stock
2,000,000 shares of Platform’s Series A convertible preferred stock held by the Founder Entities and convertible into shares of Platform’s common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

Series B Convertible Preferred Stock
600,000 shares of Platform’s Series B convertible preferred stock issued to Nalozo, L.P., an affiliate of Nalozo S.à.r.l., the original seller of Arysta LifeScience Limited (Arysta), in connection with the acquisition of a 100% interest in Arysta on February 13, 2015. At December 31, 2016, none of the Series B Convertible Preferred Stock remained outstanding.

TCJA	Tax Cuts and Jobs Act of 2017
UPL	UPL Corporation Ltd., a Mauritius public limited company and a wholly-owned subsidiary of UPL Limited.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

2017 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Platform's 5.875% senior notes due 2023, denominated in U.S. dollars, issued in the 2017 Notes Offering.
6.00% EUR Senior Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in euros issued in the February 2015 Notes Offering.
6.50% USD Senior Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued in the February 2015 Notes Offering.

ii

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," "predict," "believe," "seek," "continue," "outlook," "may," "might," "should," "can have," "likely," "potential," "target," and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the Announced Arysta Sale, including the timing for completion of this transaction, the ability of the parties to close this transaction, including obtaining regulatory approvals and meeting other closing conditions for the transaction; the expected accounting classification of the Agricultural Solutions business following the entering into the Arysta Sale Agreement and the related accounting treatment, including the amount and timing of any impairment charge that we may be required to record and its effect on our results of operations; our intended name change; corporate reorganization; business strategy and potential shares repurchases; as well as the impact of new accounting standards and accounting changes; the impact of the TCJA; our dividend policy; the effects of global economic conditions on our business and financial condition; our hedging activities; timing and outcome of environmental and legal matters; our goodwill and other intangible assets; price volatility and cost environment; our liquidity; our funding sources; our capital expenditures; our debt; off-balance sheet arrangements and contractual obligations; general views about future operating results; our risk management program; our business and management strategies; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements are not guarantees of future performance, actions or events, and are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying estimates, assumptions or expectations prove to be incorrect, actual results may differ materially from those contemplated by these statements. A discussion of such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report and Part II, Item 1A, "Risk Factors" of this Quarterly Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
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

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,022.5	$941.1	$1,986.6	$1,802.9
Cost of sales	599.6	541.2	1,159.0	1,024.6
Gross profit	422.9	399.9	827.6	778.3
Operating expenses:
Selling, technical, general and administrative	280.0	284.3	557.0	541.7
Research and development	25.9	25.1	49.4	46.7
Total operating expenses	305.9	309.4	606.4	588.4
Operating profit	117.0	90.5	221.2	189.9
Other expense:
Interest expense, net	(79.5)	(85.0)	(157.7)	(174.4)
Foreign exchange (loss) gain	(52.2)	(59.9)	5.8	(72.5)
Other income, net	11.9	5.5	30.9	3.2
Total other expense	(119.8)	(139.4)	(121.0)	(243.7)
(Loss) income before income taxes and non-controlling interests	(2.8)	(48.9)	100.2	(53.8)
Income tax benefit (expense)	14.6	(11.1)	(50.4)	(29.8)
Net income (loss)	11.8	(60.0)	49.8	(83.6)
Net loss (income) attributable to the non-controlling interests	0.2	(1.1)	(0.5)	(1.9)
Net income (loss) attributable to common stockholders	$12.0	$(61.1)	$49.3	$(85.5)
Earnings (Loss) per share
Basic	$0.04	$(0.21)	$0.17	$(0.30)
Diluted	$0.04	$(0.21)	$0.17	$(0.30)
Weighted average common shares outstanding
Basic	288.2	286.1	288.0	285.3
Diluted	298.0	286.1	297.9	285.3

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$11.8	$(60.0)	$49.8	$(83.6)

Other comprehensive (loss) income
Foreign currency translation adjustments	(377.8)	(37.3)	(318.6)	143.3
Pension and post-retirement plans:
Total pension and post-retirement plans, net of tax of $0.0 for the three and six months ended June 30, 2018 and 2017	—	—	—	(0.3)
Unrealized loss on available for sale securities:
Total unrealized loss on available for sale securities, net of tax of $0.0 for the three and six months ended June 30, 2017		(1.3)		(1.7)
Derivative financial instruments revaluation:
Other comprehensive income (loss) before reclassifications, net of tax of $0.9 and $0.0 for the three months ended June 30, 2018 and 2017, and $3.1 and $0.0 for the six months ended June 30, 2018 and 2017, respectively	10.4	(4.8)	7.8	(6.2)
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2018 and 2017, respectively	(7.9)	3.0	0.9	6.0
Total unrealized gain (loss) arising on qualified hedging derivatives	2.5	(1.8)	8.7	(0.2)
Other comprehensive (loss) income	(375.3)	(40.4)	(309.9)	141.1
Comprehensive (loss) income	(363.5)	(100.4)	(260.1)	57.5
Comprehensive loss (income) attributable to the non-controlling interests	35.1	4.0	32.8	(2.2)
Comprehensive (loss) income attributable to common stockholders	$(328.4)	$(96.4)	$(227.3)	$55.3

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$442.4	$477.8
Accounts receivable, net	1,243.1	1,156.0
Inventories	583.8	490.4
Prepaid expenses	47.3	42.8
Other current assets	185.2	173.6
Total current assets	2,501.8	2,340.6
Property, plant and equipment, net	429.7	452.3
Goodwill	4,043.8	4,201.2
Intangible assets, net	2,896.7	3,137.3
Other assets	106.4	121.0
Total assets	$9,978.4	$10,252.4
Liabilities and stockholders' equity
Accounts payable	$464.4	$461.8
Current installments of long-term debt and revolving credit facilities	138.8	38.9
Accrued expenses and other current liabilities	582.4	591.1
Total current liabilities	1,185.6	1,091.8
Debt and capital lease obligations	5,402.0	5,440.6
Pension and post-retirement benefits	65.7	69.0
Deferred income taxes	524.9	579.6
Contingent consideration	80.7	79.2
Other liabilities	115.1	132.2
Total liabilities	7,374.0	7,392.4
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2018: 288.2 shares issued; 2017: 287.4 shares issued)	2.9	2.9
Additional paid-in capital	4,048.6	4,032.0
Treasury stock (2018 and 2017: 0.0 shares)	(0.1)	(0.1)
Accumulated deficit	(821.7)	(871.0)
Accumulated other comprehensive loss	(697.3)	(420.7)
Total stockholders' equity	2,532.4	2,743.1
Non-controlling interests	72.0	116.9
Total equity	2,604.4	2,860.0
Total liabilities and stockholders' equity	$9,978.4	$10,252.4

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$49.8	$(83.6)
Reconciliation of net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	183.5	172.9
Deferred income taxes	(21.4)	(19.9)
Foreign exchange (gain) loss	(22.8)	70.2
Other, net	11.4	41.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(153.8)	(94.8)
Inventories	(112.3)	(86.5)
Accounts payable	24.3	41.1
Accrued expenses	9.4	(14.7)
Prepaid expenses and other current assets	(48.3)	(24.6)
Other assets and liabilities	(11.5)	(11.6)
Net cash flows used in operating activities	(91.7)	(10.3)
Cash flows from investing activities:
Capital expenditures	(24.3)	(28.7)
Investment in registrations of products	(20.3)	(18.1)
Proceeds from beneficial interests on sold accounts receivable	34.2	2.4
Proceeds from disposal of property, plant and equipment	1.9	4.0
Proceeds from the sale of equity investment	25.0	—
Acquisition of business, net of cash acquired	(50.0)	(0.3)
Other, net	0.8	(4.7)
Net cash flows used in investing activities	(32.7)	(45.4)
Cash flows from financing activities:
Change in lines of credit, net	106.3	69.9
Debt proceeds, net of discount and premium	—	1,927.6
Repayments of borrowings	(0.4)	(1,946.7)
Change in on-balance sheet factoring arrangements	(2.0)	5.1
Debt prepayment and debt extinguishment costs	—	(5.3)
Other, net	(0.7)	(8.6)
Net cash flows provided by financing activities	103.2	42.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.8)	18.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(37.0)	4.7
Cash, cash equivalents and restricted cash at beginning of period	483.9	423.5
Cash, cash equivalents and restricted cash at end of period	$446.9	$428.2

Non-cash investing activities:
Beneficial interests obtained in exchange for sold accounts receivable	$38.9	$27.7

 See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	6,618	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net income	—	—	—	—	—	—	—	49.3	—	49.3	0.5	49.8
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(276.6)	(276.6)	(33.3)	(309.9)
Exercise/ vesting of share based compensation	—	—	44,549	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	686,610	—	8.6	—	—	—	—	8.6	(8.6)	—
Issuance of common stock under ESPP	—	—	70,807	—	0.6	—	—	—	—	0.6	—	0.6
Equity compensation expense	—	—	—	—	7.4	—	—	—	—	7.4	—	7.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Balance at June 30, 2018	2,000,000	$—	288,207,905	$2.9	$4,048.6	6,618	$(0.1)	$(821.7)	$(697.3)	$2,532.4	$72.0	$2,604.4

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	—	$—	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(85.5)	—	(85.5)	1.9	(83.6)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	140.7	140.7	0.4	141.1
Exercise/ vesting of share based compensation	—	—	93,300	—	—	6,618	(0.1)	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	1,908,554	—	23.2	—	—	—	—	23.2	(23.2)	—
Issuance of common stock under ESPP	—	—	67,984	—	0.6	—	—	—	—	0.6	—	0.6
Equity compensation expense	—	—	—	—	5.7	—	—	—	—	5.7	—	5.7
Changes in non-controlling interests	—	—	—	—	2.0	—	—	—	—	2.0	(3.2)	(1.2)
Balance at June 30, 2017	2,000,000	$—	286,291,006	$2.8	$4,012.8	6,618	$(0.1)	$(659.0)	$(533.8)	$2,822.7	$129.6	$2,952.3

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
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related information in this Quarterly Report include the accounts of Platform and all of its controlled subsidiaries, and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s 2017 Annual Report. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2017 Annual Report. On July 20, 2018, the Company entered into a definitive agreement related to the Announced Arysta Sale. As the criteria for discontinued operations were not met at June 30, 2018, the Agricultural Solutions business continues to be reported as part of the Company's continuing operations in this Quarterly Report. See Note 17, Subsequent Events, for additional information.
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
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU was issued to reduce diversity in practice with respect to how certain cash receipts and cash payments are classified and presented in the statement of cash flows. The Company adopted the new guidance effective January 1, 2018 and retrospectively reported its 2017 results for the following items:

•
Off-balance sheet arrangements within the Agricultural Solutions segment, whereby the Company sells trade receivables to third parties without recourse and receives beneficial interests for a portion of these receivables, the proceeds of which were previously reported as “Cash flows from operating activities” in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2017, $27.7 million of beneficial interests from the sale of trade receivables were reclassified as non-cash activity, with cash receipts of approximately $2.4 million reclassified from "Cash flows from investing activities" in the applicable Condensed Consolidated Statements of Cash Flows.

•
For the six months ended June 30, 2017, cash payments for debt prepayments and debt extinguishment costs of $5.3 million were reclassified from "Cash flows from operating activities" to "Cash flows from financing activities" in the applicable Consolidated Statements of Cash Flows.

Recently Issued Accounting Pronouncements Not Yet Adopted
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases in their balance sheets, but to record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. As currently issued, the guidance is effective as of January 1, 2019 on either a modified retrospective or cumulative-effect-approach basis. The Company is currently in the process of implementing a system and processes in conjunction with the review of its lease agreements to support the required disclosures upon adoption.
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
Revenue Recognition – The Company recognizes revenue either upon shipment or delivery of product depending on when it is reasonably assured that both title and the risks and rewards of ownership have been passed on to the customer, and the Company's performance obligations have been fulfilled and collectability is reasonably assured. Estimates for sales rebates, incentives and discounts, as well as sales returns and allowances, are accounted for as reductions of revenue when the earnings process is complete. Sales rebates, incentives and discounts are typically earned by customers based on annual sales volume targets, which vary by each segment. The Company records an estimate for these accruals based on contract terms and its historical experience with similar programs. An estimate for future expected sales returns is recorded based on historical experience with product returns; however, changes to these estimates may be required if the historical data used in the calculation differ from actual experience. Differences between estimated expense and actual costs are typically immaterial and are recognized in earnings in the period such differences are determined. Variable consideration for volume discounts, rebates and returns are recorded as contract liabilities and settled with the customer in accordance with the terms of the applicable contract, typically when annual program requirements are achieved by the customer.
On a limited and discretionary basis, the Company allows certain distributors within its Agricultural Solutions segment extensions of credit on a portion of the sales to them during a purchasing cycle which remain in the distributor’s inventory. The extension of credit is not a right to return, and distributors must pay unconditionally when the extended credit period expires.
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
Within the Agricultural Solutions segment, certain contracts with customers provide distribution rights for certain AIs registered with local government authorities and owned by the Company. These contracts typically require the Company to provide the AI at stated prices to the customer over the contract term. Revenue related to the upfront license fees in these contracts is recognized over time using a time elapsed input method since the license fees for the distributions rights is considered symbolic intellectual property. In these contracts, typically, the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following table provides a reconciliation of "Cash and cash equivalents," as recorded in the Condensed Consolidated Balance Sheets, to "Cash, cash equivalents and restricted cash," as recorded in the Condensed Consolidated Statements of Cash Flows:

(amounts in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$442.4	$477.8
Restricted cash included in "Other current assets"	4.5	6.1
Cash, cash equivalents and restricted cash	$446.9	$483.9
5. ACCOUNTS RECEIVABLE

(amounts in millions)	June 30, 2018	December 31, 2017
Total accounts receivable, net	$1,248.4	$1,157.7
Non-current accounts receivable, net	(5.3)	(1.7)
Current accounts receivable, net	$1,243.1	$1,156.0
Total accounts receivable are net of an allowance for doubtful accounts of $45.5 million and $47.6 million at June 30, 2018 and December 31, 2017, respectively. Accounts receivable classified as non-current at June 30, 2018 and December 31, 2017, which relate to the Company's Agricultural Solutions segment, were recorded in the Condensed Consolidated Balance Sheets as "Other assets."
6. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	June 30, 2018	December 31, 2017
Finished goods	$368.5	$328.9
Work in process	29.7	28.8
Raw materials and supplies	199.1	149.8
Total inventory, net	597.3	507.5
Non-current inventory, net	(13.5)	(17.1)
Current inventory, net	$583.8	$490.4
Inventory classified as non-current at June 30, 2018 and December 31, 2017, which relate to the Company's Agricultural Solutions segment, were recorded in the Condensed Consolidated Balance Sheets as "Other assets."

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	June 30, 2018	December 31, 2017
Land and leasehold improvements	$106.0	$108.8
Buildings and improvements	156.9	149.8
Machinery, equipment, fixtures and software	348.4	344.6
Construction in process	32.1	34.3
Total property, plant and equipment	643.4	637.5
Accumulated depreciation	(213.7)	(185.2)
Property, plant and equipment, net	$429.7	$452.3
For the three months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $18.7 million and $19.7 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $38.5 million and $37.1 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(amounts in millions)	Performance Solutions	Agricultural Solutions	Total
Balance at December 31, 2017
Goodwill	$2,299.2	$2,108.6	$4,407.8
Accumulated impairment losses	(46.6)	(160.0)	(206.6)
	2,252.6	1,948.6	4,201.2
Additions from acquisitions	10.6	9.5	20.1
Foreign currency translation and other	(44.8)	(132.7)	(177.5)
Balance at June 30, 2018
Goodwill	2,265.0	1,985.4	4,250.4
Accumulated impairment losses	(46.6)	(160.0)	(206.6)
	$2,218.4	$1,825.4	$4,043.8
In May 2018, the Company completed the acquisitions of HiTech Korea Co., Ltd within its Performance Solutions segment and Etec Crop Solutions Limited within its Agricultural Solutions segment for approximately $50.0 million in aggregate. The impact of these acquisitions on the Company's results of operations was not material.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $367 million and $386 million at June 30, 2018 and December 31, 2017, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	June 30, 2018			December 31, 2017
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$1,286.3	$(297.5)	$988.8	$1,303.3	$(263.5)	$1,039.8
Developed technology (1)	2,147.3	(621.0)	1,526.3	2,250.7	(557.0)	1,693.7
Tradenames	29.6	(15.8)	13.8	30.3	(13.8)	16.5
Non-compete agreements	2.8	(1.5)	1.3	2.8	(1.3)	1.5
Total	$3,466.0	$(935.8)	$2,530.2	$3,587.1	$(835.6)	$2,751.5
(1) Includes in-process registration rights awaiting completion before amortization commences.
For the three months ended June 30, 2018 and 2017, the Company recorded amortization expense on intangible assets of $73.1 million and $67.3 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded amortization expense on intangible assets of $145 million and $136 million, respectively. The quarter - and year-to-date increase includes $3.5 million of accelerated amortization related to certain product registration rights.
9.  DEBT, FACTORING AND CUSTOMER FINANCING ARRANGEMENTS
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	Maturity Date	Interest Rate	June 30, 2018	December 31, 2017
USD Senior Notes (1)	2022	6.50%	$1,087.6	$1,086.1
EUR Senior Notes (1)	2023	6.00%	404.5	415.1
USD Senior Notes (1)	2025	5.875%	784.0	783.2
First Lien Credit Facility - USD Term Loans (2)	2020	> of 3.50% or LIBOR plus 2.50%	622.3	620.4
First Lien Credit Facility - USD Term Loans (2) (3)	2021	> of 4.00% or LIBOR plus 3.00%	1,122.9	1,121.2
First Lien Credit Facility - Euro Term Loans (2)	2020	> of 3.25% or EURIBOR plus 2.5%	677.4	694.3
First Lien Credit Facility - Euro Term Loans (2) (3)	2021	> of 3.50% or EURIBOR plus 2.75%	697.7	716.0
Borrowings under the Revolving Credit Facility		LIBOR plus 3.00%	60.0	—
Borrowings under lines of credit (4)			66.2	28.5
Other			18.2	14.7
Total debt and capital lease obligations			5,540.8	5,479.5
Less: current installments of long-term debt and revolving credit facilities			138.8	38.9
Total long-term debt and capital lease obligations			$5,402.0	$5,440.6

(1)
Senior Notes, net of unamortized premium, discounts and debt issuance costs of $32.8 million and $35.5 million at June 30, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 6.5% at June 30, 2018 and December 31, 2017.

(2)
First Lien Credit Facility term loans, net of unamortized discounts and debt issuance costs of $27.9 million and $33.3 million at June 30, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 4.6% and 4.5% at June 30, 2018 and December 31, 2017, respectively, including the effects of interest rate swaps. See Note 10, Financial Instruments, to the Company's unaudited interim Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

(4)	Lines of credit weighted average interest rate of 3.9% and 3.5% at June 30, 2018 and December 31, 2017, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. At June 30, 2018, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $485 million, which consisted of (i) an aggregate principal amount of up to $240 million under the Revolving Credit Facility to be denominated in U.S. dollars, and (ii) an aggregate principal amount of up to $245 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement.
On March 21, 2018, the Company entered into Amendment No. 9 to the Second Amended and Restated Credit Agreement, which extended the maturity date of a portion of the amount then outstanding under the Revolving Credit Facility to June 7, 2020, subject to certain conditions. The Company's total borrowing capacity amounts to $485 million through June 7, 2019 and $410 million from June 8, 2019 to June 7, 2020.
The Amended and Restated Credit Agreement also provides the Company with the ability to incur certain amounts of additional incremental term loans, subject to pro-forma compliance with financial maintenance covenants and certain other requirements.
The Company is required to pay a quarterly commitment fee of 0.50% on the unused balance of the Revolving Credit Facility.
The obligations incurred under the Amended and Restated Credit Agreement are guaranteed by substantially all of the Company’s domestic subsidiaries and, with respect to the obligations denominated in euros, by the Company and certain of its international subsidiaries. Substantially all of the Company’s domestic subsidiaries, and certain of its international subsidiaries, have also granted security interests in substantially all of their assets in connection with such guarantees, including, but not limited to, their equity interests and personal property.
Covenants, Events of Default and Provisions
The Amended and Restated Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. In particular, the Revolving Credit Facility imposes a financial covenant to maintain a first lien net leverage ratio of 6.25 to 1.0; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced to 4.0 to 1.0, in each case subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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
At June 30, 2018, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $400 million, net of letters of credit, under the Revolving Credit Facility.
Senior Notes
The Senior Notes are governed by indentures which provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions. The Company also has the option to redeem the Senior Notes prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The Senior Notes are unsecured and fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that are guarantors under the Amended and Restated Credit Agreement.
In addition, the 5.875% USD Notes Indenture provides that, in connection with the satisfaction of certain financial covenants and other conditions, all of the then direct and indirect subsidiaries constituting Platform's Agricultural Solutions business may be designated as unrestricted subsidiaries and, as applicable, released from their guarantees of the 5.875% USD Notes due 2025. Subsequent to such "Arysta Unrestricted Designation," a sale of Platform's Agricultural Solutions business through the sale of capital stock or assets may be considered a “Qualified Arysta Equity Offering.” In general, Platform may have the right to use an aggregate amount of net cash proceeds from a Qualified Arysta Equity Offering, not to exceed 50% of such net cash proceeds, for permitted restricted payments (including dividends and repurchases of capital stock) to the extent that an equal amount of net cash proceeds is used to permanently reduce debt in accordance with the 5.875% USD Notes Indenture. In addition, after or contemporaneously with the Arysta Unrestricted Designation, any dividend or sale of common shares of unrestricted subsidiaries constituting all or part of Platform's Agricultural Solutions business, such as contemplated with respect to the Announced Arysta Sale, shall not be considered an Asset Sale (as defined in the 5.875% USD Notes Indenture).
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. At June 30, 2018 and December 31, 2017, the aggregate principal amount outstanding under such facilities totaled $126 million and $28.5 million, respectively. The Company also had letters of credit outstanding of $36.1 million and $29.5 million at June 30, 2018 and December 31, 2017, respectively, of which $24.8 million and $18.6 million at June 30, 2018 and December 31, 2017, respectively, reduced the borrowings available under the various facilities. At June 30, 2018 and December 31, 2017, the availability under these facilities totaled approximately $503 million and $606 million, respectively, net of outstanding letters of credit.
Precious Metals Contracts
Certain subsidiaries of the Company periodically enter into arrangements with financial institutions for consignment and/or purchase of precious metals. The present and future indebtedness and liability relating to such arrangements are guaranteed by the Company. The Company’s maximum guarantee liability under these arrangements is limited to an aggregate of $18.0 million.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Accounts Receivable Factoring Arrangements
Off-balance sheet arrangements
The Agricultural Solutions segment has arrangements to sell trade receivables to third parties without recourse to the Company. Under these arrangements, the segment had capacity to sell approximately $234 million and $236 million of eligible trade receivables at June 30, 2018 and December 31, 2017, respectively. The segment had utilized approximately $97.6 million and $124 million of these arrangements at June 30, 2018 and December 31, 2017, respectively. The receivables under these arrangements are excluded from the Condensed Consolidated Balance Sheets and the initial proceeds are reported in the Condensed Consolidated Statements of Cash Flows as "Operating Activities." Beneficial interests obtained in exchange for sold accounts receivables (the deferred purchase price) at the end of each period are reported in the Condensed Consolidated Balance Sheets as “Other current assets” and the proceeds from these beneficial interests are reported in the Condensed Consolidated Statements of Cash Flows as "Cash flows from investing activities."  Costs associated with these programs are reported in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses.
On-balance sheet arrangements
The Agricultural Solutions segment has also arrangements to sell trade receivables to a third party with recourse to the Company. Under these arrangements, the segment had capacity to sell approximately $53.6 million and $71.1 million of eligible trade receivables at June 30, 2018 and December 31, 2017, respectively. The segment had utilized approximately $28.3 million and $34.6 million at June 30, 2018 and December 31, 2017, respectively, of the total capacity and recorded the related liabilities in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities." The proceeds from these arrangements are reported in the Condensed Consolidated Statements of Cash Flows as "Cash flows from financing activities." Costs associated with these programs are reported in the Condensed Consolidated Statements of Operations as "Interest expense, net."
10. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps and commodities futures contracts, are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by any counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2018, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2018 and December 31, 2017 was approximately $657 million and $615 million, respectively, with settlement dates generally within one year.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals it uses in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $35.1 million and $31.8 million at June 30, 2018 and December 31, 2017, respectively. All contracts outstanding at June 30, 2018 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income, net."
Certain subsidiaries of the Company have entered into supply agreements with a third-party that have been deemed to constitute financing agreements with an embedded derivative features whose fair values are determined by the change in the market values of the underlying metals between delivery and measurement dates.  Amounts associated with these supply agreements, primarily related to gold and palladium, which serve as the notional value of the embedded derivatives, have been recorded in the Condensed Consolidated Balance Sheets as "Inventories" and "Current installments of long-term debt and revolving credit facilities" and totaled $11.3 million and $9.7 million at June 30, 2018 and December 31, 2017, respectively. The fair value of these contracts has been bifurcated and recorded in the Condensed Consolidated Balance Sheets as "Other current assets" of $0.3 million at June 30, 2018 and "Accrued expenses and other current liabilities" of $0.4 million at December 31, 2017.
For the three and six months ended June 30, 2018 and 2017, the Company recorded the following realized and unrealized gains (losses) associated with derivative contracts not designated as hedging instruments:

		Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)		2018	2017	2018	2017
Derivatives not designated as hedging instruments:	Location on Condensed Consolidated Statement of Operations:
Foreign exchange and metals contracts	Other income, net	$12.9	$(1.1)	$10.9	$(2.5)
Interest Rates
The Company entered into interest rate swaps to effectively fix the floating base rate portion of its interest payments on approximately $1.13 billion of U.S. dollar denominated debt and €277 million of euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
Changes in the fair value of a derivative instrument that is designated as, and meets all the required criteria of a cash flow hedge, are recorded in "Other comprehensive (loss) income" and reclassified from "Accumulated other comprehensive loss" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net."
For the three and six months ended June 30, 2018, the Company's interest rate swaps were deemed highly effective utilizing the dollar-offset method of assessing hedge effectiveness. The ineffectiveness resulting from the repriced portion of the Company's euro-denominated debt in 2017 totaled $0.2 million and $0.6 million for the three and six months ended June 30, 2018 and was recorded in the Condensed Consolidated Statements of Operations as "Other income, net." The Company expects to reclassify $4.2 million of income from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations during the next twelve months.

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
The following table provides information on the Company's derivative positions at June 30, 2018 and December 31, 2017 subject to these master netting arrangements as if they were presented on a net basis, allowing for the right of offset by counterparty and cash collateral:

	June 30, 2018		December 31, 2017
(amounts in millions)	Asset	Liability	Asset	Liability
Gross amounts	$14.0	$8.2	$5.5	$6.2
Gross amount subject to offset in master netting arrangements that are not offset	(3.7)	(3.0)	(1.0)	(2.0)
Cash collateral paid	—	—	—	(0.4)
Net	$10.3	$5.2	$4.5	$3.8
Collateral paid to counterparties is recorded in the Condensed Consolidated Balance Sheets as "Other current assets."
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(amounts in millions)	Balance sheet location	Classification	June 30, 2018	December 31, 2017
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$15.9	$5.5
Available for sale equity securities	Other assets	Level 1	3.0	3.7
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	4.8	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	8.9	3.4
Available for sale equity securities	Other assets	Level 2	0.1	0.6
Total			$32.7	$13.2

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	$9.0	$7.3
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	0.6	2.8
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	0.6	0.8
Long-term contingent consideration	Contingent consideration	Level 3	80.7	79.2
Total			$90.9	$90.1

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

•
Common Stock - The common stock performance target, which represents an expected future payment value of $40.0 million, has been satisfied and is recorded at its present value utilizing a discount rate of approximately 2.59%. An increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $1.0 million.

•
Adjusted EBITDA - The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 10.00% and expected future payment value of $60.0 million calculated using a probability weighted Adjusted EBITDA assessment with higher probability associated with the Company achieving the maximum Adjusted EBITDA targets. An increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the estimated fair value measure of the metric by approximately $1.4 million.

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses. During the three and six months ended June 30, 2018, the only change to the long-term contingent consideration liability was to adjust the instrument to its estimated fair value.
There were no significant transfers between the fair value hierarchy levels for the three and six months ended June 30, 2018.
The carrying value and estimated fair value of the Company’s long-term debt and capital lease obligations totaled $5.40 billion and $5.49 billion, respectively, at June 30, 2018, and $5.44 billion and $5.58 billion, respectively, at December 31, 2017. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt and capital lease obligations is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
11. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At June 30, 2018 and December 31, 2017, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of 8,774,527 shares of PDH Common Stock. The PDH Common Stock is recorded in the Condensed Consolidated Balance Sheets as "Non-controlling interests" and will continue to be classified as such until it is fully converted into shares of the Company's common stock. Of the shares initially issued, 4,648,395 have been converted and a like number of shares of the Company's common stock have been issued through June 30, 2018. Non-controlling interest at June 30, 2018 and 2017, totaled 3.30% and 4.60%, respectively.
For the three months ended June 30, 2018, approximately $0.6 million of net loss has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations. For the three months ended June 30, 2017, the net income allocated to the Retaining Holders was immaterial. For the six months ended June 30, 2018 and 2017, approximately $0.6 million and $1.9 million, respectively, of net income has been allocated to the Retaining Holders.
12.  EARNINGS (LOSS) PER SHARE
A computation of earnings (loss) per share and weighted average shares of the Company's common stock outstanding for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions, except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$12.0	$(61.1)	$49.3	$(85.5)
Numerator adjustments for diluted EPS:
Income allocated to PDH non-controlling interest	(0.6)	—	0.6	—
Remeasurement of contingent consideration	—	—	0.1	—
Numerator adjustments for diluted EPS:	(0.6)	—	0.7	—
Net income (loss) attributable to common stockholders for diluted EPS	$11.4	$(61.1)	$50.0	$(85.5)

Basic weighted average common shares outstanding	288.2	286.1	288.0	285.3
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of founder preferred stock	2.0	—	2.0	—
Number of shares contingently issuable for the contingent consideration	3.0	—	3.0	—
Number of shares issuable upon conversion of the PDH non-controlling interest	4.1	—	4.2	—
Number of stock options, RSUs and shares issued through employee stock purchase plan	0.7	—	0.7	—
Denominator adjustments for diluted EPS:	9.8	—	9.9	—
Dilutive weighted average common shares outstanding	298.0	286.1	297.9	285.3

Earnings (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.21)	$0.17	$(0.30)
Diluted	$0.04	$(0.21)	$0.17	$(0.30)

Dividends per share paid to common stockholders	$—	$—	$—	$—

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and six months ended June 30, 2018 and 2017, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for awards contingent upon performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2018	2017	2018	2017
Shares issuable upon conversion of PDH Common Stock	—	6.0	—	6.8
Shares issuable upon conversion of Series A Preferred Stock	—	2.0	—	2.0
Shares issuable for the contingent consideration	4.4	6.3	5.0	6.2
Shares issuable upon vesting and exercise of stock options	—	0.1	—	0.1
Shares issuable upon vesting of RSUs	0.8	0.9	0.6	0.8
Total	5.2	15.3	5.6	15.9
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
The Company's ARO liability is included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," and totaled $16.2 million and $22.3 million at June 30, 2018 and December 31, 2017, respectively.
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
The Company's environmental liability, which is included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $21.5 million and $28.3 million at June 30, 2018 and December 31, 2017, respectively, primarily driven by environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years by Alent plc, which the Company acquired in December 2015. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Legal Proceedings
From time to time, the Company is involved in various legal proceedings, investigations and/or claims in the normal course of its business. Although it cannot predict with certainty the ultimate resolution of these matters which involve judgments that are inherently subjective, the Company believes that their resolutions, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.
In June 2009, a private lawsuit was filed in the District Court for the City of Ulianópolis in the State of Pará, Brazil against Arysta LifeScience do Brasil Industria Química e Agropecuária Ltda, or Arysta Brazil, and 25 other defendants in connection with materials sent by Arysta Brazil and others to an incineration site owned and operated by an unaffiliated third-party in the state of Pará, Brazil. In November 2011, the City of Ulianópolis also filed a claim in the District Court for the City of Ulianópolis, against Arysta Brazil and five other defendants on the same grounds. Arysta Brazil was summoned and has filed its answer in connection with both cases. The Pará State Attorney commenced a civil investigation to determine the extent of contamination, the appropriate remediation, and the potentially responsible parties. Damages sought in the private lawsuit include a penalty of BRL 50.0 million ($12.9 million), plus interest and the cost of remediation.  The cost of remediation in the case brought by the city of Ulianopolis was previously estimated by the city to be BRL 70.9 million ($18.3 million). In addition, in March 2014 and December 2015, an aggregate number of 29 former employees of the incineration facility have brought actions in the Labor Court of Paragominas in the State of Pará, Brazil naming 80 defendants, including Arysta Brazil, seeking compensation in an aggregate amount of BRL 387 million ($99.7 million) for health problems allegedly contracted as a result of their employment at the incineration site. The Company does not expect to incur a material loss as a result of these proceedings.
In Brazil, certain subsidiaries of Arysta are contesting several tax assessments which currently stand at various stages of the applicable administrative and judicial processes. The aggregate amount at issue, including interest and penalties, is approximately BRL 97.4 million ($25.1 million). Brazil's tax regime is complex, and the administrative and judicial procedures for resolving disputed tax assessments are expensive and time-consuming. Because tax matters in Brazil have historically taken many years to resolve, it is very difficult to estimate when these matters will be finally resolved. Based on management's judgments, the Company does not expect to incur a material loss in excess of accrued liabilities.
In June 2017, MacDermid Printing and DuPont reached an agreement to settle and dismiss their respective lawsuits against each other, as well as MacDermid Printing's lawsuit against Cortron Corporation, involving MacDermid Printing's flexographic printing technology and related business. In connection with the settlement, in July 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain in the second quarter of 2017 totaling $10.6 million in the Condensed Consolidated Statement of Operations as "Other income, net." The settlement resolved all outstanding litigation between MacDermid Printing, DuPont and Cortron Corporation.
14. INCOME TAXES
The Company's quarterly tax provision is measured using an estimated annual effective tax rate, adjusted for discrete items, within the periods presented. The comparison of the Company's effective tax rate between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended June 30, 2018 and 2017, income tax benefit (expense) totaled $14.6 million and $(11.1) million, respectively. For the six months ended June 30, 2018 and 2017, income tax expense totaled $50.4 million and $29.8 million, respectively. The change in income tax expense in both periods was largely driven by an increase in pre-tax income and the change in recognition of valuation allowances on net operating losses that may not be recoverable for U.S. and foreign companies.
Tax Reform
On December 22, 2017, the TCJA was enacted into law in the United States. The legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, a one-time transition tax on foreign earnings which have not previously been subject to tax in the United States, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, limitations on the deduction of net operating losses, new taxes on certain foreign-sourced earnings, and modification or repeal of certain business deductions and credits.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The SEC staff issued Staff Accounting Bulletin (SAB) 118, which allows companies to record provisional amounts related to the impact of the TCJA during a one-year measurement period. At December 31, 2017, the Company had not completed its accounting for the tax effects of the enactment of the TCJA; however, the Company estimated what it anticipates the effects of the TCJA will be on its existing deferred tax balances, unrecognized tax benefits and the one-time transition tax, and recorded a provisional estimate for these tax effects. The Company has not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017 and is still evaluating its reinvestment assertion for foreign earnings due to the changes associated with the TCJA.
The TCJA subjects a U.S. shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries for which an entity can make an accounting policy election to either i) recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or ii) provide for the tax expense related to GILTI in the year the tax is incurred. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy. The Company has included GILTI related to current-year operations only in its estimated annual effective tax rate.
The Company will continue to assess the impact of the TCJA on its business and its Consolidated Financial Statements and provide updates in subsequent filings.
15. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee equal to $2.0 million, which is accrued quarterly and payable in quarterly installments, and reimbursement for expenses. This agreement automatically renews for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term.
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
Segment Performance
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in earnings that are not considered to be representative or indicative of each segment's ongoing business or considered to be costs associated with the Company's capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees, which totaled $7.1 million and $7.3 million for the three months ended June 30, 2018 and 2017, respectively, and $14.9 million and $15.1 million for the six months ended June 30, 2018 and 2017, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated net sales by product category for Performance Solutions and by region to which products are shipped for Agricultural Solutions:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2018	2017	2018	2017
Net Sales:
Performance Solutions
Assembly Solutions	$156.2	$145.3	$302.1	$278.7
Industrial Solutions	142.0	129.2	287.5	257.2
Electronics Solutions	139.5	131.7	281.6	260.9
Graphics Solutions	40.7	39.3	79.4	76.7
Offshore Solutions	23.3	16.8	43.5	35.9
Performance Solutions net sales	501.7	462.3	994.1	909.4
Agricultural Solutions
EMEA (Europe, Middle East and Africa)	225.9	213.0	479.4	428.1
LATAM (Latin America)	168.5	147.8	277.3	246.5
NAANZ (North America, Australia and New Zealand)	67.8	57.9	129.5	113.5
ASIA	51.9	51.9	94.8	94.0
AAH (Animal Health)	6.7	8.2	11.5	11.4
Agricultural Solutions net sales	520.8	478.8	992.5	893.5
Total net sales	$1,022.5	$941.1	$1,986.6	$1,802.9

Adjusted EBITDA:
Performance Solutions	$116.6	$102.7	$228.4	$205.0
Agricultural Solutions	109.4	102.5	204.8	193.3
Total Adjusted EBITDA	$226.0	$205.2	$433.2	$398.3

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income (loss) attributable to common stockholders" to Adjusted EBITDA:

	Three months ended June 30,		Six Months Ended June 30,
(amounts in millions)	2018	2017	2018	2017
Net income (loss) attributable to common stockholders	$12.0	$(61.1)	$49.3	$(85.5)
Add (subtract):
Net (loss) income attributable to the non-controlling interests	(0.2)	1.1	0.5	1.9
Income tax (benefit) expense	(14.6)	11.1	50.4	29.8
Interest expense, net	79.5	85.0	157.7	174.4
Depreciation expense	18.7	19.7	38.5	37.1
Amortization expense	73.1	67.3	145.0	135.8
EBITDA	168.5	123.1	441.4	293.5
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	5.2	9.3	8.2	11.6
Acquisition and integration costs	3.5	0.4	4.5	4.0
Legal settlements	—	(10.6)	—	(10.6)
Foreign exchange loss (gain) on foreign denominated external and internal long-term debt	35.8	57.2	(20.0)	69.0
Nonrecourse factoring costs	3.3	8.1	4.4	8.8
Debt refinancing costs	—	12.8	—	13.9
Costs related to the Announced Arysta Sale	6.7	3.5	9.8	3.7
Gain on sale of equity investment	—	—	(11.3)	—
Other, net	3.0	1.4	(3.8)	4.4
Adjusted EBITDA	$226.0	$205.2	$433.2	$398.3
17. SUBSEQUENT EVENTS
Announced Arysta Sale
On July 20, 2018, the Company entered into the Arysta Sale Agreement to sell the Company's Agricultural Solutions business, which consists of Arysta and its subsidiaries, to UPL for $4.20 billion in cash, subject to adjustments. The Announced Arysta Sale is expected to close late in 2018 or early 2019, subject to customary closing conditions and regulatory approvals.
Board Approval of Share Repurchases of up to $750 million
The Board has authorized up to $750 million in potential share repurchases, conditioned upon the closing of the Announced Arysta Sale. The timing, method and ultimate amount of any share repurchases cannot be determined at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2017 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Forward-Looking Statements” and in Part II, Item 1A, "Risk Factors" of this Quarterly Report and in in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report.
Executive Overview
Recent Developments
Announced Arysta Sale
On July 20, 2018, we entered into the Arysta Sale Agreement to sell our Agricultural Solutions business, which consists of Arysta and its subsidiaries, to UPL for $4.20 billion in cash, subject to adjustments. The Announced Arysta Sale is expected to close in late 2018 or early 2019, subject to customary closing conditions and regulatory approvals.
As a result of entering into the Arysta Sale Agreement, the Agricultural Solutions business is expected to be reported as a discontinued operation in the Company’s periodic filings beginning with its quarterly report on Form 10-Q for the three and nine months ended September 30, 2018. We expect to record an impairment charge of approximately $450 million to $550 million in the third quarter of 2018 primarily due to the recognition of foreign currency translation adjustments that have been recorded in Accumulated Other Comprehensive Loss within Stockholders’ Equity. The estimated range of the impairment charge above reflects our best estimate of the amount of the charge at June 30, 2018. The actual loss on sale will be dependent on a number of factors, including foreign exchange rates on the closing date of sale and other closing adjustments.
Board Approval of Share Repurchases of up to $750 million
The proceeds of the Announced Arysta Sale are expected to be used primarily to pay down a portion of our existing debt. We also may repurchase shares of our common stock in conjunction with the Board's authorization of up to $750 million in potential share repurchases, conditioned upon the closing of the Announced Arysta Sale. The timing, method and ultimate amount of any share repurchases cannot be determined at this time.
Intended Name Change
In connection with the Announced Arysta Sale, we announced our plan to change the name of the Company to Element Solutions Inc., effective at closing. We expect our shares of common stock to be traded on the NYSE under the ticker symbol “NYSE:ESI.”
New Board Director
On July 19, 2018, our Board elected Nichelle Maynard-Elliott to serve as a director of Platform, effective on August 15, 2018. Ms. Maynard-Elliott has not been appointed to any Board committee at this time.
Ms. Maynard-Elliott, 49, currently serves as Executive Director, Mergers & Acquisitions for Praxair, Inc. Ms. Maynard-Elliott joined Praxair in 2003 as Senior Counsel responsible for M&A and commercial transactions for Praxair's U.S. packaged gases and healthcare businesses. Ms. Maynard-Elliott served as Assistant General Counsel from 2007 to 2011 and transitioned to the role of Executive Director, M&A in 2011. She is admitted to practice law in New York and Connecticut. Ms. Maynard-Elliott graduated from Brown University with a B.A. in Economics, and received her J.D. from Columbia University School of Law.

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
We generate revenue through the formulation and sale of our dynamic chemistries. In addition, we provide highly-technical service to our customers through our extensive global network of specially-trained service personnel. Our personnel follow up closely with our customers to ensure that the functional performance of our intricate chemical composition is maintained as intended and that these products are applied safely and effectively. Our specialty chemicals and processes are seen as integral to our customer’s product performance. We leverage these close customer relationships to execute our growth strategy and identify opportunities for new products. These new products are developed and created by drawing upon our intellectual property portfolio and technical expertise. We believe that our customers place significant value on our brands, which we capitalize on through innovation, product leadership and customer service.
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

Results of Operations
Three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017
The following table summarizes our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic	2018	2017	Reported	Constant Currency	Organic
Net sales	$1,022.5	$941.1	9%	8%	7%	$1,986.6	$1,802.9	10%	6%	6%
Cost of sales	599.6	541.2	11%	10%		1,159.0	1,024.6	13%	9%
Gross profit	422.9	399.9	6%	4%		827.6	778.3	6%	2%
Selling, technical, general and administrative	280.0	284.3	(2)%	(3)%		557.0	541.7	3%	—%
Research and development	25.9	25.1	3%	3%		49.4	46.7	6%	4%
Operating profit	117.0	90.5	29%	26%		221.2	189.9	16%	7%
Interest expense, net	(79.5)	(85.0)	(6)%			(157.7)	(174.4)	(10)%
Foreign exchange (loss) gain	(52.2)	(59.9)	(13)%			5.8	(72.5)	(nm)
Other income, net	11.9	5.5	(nm)			30.9	3.2	(nm)
Income tax benefit (expense)	14.6	(11.1)	(nm)			(50.4)	(29.8)	69%
Net income (loss)	$11.8	$(60.0)	(nm)			$49.8	$(83.6)	(nm)

(nm)	Calculation not meaningful.
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
These non-GAAP financial measures, however, have limitations as analytical tools, and should not be considered in isolation from, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements, and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report, and not to rely on any single financial measure to evaluate the Company's businesses.

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
The impact of foreign currency translation is calculated by converting our current-period local currency financial results into U.S. dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the impact of foreign currency translation. The foreign exchange impacts on the quarter-to-date and year-to-date results were primarily the result of appreciation in the euro, partially offset by depreciation in the Brazilian real.
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
The following table reconciles GAAP net sales growth to organic sales growth for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	9%	(3)%	—%	—%	5%
Agricultural Solutions	9%	1%	—%	—%	10%
Total	9%	(1)%	—%	—%	7%
	Six Months Ended June 30, 2018
	Reported Net Sales Growth	Impact of Currency	Metals	Acquisitions	Organic Sales Growth
Performance Solutions	9%	(5)%	—%	—%	4%
Agricultural Solutions	11%	(3)%	—%	—%	8%
Total	10%	(4)%	—%	—%	6%
NOTE: Totals may not sum due to rounding.
For the six months ended June 30, 2018, metals pricing had a negative impact on Performance Solutions' results and our consolidated results of $2.6 million. For the three months ended June 30, 2018, the metals pricing impact was immaterial.
For the three and six months ended June 30, 2018, acquisitions had a positive impact of $1.2 million on Performance Solutions' results, $0.6 million on Agricultural Solutions' results, and $1.8 million on our consolidated results.

Net Sales

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic	2018	2017	Reported	Constant Currency	Organic
Net sales
Performance Solutions	$501.7	$462.3	9%	5%	5%	$994.1	$909.4	9%	4%	4%
Agricultural Solutions	520.8	478.8	9%	10%	10%	992.5	893.5	11%	8%	8%
Total	$1,022.5	$941.1	9%	8%	7%	$1,986.6	$1,802.9	10%	6%	6%
Performance Solutions' net sales in the second quarter of 2018 increased by 9% (5% on a constant currency and organic basis). Organic net sales increased across all of our businesses, driven largely by our Industrial, Offshore and Assembly businesses. Our Industrial business contributed approximately 2% to the segment's organic sales growth as strong demand for film products in the Americas and Asia, coupled with broad growth in Europe, resulted in solid volume gains. Demand in our Offshore business benefited from improved business conditions in offshore drilling markets and higher fill activity in the period, particularly in the Americas. Growth in our Assembly business was driven primarily by continued volume increases in solder paste and bar products in the Americas and Asia. Growth in our Electronics business was driven primarily by core electronics products in the Americas and Europe, as well as broad strength in advances electronics, partially offset by softness in mobile products in Asia.
On a year-to-date basis, Performance Solutions' net sales increased by 9% (4% on a constant currency and 4% on an organic basis). Organic sales growth in our Industrial business benefited from strong growth of surface treatment chemistries in Europe and Asia, and film products in the Americas and Asia. Our Assembly business contributed broadly across product lines, particularly solder paste and bar products in Asia and the Americas. Organic sales growth in our Electronics business was driven primarily by higher semiconductor and core electronics sales volume across Asia, as well as market share gains in North America.
Agricultural Solutions' net sales in the second quarter of 2018 increased by 9% (10% on a constant currency and organic basis). Organic net sales growth was driven primarily by our businesses in LATAM and, to a lesser extent, NAANZ. The growth in LATAM was led by new product growth in Brazil and Mexico, strong demand for existing herbicide products throughout the region, as well as price increases due to the weaker Brazilian real. New herbicide products in the US and Australia significantly contributed to the growth in NAANZ, with fungicides providing additional gains in the US. Europe had modest growth in the quarter despite unfavorable weather conditions.
On a year-to-date basis, Agricultural Solutions' net sales increased by 11% (8% on a constant currency and organic basis). This overall performance was driven by significant growth in LATAM as a result of the late start of the selling season in Brazil, particularly for row crop products, as well as price increases due to the weaker Brazilian real. Our continued geographic expansion into various European markets, most notably in parts of Eastern Europe, Germany and the United Kingdom, and new product introductions across Europe and parts of Latin America also contributed to the segment's performance. In addition, organic growth in NAANZ was driven by sales of fungicides in the United States and herbicides in Australia. These increases were partially offset by lower sales volumes in parts of Central and Eastern Europe and Canada.

Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Gross profit
Performance Solutions	$214.7	$196.6	9%	6%	$425.8	$393.4	8%	4%
Agricultural Solutions	208.2	203.3	2%	2%	401.8	384.9	4%	—%
Total	$422.9	$399.9	6%	4%	$827.6	$778.3	6%	2%

Gross margin
Performance Solutions	42.8%	42.5%	30 bps	40 bps	42.8%	43.3%	(50) bps	(20) bps
Agricultural Solutions	40.0%	42.5%	(250) bps	(300) bps	40.5%	43.1%	(260) bps	(320) bps
Total	41.4%	42.5%	(110) bps	(140) bps	41.7%	42.7%	(100) bps	(170) bps
Performance Solutions' gross profit in the second quarter of 2018 increased by 9% (6% at constant currency). Constant currency growth was driven primarily by higher revenues in our Offshore business and a favorable product mix in our Assembly business. This growth was partially offset by unfavorable product mix in our Electronics business, which recorded a lower proportion of high-margin product sales, most notably in Asia.
On a year-to-date basis, Performance Solutions' gross profit increased by 8% (4% at constant currency). The primary driver of the increase in constant currency gross profit and gross margin was an increase in the year-to-date sales growth discussed above. This growth was partially offset by margin decline resulting primarily from unfavorable product mix in our Electronics business, which recorded a lower proportion of high-margin product sales, most notably in Asia, the impact of certain raw material price inflation year-over-year and increases in logistics and warehousing costs resulting from our plant rationalization initiatives.
Agricultural Solutions' gross profit in the second quarter of 2018 increased by 2% on a reported and constant currency basis. The increase was mainly the result of volume gains in Brazil, North America and Australia as discussed above. This growth was partially muted by margin erosion resulting from AI price inflation driven by tighter supply from China, pricing pressures from generic products in North America and continued unfavorable product mix in parts of Europe.
On a year-to-date basis, Agricultural Solutions' gross profit increased by 4% and remained relatively unchanged at constant currency as AI price inflation, which was driven by tighter supply from China, pricing pressures from generic products in North America and unfavorable product mix in parts of Europe, Asia and NAANZ, mostly offset volume gains and favorable product mix in LATAM.

Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
STG&A
Performance Solutions	$127.4	$124.1	3%	—%	$250.1	$242.8	3%	(1)%
Agricultural Solutions	131.6	140.6	(6)%	(6)%	264.9	259.7	2%	—%
Corporate	21.1	19.7	7%	7%	42.0	39.2	7%	7%
Total	$280.0	$284.4	(2)%	(3)%	$557.0	$541.7	3%	—%

STG&A as a % of net sales
Performance Solutions	25.4%	26.8%	(140) bps	(140) bps	25.2%	26.7%	(150) bps	(140) bps
Agricultural Solutions	25.3%	29.4%	(410) bps	(430) bps	26.7%	29.1%	(240) bps	(220) bps
Total	27.4%	30.2%	(280) bps	(290) bps	28.0%	30.0%	(200) bps	(180) bps
Performance Solutions' STG&A in the second quarter of 2018 increased by 3% (relatively unchanged at constant currency) as a reduction in integration costs offset higher selling costs associated with the increased sales volumes.
On a year-to-date basis, Performance Solutions' STG&A increased by 3% (decreased 1% at constant currency).  The decrease in constant currency STG&A expense was the result of higher costs in the prior year associated with the integration of prior acquisitions and restructuring, partially offset by operating cost inflation and higher selling costs.
Agricultural Solutions' STG&A in the second quarter of 2018 decreased by 6% on a reported and constant currency basis primarily due to lower year-over-year bad debt provisions and $4.8 million of lower costs associated with non-recourse factoring programs and cost savings initiatives. In addition, the prior year included $3.3 million of expense related to our notice of termination of a long-term supply agreement related to the acquisition of the Chemtura AgroSolutions business from Chemtura Corporation in 2014. These reductions were partially offset by $3.5 million of accelerated amortization related to certain product registration rights, costs associated with continued expansion in certain European markets and operating cost inflation.
On a year-to-date basis, Agricultural Solutions' STG&A increased by 2%, but remained relatively unchanged at constant currency as higher year-over-year incentive compensation expense, operating cost inflation and costs associated with continued expansion in certain European markets were almost entirely offset by lower year-over-year bad debt provisions, $4.4 million of lower costs associated with non-recourse factoring programs and cost savings initiatives.
Corporate's STG&A in the second quarter of 2018 increased by 7% on a reported and constant currency basis. The increase was primarily due to higher costs associated with the Announced Arysta Sale.
On a year-to-date basis, Corporate's STG&A increased by 7% on a reported and constant currency basis. The increase was primarily due to higher costs associated with the Announced Arysta Sale, offset in part by senior executive severance costs incurred in the prior year.

Research and Development Expense (R&D)

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
R&D
Performance Solutions	$11.2	$11.6	(4)%	(4)%	$22.6	$22.6	—%	(1)%
Agricultural Solutions	14.7	13.5	9%	9%	26.9	24.1	11%	9%
Total	$25.9	$25.1	3%	3%	$49.4	$46.7	6%	4%

R&D as a % of net sales
Performance Solutions	2.2%	2.5%	(30) bps	(20) bps	2.3%	2.5%	(20) bps	(10) bps
Agricultural Solutions	2.8%	2.8%	— bps	— bps	2.7%	2.7%	— bps	— bps
Total	2.5%	2.7%	(20) bps	(10) bps	2.5%	2.6%	(10) bps	— bps
Operating Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Operating profit
Performance Solutions	$76.1	$61.0	25%	21%	$153.1	$128.2	19%	14%
Agricultural Solutions	61.9	49.2	26%	24%	110.0	101.1	9%	(1)%
Corporate	(21.1)	(19.7)	7%	7%	(42.0)	(39.4)	7%	7%
Total	$117.0	$90.5	29%	26%	$221.2	$189.9	16%	7%

Operating margin
Performance Solutions	15.2%	13.2%	200 bps	200 bps	15.4%	14.1%	130 bps	130 bps
Agricultural Solutions	11.9%	10.3%	160 bps	130 bps	11.1%	11.3%	(20) bps	(100) bps
Total	11.4%	9.6%	180 bps	160 bps	11.1%	10.5%	60 bps	10 bps
Performance Solutions' operating profit in the second quarter of 2018 increased by 25% (21% at constant currency), representing an operating margin of 15.2%. The increase in constant currency operating profit and margin was driven primarily by the higher gross profit and gross margin noted above, combined with reduced operating expenses.
On a year-to-date basis, Performance Solutions' operating profit increased by 19% (14% at constant currency) to an operating margin of 15.4%.  The increase in constant currency operating profit and margin was driven primarily by higher gross profit and lower operating expenses noted above.
Agricultural Solutions' operating profit in the second quarter of 2018 increased by 26% (24% at constant currency), representing an operating margin of 11.9%. The increase in constant currency operating profit was driven primarily by lower STG&A expenses and higher gross profit noted above. Operating margin was higher, as lower STG&A more than offset gross margin pressure.
On a year-to-date basis, Agricultural Solutions' operating profit increased by 9% (decreased 1% at constant currency) to an operating margin of 11.1%.  The decrease in constant currency operating profit resulted from a slight increase in STG&A costs. Operating margin declined due to the gross margin declines noted above.

Total Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2018	2017	2018	2017
Other (expense) income
Interest expense, net	$(79.5)	$(85.0)	$(157.7)	$(174.4)
Foreign exchange (loss) gain	(52.2)	(59.9)	5.8	(72.5)
Other income, net	11.9	5.5	30.9	3.2
Total	$(119.8)	$(139.4)	$(121.0)	$(243.7)
Interest Expense, Net
For the three months ended June 30, 2018 and 2017, net interest expense totaled $79.5 million and $85.0 million, respectively. For the six months ended June 30, 2018 and 2017, net interest expense totaled $158 million and $174 million, respectively. The decrease in net interest expense, both in the quarter and year-to-date, was primarily driven by the redemption of our 10.375% senior notes and the repricing of a portion of our term loans in 2017, which decreased the weighted average effective interest rate on our Senior Notes from approximately 7.8% at June 30, 2017 to 6.5% at June 30, 2018, and on our term loans from approximately 5.0% at June 30, 2017 to 4.6% at June 30, 2018.
Foreign Exchange (Loss) Gain
For the three months ended June 30, 2018 and 2017, foreign exchange loss totaled $52.2 million and $59.9 million, respectively. For the six months ended June 30, 2018 and 2017, foreign exchange gain (loss) totaled $5.8 million and $(72.5) million, respectively. The change in foreign exchange losses and gains for both periods presented was primarily related to the remeasurement of yen and euro denominated intercompany balances and euro denominated debt balances to U.S. dollar.
Other Income, Net
For the three months ended June 30, 2018 and 2017, other income, net totaled $11.9 million and $5.5 million, respectively. This quarterly change was primarily due to a $12.9 million gain on foreign exchange derivative contracts in 2018, as well as a reduction in debt extinguishment costs of approximately $7.8 million from prior year, partially offset by a $4.0 million impairment charge on a cost method investment recorded during the quarter and a favorable legal settlement of $10.6 million recognized in the prior year.
For the six months ended June 30, 2018 and 2017, other income, net totaled $30.9 million and $3.2 million, respectively. This year-over-year change was primarily related to a gain on the sale of an equity investment of $11.3 million, a $10.9 million gain on foreign exchange derivative contracts, a $4.8 million favorable adjustment to our ARO reserve, as well as a $3.7 million insurance gain. The ARO relates to a facility that is in the process of closing in connection with a previously terminated supply agreement related to the acquisition of the Chemtura AgroSolutions business from Chemtura Corporation in 2014, as current cost estimates are lower than initially projected. Prior year activity included a favorable legal settlement of $10.6 million which was largely offset by $7.8 million of debt extinguishment costs.

Income Tax

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in millions)	2018	2017	2018	2017
Income tax
Income tax benefit (expense)	$14.6	$(11.1)	$(50.4)	$(29.8)
Effective tax rate	521.4%	(22.7)%	50.3%	(55.4)%
For the three months ended June 30, 2018 and 2017, income tax benefit (expense) totaled $14.6 million and $(11.1) million, respectively. For the six months ended June 30, 2018 and 2017, income tax expense totaled $50.4 million and $29.8 million, respectively. The change in income tax expense in both periods was largely driven by an increase in pre-tax income and the change in recognition of valuation allowances on net operating losses that may not be recoverable for U.S. and foreign companies.
Other Comprehensive Income
Other comprehensive loss for the three months ended June 30, 2018 totaled $375 million, as compared to $40.4 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the euro, Brazilian real and Chinese Yuan partially offset by gains associated with the British pound.
For the six months ended June 30, 2018, other comprehensive loss totaled $310 million, compared to income of $141 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the Brazilian real, euro and Canadian dollar partially offset by gains associated with the British pound.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. Both segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. For additional information regarding our segments, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under "Executive Overview - Our Business," and Note 16, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements, included in this Quarterly Report.
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

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Adjusted EBITDA
Performance Solutions	$116.6	$102.7	14%	10%	$228.4	$205.0	11%	6%
Agricultural Solutions	109.4	102.5	7%	6%	204.8	193.3	6%	(1)%
Total	$226.0	$205.2	10%	8%	$433.2	$398.3	9%	3%

Adjusted EBITDA as a % of net sales
Performance Solutions	23.2%	22.2%	100 bps	100 bps	23.0%	22.5%	50 bps	40 bps
Agricultural Solutions	21.0%	21.4%	(40) bps	(80) bps	20.6%	21.6%	(100) bps	(170) bps
Total	22.1%	21.8%	30 bps	0 bps	21.8%	22.1%	(30) bps	(70) bps
Performance Solutions' Adjusted EBITDA in the second quarter of 2018 increased 14% (10% at constant currency). The constant currency increase and margin expansion was driven primarily by gross profit growth in our Assembly and Offshore businesses combined with the containment of operating expenses, as noted above.
On a year-to-date basis, Performance Solutions' Adjusted EBITDA increased 11% (6% at constant currency).  The constant currency increase and margin expansion was driven primarily by gross profit growth in our Assembly and Electronics businesses combined with the containment of operating expenses, as noted above.
Agricultural Solutions' Adjusted EBITDA in the second quarter of 2018 increased 7% (6% at constant currency). The increase in constant currency Adjusted EBITDA was driven primarily by an increase in gross profit, most notably in LATAM, and a reduction in STG&A expenses, as noted above. These were partially offset by transactional foreign exchange losses. The reduction in margin was driven by AI cost increases combined with some pricing pressures, as noted above.
On a year-to-date basis, Agricultural Solutions' Adjusted EBITDA increased 6% (decreased 1% at constant currency).  The constant currency decrease and margin reduction was driven primarily by slight increases in operating expenses as well as transactional foreign exchange losses, partially offset by slightly higher gross profit, as noted above.
Liquidity and Capital Resources
At June 30, 2018, our indebtedness totaled $5.54 billion, of which $1.31 billion consisted of term loans under our Amended and Restated Credit Agreement which will become due in 2020.  As a result of our interest rate swaps, approximately 68% of our debt is fixed, with the remaining balance subject to fluctuations in the one-month LIBOR and EURIBOR. The expected interest payments on our Senior Notes and term loans total approximately $275 million per year over the next two years prior to the potential effect on our capital structure of the Announced Arysta Sale.
Our primary sources of liquidity during the six months ended June 30, 2018 were periodic borrowings under our Revolving Credit Facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations. We believe that our cash and cash equivalents and cash generated from operations, supplemented by availability under our lines of credit, including our Revolving Credit Facility, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, working capital cycles and future acquisitions may require additional funding, which may include proceeds from future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.

During the six months ended June 30, 2018, approximately 83% of our net sales was generated from non-U.S. operations. We expect to continue to generate significant revenue from non-U.S. operations and, as a result, have a substantial portion of our cash held predominately by our foreign subsidiaries. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional foreign taxes. Of our $442 million of cash and cash equivalents at June 30, 2018, $405 million were held by our foreign subsidiaries.
We may from time to time seek to repurchase or redeem our outstanding debt, including, but not limited to, our Senior Notes, through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. We may also seek to reduce interest expense and extend debt maturities. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, applicable restrictions under our various financing arrangements and other factors. The proceeds of the Announced Arysta Sale, which is expected to close in late 2018 or in early 2019, subject to customary closing conditions and regulatory approvals, are expected to be used primarily to pay down a portion of our existing debt.
The following is a summary of our cash flows (used in) provided by operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
(amounts in millions)	2018	2017
Cash, cash equivalents and restricted cash, beginning of the period	$483.9	$423.5
Cash used in operating activities	(91.7)	(10.3)
Cash used in investing activities	(32.7)	(45.4)
Cash provided by financing activities	103.2	42.0
Exchange rate impact on cash, cash equivalents and restricted cash	(15.8)	18.4
Cash, cash equivalents and restricted cash, end of the period	$446.9	$428.2
Operating Activities
During the six months ended June 30, 2018, cash used in operating activities totaled $91.7 million, compared to $10.3 million used during the six months ended June 30, 2017. This $81.4 million increased use of cash in operating activities was driven primarily by timing of working capital, offset in part by higher cash operating profits (net income (loss) adjusted for non-cash items). The increased use of cash for working capital was primarily due to higher accounts receivable and inventory balances mainly driven by stronger relative performance in LATAM and market softness in Europe, both within our Agricultural Solutions segment.
Investing Activities
Cash flows used in investing activities totaled $32.7 million during the six months ended June 30, 2018, as compared to $45.4 million used during the six months ended June 30, 2017. The $12.7 million decreased use of cash in investing activities was driven primarily by $31.8 million of higher proceeds from the beneficial interests of our nonrecourse factoring arrangements, as the primary program with this feature was first introduced late during the second quarter of 2017, and $25.0 million of proceeds from the sale of an equity investment in 2018, offset in part by $50.0 million spent on two acquisitions in the quarter.

Financing Activities
Cash flows provided by financing activities totaled $103 million during the six months ended June 30, 2018, as compared to $42.0 million provided by financing activity during the six months ended June 30, 2017. This $61.2 million increase was primarily driven by $36.4 million of higher year-over-year net borrowings under our lines of credit and $18.7 million of lower year-over-year net debt repayments.
Financial Borrowings
Credit Facilities
At June 30, 2018, we had $5.54 billion of indebtedness, which primarily included:

•	$2.28 billion of Senior Notes;

•	$3.12 billion of term debt arrangements outstanding under our First Lien Credit Facility; and

•	$126 million of borrowings under local and revolving lines of credit.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $503 million at June 30, 2018 (including $24.8 million of stand-by letters of credit which reduced the borrowings available under our Revolving Credit Facility).
Covenants
Our Credit Facilities contain various affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions.  Our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced to 4.0 to 1.0, in each case subject to a right to cure. In addition, our Amended and Restated Credit Agreement requires a prepayment percentage in the case of excess cash flow, both calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In the ordinary course of business, we are involved in various legal disputes, investigations and claims and other legal proceedings, including, but not limited to, product liability claims, contractual disputes, premises claims, and employment, environmental, and health and safety matters. Where appropriate, we may establish loss contingencies for such proceedings based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We also maintain insurance to mitigate certain of such risks. Although we cannot predict with certainty the ultimate resolution of our various legal proceedings, investigations and/or claims asserted against us, we believe that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in fines and penalties that could adversely affect our business, financial condition or results of operations.
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 13, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
From time to time, in the ordinary course of business, we contest tax assessments received by our subsidiaries in various jurisdictions. For a discussion of certain tax matters relating to Arysta in Brazil, see Note 13, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2017 Annual Report under the heading “Risk Factors.”
We and UPL may be unable to obtain the regulatory approvals or satisfy the other closing conditions required to complete the Announced Arysta Sale, which could impact our financial condition, results of operations, prospects and/or stock price.
The completion of the Announced Arysta Sale is subject to closing conditions, including the expiration or early termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as approvals from antitrust authorities from certain non-U.S. jurisdictions and of certain other governmental authorities. We and UPL are pursuing all required consents, clearances and authorizations in accordance with the Arysta Sale Agreement. However, no assurance can be given that the required consents, clearances and authorizations will be obtained and, even if all such consents, clearances and authorizations are obtained, no assurance can be given as to the terms, conditions and timing of the consents, clearances and authorizations. These consents, clearances and authorizations may also impose conditions, which may delay or impair the parties' ability to complete the Announced Arysta Sale.
Further, even if all such consents, clearances and authorizations are obtained and such conditions are satisfied, no assurance can be given that the other conditions required to complete the Announced Arysta Sale will be satisfied, by us or UPL. The Arysta Sale Agreement may also be terminated by us and UPL in certain specified circumstances, including if the closing of the Announced Arysta Sale does not occur on or prior to December 31, 2019, subject to certain extension rights. If the Arysta Sale Agreement is terminated, we may not be able to negotiate another transaction on terms comparable to, or better than, the terms of the Arysta Sale Agreement.
The failure of the Announced Arysta Sale to close on a timely basis, or at all, could have a material adverse effect on our financial condition and/or stock price.

The announcement and pendency of the closing of the Announced Arysta Sale to UPL could have an adverse effect on our business, results of operations, financial condition, prospects and/or stock price.
The announcement and pendency of the closing of the Announced Arysta Sale, which is expected to occur late in late 2018 or in early 2019, could disrupt our business and/or our stock price in the following ways, among others:

•	our current or prospective customers may experience uncertainty associated with the Announced Arysta Sale and may delay or defer purchase decisions with regard to our products;

•	our customers, distributors and lenders may also attempt to terminate and/or renegotiate their relationships with us, whether pursuant to the terms of their existing agreements with us or otherwise;

•	uncertainties related to the Announced Arysta Sale may impair our ability to attract, retain and motivate key personnel;

•
under the Arysta Sale Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Announced Arysta Sale, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•
the current trading price of our common stock may reflect a market assumption that the Announced Arysta Sale will be completed, and may be materially impacted if the closing of the Announced Arysta Sale is delayed or the transaction completed under different, less favorable terms, or if the Arysta Sale Agreement is terminated; and

•
the attention of our management may be directed toward the closing of the Announced Arysta Sale and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us.

Upon closing of the Announced Arysta Sale, we intend to implement a reorganization, which could negatively impact our performance.
Upon the closing of the Announced Arysta Sale, we intend to change Platform’s portfolio management approach to a “one-company” structure. This reorganization is expected to remove our “corporate” holding company framework by combining our corporate functions with those of our Performance Solutions segment and creating a single operating unit. This reorganization could disrupt our operations and cause the loss of key personnel. We cannot guarantee that this new company structure will succeed or that we will be effective in executing the reorganization. Further, even if the reorganization is successful, we cannot guarantee that the new company structure will generate the cost savings and efficiencies that we anticipate. Failure to implement the reorganization or the new company structure successfully, on a timely basis, or at all, or failure to realize all, or any, of their intended benefits, may materially adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
2.1	Arysta Sale Agreement, dated as of July 20, 2018, between Platform and UPL (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on July 20, 2018, and incorporated herein by reference)
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
10.1†
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 2, 2018.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
John P. Connolly
Chief Financial Officer
(Principal Financial Officer)