Form 10-Q
period 2018-09-30
Platform Specialty Products Corp
filed 2018-11-01
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
_______________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	October 26, 2018
Common Stock, par value $0.01 per share	288,329,766 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Platform; We; Us; Our; the Company; PSP	Platform Specialty Products Corporation, a Delaware corporation, and its subsidiaries, collectively.
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

Arysta	Arysta LifeScience Inc., parent company of Platform's Agricultural Solutions segment.
Arysta Sale Agreement	Stock Purchase Agreement, dated July 20, 2018, between Platform and UPL related to the Announced Arysta Sale.
ASU	Accounting Standards Update.
Board	Platform’s board of directors.
Credit Facilities	First Lien Credit Facility and Revolving Credit Facility, collectively, available under the Amended and Restated Credit Agreement.
DuPont	E.I. du Pont de Nemours and Company, now known as DowDuPont Inc.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Platform Specialty Products Corporation 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
First Lien Credit Facility	First lien credit facility available under the Amended and Restated Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and its affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
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

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
TCJA	Tax Cuts and Jobs Act of 2017
UPL	UPL Corporation Ltd., a Mauritius public limited company and a wholly-owned subsidiary of UPL Limited.
2013 Plan
Platform Specialty Products Corporation Amended and Restated 2013 Incentive Compensation Plan adopted by the Board on October 31, 2013, as amended on December 16, 2013 and approved by Platform’s stockholders at the annual meeting held on June 12, 2014.

2017 Annual Report	Platform's annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 28, 2018.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Platform's 5.875% senior notes due 2023, denominated in U.S. dollars, issued on November 24, 2017.
6.00% EUR Senior Notes due 2023	Platform’s 6.00% senior notes due 2023 denominated in euros issued on February 2, 2015.
6.50% USD Senior Notes due 2022	Platform’s 6.50% senior notes due 2022 denominated in U.S. dollars issued on February 2, 2015.

ii

Discontinued Operations
Unless otherwise specified, the results presented in this Quarterly Report exclude discontinued operations. Discontinued operations relate to Platform's Agricultural Solutions business, which consists of Arysta and its subsidiaries. On July 20, 2018, the Company entered into the Arysta Sale Agreement to sell Arysta to UPL for $4.20 billion in cash, subject to adjustments. Accordingly, Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited interim Condensed Consolidated Financial Statements. See Note 4, Discontinued Operations, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for information related to Agricultural Solutions.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "believe," "seek," "continue," "outlook," "may," "might," "should," "can have," "likely," "potential," "target," "hope" or "hopeful" and variations of such words and similar expressions. Examples of forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the Announced Arysta Sale, including the timing for completion of this transaction, including the targeted date; the ability of the parties to close this transaction, including obtaining the outstanding regulatory clearances and meeting other closing conditions for the transaction; the amount of any impairment charge required to be recorded and the effect on our results of operations; our intended name change; corporate reorganization; business strategy and potential shares repurchases; cost savings and efficiencies; as well as the impact of new accounting standards and accounting changes; the impact of the TCJA; our dividend policy; the effects of global economic conditions on our business and financial condition; our hedging activities; timing and outcome of environmental and legal matters; our goodwill and other intangible assets; price volatility and cost environment; our liquidity and capital resources; our funding sources; our capital expenditures; our debt; off-balance sheet arrangements and contractual obligations; general views about future operating results; our risk management program; our business and management strategies; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements are not guarantees of future performance, actions or events, and are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying estimates, assumptions or expectations prove to be inaccurate or are unrealized, actual results may differ materially from those contemplated by these statements. A discussion of such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report and Part II, Item 1A, "Risk Factors" of this Quarterly Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures we make on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
Non-GAAP Financial Measures
This Quarterly Report contains the following non-GAAP financial measures, such as operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, performance measures calculated in accordance with GAAP. For definitions of these non-GAAP financial measures and additional information on why we present them, their respective limitations and reconciliations to the most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 15, Segment Information, to the unaudited interim Condensed Consolidated Financial Statements, both included in this Quarterly Report.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$488.5	$480.6	$1,482.6	$1,390.0
Cost of sales	278.9	272.4	847.2	788.4
Gross profit	209.6	208.2	635.4	601.6
Operating expenses:
Selling, technical, general and administrative	139.5	140.2	424.6	420.2
Research and development	10.5	11.2	33.1	33.8
Total operating expenses	150.0	151.4	457.7	454.0
Operating profit	59.6	56.8	177.7	147.6
Other expense:
Interest expense, net	(77.9)	(84.7)	(233.4)	(256.3)
Foreign exchange (loss) gain	(4.7)	(11.2)	0.4	(47.5)
Other (expense) income, net	(0.1)	0.6	13.6	3.4
Total other expense	(82.7)	(95.3)	(219.4)	(300.4)
Loss before income taxes and non-controlling interests	(23.1)	(38.5)	(41.7)	(152.8)
Income tax benefit (expense)	18.8	1.6	(21.1)	(20.2)
Net loss from continuing operations	(4.3)	(36.9)	(62.8)	(173.0)
(Loss) income from discontinued operations, net of tax	(401.6)	(29.4)	(293.3)	23.1
Net loss	(405.9)	(66.3)	(356.1)	(149.9)
Net income attributable to the non-controlling interests	(3.0)	(2.9)	(3.5)	(4.8)
Net loss attributable to common stockholders	$(408.9)	$(69.2)	$(359.6)	$(154.7)

(Loss) earnings per share
Basic from continuing operations	$(0.02)	$(0.13)	$(0.23)	$(0.62)
Basic from discontinued operations	(1.40)	(0.11)	(1.02)	0.08
Basic attributable to common stockholders	$(1.42)	$(0.24)	$(1.25)	$(0.54)

Diluted from continuing operations	$(0.02)	$(0.13)	$(0.23)	$(0.62)
Diluted from discontinued operations	(1.40)	(0.11)	(1.02)	0.08
Diluted attributable to common stockholders	$(1.42)	$(0.24)	$(1.25)	$(0.54)

Weighted average common shares outstanding
Basic	288.2	286.7	288.1	285.8
Diluted	288.2	286.7	288.1	285.8

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(405.9)	$(66.3)	$(356.1)	$(149.9)

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income, net of tax of $0.0 for the three and nine months ended September 30, 2018 and 2017, respectively	(93.3)	126.2	(411.9)	269.6
Pension and post-retirement plans:
Other comprehensive income (loss), net of tax benefit of $2.1 and $0.0 for the three and nine months ended September 30, 2018 and 2017, respectively	0.2	—	0.2	(0.3)
Available for sale securities:
Other comprehensive income (loss), net of tax of $0.0 for the three and nine months ended September 30, 2017		0.9		(0.8)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $0.4 and $0.0 for the three months ended September 30, 2018 and 2017, and $3.4 and $0.0 for the nine months ended September 30, 2018 and 2017, respectively	1.5	(0.2)	9.3	(6.4)
Reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2018 and 2017, respectively	(0.4)	2.3	0.5	8.2
Total unrealized gain arising on qualified hedging derivatives	1.1	2.1	9.8	1.8
Other comprehensive (loss) income	(92.0)	129.2	(401.9)	270.3
Comprehensive (loss) income	(497.9)	62.9	(758.0)	120.4
Comprehensive loss (income) attributable to the non-controlling interests	6.3	(8.3)	39.1	(10.6)
Comprehensive (loss) income attributable to common stockholders	$(491.6)	$54.6	$(718.9)	$109.8

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions)

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$252.2	$258.4
Accounts receivable, net of allowance for doubtful accounts of $7.8 and $8.2 at September 30, 2018 and December 31, 2017, respectively	400.3	399.8
Inventories	210.2	186.4
Prepaid expenses and other current assets	59.6	63.9
Current assets of discontinued operations	1,545.0	1,432.1
Total current assets	2,467.3	2,340.6
Property, plant and equipment, net	270.1	287.4
Goodwill	2,187.4	2,252.6
Intangible assets, net	1,054.4	1,160.8
Other assets	28.8	42.4
Non-current assets of discontinued operations	3,383.5	4,168.6
Total assets	$9,391.5	$10,252.4
Liabilities and stockholders' equity
Accounts payable	$112.7	$111.2
Accrued expenses and other current liabilities	171.5	215.6
Current liabilities of discontinued operations	842.4	764.9
Total current liabilities	1,126.6	1,091.7
Debt and capital lease obligations	5,389.9	5,437.1
Pension and post-retirement benefits	53.4	56.3
Deferred income taxes	145.3	170.0
Contingent consideration	81.7	79.2
Other liabilities	76.9	85.5
Non-current liabilities of discontinued operations	406.4	472.6
Total liabilities	7,280.2	7,392.4
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2018: 288.3 shares issued; 2017: 287.4 shares issued)	2.9	2.9
Additional paid-in capital	4,054.0	4,032.0
Treasury stock (2018 and 2017: 0.0 shares)	(0.1)	(0.1)
Accumulated deficit	(1,230.6)	(871.0)
Accumulated other comprehensive loss	(780.0)	(420.7)
Total stockholders' equity	2,046.2	2,743.1
Non-controlling interests	65.1	116.9
Total equity	2,111.3	2,860.0
Total liabilities and stockholders' equity	$9,391.5	$10,252.4

See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(356.1)	$(149.9)
Net (loss) income from discontinued operations, net of tax	(293.3)	23.1
Net loss from continuing operations	(62.8)	(173.0)
Reconciliation of net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	118.5	116.5
Deferred income taxes	(12.8)	(32.9)
Foreign exchange (gain) loss	(3.4)	40.6
Other, net	18.2	36.9
Changes in assets and liabilities (net of acquisitions):
Accounts receivable	(15.7)	(26.7)
Inventories	(30.8)	(22.8)
Accounts payable	4.8	6.7
Accrued expenses	(39.9)	(9.9)
Prepaid expenses and other current assets	10.7	(15.2)
Other assets and liabilities	(13.2)	14.8
Net cash flows used in operating activities of continuing operations	(26.4)	(65.0)
Cash flows from investing activities:
Capital expenditures	(19.6)	(24.5)
Proceeds from disposal of property, plant and equipment	1.7	14.2
Proceeds from the sale of equity investment	25.0	—
Acquisition of business, net of cash acquired	(28.2)	—
Other, net	3.1	(4.2)
Net cash flows used in investing activities of continuing operations	(18.0)	(14.5)
Cash flows from financing activities:
Change in lines of credit, net	—	25.6
Debt proceeds, net of discount and premium	—	1,927.2
Repayments of borrowings	(0.4)	(1,955.5)
Debt prepayment and debt extinguishment costs	—	(6.1)
Other, net	(0.4)	(0.3)
Net cash flows used in financing activities of continuing operations	(0.8)	(9.1)
Cash flows from discontinued operations:
Net cash flows (used in) provided by operating activities of discontinued operations	(37.0)	133.3
Net cash flows used in investing activities of discontinued operations	(32.5)	(20.7)
Net cash flows provided by (used in) financing activities of discontinued operations	62.0	(66.5)
Net cash flows (used in) provided by discontinued operations	(7.5)	46.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23.6)	27.3
Net decrease in cash, cash equivalents and restricted cash	(76.3)	(15.2)
Cash, cash equivalents and restricted cash at beginning of period (1)	483.9	423.5
Cash, cash equivalents and restricted cash at end of period (2)	$407.6	$408.3
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $225.4 million and $187.4 million at December 31, 2017 and 2016, respectively.
(2) Includes cash, cash equivalents and restricted cash of discontinued operations of $155.4 million and $203.7 million at September 30, 2018 and 2017, respectively.

 See accompanying notes to the Condensed Consolidated Financial Statements

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(In millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	6,618	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net (loss) income	—	—	—	—	—	—	—	(359.6)	—	(359.6)	3.5	(356.1)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(359.3)	(359.3)	(42.6)	(401.9)
Exercise/ vesting of share based compensation	—	—	50,995	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	727,069	—	9.1	—	—	—	—	9.1	(9.1)	—
Issuance of common stock under ESPP	—	—	99,216	—	0.9	—	—	—	—	0.9	—	0.9
Equity compensation expense	—	—	—	—	12.0	—	—	—	—	12.0	—	12.0
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Balance at September 30, 2018	2,000,000	$—	288,283,219	$2.9	$4,054.0	6,618	$(0.1)	$(1,230.6)	$(780.0)	$2,046.2	$65.1	$2,111.3

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2016	2,000,000	$—	284,221,168	$2.8	$3,981.3	—	$—	$(573.5)	$(674.5)	$2,736.1	$153.7	$2,889.8
Net (loss) income	—	—	—	—	—	—	—	(154.7)	—	(154.7)	4.8	(149.9)
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	264.5	264.5	5.8	270.3
Exercise/ vesting of share based compensation	—	—	104,625	—	—	6,618	(0.1)	—	—	(0.1)	—	(0.1)
Conversion of PDH Common Stock into common stock	—	—	2,674,205	0.1	32.6	—	—	—	—	32.7	(32.7)	—
Issuance of common stock under ESPP	—	—	100,949	—	0.9	—	—	—	—	0.9	—	0.9
Equity compensation expense	—	—	—	—	9.1	—	—	—	—	9.1	—	9.1
Changes in non-controlling interests	—	—	—	—	2.0	—	—	—	—	2.0	(3.2)	(1.2)
Balance at September 30, 2017	2,000,000	$—	287,100,947	$2.9	$4,025.9	6,618	$(0.1)	$(728.2)	$(410.0)	$2,890.5	$128.4	$3,018.9

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
Platform is a global and diversified producer of high-technology specialty chemical products. Platform's business involves the blending of a number of key ingredients to produce proprietary formulations. The Company operates in a wide variety of niche markets across multiple industries, including automotive, electronics, graphics, and offshore oil and gas production and drilling. Platform delivers its products to customers through its sales and service workforce, regional distributors, and manufacturing representatives.
Platform has leading positions in niche segments of high-growth markets. The Company continually seeks opportunities to grow and enhance its strategic position by pursuing inorganic initiatives and focusing on specialty chemical businesses or assets within existing or complementary end-markets, particularly those meeting its “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly-technical sales and customer service, and managing conservatively its capital investments. Platform regularly reviews acquisition opportunities and may acquire businesses that meet its acquisition criteria when it deems it to be financially prudent.
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
On July 20, 2018, the Company entered into the Arysta Sale Agreement to sell its Agricultural Solutions business to UPL for $4.20 billion. Accordingly, Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited interim Condensed Consolidated Financial Statements. See Note 4, Discontinued Operations, for information related to Agricultural Solutions. Subject to the covenants, events of default and provisions discussed in Note 8, Debt, the Company's existing Senior Notes and term loans are not required to be immediately redeemed or repaid in connection with the Announced Arysta Sale. As such, the related liabilities and interest expense are not included in discontinued operations and therefore fully burden continuing operations.
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
Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

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
Statement of Cash Flows (Topic 230) - In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU was issued to reduce diversity in practice with respect to how certain cash receipts and cash payments are classified and presented in the statement of cash flows. The Company adopted the new guidance effective January 1, 2018 and retrospectively reclassified $6.1 million of cash payments for debt prepayments and debt extinguishment costs from "Cash flows from operating activities" to "Cash flows from financing activities" in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.
Recently Issued Accounting Pronouncements Not Yet Adopted
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases in their balance sheets, but to record expenses on their income statements in a manner similar to current accounting. For lessors, the guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The two permitted adoption methods under this ASU are the modified retrospective approach, which requires application of the guidance in all comparative periods presented, and the cumulative-effect-adjustment approach, which allows for application at the adoption date without restating prior periods. The Company is in the process of implementing a new software system and corresponding controls for administering its leases and facilitating compliance with the ASU, including the required disclosures, upon adoption. The Company is currently evaluating the impact of this ASU to its financial statements and related disclosures, and expects to utilize the cumulative-effect-adjustment approach.
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Sales rebates, incentives and discounts are typically earned by customers based on annual sales volume targets. The Company records an estimate for these accruals based on contract terms and its historical experience with similar programs. An estimate for future expected sales returns is recorded based on historical experience with product returns; however, changes to these estimates may be required if the historical data used in the calculation differ from actual experience. Differences between estimated expense and actual costs are typically immaterial and are recognized in earnings in the period such differences are determined. Variable consideration for volume discounts, rebates and returns are recorded as contract liabilities and settled with the customer in accordance with the terms of the applicable contract, typically when annual program requirements are achieved by the customer.
Most performance obligations relate to contracts with a duration of less than one year, in which the Company has the right to invoice the customer at the time the performance obligation is satisfied for the amount of revenue recognized at that time. Accordingly, the Company has elected the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers, not to disclose remaining performance obligations under its contracts. The Company has also elected the practical expedient to expense incremental costs for obtaining contracts with terms of less than one year.
See Note 15, Segment Information, to the Company's unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for a disaggregation of net sales.
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
4. DISCONTINUED OPERATIONS
On July 20, 2018, the Company entered into the Arysta Sale Agreement to sell its Agricultural Solutions business, which consists of Arysta and its subsidiaries, to UPL for $4.20 billion in cash, subject to adjustments. The Announced Arysta Sale is currently targeted to close on December 31, 2018, subject to customary closing conditions and outstanding regulatory clearances. The Company expects the Announced Arysta Sale to maximize long-term value for its stockholders by enabling investors to focus on its specific and differentiated high-quality businesses that serve the specialty chemicals industry.
The Agricultural Solutions business was previously its own reportable segment and has been presented for all periods as discontinued operations in this Quarterly Report as the sale represents a significant strategic shift and was determined to have a major effect on the Company's operations and financial results. Previously allocated corporate costs to the Agricultural Solutions segment have been reallocated to the Performance Solutions segment for all periods presented as these costs are not clearly identifiable as costs of the Agricultural Solutions segment.
In the third quarter of 2018, the Company recorded an estimated asset impairment loss of $376 million as the carrying value of its discontinued operations exceeded the estimated fair value less costs to sell. This estimated impairment loss primarily reflected the recognition of foreign currency translation adjustments that have been recorded in "Accumulated Other Comprehensive Loss" within Stockholders’ Equity. The estimated impairment loss reflects Platform’s best estimate of the amount of the charge at this time. The actual loss on sale will be dependent on a number of factors, including foreign exchange rates on the closing date of the Announced Arysta Sale and other closing adjustments.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising Net income (loss) from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Net sales	$422.1	$423.7	1,414.6	1,317.2
Cost of sales	(260.0)	(260.8)	(850.7)	(769.4)
Selling, technical, general and administrative	(103.6)	(123.9)	(375.5)	(385.6)
Research and development	(12.0)	(12.2)	(38.9)	(36.3)
Impairment loss	(376.0)	—	(376.0)	—
Operating (loss) profit	(329.5)	26.8	(226.5)	125.9
Other expense items	(30.3)	(17.1)	(14.5)	(55.7)
(Loss) income from discontinued operations, before income taxes	(359.8)	9.7	(241.0)	70.2
Income tax expense	(41.8)	(39.1)	(52.3)	(47.1)
(Loss) income from discontinued operations, net of tax	(401.6)	(29.4)	(293.3)	23.1
Net income from discontinued operations attributable to the non-controlling interests	(1.0)	(2.1)	(0.8)	(2.0)
Net (loss) income from discontinued operations attributable to common stockholders	$(402.6)	$(31.5)	$(294.1)	$21.1
The carrying value of major classes of assets and liabilities related to the Company's discontinued operations at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$151.2	$219.4
Accounts receivable, net	815.4	740.5
Inventories	402.1	304.0
Other current assets	176.3	168.2
Current assets of discontinued operations	$1,545.0	$1,432.1

Property, plant and equipment, net	$156.2	$164.9
Goodwill	1,784.1	1,948.5
Intangible assets, net	1,750.3	1,976.5
Other assets (1)	(307.1)	78.7
Non-current assets of discontinued operations	$3,383.5	$4,168.6

Liabilities
Accounts payable	$329.8	$350.6
Current installments of revolving credit facilities	71.9	28.8
Accrued expenses and other current liabilities	440.7	385.5
Current liabilities of discontinued operations	$842.4	$764.9

Deferred income taxes	$357.2	$409.6
Other liabilities	49.2	63.0
Non-current liabilities of discontinued operations	$406.4	$472.6
(1) Includes an estimated impairment loss of $376 million on discontinued operations.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(amounts in millions)	September 30, 2018	December 31, 2017
Finished goods	$118.4	$107.6
Work in process	15.3	14.5
Raw materials and supplies	76.5	64.3
Total inventory, net	$210.2	$186.4

6. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(amounts in millions)	September 30, 2018	December 31, 2017
Land and leasehold improvements	$67.7	$68.9
Buildings and improvements	101.2	94.6
Machinery, equipment, fixtures and software	205.4	195.6
Construction in process	16.6	18.1
Total property, plant and equipment	390.9	377.2
Accumulated depreciation	(120.8)	(89.8)
Property, plant and equipment, net	$270.1	$287.4

For the three months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $10.9 million and $12.3 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $33.8 million and $34.8 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(amounts in millions)
Balance at December 31, 2017
Goodwill	$2,299.2
Accumulated impairment losses	(46.6)
2,252.6
Additions from acquisitions	11.1
Foreign currency translation and other	(76.3)
Balance at September 30, 2018
Goodwill	2,234.0
Accumulated impairment losses	(46.6)
$2,187.4
In May 2018, the Company completed the acquisition of HiTech Korea Co., Ltd. The impact of this acquisition on the Company's results of operations was not material.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $150 million and $153 million at September 30, 2018 and December 31, 2017, respectively.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	September 30, 2018			December 31, 2017
(amounts in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$929.7	$(266.3)	$663.4	$952.0	$(222.5)	$729.5
Developed technology	382.3	(146.0)	236.3	393.0	(119.9)	273.1
Tradenames	5.9	(1.5)	4.4	6.1	(1.1)	5.0
Non-compete agreements	1.6	(1.2)	0.4	1.7	(1.1)	0.6
Total	$1,319.5	$(415.0)	$904.5	$1,352.8	$(344.6)	$1,008.2

For the three months ended September 30, 2018 and 2017, the Company recorded amortization expense on intangible assets of $27.8 million and $27.7 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded amortization expense on intangible assets of $84.7 million and $81.7 million, respectively.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8.  DEBT
The Company’s debt and capital lease obligations consisted of the following:

(amounts in millions)	Maturity Date	Interest Rate	September 30, 2018	December 31, 2017
USD Senior Notes (1)	2022	6.50%	$1,088.4	$1,086.1
EUR Senior Notes (1)	2023	6.00%	402.1	415.1
USD Senior Notes (1)	2025	5.875%	784.5	783.2
First Lien Credit Facility - USD Term Loans (2)	2020	> of 3.50% or LIBOR plus 2.50%	623.3	620.4
First Lien Credit Facility - USD Term Loans (2) (3)	2021	> of 4.00% or LIBOR plus 3.00%	1,123.8	1,121.2
First Lien Credit Facility - Euro Term Loans (2)	2020	> of 3.25% or EURIBOR plus 2.5%	673.6	694.3
First Lien Credit Facility - Euro Term Loans (2) (3)	2021	> of 3.50% or EURIBOR plus 2.75%	693.4	716.0
Borrowings under the Revolving Credit Facility		LIBOR plus 3.00%	—	—
Other			10.5	10.9
Total debt and capital lease obligations			5,399.6	5,447.2
Less: current installments of long-term debt and revolving credit facilities			9.7	10.1
Total long-term debt and capital lease obligations			$5,389.9	$5,437.1

(1)
Senior Notes, net of unamortized premium, discounts and debt issuance costs of $31.3 million and $35.5 million at September 30, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 6.5% at September 30, 2018 and December 31, 2017.

(2)
First Lien Credit Facility term loans, net of unamortized discounts and debt issuance costs of $25.2 million and $33.3 million at September 30, 2018 and December 31, 2017, respectively. Weighted average effective interest rate of 4.7% and 4.5% at September 30, 2018 and December 31, 2017, respectively, including the effects of interest rate swaps. See Note 9, Financial Instruments, to the Company's unaudited interim Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps.

(3)
The maturity date will extend to June 7, 2023, provided that the Company is able to prepay, redeem or otherwise retire and/or refinance in full its $1.10 billion 6.50% USD Senior Notes due 2022, as permitted under the Amended and Restated Credit Agreement, on or prior to November 2, 2021.

Amended and Restated Credit Agreement
The Company is party to the Amended and Restated Credit Agreement, which governs the First Lien Credit Facility and the Revolving Credit Facility (in U.S. dollar or multicurrency). A portion of the Revolving Credit Facility not in excess of $30.0 million is available for the issuance of letters of credit. At September 30, 2018, the maximum borrowing capacity under the Amended and Restated Credit Agreement totaled $485 million, which consisted of (i) an aggregate principal amount of up to $240 million under the Revolving Credit Facility to be denominated in U.S. dollars, and (ii) an aggregate principal amount of up to $245 million under the Revolving Credit Facility to be denominated in multicurrency. Loans under the Revolving Credit Facility bear interest at a rate per annum equal to 3.00% plus an adjusted eurocurrency rate, or 2.00% plus an adjusted base rate, each as calculated as set forth in the Amended and Restated Credit Agreement.
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
Covenants, Events of Default and Provisions
The Amended and Restated Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. In particular, the Revolving Credit Facility imposes a financial covenant to maintain a first lien net leverage ratio of no greater than 6.25 to 1.0; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced from the ratio stated above to 4.0 to 1.0, in each case subject to a right to cure. A violation of this financial covenant can become an event of default under the Credit Facilities and result in the acceleration of all of the Company's indebtedness. Borrowings under the Amended and Restated Credit Agreement are subject to mandatory prepayment from the proceeds of certain dispositions of assets and from certain insurance and condemnation proceeds, excess cash flow and debt incurrences, in each case, subject to customary carve-outs and exceptions, including the option for the Company to reinvest such proceeds in its businesses within 360 days of receipt, in all cases subject to the satisfaction of financial covenants. Borrowings under the Amended and Restated Credit Agreement are also subject to mandatory prepayment provisions in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
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
In addition, the Amended and Restated Credit Agreement contains a yield protection provision wherein the yield on any current indebtedness issued under the Amended and Restated Credit Agreement would be increased to within 50 basis points of the yield on any additional incremental term loan(s), in the event such incremental term loan(s) provided an initial yield, including original issuance discount (calculated pursuant to the yield calculation provisions in the Amended and Restated Credit Agreement), in excess of 50 basis points of the yield on any existing term loan indebtedness.
At September 30, 2018, the Company was in compliance with the debt covenants contained in the Credit Facilities and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $468 million, net of letters of credit, under the Revolving Credit Facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities, and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2018 and December 31, 2017, there were no principal amounts outstanding under such facilities. The Company also had letters of credit outstanding of $17.5 million and $19.3 million at September 30, 2018 and December 31, 2017, respectively, of which $16.8 million and $18.6 million at September 30, 2018 and December 31, 2017, respectively, reduced the borrowings available under the various facilities. At September 30, 2018 and December 31, 2017, the availability under these facilities totaled approximately $497 million and $509 million, respectively, net of outstanding letters of credit.
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
9. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, interest rates and commodity prices. Derivative financial instruments, such as foreign currency exchange forward contracts, interest rate swaps and commodities futures contracts are used to manage risks associated with changes in market conditions. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and does not anticipate nonperformance by any counterparties.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At September 30, 2018, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2018 and December 31, 2017 was approximately $125 million and $201 million, respectively, with settlement dates generally within one year.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $30.5 million and $31.8 million at September 30, 2018 and December 31, 2017, respectively. All contracts outstanding at September 30, 2018 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
Unrealized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates
The Company entered into interest rate swaps to effectively fix the floating base rate portion of its interest payments on approximately $1.13 billion of U.S. dollar denominated debt and €277 million of euro denominated debt at 1.96% and 1.20%, respectively, through June 2020.
Changes in the fair value of a derivative instrument that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Other comprehensive (loss) income" and reclassified from "Accumulated other comprehensive loss" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net."
For the three and nine months ended September 30, 2018, the Company's interest rate swaps were deemed highly effective utilizing the dollar-offset method of assessing hedge effectiveness. The ineffectiveness resulting from the repriced portion of the Company's euro-denominated debt in 2017 totaled $0.2 million and $0.8 million for the three and nine months ended September 30, 2018, respectively, and was recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The Company expects to reclassify $6.7 million of income from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(amounts in millions)	Balance sheet location	Classification	September 30, 2018	December 31, 2017
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$0.3	$2.0
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	7.3	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	7.9	3.4
Available for sale equity securities	Other assets	Level 1	0.3	2.4
Available for sale equity securities	Other assets	Level 2	—	0.6
Total			$15.8	$8.4

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	$2.5	$1.4
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	0.6	2.8
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	0.4	0.8
Long-term contingent consideration	Contingent consideration	Level 3	81.7	79.2
Total			$85.2	$84.2

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

•
Common Stock - The common stock performance target, which represents an expected future payment value of $40.0 million, has been satisfied and is recorded at its present value utilizing a discount rate of approximately 2.84%. An increase or decrease in the discount rate of 1% changes the fair value measure of the metric by approximately $0.9 million.

•
Adjusted EBITDA - The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on future forecasts and present value assumptions which include a discount rate of approximately 10.00% and expected future payment value of $60.0 million calculated using a probability weighted Adjusted EBITDA assessment with higher probability associated with the Company achieving the maximum Adjusted EBITDA targets. An increase or a decrease in the discount rate of 1%, within a range of probability between 80% and 100%, changes the estimated fair value measure of the metric by approximately $1.3 million.

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses. During the three and nine months ended September 30, 2018, the only change to the long-term contingent consideration liability was to adjust the instrument to its estimated fair value.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no significant transfers between the fair value hierarchy levels for the three and nine months ended September 30, 2018.
The carrying value and estimated fair value of the Company’s long-term debt totaled $5.39 billion and $5.50 billion, respectively, at September 30, 2018, and $5.44 billion and $5.58 billion, respectively, at December 31, 2017. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
10. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At September 30, 2018 and December 31, 2017, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis (i) in the event of a change of control of the Company following an acquisition or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of the Company's common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85 per share.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of 8,774,527 shares of PDH Common Stock. The PDH Common Stock is recorded in the Condensed Consolidated Balance Sheets as "Non-controlling interests" and will continue to be classified as such until it is fully converted into shares of the Company's common stock. Of the shares initially issued, 4,688,854 have been converted and a like number of shares of the Company's common stock have been issued through September 30, 2018. Non-controlling interest at September 30, 2018 and 2017, totaled 3.27% and 4.02%, respectively.
For the three months ended September 30, 2018 and 2017 approximately $2.0 million and $0.7 million, respectively, of net income has been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations. For each of the nine month periods ended September 30, 2018 and 2017, approximately $2.6 million of net income has been allocated to the Retaining Holders.
Conditional Board Approval of Share Repurchases of up to $750 million
The Board has authorized up to $750 million in potential share repurchases, conditioned upon the closing of the Announced Arysta Sale. The timing, method and ultimate amount of any share repurchases cannot be determined at this time.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

11.  LOSS PER SHARE
A computation of loss per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions, except per share amounts)	2018	2017	2018	2017
Net loss from continuing operations	$(4.3)	$(36.9)	$(62.8)	$(173.0)
Net income attributable to the non-controlling interests	(2.0)	(0.8)	(2.7)	(2.8)
Net loss from continuing operations attributable to common stockholders	(6.3)	(37.7)	(65.5)	(175.8)
Numerator adjustments for diluted EPS:	—	—	—	—
Net loss from continuing operations attributable to common stockholders for diluted EPS	$(6.3)	$(37.7)	$(65.5)	$(175.8)

Basic weighted average common shares outstanding	288.2	286.7	288.1	285.8
Denominator adjustments for diluted EPS:	—	—	—	—
Dilutive weighted average common shares outstanding	288.2	286.7	288.1	285.8

Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.02)	$(0.13)	$(0.23)	$(0.62)
Diluted	$(0.02)	$(0.13)	$(0.23)	$(0.62)

Dividends per share paid to common stockholders	$—	$—	$—	$—

For the three and nine months ended September 30, 2018 and 2017, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for RSUs contingent upon performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Shares issuable upon conversion of PDH Common Stock	4.1	5.4	4.2	6.3
Shares issuable upon conversion of Series A Preferred Stock	2.0	2.0	2.0	2.0
Shares issuable for the contingent consideration	6.9	7.5	7.7	6.7
Shares issuable upon vesting and exercise of stock options	0.1	0.1	0.1	0.1
Shares issuable upon vesting of RSUs	2.1	0.9	1.5	0.8
Total	15.2	15.9	15.5	15.9

12. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Asset Retirement Obligations (AROs)
The Company has recognized AROs for properties where it can make a reasonable estimate of the future expenditures necessary to satisfy the related obligations. When calculating its ARO liability, the Company considers identified legally-enforceable obligations, estimated settlement dates and appropriate discount and inflation rates.
The Company's ARO liabilities included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $7.0 million and $6.9 million at September 30, 2018 and December 31, 2017, respectively.

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
The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $18.6 million and $27.9 million at September 30, 2018 and December 31, 2017, respectively, primarily driven by environmental remediation, clean-up costs, and monitoring of sites that were either closed or disposed of in prior years. As of the date hereof, management does not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities, and is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters.
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
In June 2017, MacDermid Printing and DuPont reached an agreement to settle and dismiss their respective lawsuits against each other, as well as MacDermid Printing's lawsuit against Cortron Corporation, involving MacDermid Printing's flexographic printing technology and related business. In connection with the settlement, in July 2017, DuPont made a payment of $20.0 million to MacDermid Printing, and the Company recorded a net settlement gain in the second quarter of 2017 totaling $10.6 million in the Condensed Consolidated Statement of Operations as "Other (expense) income, net." The settlement resolved all outstanding litigation between MacDermid Printing, DuPont and Cortron Corporation.
13. INCOME TAXES
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

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Tax Reform
On December 22, 2017, the TCJA was enacted into law in the United States. The legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21%, effective January 1, 2018, a one-time transition tax on foreign earnings which have not previously been subject to tax in the United States, as well as a variety of other changes, including limitation of the tax deductibility of interest expense, limitations on the deduction of net operating losses, new taxes on certain foreign-sourced earnings, and modification or repeal of certain business deductions and credits.
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
14. RELATED PARTY TRANSACTIONS
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
15. SEGMENT INFORMATION
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
As discussed in Note 4, Discontinued Operations, in the three months ended September 30, 2018, the Agricultural Solutions segment met the requirements to be classified as discontinued operations. As a result, the Agricultural Solutions' operations have been excluded from the segment reporting below.
Segment Performance
The Company allocates resources and evaluates the performance of its operating segment based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA is defined as earnings from continuing operations attributable to common stockholders before interest, taxes, depreciation and amortization, as further adjusted for additional items included in earnings that are not considered to be representative or indicative of the segment's ongoing business. Adjusted EBITDA also includes corporate costs, such as compensation expense and professional fees.

PLATFORM SPECIALTY PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes financial information regarding Performance Solutions’ results from continuing operations, including disaggregated net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Net Sales:
Assembly Solutions	$152.1	$151.2	$454.2	$429.9
Electronics Solutions	139.7	137.9	421.3	398.8
Industrial Solutions	137.2	133.6	424.7	390.8
Graphics Solutions	40.1	39.1	119.5	115.8
Offshore Solutions	19.4	18.8	62.9	54.7
Total net sales	$488.5	$480.6	$1,482.6	$1,390.0

Adjusted EBITDA	$108.3	$107.8	$321.8	$297.7
The following table reconciles "Net loss attributable to common stockholders" to Adjusted EBITDA:

	Three months ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Net loss attributable to common stockholders	$(408.9)	$(69.2)	$(359.6)	$(154.7)
Add (subtract):
Net income attributable to the non-controlling interests	3.0	2.9	3.5	4.8
Loss (income) from discontinued operations, net of tax	401.6	29.4	293.3	(23.1)
Income tax (benefit) expense	(18.8)	(1.6)	21.1	20.2
Interest expense, net	77.9	84.7	233.4	256.3
Depreciation expense	10.9	12.3	33.8	34.8
Amortization expense	27.8	27.7	84.7	81.7
EBITDA	93.5	86.2	310.2	220.0
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	1.0	8.9	4.3	16.2
Acquisition and integration costs	5.2	0.4	9.7	3.9
Legal settlement	—	—	—	(10.6)
Foreign exchange loss on foreign denominated external and internal long-term debt	3.8	11.5	0.7	49.3
Debt refinancing costs	—	0.8	—	14.6
Gain on sale of equity investment	—	—	(11.3)	—
Other, net	4.8	—	8.2	4.3
Adjusted EBITDA	$108.3	$107.8	$321.8	$297.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2017 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under "Forward-Looking Statements” and in Part II, Item 1A, "Risk Factors" of this Quarterly Report as well as in Part I, Item 1A, "Risk Factors" of our 2017 Annual Report.
Overview
Our Business
Platform, incorporated in Delaware in January 2014, is a global and diversified producer of high technology specialty chemical products. Our business involves the blending of a number of key ingredients to produce proprietary formulations. Utilizing our strong industry insight, process know-how, and creative research and development, we partner with our customers to provide innovative and differentiated solutions that are integral to their finished products. We operate in a wide variety of attractive niche markets across multiple industries, including automotive, electronics, graphics, and offshore oil and gas production and drilling, and we believe that the majority of our operations hold strong positions in the product markets they serve. Our product innovations and product extensions are expected to continue to drive sales growth in both new and existing markets, while also expanding margins by continuing to offer high customer value propositions.
We have leading market positions in niche segments of high-growth markets and continually seek opportunities to grow and enhance our strategic position by pursuing inorganic initiatives and focusing on specialty chemical businesses or assets within existing or complementary end-markets, particularly those meeting our “Asset-Lite, High-Touch” philosophy, which involves prioritizing resources to research and development, offering highly-technical sales and customer service, while managing conservatively our investments in fixed assets and capital expenditures. We regularly review acquisition opportunities and may acquire businesses that meet our acquisition criteria when we deem it to be financially prudent.
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
Our Operations
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. As discussed in Note 4, Discontinued Operations, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report, the Agricultural Solutions segment met the requirements to be classified as discontinued operations. As a result, the Agricultural Solutions' operations have been excluded from the segment description below.
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
The segment focuses on attractive niche markets, which we believe will grow faster than the diverse end-markets we serve. It provides specialty chemical solutions through the following five businesses:

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
Announced Arysta Sale
Discontinued Operations Resulting from the Announced Arysta Sale
On July 20, 2018, we entered into the Arysta Sale Agreement to sell our Agricultural Solutions business, which consists of Arysta and its subsidiaries, to UPL for $4.20 billion in cash, subject to adjustments. As a result of entering into the Arysta Sale Agreement, the Agricultural Solutions business is being reported as discontinued operations in this Quarterly Report.
We recorded an estimated asset impairment loss of $376 million in the third quarter of 2018 as the carrying value of the Agricultural Solutions' business exceeded its estimated fair value, less costs to sell, primarily due to the recognition of foreign currency translation adjustments previously recorded in Accumulated Other Comprehensive Loss within Stockholders’ Equity. The estimated impairment loss reflects our best estimate of the amount of the charge at this time. The actual loss on the Announced Arysta Sale will be dependent on a number of factors, including foreign exchange rates on the closing date of the sale and other closing adjustments.
The Announced Arysta Sale is currently targeted to close on December 31, 2018, although the timing will be subject to customary closing conditions including receipt of outstanding regulatory clearances. Several key antitrust approvals have already been received, including in Brazil, Colombia, South Africa and the United States (Hart-Scott-Rodino Act, or HSR).
Conditional Board Approval of Share Repurchases of up to $750 million
The proceeds of the Announced Arysta Sale are expected to be used primarily to pay down a portion of our existing debt. We also may repurchase shares of our common stock in accordance with the previously-announced share repurchases program of up to $750 million approved by the Board, conditioned upon the closing of the Announced Arysta Sale. The timing, method and ultimate amount of any share repurchases cannot be determined at this time.
Intended Company Name Change
In connection with the Announced Arysta Sale, we announced our plan to change the name of the Company to Element Solutions Inc, effective at closing. We expect our shares of common stock to be traded on the NYSE under the ticker symbol “NYSE:ESI.”

Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 2, Recent Accounting Pronouncements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Results of Operations
Three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017
The following table summarizes our results from continuing operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic	2018	2017	Reported	Constant Currency	Organic
Net sales	$488.5	$480.6	2%	4%	3%	$1,482.6	$1,390.0	7%	4%	4%
Cost of sales	278.9	272.4	2%	5%		847.2	788.4	7%	5%
Gross profit	209.6	208.2	1%	3%		635.4	601.6	6%	3%
Selling, technical, general and administrative	139.5	140.2	—%	1%		424.6	420.2	1%	(1)%
Research and development	10.5	11.2	(6)%	(6)%		33.1	33.8	(2)%	(3)%
Operating profit	59.6	56.8	5%	9%		177.7	147.6	20%	17%
Interest expense, net	(77.9)	(84.7)	(8)%			(233.4)	(256.3)	(9)%
Foreign exchange (loss) gain	(4.7)	(11.2)	(58)%			0.4	(47.5)	nm
Other (expense) income, net	(0.1)	0.6	nm			13.6	3.4	nm
Income tax benefit (expense)	18.8	1.6	nm			(21.1)	(20.2)	4%
Net loss from continuing operations	(4.3)	(36.9)	(88)%			$(62.8)	$(173.0)	(64)%
(Loss) income from discontinued operations, net of tax	(401.6)	(29.4)	nm			(293.3)	23.1	nm
Net loss	$(405.9)	$(66.3)	nm			$(356.1)	$(149.9)	nm

(nm)	Calculation not meaningful.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain non-GAAP financial measures, such as operating results on a constant currency and organic basis. Management internally reviews each of these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. We believe these non-GAAP financial measures, which are each further described below, provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on our financial results in any particular period.

These non-GAAP financial measures, however, have limitations as analytical tools, and should not be considered in isolation from, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in the Company's financial statements, and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report, and not to rely on any single financial measure to evaluate our business.
Constant Currency
We disclose operating results from net sales through operating profit on a constant currency basis by adjusting to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we evaluate our financial results internally.
The impact of foreign currency translation is calculated by converting our current-period local currency financial results into U.S. dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the impact of foreign currency translation. The foreign exchange impacts on the quarter-to-date results were primarily the result of depreciation in the Brazilian real and Chinese yuan, while the impacts on the year-to-date results were primarily the result of appreciation in the euro, Chinese yuan and British pound, partially offset by depreciation in the Brazilian real.
Organic Net Sales Growth
Organic sales growth is defined as net sales excluding the impact of foreign currency translation, changes due to pass-through pricing of certain metals, and acquisitions and/ or divestitures, as applicable. Management believes this non-GAAP financial measure provides investors with a more complete understanding of the underlying net sales trends by providing comparable sales over differing periods on a consistent basis.
The following table reconciles GAAP net sales growth to organic net sales growth for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018
Reported Net Sales Growth	Impact of Currency	Change in Pass-Through Metals Pricing	Acquisitions/ (Divestitures)	Organic Sales Growth
2%	2%	—%	—%	3%
Nine Months Ended September 30, 2018
Reported Net Sales Growth	Impact of Currency	Change in Pass-Through Metals Pricing	Acquisitions/ (Divestitures)	Organic Sales Growth
7%	(3)%	—%	—%	4%
NOTE: totals may not sum due to rounding
For the three months ended September 30, 2018, pass-through metals pricing had a positive impact of $0.6 million and acquisitions had a positive impact of $2.3 million on net sales.
For the nine months ended September 30, 2018, pass-through metals pricing had a negative impact of $2.0 million and acquisitions had a positive impact of $3.5 million on net sales.

Net Sales

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	Organic	2018	2017	Reported	Constant Currency	Organic
Net sales	$488.5	$480.6	2%	4%	3%	$1,482.6	$1,390.0	7%	4%	4%
Net sales in the third quarter of 2018 increased by 2% (4% on a constant currency and 3% on an organic basis). Organic net sales increased across all of our businesses, driven largely by our Industrial business. Industrial Solutions contributed to the segment's organic sales growth primarily through favorable commodity pricing in the Americas and strong demand for core industrial and Fernox products in Europe, partially offset by lower demand in the automotive markets. Organic growth in our Electronics business, which was mostly driven by memory disk and semi-conductor products, was partially offset by lower core sales in Asia. We also saw moderate organic growth in our Assembly business, driven primarily by favorable pricing in bar and wire products in the Americas and Europe, which offset volume softness in Asia. Our Graphics business benefited modestly from strong sales in Latin America and Asia, which were partially offset by declines in the North America. Demand in our Offshore business benefited from improved business conditions in offshore drilling markets and higher fill activity in the period, particularly in the Americas.
On a year-to-date basis, net sales increased by 7% (4% on a constant currency and organic basis). Organic sales growth in our Industrial business benefited from strong growth of surface treatment chemistries in Europe, film products in the Americas and global growth in our Fernox products. Organic sales growth in our Assembly business contributed broadly across product lines, particularly solder paste and bar products in Asia and the Americas. Our Offshore businesses contributed gains primarily from the Americas. Growth in our Electronics business was driven primarily by higher semiconductor and core electronics sales volume in North America.
Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Gross profit	$209.6	$208.2	1%	3%	$635.4	$601.6	6%	3%

Gross margin	42.9%	43.3%	(40) bps	(40) bps	42.9%	43.3%	(40) bps	(30) bps
Gross profit in the third quarter of 2018 increased by 1% (3% at constant currency). Constant currency growth was driven primarily by higher revenues as discussed above. This growth was partially offset by unfavorable product mix in our Electronics business, which recorded a lower proportion of high-margin product sales, most notably in Korea.
On a year-to-date basis, gross profit increased by 6% (3% at constant currency). The primary driver of the increase in constant currency gross profit and gross margin was an increase in the year-to-date sales growth as discussed above. This growth was partially offset by margin decline resulting primarily from unfavorable product mix in our Electronics and Industrial businesses which recorded a lower proportion of high-margin product sales, the impact of certain raw material price inflation year-over-year and increases in logistics and warehousing costs resulting from our plant rationalization initiatives.

Selling, Technical, General and Administrative Expense (STG&A)

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
STG&A	$139.5	$140.2	—%	1%	$424.6	$420.2	1%	(1)%

STG&A as a % of net sales	28.5%	29.1%	(60) bps	(80) bps	28.6%	30.2%	(160) bps	(140) bps
STG&A in the third quarter of 2018 remained relatively unchanged (increased 1% at constant currency). On a constant currency basis, the cost increase was primarily due to higher integration costs, partially offset by lower restructuring.
On a year-to-date basis, STG&A increased by 1% (decreased 1% at constant currency).  The decrease in constant currency STG&A expense was the result of lower costs associated with our restructuring actions, partially offset by increased integration costs, operating cost inflation and higher selling costs.
Research and Development Expense (R&D)

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
R&D	$10.5	$11.2	(6)%	(6)%	$33.1	$33.8	(2)%	(3)%

R&D as a % of net sales	2.2%	2.4%	(20) bps	(20) bps	2.2%	2.4%	(20) bps	(20) bps
Operating Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Operating profit	$59.6	$56.8	5%	9%	$177.7	$147.6	20%	17%

Operating margin	12.2%	11.8%	40 bps	60 bps	12.0%	10.6%	140 bps	130 bps
Operating profit in the third quarter of 2018 increased by 5% (9% at constant currency), representing an operating margin of 12.2%. The increase in constant currency operating profit and margin was driven primarily by the higher gross profit noted above.
On a year-to-date basis, operating profit increased by 20% (17% at constant currency) to an operating margin of 12.0%.  The increase in constant currency operating profit and margin was driven primarily by higher gross profit and lower operating expenses, as noted above.

Total Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Other (expense) income
Interest expense, net	$(77.9)	$(84.7)	$(233.4)	$(256.3)
Foreign exchange (loss) gain	(4.7)	(11.2)	0.4	(47.5)
Other (expense) income, net	(0.1)	0.6	13.6	3.4
Total	$(82.7)	$(95.3)	$(219.4)	$(300.4)
Interest Expense, Net
For the three and nine months ended September 30, 2018, net interest expense decreased $6.8 million and $22.9 million, respectively. The decrease in net interest expense, both in the quarter and year-to-date, was primarily driven by the redemption of our 10.375% senior notes and the repricing of a portion of our term loans in 2017, which decreased the weighted average effective interest rate on our Senior Notes from approximately 7.8% at September 30, 2017 to 6.5% at September 30, 2018, and on our term loans from approximately 5.0% at September 30, 2017 to 4.7% at September 30, 2018.
Foreign Exchange (Loss) Gain
For the three months ended September 30, 2018 and 2017, foreign exchange loss totaled $4.7 million and $11.2 million, respectively. For the nine months ended September 30, 2018 and 2017, foreign exchange gain (loss) totaled $0.4 million and $(47.5) million, respectively. The change in foreign exchange losses and gains for both periods presented was primarily related to the remeasurement of British pound and Taiwan dollar denominated intercompany balances and euro-denominated debt to U.S. dollar.
Other (Expense) Income, Net
For the nine months ended September 30, 2018 and 2017, other income, net totaled $13.6 million and $3.4 million, respectively. The year-to-date change was primarily related to a gain on the sale of an equity investment of $11.3 million. Prior year activity included a favorable legal settlement of $10.6 million, which was largely offset by $7.8 million of debt extinguishment costs.
Income Tax

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in millions)	2018	2017	2018	2017
Income tax
Income tax benefit (expense)	$18.8	$1.6	$(21.1)	$(20.2)
Effective tax rate	81.4%	4.2%	(50.6)%	(13.2)%
For the three months ended September 30, 2018 and 2017, income tax benefit totaled $18.8 million and $1.6 million, respectively. The income tax benefit in 2018 is driven by anticipated costs associated with the recapitalization of our balance sheet arising from the Announced Arysta Sale. These costs impact our quarterly tax provision as it is based on full year expected earnings by jurisdiction and were not included in the expected earnings of previous quarters.
For the nine months ended September 30, 2018 and 2017, income tax expense totaled $21.1 million and $20.2 million, respectively. The change in the effective tax rate is primarily due to a reduction in losses and a corresponding change in recognition of valuation allowances on net operating losses that may not be recoverable in jurisdictions resulting in no tax impact.

(Loss) Income from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, for the three months ended September 30, 2018 totaled $402 million, as compared to a net loss of $29.4 million in the prior year. For the nine months ended September 30, 2018, loss from discontinued operations, net of tax, totaled $293 million, compared to net income of $23.1 million in the prior year. The increased loss in both periods was driven by an estimated impairment of $376 million which primarily reflected the recognition of foreign currency translation adjustments recorded in "Accumulated Other Comprehensive Loss" within Stockholders’ Equity.
Other Comprehensive (Loss) Income
Other comprehensive loss for the three months ended September 30, 2018 totaled $92.0 million, as compared to income of $129 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the Brazilian real, Chinese yuan and euro partially offset by gains associated with the British pound.
For the nine months ended September 30, 2018, other comprehensive loss totaled $402 million, compared to income of $270 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the Brazilian real, Chinese yuan, euro and Canadian dollar partially offset by gains associated with the British pound.
Segment Performance
Our operations are organized into two reportable segments: Performance Solutions and Agricultural Solutions. As discussed in Note 4, Discontinued Operations, to our unaudited interim Condensed Consolidated Financial Statements, included in this Quarterly Report, in the three months ended September 30, 2018, the Agricultural Solutions segment met the requirements to be classified as discontinued operations. As a result, the Agricultural Solutions' operations have been excluded from the segment discussion below. For additional information regarding our segments, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under "Overview," and Notes 4, Discontinued Operations, and 15, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements, included in this Quarterly Report.
Adjusted EBITDA
We utilize Adjusted EBITDA as one of the measures to evaluate the performance. Adjusted EBITDA includes corporate costs, such as compensation expense and professional fees. See Note 15, Segment Information, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for more information and a reconciliation of Net loss attributable to common stockholders to Adjusted EBITDA.

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
($ amounts in millions)	2018	2017	Reported	Constant Currency	2018	2017	Reported	Constant Currency
Adjusted EBITDA	108.3	107.8	1%	3%	321.8	297.7	8%	5%

Adjusted EBITDA as a % of net sales	22.2%	22.4%	(20) bps	(20 bps)	21.7%	21.4%	30 bps	20 bps
Performance Solutions' Adjusted EBITDA in the third quarter of 2018 increased by 1% (3% at constant currency). The constant currency increase was driven primarily by gross profit growth in our Offshore and Graphics businesses combined with the containment of operating expenses, as noted above. This growth was partially offset by unfavorable product mix in Industrial Solutions.

On a year-to-date basis, Performance Solutions' Adjusted EBITDA increased 8% (5% at constant currency).  The constant currency increase and margin expansion was driven primarily by gross profit growth in our Assembly, Offshore and Electronics businesses combined with the containment of operating expenses, as noted above.
Liquidity and Capital Resources
At September 30, 2018, our indebtedness totaled $5.40 billion, of which $1.31 billion consisted of term loans under our Amended and Restated Credit Agreement which will become due in 2020.  As a result of our interest rate swaps, approximately 69% of our debt is fixed, with the remaining balance subject to fluctuations in the one-month LIBOR and EURIBOR. On July 20, 2018, we entered into the Arysta Sale Agreement to sell our Agricultural Solutions business for $4.20 billion in cash, subject to adjustments, the proceeds of which are expected to be used primarily to reduce our existing debt, for which we may incur significant nonrecurring expenses. We may also repurchase shares of our common stock in conjunction with the Board's authorization of up to $750 million in potential share repurchases, conditioned upon the closing of the Announced Arysta Sale. The expected interest payments on our Senior Notes and term loans total approximately $275 million per year over the next two years, prior to any potential use of the expected proceeds from the Announced Arysta Sale and the impact of this sale on our capital structure.
Our primary sources of liquidity during the nine months ended September 30, 2018 were periodic borrowings under our Revolving Credit Facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations. We believe that our cash and cash equivalents and cash generated from operations, supplemented by availability under our lines of credit, including our Revolving Credit Facility, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, potential share repurchases or refinancings of our existing debt instruments, working capital cycles and/or future acquisitions may require additional funding, which may include proceeds from the Announced Arysta Sale as well as future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
During the nine months ended September 30, 2018, approximately 76% of our net sales was generated from non-U.S. operations. We expect to continue to generate significant revenue from non-U.S. operations and, as a result, have a substantial portion of our cash held predominately by our foreign subsidiaries. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested and reassess whether there is a demonstrated need to repatriate funds held internationally. If, as a result of our review, it is determined that all or a portion of the funds require repatriation, we may be required to accrue additional foreign taxes. Of our $252 million of cash and cash equivalents at September 30, 2018, $247 million were held by our foreign subsidiaries.
The following is a summary of our cash flows used in operating, investing, and financing activities of continuing operations during the periods indicated:

	Nine Months Ended September 30,
(amounts in millions)	2018	2017
Cash used in operating activities	$(26.4)	$(65.0)
Cash used in investing activities	$(18.0)	$(14.5)
Cash used in financing activities	$(0.8)	$(9.1)
Operating Activities
During the nine months ended September 30, 2018, cash used in operating activities totaled $26.4 million, compared to $65.0 million used during the nine months ended September 30, 2017. This $38.6 million decreased use of cash in operating activities was driven primarily by higher cash operating profits (net loss adjusted for non-cash items), including the benefit of $11.2 million of lower interest payments, offset in part by higher payments related to our facility integration initiatives and environmental matters.
Investing Activities
Cash flows used in investing activities totaled $18.0 million during the nine months ended September 30, 2018, as compared to $14.5 million used during the nine months ended September 30, 2017. The $3.5 million increased use of cash in investing activities was driven by a year-over-year decrease in proceeds from the disposal of fixed assets and a $4.9 million reduction in capital expenditures. During the current year, we received $25.0 million of proceeds from the sale of an equity investment, which was offset in part by $28.2 million of acquisition spending.
Financing Activities
Cash flows used in financing activities totaled $0.8 million during the nine months ended September 30, 2018, as compared to $9.1 million used during the nine months ended September 30, 2017. This $8.3 million decreased use of cash was primarily driven by $6.1 million of debt extinguishment costs in 2017.
Financial Borrowings
Credit Facilities
At September 30, 2018, we had $5.40 billion of indebtedness, which primarily included:

•	$2.28 billion of Senior Notes; and

•	$3.11 billion of term debt arrangements outstanding under our First Lien Credit Facility.
Availability under our Revolving Credit Facility and various lines of credit and overdraft facilities totaled $497 million at September 30, 2018 (net of $16.8 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
Our Credit Facilities contain various affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions.  Our Revolving Credit Facility requires compliance with certain financial covenants, including a first lien net leverage ratio of no greater than 6.25 to 1.0 of (x) consolidated indebtedness secured by a first lien minus unrestricted cash and cash equivalents of the borrowers and guarantors under the Amended and Restated Credit Agreement to (y) consolidated EBITDA for the four most recent fiscal quarters; provided that in the event that the Company or certain of its subsidiaries (i) incur incremental facilities in an aggregate amount in excess of $250 million or (ii) make restricted payments in an aggregate amount in excess of $50 million, the first lien net leverage ratio will be reduced to 4.0 to 1.0, in each case subject to a right to cure. In addition, our Amended and Restated Credit Agreement requires mandatory prepayments in the case of excess cash flow, calculated as set forth in the Amended and Restated Credit Agreement, of 75% with step-downs to 50%, 25% and 0% based on the applicable first lien net leverage ratio on the prepayment date.
Lastly, our Senior Notes are governed by indentures which also provide, among other things, for customary affirmative and negative covenants, events of default, and other customary provisions.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as letters of credit and operating leases.

For additional information regarding letters of credit, see Note 8, Debt, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
As a result of ASU No. 2016-02, “Leases,” we will be required to record lease liabilities and right-of-use assets for all of our qualifying operating leases that are currently treated as off-balance sheet transactions beginning on January 1, 2019. For additional information, see Note 2, Recent Accounting Pronouncements, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
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
The material weakness in our internal control relating to the accounting for income taxes continued to exist as of the end of the period covered by this Quarterly Report and our management continues to be actively engaged in implementing the remediation initiatives described in our 2017 Annual Report. Our ongoing remediation efforts to design and implement integrated processes, enhancing our internal controls over the accounting for income taxes, include the implementation of the following previously stated initiatives:

•	improving the overall tax provision process by redesigning and updating our policies and procedures;

•	enhancing our income tax controls to include specific activities to assess the accounting for significant complex transactions and other tax related judgments;

•	deploying training initiatives to incorporate updated policies, processes and controls into standard procedures; and

•	aligning staff to reflect the structure and experience levels necessary to execute the enhanced control environment.
While we believe that significant progress continues to be made, additional time is necessary to fully implement and demonstrate the effectiveness of these remediation initiatives and until remediated, the material weakness described above could result in material misstatements of our annual or interim consolidated financial statements that would not be prevented or detected. We are committed to operating effective controls, and management continues to regularly assess the progress and sufficiency of the ongoing initiatives and make adjustments as and when necessary. Our remediation efforts are also subject to ongoing Audit Committee oversight. Our goal continues to be to remediate this material weakness concurrently with the filing of our annual report on Form 10-K for the year ended December 31, 2018.

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
In addition, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 12, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
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
The completion of the Announced Arysta Sale is subject to closing conditions, including approvals from antitrust authorities and certain other governmental authorities. We and UPL are pursuing all required consents, clearances and authorizations in accordance with the Arysta Sale Agreement. However, no assurance can be given that the required consents, clearances and authorizations will be obtained and, even if all such consents, clearances and authorizations are obtained, no assurance can be given as to the terms, conditions and timing of the consents, clearances and authorizations. These consents, clearances and authorizations may also impose conditions, which may delay or alter the parties' ability to complete the Announced Arysta Sale.
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

•
the current trading price of our common stock may reflect a market assumption that the Announced Arysta Sale will be completed, and may be materially impacted if the closing is delayed or the transaction completed under different, less favorable terms, or if the Arysta Sale Agreement is terminated; and

•
the attention of our management may be directed toward the closing of the Announced Arysta Sale and related matters, and their focus may be diverted from the day-to-day business operations of our Company, including from other opportunities that might otherwise be beneficial to us.

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

31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101. INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*    Filed herewith.
**     Furnished herewith.
†     This Exhibit represents a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 1, 2018.

PLATFORM SPECIALTY PRODUCTS CORPORATION

By:	/s/ John P. Connolly
John P. Connolly
Chief Financial Officer
(Principal Financial Officer)