Form 10-Q
period 2019-03-31
Element Solutions Inc
filed 2019-05-01
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                      to

Commission file number: 001-36272
Element Solutions Inc
(Exact name of Registrant as specified in its charter)

Delaware	37-1744899
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Boulevard, Suite 127 Fort Lauderdale, Florida	33394
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class	April 26, 2019
Common Stock, par value $0.01 per share	257,553,622 shares

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., parent company of the former Agricultural Solutions segment.
Arysta Sale
Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL for an aggregate purchase price of approximately $4.2 billion in cash, subject to adjustments, completed on January 31, 2019.

Arysta Sale Agreement	Stock Purchase Agreement, dated July 20, 2018, as amended by Amendment Number One to Stock Purchase Agreement, dated as of January 25, 2019, related to the Arysta Sale.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
Credit Agreement
Element Solutions' Second Amended and Restated Credit Agreement, dated August 6, 2014, among, inter alia, Platform, MacDermid Holdings, LLC, MacDermid, the subsidiaries of Element Solutions and MacDermid Holdings, LLC from time to time parties thereto, the lenders from time to time parties thereto and Barclays Bank PLC, as administrative agent and collateral agent, as amended and restated from time to time.

Credit Facilities	First Lien Credit Facility and Revolving Credit Facility, collectively, available under the Credit Agreement.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	2014 Employee Stock Purchase Plan of Element Solutions.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
First Lien Credit Facility	First lien credit facility available under the Credit Agreement.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition
Element Solutions' acquisition on October 31, 2013 of substantially all of the equity of MacDermid Holdings, LLC, which, at the time, owned approximately 97% of MacDermid. Element Solutions acquired the remaining 3% of MacDermid on March 4, 2014, pursuant to the terms of the Exchange Agreement, dated October 25, 2013, between Element Solutions and the fiduciaries of the MacDermid, Incorporated Profit Sharing and Employee Savings Plan.

New Credit Agreement
Element Solutions' new Credit Agreement, dated as of January 31, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and MacDermid from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
PDH	Platform Delaware Holdings, Inc., a former subsidiary of Element Solutions.
PDH Common Stock	Shares of common stock of PDH.
Prior Senior Notes	Element Solutions' 6.00% EUR Notes due 2023 and 6.50% USD Notes due 2022, collectively.
Prior Senior Notes Indenture	The indenture, dated as of February 2, 2015, governing the Prior Senior Notes.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2019.
Retaining Holder
Each Holder whose equity interest of MacDermid Holdings, LLC, held immediately prior to the closing of the MacDermid Acquisition, was converted into PDH Common Stock pursuant to a Retaining Holder Securityholders’ Agreement dated October 31, 2013.

Revolving Credit Facility	Revolving credit facility (in U.S. dollars or multicurrency) available under the Credit Agreement.
SEC	Securities and Exchange Commission.

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Series A Preferred Stock
2,000,000 shares of Element Solutions' Series A convertible preferred stock held by the Founder Entities and convertible into shares of Element Solutions' common stock, on a one-for-one basis, at any time at the option of the Founder Entities.

UPL	UPL Corporation Ltd., a Mauritius public limited company and a wholly-owned subsidiary of UPL Limited.
2018 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017.
6.00% EUR Senior Notes due 2023	Element Solutions’ €350,000,000 aggregate principal amount of 6.00% senior notes due 2023, denominated in euros, issued on February 2, 2015 and redeemed on February 1, 2019.
6.50% USD Senior Notes due 2022	Element Solutions’ $1,100,000,000 aggregate principal amount of 6.50% senior notes due 2022, denominated in U.S. dollars, issued on February 2, 2015 and redeemed on February 1, 2019.

ii

Discontinued Operations
Unless otherwise specified, the results and disclosures presented in this Quarterly Report exclude discontinued operations. Discontinued operations relate to the former Agricultural Solutions business of Element Solutions which consisted of Arysta and its subsidiaries. Accordingly, Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited interim Condensed Consolidated Financial Statements. The Arysta Sale was completed on January 31, 2019. See Note 3, Discontinued Operations, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for further information.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "can have," "likely," "potential," "target" or "hope" and variations of such words and similar expressions. Examples of forward looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding our corporate reorganization; business strategy and potential shares repurchases; cost savings and efficiencies relating to the Arysta Sale or otherwise; the impact of new accounting standards and accounting changes; our dividend policy; the effects of global economic conditions on our business and financial condition; our hedging activities; timing and outcome of environmental and legal matters; our goodwill and other intangible assets; price volatility and cost environment; our liquidity and capital resources; our funding sources; our capital expenditures; our debt; off-balance sheet arrangements and contractual obligations; general views about future operating results; our risk management programs; our business and management strategies; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements are not guarantees of future performance, actions or events and are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying estimates, assumptions or expectations prove to be inaccurate or are unrealized, actual results may differ materially from those contemplated by these statements. A discussion of such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, Risk Factors, of our 2018 Annual Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. The Company undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in the Company’s Form 10-K, 10-Q and 8-K reports filed with the SEC.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, performance measures calculated in accordance with GAAP. For definitions of these non-GAAP financial measures and additional information on why we present them, their respective limitations and reconciliations to the most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 15, Segment Information, to the unaudited interim Condensed Consolidated Financial Statements, both included in this Quarterly Report.

iii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net sales	$459.8	$492.5
Cost of sales	261.5	281.4
Gross profit	198.3	211.1
Operating expenses:
Selling, technical, general and administrative	142.4	140.8
Research and development	10.8	11.4
Total operating expenses	153.2	152.2
Operating profit	45.1	58.9
Other expense:
Interest expense, net	(38.1)	(77.2)
Foreign exchange gain	27.1	7.5
Other (expense) income, net	(48.0)	11.8
Total other expense	(59.0)	(57.9)
(Loss) income before income taxes and non-controlling interests	(13.9)	1.0
Income tax benefit (expense)	10.4	(9.9)
Net loss from continuing operations	(3.5)	(8.9)
Income from discontinued operations, net of tax	27.4	46.9
Net income	23.9	38.0
Net income attributable to the non-controlling interests	(0.7)	(0.7)
Net income attributable to common stockholders	$23.2	$37.3

(Loss) earnings per share
Basic from continuing operations	$(0.02)	$(0.04)
Basic from discontinued operations	0.11	0.17
Basic attributable to common stockholders	$0.09	$0.13

Diluted from continuing operations	$(0.02)	$(0.04)
Diluted from discontinued operations	0.11	0.17
Diluted attributable to common stockholders	$0.09	$0.13

Weighted average common shares outstanding
Basic	268.2	287.9
Diluted	268.2	287.9

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2019	2018
Net income	$23.9	$38.0

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive income before reclassifications, net of tax expense of $0.7 and $0.0 for the three months ended March 31, 2019 and 2018, respectively	94.2	59.2
Reclassifications, net of tax of $0.0 for the three months ended March 31, 2019 and 2018	479.8	—
Total foreign currency translation adjustments	574.0	59.2
Pension and post-retirement plans:
Reclassifications, net of tax of $0.0 for the three months ended March 31, 2019 and 2018	(2.1)	—
Total pension and post-retirement plans	(2.1)	—
Derivative financial instruments:
Other comprehensive loss before reclassifications, net of tax (benefit) expense of $(2.4) and $2.2 for the three months ended March 31, 2019 and 2018, respectively	(9.2)	(2.7)
Reclassifications, net of tax of $1.4 and $0.0 for the three months ended March 31, 2019 and 2018, respectively	(5.7)	8.8
Total unrealized (loss) gain arising on qualified hedging derivatives	(14.9)	6.1
Other comprehensive income	557.0	65.3
Comprehensive income	580.9	103.3
Comprehensive income attributable to the non-controlling interests	(40.2)	(2.2)
Comprehensive income attributable to common stockholders	$540.7	$101.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$230.4	$233.6
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $7.7 at March 31, 2019 and December 31, 2018, respectively	380.3	382.4
Inventories	202.4	188.1
Prepaid expenses	19.9	14.3
Other current assets	53.6	42.5
Current assets of discontinued operations	115.1	1,621.3
Total current assets	1,001.7	2,482.2
Property, plant and equipment, net	263.0	266.9
Goodwill	2,191.4	2,182.6
Intangible assets, net	999.9	1,024.5
Other assets	109.5	32.9
Non-current assets of discontinued operations	6.7	3,412.4
Total assets	$4,572.2	$9,401.5
Liabilities and stockholders' equity
Accounts payable	$110.0	$100.9
Current installments of long-term debt and revolving credit facilities	128.0	25.3
Accrued expenses and other current liabilities	138.0	189.5
Current liabilities of discontinued operations	80.1	826.8
Total current liabilities	456.1	1,142.5
Debt	1,516.5	5,350.7
Pension and post-retirement benefits	48.6	49.5
Deferred income taxes	128.5	133.0
Other liabilities	167.3	128.5
Non-current liabilities of discontinued operations	—	416.2
Total liabilities	2,317.0	7,220.4
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2019: 258.0 shares issued; 2018: 289.3 shares issued)	2.6	2.9
Additional paid-in capital	4,105.1	4,062.1
Treasury stock (2019: 0.5 shares; 2018: 0.3 shares)	(5.4)	(3.5)
Accumulated deficit	(1,605.5)	(1,195.4)
Accumulated other comprehensive loss	(240.1)	(756.9)
Total stockholders' equity	2,256.7	2,109.2
Non-controlling interests	(1.5)	71.9
Total equity	2,255.2	2,181.1
Total liabilities and stockholders' equity	$4,572.2	$9,401.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$23.9	$38.0
Net income from discontinued operations, net of tax	27.4	46.9
Net loss from continuing operations	(3.5)	(8.9)
Reconciliation of net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	38.7	40.2
Deferred income taxes	(2.0)	(0.6)
Foreign exchange gain	(33.0)	(8.6)
Other, net	75.4	(4.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.8	(11.7)
Inventories	(14.3)	(17.0)
Accounts payable	9.5	4.9
Accrued expenses	(67.3)	(39.5)
Prepaid expenses and other current assets	(4.6)	6.1
Other assets and liabilities	(33.7)	(9.8)
Net cash flows used in operating activities of continuing operations	(32.0)	(49.4)
Cash flows from investing activities:
Capital expenditures	(6.7)	(4.8)
Proceeds from Arysta Sale (net of cash $148.7 million)	4,192.3	—
Proceeds from the sale of equity investment	—	25.0
Other, net	8.5	(0.8)
Net cash flows provided by investing activities of continuing operations	4,194.1	19.4
Cash flows from financing activities:
Debt proceeds, net of discount	749.1	—
Repayments of borrowings	(4,601.0)	(0.1)
Change in lines of credit, net	95.3	52.0
Repurchase of common stock	(433.6)	—
Payment of financing fees	(39.5)	(0.6)
Other, net	(10.8)	0.2
Net cash flows (used in) provided by financing activities of continuing operations	(4,240.5)	51.5
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(115.9)	(111.7)
Net cash flows used in investing activities of discontinued operations	(5.0)	(12.6)
Net cash flows provided by financing activities of discontinued operations	4.8	22.7
Net cash flows used in discontinued operations	(116.1)	(101.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9.4	14.1
Net decrease in cash, cash equivalents and restricted cash	(185.1)	(66.0)
Cash, cash equivalents and restricted cash at beginning of period (1)	415.5	483.9
Cash, cash equivalents and restricted cash at end of period (2)	$230.4	$417.9
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million and $225.4 million at December 31, 2018 and 2017, respectively.
(2) Includes cash, cash equivalents and restricted cash of discontinued operations of $155.9 million at March 31, 2018.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	23.2	—	23.2	0.7	23.9
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	67.4	67.4	—	67.4
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,592,815	—	—	170,989	(1.9)	—	—	(1.9)	—	(1.9)
Conversion of PDH Common Stock into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	26,398	—	0.3	—	—	—	—	0.3	—	0.3
Share repurchase	—	—	(37,000,000)	(0.4)	—	—	—	(433.3)	—	(433.7)	—	(433.7)
Equity compensation expense	—	—	—	—	7.3	—	—	—	—	7.3	—	7.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2019	2,000,000	$—	257,955,093	$2.6	$4,105.1	512,956	$(5.4)	$(1,605.5)	$(240.1)	$2,256.7	$(1.5)	$2,255.2

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	6,618	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net income	—	—	—	—	—	—	—	37.3	—	37.3	0.7	38.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	—		63.8	63.8	1.5	65.3
Exercise/ vesting of share based compensation	—	—	15,000	—	—	—	—	—	—	—	—	—
Conversion of PDH Common Stock into common stock	—	—	657,541	—	8.2	—	—	—	—	8.2	(8.2)	—
Issuance of common stock under ESPP	—	—	37,364	—	0.3	—	—	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	3.1	—	—	—	—	3.1	—	3.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	0.3	0.3
Balance at March 31, 2018	2,000,000	$—	288,115,844	$2.9	$4,043.6	6,618	$(0.1)	$(833.7)	$(356.9)	$2,855.8	$111.2	$2,967.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION
Background
Element Solutions was incorporated in Delaware in January 2014 and its shares of common stock, par value $0.01 per share, trade on the NYSE under the ticker symbol “ESI.”
Element Solutions is a leading global specialty chemicals company whose operating businesses formulate a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, the innovative solutions of the Company's businesses enable customers' manufacturing processes in several key industries, including electronic circuitry, semiconductor, communications infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
Basis of Presentation
The accompanying unaudited interim Condensed Consolidated Financial Statements and related information in this Quarterly Report include the accounts of Element Solutions and all of its controlled subsidiaries, and have been prepared on a basis that is substantially consistent with the accounting principles applied in the Company’s 2018 Annual Report. In the opinion of management, these unaudited interim Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2018 Annual Report.
On January 31, 2019, the Company completed the Arysta Sale for an aggregate purchase price of approximately $4.20 billion in cash, subject to certain post-closing adjustments. Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited interim Condensed Consolidated Financial Statements. See Note 3, Discontinued Operations, for additional information. Subject to the covenants, events of default and provisions discussed in Note 7, Debt, the Company's Prior Senior Notes, 5.875% USD Notes due 2025 and term loans then outstanding under the Credit Agreement were not required to be immediately redeemed or repaid in connection with the Arysta Sale. As such, the related liabilities and interest expense are not included in discontinued operations and therefore fully burdened continuing operations.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases in their balance sheets, but to continue to record expenses on their income statements in a manner similar to current accounting. The ASU is required to be applied to leases in existence as of the date of initial application using a modified retrospective

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

transition approach. The Company adopted the new standard on January 1, 2019. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date.
The Company made updates to its systems, policies and internal controls over financial reporting in preparation of adopting the new guidance. Upon the prospective adoption of ASC 842 during the first quarter of 2019, the Company elected the following package of transition practical expedients:

•	Not to separate non-lease components from lease components and account for them as a single lease component;

•	Not to reassess arrangements entered into prior to January 1, 2019 for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs; and

•	To use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.
At December 31, 2018, the Company was not a lessor to any significant lease agreements and substantially all of the leases under which the Company was a lessee were classified as operating leases under the existing ASC 840 guidance. As such, consistent with the Company's practical expedient election to not reassess lease classification, substantially all the Company's existing leases will continue to be classified as operating leases under ASC 842. As a lessee, the Company categorizes its operating leases into two general categories: real estate and other.
This new standard had no impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows but its Condensed Consolidated Balance Sheet at March 31, 2019 was impacted by the recognition of right of use (ROU) assets of $67.3 million in "Other Assets" which reflected the present value of remaining operating lease payments under existing lease arrangements, as well as current and non-current lease liabilities of $15.9 million and $52.5 million, reported in "Accrued expenses and other current liabilities" and "Other liabilities", respectively.
See Note 11, Leases, for more information.
Derivatives and Hedging (Topic 815) - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU improves the financial reporting of hedge relationships by updating hedging designation and measurement guidance. The update also simplifies the application of existing hedge accounting guidance related to assessing hedge effectiveness. The guidance is effective prospectively as of January 1, 2019 and is applied to contracts in existence at the date of adoption. This new guidance did not have a material impact on the Company's unaudited interim Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
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
The Company's former Agricultural Solutions business was previously its own reportable segment and has been presented for all periods as discontinued operations in this Quarterly Report as the Arysta Sale represented a significant strategic shift and was determined to have a major effect on the Company's operations and financial results. Corporate costs previously allocated to the Agricultural Solutions segment were reallocated to the remaining segments for all periods presented as these costs were not clearly identifiable as costs of the former Agricultural Solutions segment.
In the first quarter of 2019, the Company recorded a gain of $21.3 million on the Arysta Sale, for a total loss of $429 million, primarily due to the reclassification of foreign currency translation adjustments from "Accumulated other comprehensive loss" within Stockholders’ Equity into earnings within the Condensed Consolidated Statement of Operations.
In connection with the Arysta Sale, the Company agreed to retain certain liabilities associated with legal and tax proceedings, primarily related to an Arysta subsidiary in Brazil. The Company does not expect to incur any material losses as a result of these proceedings. However, the resolutions of these matters may take several years and, to the extent not covered by insurance, may

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

adversely impact our financial position or results of operations. The Company may record an additional gain or loss in the future as it settles certain post-closing adjustments and tax assets and liabilities associated with the Arysta Sale.
The following table details the components comprising net (loss) income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended March 31,
(dollars in millions)	2019 (1)	2018
Net sales	$65.3	$471.6
Cost of sales	(45.5)	(278.0)
Selling, technical, general and administrative	(36.6)	(136.2)
Research and development	(4.6)	(12.1)
Gain on Arysta Sale	21.3	—
Operating (loss) profit	(0.1)	45.3
Other, net	9.3	56.7
Income from discontinued operations, before income taxes	9.2	102.0
Income tax benefit (expense)	18.2	(55.1)
Income from discontinued operations, net of tax	27.4	46.9
Net (income) loss from discontinued operations attributable to the non-controlling interests	(0.1)	0.6
Net income from discontinued operations attributable to common stockholders	$27.3	$47.5

(1)	Includes activity through January 31, 2019, when the Arysta Sale was completed.
The carrying value of major classes of assets and liabilities related to the Company's discontinued operations were as follows:

	March 31,		December 31,
(dollars in millions)	2019		2018
Assets
Cash and cash equivalents	$—		$177.8
Accounts receivable, net	—		919.4
Inventories	—		369.1
Other current assets	115.1	(1)	155.0
Current assets of discontinued operations	$115.1		$1,621.3
Property, plant and equipment, net	$—		$172.0
Goodwill	—		1,816.9
Intangible assets, net	—		1,797.7
Other assets	6.7		(374.2)	(2)
Non-current assets of discontinued operations	$6.7		$3,412.4
Liabilities
Accounts payable	$—		$365.7
Current installments of revolving credit facilities	—		52.5
Accrued expenses and other current liabilities	80.1		408.6
Current liabilities of discontinued operations	$80.1		$826.8
Deferred income taxes	$—		$369.9
Other liabilities	—		46.3
Non-current liabilities of discontinued operations	$—		$416.2

(1)	Primarily comprised of a receivable from UPL associated with certain post-closing adjustments.

(2)	Includes the impairment loss of $450 million on discontinued operations at December 31, 2018.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018
Finished goods	$117.8	$109.4
Work in process	17.0	15.3
Raw materials and supplies	67.6	63.4
Total inventories	$202.4	$188.1

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	March 31, 2019	December 31, 2018
Land and leasehold improvements	$68.0	$67.8
Buildings and improvements	104.3	101.0
Machinery, equipment, fixtures and software	212.0	207.3
Construction in process	11.1	14.9
Total property, plant and equipment	395.4	391.0
Accumulated depreciation	(132.4)	(124.1)
Property, plant and equipment, net	$263.0	$266.9

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $10.3 million and $11.7 million, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty	Total
Balance at December 31, 2018
Goodwill	$1,226.7	$1,002.5	$2,229.2
Accumulated impairment losses	—	(46.6)	(46.6)
	1,226.7	955.9	2,182.6
Foreign currency translation and other	6.0	2.8	8.8
Balance at March 31, 2019
Goodwill	1,232.7	1,005.3	2,238.0
Accumulated impairment losses	—	(46.6)	(46.6)
	$1,232.7	$958.7	$2,191.4

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill which consisted solely of tradenames, was $105 million and $150 million at March 31, 2019 and December 31, 2018, respectively.
During the first quarter of 2019, the Company determined that the useful life of one of its tradenames no longer met the criteria to be considered an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this tradename over 15 years, consistent with other similar finite-lived assets.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	March 31, 2019			December 31, 2018
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$931.4	$(301.9)	$629.5	$927.8	$(283.2)	$644.6
Developed technology	382.8	(166.2)	216.6	381.3	(155.6)	225.7
Tradenames	51.1	(2.4)	48.7	5.9	(1.6)	4.3
Non-compete agreements	1.6	(1.4)	0.2	1.5	(1.3)	0.2
Total	$1,366.9	$(471.9)	$895.0	$1,316.5	$(441.7)	$874.8

For the three months ended March 31, 2019 and 2018, the Company recorded amortization expense on intangible assets of $28.4 million and $28.5 million, respectively.
7.  DEBT
The Company’s debt and capital lease obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2019	December 31, 2018
Senior Notes - USD 800 million (1)	2025	5.875%	$785.3	$784.9
Senior Notes - USD 1.10 billion (1)	2022	6.50%	—	1,067.1
Senior Notes - EUR 350 million (1)	2023	6.00%	—	397.4
USD Term Loans (2)	2026	LIBOR plus 2.25%	738.0	—
First Lien Credit Facility - USD Term Loans (2)	2020	> of 3.50% or LIBOR plus 2.50%	—	624.3
First Lien Credit Facility - USD Term Loans (2)	2021	> of 4.00% or LIBOR plus 3.00%	—	1,124.7
First Lien Credit Facility - Euro Term Loans (2)	2020	> of 3.25% or EURIBOR plus 2.50%	—	666.2
First Lien Credit Facility - Euro Term Loans (2)	2021	> of 3.50% or EURIBOR plus 2.75%	—	685.3
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	120.0	25.0
Borrowings under lines of credit			0.2	—
Other			1.0	1.1
Total debt and capital lease obligations			1,644.5	5,376.0
Less: current installments of long-term debt and revolving credit facilities			128.0	25.3
Total long-term debt and capital lease obligations			$1,516.5	$5,350.7

(1)
Senior notes, net of unamortized premium, discounts and debt issuance costs of $14.7 million and $29.9 million at March 31, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 6.2% and 6.5% at March 31, 2019 and December 31, 2018, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(2)
Term loans, net of unamortized discounts and debt issuance costs of $10.2 million and $22.4 million at March 31, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 2.5% and 4.6% at March 31, 2019 and December 31, 2018, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, to the Company's unaudited interim Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.

New Credit Agreement
The Company is a party to the New Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $1.08 billion, consisting of a revolving facility in an aggregate principal amount of $330 million maturing in 2024 and a term loan in an aggregate principal amount of $750 million maturing in 2026. On the closing date of the Arysta Sale, the $750 million term loan was borrowed under the New Credit Agreement.
The New Credit Agreement replaced the Credit Agreement, which was terminated on January 31, 2019, the closing date of the Arysta Sale, as the Company paid down the Credit Facilities, including the First Lien Credit Facility and the Revolving Credit Facility under the Credit Agreement and expensed $22.9 million of unamortized premiums, discounts and debt issuance costs, which was recorded in the Condensed Consolidated Statement of Operations as "Other (expense) income, net."
Borrowings under the New Credit Agreement bear interest at a rate per annum equal to a base rate, as defined in the New Credit Agreement, plus, in each case, an applicable rate equal to a spread of 1.25% with respect to Base Rate Loans and a spread of 2.25% with respect to Eurocurrency Rate Loans. The Company is required to pay a commitment fee in respect of any undrawn portion of the Revolver of 0.50% per annum, subject to a stepdown to 0.375% based on the Company’s first lien net leverage ratio.
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
Covenants, Events of Default and Provisions
The New Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. If the borrowers have total outstanding borrowings under the revolver (subject to certain exceptions) in excess of 30% of the commitment amount under the revolver, the revolver requires that the Company maintain a first lien net leverage ratio of at least 5.0 to 1.0, subject to a right to cure.
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
At March 31, 2019, the Company was in compliance with the debt covenants contained in the credit facilities and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $205 million, net of letters of credit, under the revolving facility.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Prior Senior Notes
On February 1, 2019, the Company completed the redemption of all outstanding Prior Senior Notes and, as a result, the Prior Senior Notes Indenture was terminated, releasing the Company and the guarantors named therein from their obligation under the Prior Senior Notes and the Prior Senior Notes Indenture. In connection with this redemption, the Company expensed $44.0 million, consisting of $29.5 million of call premiums and $14.5 million of unamortized premiums, discounts and debt issuance costs, which was recorded in the Condensed Consolidated Statement of Operations as "Other (expense) income, net." The Company funded the redemption with a portion of the net proceeds from the Arysta Sale and a portion of the borrowings under the New Credit Agreement. The 5.875% USD Notes due 2025 were not redeemed and remain outstanding.
5.875% USD Notes due 2025
The 5.875% USD Notes due 2025 are governed by the 5.875% USD Notes Indenture which provides, among other things, for customary affirmative and negative covenants, events of default and other customary provisions. The Company has the option to redeem the 5.875% USD Notes due 2025 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 5.875% USD Notes due 2025 are unsecured, and fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the New Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2019 and December 31, 2018, the aggregate principal amount outstanding under such facilities totaled $120 million and $25.0 million, respectively. The Company also had letters of credit outstanding of $5.4 million and $10.2 million at March 31, 2019 and December 31, 2018, respectively, of which $5.1 million and $9.7 million at March 31, 2019 and December 31, 2018, respectively, reduced the borrowings available under the various facilities. At March 31, 2019 and December 31, 2018, the availability under these facilities totaled approximately $232 million and $481 million, respectively, net of outstanding letters of credit.
8. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in foreign currency exchange rates, commodity prices and interest rates. Derivative financial instruments, such as foreign currency exchange forward contracts, commodities futures contracts, interest rate swaps and net investment hedges are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are major international financial institutions. The Company continually monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance on their part.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and a portion of its business in currencies other than the functional currencies of its subsidiaries. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2019, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2019 and December 31, 2018 was approximately $45.3 million and $102 million, respectively, with settlement dates generally within one year.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $51.1 million and $28.9 million at March 31, 2019 and December 31, 2018, respectively. Substantially all contracts outstanding at March 31, 2019 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
Unrealized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates
During the first quarter of 2019, the Company:

•
Terminated and settled interest rate swaps previously entered into to effectively fix the floating base rate portion of its interest payments on approximately $1.12 billion of prior U.S. dollar denominated debt and €276 million of prior euro denominated debt at 1.96% and 1.20%, respectively, through June 2020. Upon termination and settlement, the Company received a cash payment of $8.2 million and reclassified $7.1 million of income from "Accumulated other comprehensive loss" to "Other (expense) income, net" in the Condensed Consolidated Statement of Operations. Proceeds reflected as cash flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows.

•
Entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with its new $750 million term loan under New Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. All interest payments to be paid during the last two years preceding the maturity date of this new term loan (February 2024 to January 2026) will revert back to a floating rate of interest. Proceeds reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.

•
Entered into cross-currency swaps to effectively convert the new $750 million term loan under the New Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt. Under these contracts, which expire in January 2024, the Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge counterparties on an aggregate initial notional amount of $750 million. The Company has also designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations. Proceeds reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.

The net result of the above hedges is a fixed interest rate of approximately 2.3% through January 2024.
Changes in the fair value of a derivative instrument that is designated as, and meets all the required criteria of, a cash flow hedge are recorded in "Other comprehensive (loss) income" and reclassified from "Accumulated other comprehensive loss" into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net." Changes in the fair value of a derivative instrument that is designated as, and meets all the required criteria of, a net investment hedge are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss" offsetting the translation adjustment attributable to the hedged portion of the Company’s net investment in its European operations.
For the three months ended March 31, 2019, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $1.1 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2019	December 31, 2018
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$1.2	$0.9
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	—	6.5
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	18.5	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	—	2.6
Available for sale equity securities	Other assets	Level 1	0.3	0.3
Total			$20.0	$10.3

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	$0.9	$1.2
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	1.1	0.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	10.4	0.3
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	15.1	—
Long-term contingent consideration	Other liabilities	Level 3	19.8	57.4
Total			$47.3	$59.5

The following methods and assumptions were used to estimate the fair value of each class of the Company’s financial assets and liabilities:
Derivatives - Derivative assets and liabilities include foreign currency, metals, interest rate swaps and cross currency swaps. The values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates, and consideration of counterparty credit risk.
Available for sale equity securities - Available for sale equity securities classified as Level 1 assets are measured using quoted market prices at the reporting date multiplied by the quantity held. Available for sales equity securities classified as Level 2 assets are measured using quoted prices for similar instruments in active markets.
Long-term contingent consideration - The long-term contingent consideration represented a potential liability of up to $100 million tied to the achievement of certain common stock trading price performance metrics and Adjusted EBITDA targets over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. In the first quarter of 2019, the Company paid $40.0 million of this liability related to the achievement of common stock performance targets, reducing the potential contingent consideration liability to $60.0 million at March 31, 2019. Of the $40.0 million paid in 2019, $30.9 million was reflected as a cash outflow from Operating Activities and $9.1 million was reflected as a cash outflow from Financing Activities on the Condensed Consolidated Statements of Cash Flows. The amount reflected as Financing Activities represented the initial amount recorded in purchase accounting.

•
The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on present value and multi-year forecast assumptions, which include a discount rate of 10.50% and probability weighted Adjusted EBITDA assessments of expected future payment values of $0.0 million, $30.0 million and $60.0 million. At March 31, 2019, based on the most recent multi-year forecast, the Company continues to determine there is a higher probability of achieving the Adjusted EBITDA target that will result in an expected payment of $30.0 million. An increase or a decrease in the probability weighted Adjusted EBITDA assessments of future payment values of 10.0% changes the estimated fair value measure of the performance metric by approximately $2.3 million.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses.
There were no significant transfers between the fair value hierarchy levels for the three months ended March 31, 2019.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.54 billion, respectively, at March 31, 2019. At December 31, 2018, the carrying value and estimated fair value each totaled $5.35 billion. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At March 31, 2019 and December 31, 2018, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of the Company's common stock on a one-for-one basis (i) in the event of a change of control of the Company or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of the Company's common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85 per share.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of 8,774,527 shares of PDH Common Stock. The PDH Common Stock was recorded in the Condensed Consolidated Balance Sheets as "Non-controlling interests." On March 29, 2019, the Company completed the merger of PDH with and into Element Solutions, with Element Solutions continuing as the surviving entity. As a result of this merger and without any action on the part of the Retaining Holders, each share of PDH Common Stock outstanding at March 29, 2019 was converted into the right to receive one share of the Company's common stock.
At March 29, 2019, 3,967,446 shares of the Company's common stock had not been issued to the Retaining Holders, pending receipt of letters of transmittal from the Retaining Holders requesting the conversion of the PDH Common Stock into the Company's common stock. However, the Company has treated such shares of common stock as outstanding at March 31, 2019 given that the receipt of the letters of transmittal is considered perfunctory as the Company is legally obligated to issue these shares in connection with the merger and that PDH ceased to exist as a legal entity on March 29, 2019.
For the three months ended March 31, 2019 and 2018, approximately $0.5 million and $1.2 million, respectively, of net income had been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
Share Repurchases
On February 8, 2019, as part of the Company's previously-announced share repurchase program, the Company repurchased 37 million shares of its common stock for a per share purchase price of $11.72, the last sale price reported for the Company’s shares as of the 4 pm close of trading on the NYSE on Friday, February 1, 2019, or an aggregate purchase price of $434 million. These repurchased shares, which represented approximately 13% of the Company's then outstanding common stock, were retired on that date. The repurchase was funded from cash on hand and borrowings under the New Credit Agreement.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

10.  LOSS PER SHARE
A computation of loss per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2019 and 2018 follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2019	2018
Net loss from continuing operations	$(3.5)	$(8.9)
Net income attributable to the non-controlling interests	(0.6)	(1.3)
Net loss from continuing operations attributable to common stockholders	$(4.1)	$(10.2)

Basic weighted average common shares outstanding	268.2	287.9
Denominator adjustments for diluted EPS	—	—
Dilutive weighted average common shares outstanding	268.2	287.9

Loss per share from continuing operations attributable to common stockholders:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

Dividends per share paid to common stockholders	$—	$—

For the three months ended March 31, 2019 and 2018, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for RSUs contingent upon performance:

	Three Months Ended March 31,
(shares in millions)	2019	2018
Shares issuable for the contingent consideration	5.3	8.7
Shares issuable upon conversion of Series A Preferred Stock	2.0	2.0
Shares issuable upon vesting of RSUs	1.4	1.1
Shares issuable upon vesting and exercise of stock options	0.1	—
Shares issuable upon conversion of PDH Common Stock	—	4.3
Total	8.8	16.1

11.  LEASES
The Company determines if an arrangement is a lease at inception. Right-of-Use (ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at the beginning of each fiscal quarter in determining the present value of future payments as most of its leases do not provide an implicit rate. ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
ROU assets, current and non-current lease liabilities are reported as "Other assets," " Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets, respectively. Finance leases are not material and are included in the Condensed Consolidated Balance Sheets as "Property, plant and equipment, net" and "Debt and lease obligations."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2019, operating lease expense are primarily included in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations and totaled $5.1 million.

Three Months Ended March 31,
(dollars in millions)	2019
Supplemental Cash Flow Information for Operating Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.3

ROU assets obtained in exchange for operating lease obligations	$1.2
Weighted average remaining lease term	8 years
Weighted average discount rate	5.3%

Maturities of lease liabilities by fiscal year for operating leases at March 31, 2019 were as follows:

(dollars in millions)
Remainder of 2019	$14.8
2020	15.1
2021	12.1
2022	10.2
2023	7.1
Thereafter	25.8
Total future minimum lease payments	85.1
Less: imputed interest	(16.7)
Present value of lease liabilities	$68.4

Minimum future non-cancelable operating lease commitments at December 31, 2018 were as follows:

(dollars in millions)
2019	$19.2
2020	15.5
2021	11.9
2022	9.7
2023	7.7
Thereafter	27.9
Total	$91.9

12. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Environmental Matters
The Company is involved in various claims relating to environmental matters at a number of current and former plants and waste management sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, it has been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. The Company analyzes each individual site, considering the number of parties involved, the level of its potential liability or contribution relating to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

consulting expense with respect to each site and the time period over which costs are likely to be incurred. Based on this analysis, the Company estimates the clean-up costs and related claims for each site. The estimates are based in part on discussions with other potential responsible parties, governmental agencies and engineering firms.
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $16.9 million and $18.3 million at March 31, 2019 and December 31, 2018, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
As of the date of this Quarterly Report, the Company believes it is not possible to develop an estimate of the range of reasonably possible environmental losses in excess of the Company's recorded liabilities and is unable to ascertain the ultimate aggregate amount of monetary liabilities or financial impacts with respect to these matters.
Legal Matters
From time to time, the Company is involved in various legal proceedings, investigations and/or claims in the normal course of its business. Although it cannot predict with certainty the ultimate resolution of these matters, which involve judgments that are inherently subjective, the Company believes that their resolutions, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows.
13. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended March 31, 2019, the Company recognized an income tax benefit of $10.4 million, as compared to an income tax expense of $9.9 million in the prior year. The tax provision for the three months ended March 31, 2019 represented a benefit on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the expiration of a statute of limitations. The tax provision for the three months ended March 31, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
As a result of the Arysta Sale, the deferred tax assets, valuation allowance and deferred tax liabilities of discontinued operations of $173 million, $75 million and $450 million, respectively, at December 31, 2018 were written off as part of the sale.
14. RELATED PARTY TRANSACTIONS
The Company is a party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee, which is accrued quarterly and payable in quarterly installments, and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Effective February 1, 2019, Mariposa Capital, LLC's annual advisory fee was increased from $2.0 million to $3.0 million. This fee is recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

15. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purposes of allocating resources and evaluating performance.
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in GAAP earnings which the Company believes are not considered to be representative or indicative of each of its segments' ongoing business or are considered to be associated with its capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Net Sales:
Electronics
Assembly Solutions	$133.0	$139.8
Circuitry Solutions	90.8	106.0
Semiconductor Solutions	42.1	42.2
Total Electronics	265.9	288.0
Industrial & Specialty
Industrial Solutions	138.0	145.5
Graphics Solutions	35.7	38.7
Energy Solutions	20.2	20.3
Total Industrial & Specialty	193.9	204.5
Total net sales	$459.8	$492.5

Adjusted EBITDA:
Electronics	$56.4	$60.1
Industrial & Specialty	42.2	44.0
Total Adjusted EBITDA	$98.6	$104.1

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three months ended March 31,
(dollars in millions)	2019	2018
Net income attributable to common stockholders	$23.2	$37.3
Add (subtract):
Net income attributable to the non-controlling interests	0.7	0.7
Income from discontinued operations, net of tax	(27.4)	(46.9)
Income tax (benefit) expense	(10.4)	9.9
Interest expense, net	38.1	77.2
Depreciation expense	10.3	11.7
Amortization expense	28.4	28.5
EBITDA	62.9	118.4
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	1.2	1.7
Integration costs	1.4	1.0
Foreign exchange gain on foreign denominated external and internal long-term debt	(28.3)	(7.7)
Debt refinancing costs	60.7	—
Change in fair value of contingent consideration	2.4	0.5
Gain on sale of equity investment	—	(11.3)
Other, net	(1.7)	1.5
Adjusted EBITDA	$98.6	$104.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2018 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the "Forward-Looking Statements” section of this Quarterly Report and in Part I, Item 1A, "Risk Factors" of our 2018 Annual Report.
Overview
Our Business
Element Solutions Inc, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose operating businesses formulate a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, our businesses' innovative solutions enable customers' manufacturing processes in several key industries, including electronic circuitry, semiconductor, communications infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Substantially all of our businesses' products are consumed by our customers as part of their production process, providing us with reliable and recurring revenue streams as the products are replenished in order to continue production. Those customers use our innovations as competitive advantages, relying on us to help them navigate through fast-paced, high-growth markets. Our product development and product extensions are expected to continue to drive sales growth in both new and existing markets, while expanding margins, by continuing to offer high customer value propositions.
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
Our Operations
Our operations are organized into two reportable segments: Electronics and Industrial & Specialty, which are each described below:
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

Assembly Solutions
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

Circuitry Solutions
As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary liquid chemical processes ("bath") used by our customers to manufacture printed circuit boards. Our product portfolio is focused on specialized consumable chemical processes, such as surface treatments, circuit formation, primary metallization, electroplate and final finishes.

Semiconductor Solutions
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
The segment provides specialty chemical solutions through the following businesses:

Industrial Solutions
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

Graphics Solutions
As a supplier of consumable materials used to transfer images to printed substrates, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the commercial packaging and printing industries.

Energy Solutions
As a global supplier of specialized fluids to the offshore energy industry, we produce, market and support water-based hydraulic control fluids for major oil and gas companies and drilling contractors for offshore deep-water production and drilling applications.

Recent Developments
New Leadership and Additions to the Board of Directors
On January 31, 2019, the Company completed the Arysta Sale, at which time Rakesh Sachdev retired as Chief Executive Officer, or CEO, of the Company, and Benjamin Gliklich, former Executive Vice President - Operations & Strategy, was appointed as his replacement. In addition, Scot R. Benson, previously President of the Company's former Performance Solutions segment, was appointed as President & Chief Operating Officer of the Company. On March 12, 2019, the Board appointed Carey J. Dorman, former Corporate Treasurer and Vice President, Investor Relations as the Company's Chief Financial Officer, or CFO, replacing John P. Connolly, who resigned as CFO as of that date. Also on March 12, 2019, J. David Tolbert announced his retirement as Chief Human Resources Officer.
On April 22, 2019, the Board elected Christopher T. Fraser and Scot R. Benson to serve as directors of the Company, effective immediately, with a term expiring at the Company’s 2019 annual meeting of stockholders. Mr. Fraser has broad experience across the chemicals and materials sector. He served as Chairman of the Board of KMG Chemicals Inc. from 2012 to 2018 and was a director from 2008 to 2018. He also served as Chief Executive Officer and President of KMG Chemicals Inc. from 2013 through its sale in 2018. He is currently a director at Panhandle Oil and Gas Inc. Mr. Benson, prior to being promoted to the role of President & Chief Operating Officer of Element Solutions in January 2019, served as President of the former Performance Solutions segment of the Company from 2015 to January 2019 where he led the integration of the former Alent plc businesses and the former

OM Group, Inc.'s businesses with Element Solutions’ predecessor company, MacDermid. He joined MacDermid in 1999 after having spent several years in the Electronic Materials industry.
Closing of the Arysta Sale
The Arysta Sale was completed on January 31, 2019 for an aggregate purchase price of approximately $4.20 billion in cash, subject to certain post-closing adjustments. The proceeds of the Arysta Sale were primarily used to pay down our then existing Credit Facilities, including the First Lien Credit Facility and the Revolving Credit Facility.
Accordingly, the Agricultural Solutions business is being reported as discontinued operations in this Quarterly Report. In the first quarter of 2019, we recorded a gain of $21.3 million on the Arysta Sale, for a total loss of $429 million, primarily due to the reclassification of foreign currency translation adjustments from "Accumulated other comprehensive loss" within Stockholders’ Equity into earnings within the Condensed Consolidated Statement of Operations.
Recapitalization
New Credit Agreement
On the closing date of the Arysta Sale, we also entered into the New Credit Agreement, which provides for new senior secured credit facilities in an aggregate principal amount of $1.08 billion, consisting of a revolving facility of $330 million maturing in 2024 and a term loan of $750 million maturing in 2026. The revolving facility includes borrowing capacity in the form of letters of credit of up to $100 million. On the closing date of the Arysta Sale, the $750 million term loan was borrowed under the New Credit Agreement.
Redemption of Prior Senior Notes
On February 1, 2019, using a portion of the net proceeds from the Arysta Sale and a portion of borrowings under the New Credit Agreement, the Company redeemed all outstanding Prior Senior Notes. The 5.875% USD Notes due 2025 were not redeemed and remain outstanding.
Share Repurchases
On February 8, 2019, as part of our previously-announced share repurchase program, we repurchased 37 million shares of our common stock for an aggregate purchase price of $434 million. These repurchased shares, which were retired on that date, represented approximately 13% of our then outstanding common stock. The repurchase was funded from cash on hand and borrowings under the New Credit Agreement.
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

These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report and not to rely on any single financial measure to evaluate our business.
Constant Currency
We disclose operating results, from net sales through operating profit, on a constant currency basis by adjusting to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA (earnings before interest, provision for income taxes, depreciation and amortization), excluding the impact of additional items included in GAAP earnings which we believe are not representative or indicative of our ongoing business or are considered to be associated with our capital structure. Management believes Adjusted EBITDA provides investors with a more complete understanding of the long-term profitability trends of our business and facilitates comparisons of our profitability to prior and future periods.
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 15, Segment Information, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018
The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	Organic
Net sales	$459.8	$492.5	(7)%	(2)%	(3)%
Cost of sales	261.5	281.4	(7)%	(2)%
Gross profit	198.3	211.1	(6)%	(2)%
Gross margin	43.1%	42.9%	20 bps	—
Operating expenses	153.2	152.2	1%	4%
Operating profit	45.1	58.9	(23)%	(17)%
Operating margin	9.8%	12.0%	(220)bps	(190)bps
Other expense, net	(59.0)	(57.9)	2%
Income tax benefit (expense)	10.4	(9.9)	(nm)
Net loss from continuing operations	(3.5)	(8.9)	(61)%
Income from discontinued operations, net of tax	27.4	46.9	(42)%
Net income	$23.9	$38.0	(37)%

Adjusted EBITDA	$98.6	$104.1	(5)%	1%
Adjusted EBITDA margin	21.4%	21.1%	30bps	70bps

(nm)	Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2019 decreased by 7% on a reported basis, 2% on a constant currency basis and 3% on an organic basis. Electronics and our consolidated results were positively impacted by $2.6 million of acquisitions and $1.0 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended March 31,		% change
(dollars in millions)	2019	2018	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions/Dispositions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$133.0	$139.8	(5)%	5%	0%	(1)%	(2)%	(2)%
Circuitry Solutions	90.8	106.0	(14)%	4%	(11)%	—%	—%	(11)%
Semiconductor Solutions	42.1	42.2	—%	2%	1%	—%	—%	1%
Total	$265.9	$288.0	(8)%	4%	(4)%	0%	(1)%	(5)%

Industrial & Specialty:
Industrial Solutions	$138.0	$145.5	(5)%	6%	0%	—%	—%	0%
Graphics Solutions	35.7	38.7	(8)%	3%	(5)%	—%	—%	(5)%
Energy Solutions	20.2	20.3	—%	7%	7%	—%	—%	7%
Total	$193.9	$204.5	(5)%	5%	0%	—%	—%	0%

Total	$459.8	$492.5	(7)%	5%	(2)%	0%	(1)%	(3)%
Electronics' net sales in the first quarter of 2019 declined by 8% on a reported basis, 4% on a constant currency basis and 5% on an organic basis.

•
Assembly Solutions: net sales declined by 5% on a reported basis, were relatively flat on a constant currency basis and declined 2% on an organic basis. The increasing demand for assembly products in electronic vehicles was largely offset by continued mobile phone weakness in Asia.

•
Circuitry Solutions: net sales declined by 14% on a reported basis and 11% on both a constant currency and organic basis, driven by continued weakness in mobile phone markets as well as lower demand from memory disk customers.

•
Semiconductor Solutions: net sales were relatively flat on a reported basis and increased 1% on both a constant currency and organic basis. Modest growth driven by continued strength in advanced assembly products sold into automotive end markets was partially offset by weakness in mobile phone markets.

Industrial & Specialty's net sales in the first quarter of 2019 declined by 5% on a reported basis and was relatively flat on both a constant currency and organic basis.

•
Industrial Solutions: net sales declined by 5% on a reported basis and were relatively flat on both a constant currency and organic basis. Strength in the Americas and European industrial markets, including increased sales of Fernox products, was largely offset by weakness in Asian automotive markets.

•
Graphics Solutions: net sales declined by 8% on a reported basis and 5% on both a constant currency and organic basis. Strength in Latin American markets was largely offset by weakness in North America and APAC driven primarily by lower packaging activity from delayed marketing campaigns from customers and newspaper revenues.

•
Energy Solutions: net sales were relatively flat on a reported basis and increased 7% on both a constant currency and organic basis. Volume increases in Europe and Asia were partially offset by the loss of certain business in March which had a negative impact of approximately 3% on organic net sales growth. This loss is expected to negatively impact organic net sales growth for the remainder of 2019.

Gross Profit

	Three Months Ended March 31,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency
Gross profit
Electronics	$109.5	$115.3	(5)%	(1)%
Industrial & Specialty	88.8	95.8	(7)%	(2)%
Total	$198.3	$211.1	(6)%	(2)%

Gross margin
Electronics	41.2%	40.1%	110 bps	80 bps
Industrial & Specialty	45.8%	46.8%	(100) bps	(110) bps
Total	43.1%	42.9%	20 bps	—
Electronics' gross profit in the first quarter of 2019 decreased by 5% on a reported basis and 1% on a constant currency basis. The constant currency decrease was driven primarily by lower net sales in our higher margin Circuitry Solutions business. The gross margin improvement was driven primarily by favorable product mix in Assembly Solutions due to growth in higher margin products related to electronic vehicles.
Industrial & Specialty's gross profit in the first quarter of 2019 decreased by 7% on a reported basis and 2% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower Graphics Solutions sales, which are higher margin, and unfavorable product mix in Offshore Solutions due to higher net sales from drilling, which are lower margin. In addition, the constant currency decrease was driven by the aforementioned loss of certain business in March.
Operating Expenses

	Three Months Ended March 31,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency
Selling, technical, general and administrative	$142.4	$140.8	1%	5%
Research and development	10.8	11.4	(5)%	(5)%
Total	$153.2	$152.2	1%	4%

Operating Expenses as % of Net Sales
Selling, technical, general and administrative	31.0%	28.6%	240 bps	200 bps
Research and development	2.3%	2.3%	—	(10) bps
Total	33.3%	30.9%	240 bps	190 bps
Operating expenses in the first quarter of 2019 increased 1% on a reported basis and 4% on a constant currency basis, driven primarily by nonrecurring expenses related to the closing of the Arysta Sale that do not qualify for discontinued operations, including share-based compensation expense of $4.0 million associated with the retirement of our former CEO, and $2.0 million of expense associated with the payment of a long-term contingent consideration liability, partially offset by lower corporate expenses as we continue to realize the benefits relating to the reorganization of our corporate structure.

Other (Expense) Income

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Other (expense) income
Interest expense, net	$(38.1)	$(77.2)
Foreign exchange gains	27.1	7.5
Other (expense) income, net	(48.0)	11.8
Total	$(59.0)	$(57.9)
Interest Expense, Net
Net interest expense decreased $39.1 million primarily due to the pay down of the Credit Facilities on January 31, 2019 in connection with the Arysta Sale. Lower interest expense, as compared to 2018, is expected to continue as we realize the benefits associated with the deleveraging of our balance sheet as a result of the Arysta Sale.
Foreign Exchange Gain
Foreign exchange gains increased $19.6 million primarily due to the remeasurement of British pound and Taiwan dollar denominated intercompany balances and euro-denominated external debt into U.S. dollar.
Other (Expense) Income, Net
For the three months ended March 31, 2019, other expense, net of $48.0 million included $60.7 million of debt refinancing costs related to the pay down of our then existing debt in connection with the Arysta Sale, partially offset by a $12.5 million gain on derivative contracts associated with the refinancing of our non-U.S. dollar denominated third-party debt. For the three months ended March 31, 2018, other income, net of $11.8 million included a $11.3 million gain on a sale of an equity investment.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended March 31, 2019, the Company recognized an income tax benefit of $10.4 million, as compared to an income tax expense of $9.9 million in the prior year. The tax provision for the three months ended March 31, 2019 represented a benefit on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the expiration of a statute of limitations. The tax provision for the three months ended March 31, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, for the three months ended March 31, 2019 totaled $27.4 million, as compared to $46.9 million in the prior year. The first quarter of 2019 included a gain on the Arysta Sale $21.3 million.

Other Comprehensive Income
Other comprehensive income for the three months ended March 31, 2019 totaled $557 million, as compared to income of $65.3 million in the prior year. The change was driven primarily by realized foreign currency translation losses resulting from the Arysta Sale of $480 million, as well as foreign currency translation gains associated with the Brazilian real, Chinese yuan and Japanese yen, partially offset by losses associated with the euro and British pound.
Segment Adjusted EBITDA Performance

	Three Months Ended March 31,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$56.4	$60.1	(6)%	(1)%
Industrial & Specialty	42.2	44.0	(4)%	3%
Total	$98.6	$104.1	(5)%	1%

Adjusted EBITDA margin:
Electronics	21.2%	20.9%	30 bps	60 bps
Industrial & Specialty	21.8%	21.5%	30 bps	60 bps
Total	21.4%	21.1%	30 bps	70 bps
Electronics' Adjusted EBITDA in the first quarter of 2019 decreased 6% on a reported basis and 1% on a constant currency basis. The constant currency increase was driven primarily by lower gross profit, partially offset in part by lower corporate costs.
Industrial & Specialty's Adjusted EBITDA decreased 4% on a reported basis but increased 3% on a constant currency basis. The constant currency increase was driven primarily by lower corporate costs.
Liquidity and Capital Resources
On January 31, 2019, we completed the Arysta Sale for approximately $4.20 billion in cash, subject to certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date of the Arysta Sale. The proceeds of the Arysta Sale, along with a portion of the proceeds from a $750 million term loan under the New Credit Agreement, were used to pay down approximately $4.60 billion of our then existing debt. At March 31, 2019, following the pay down, our indebtedness totaled $1.64 billion.  The expected interest payments on our new existing debt, consisting of the 5.875% USD Notes due 2025 and the new term loan under the New Credit Agreement, are expected to total approximately $70 million per year over the next three years, taking into account the effect of interest rate swaps and cross-currency swaps, excluding any potential additional borrowings under the New Credit Agreement, with the first significant principal payment, totaling $800 million, due in 2025. In the first quarter of 2019, we also paid $40.0 million of contingent consideration related to the achievement of certain common stock trading targets set in connection with the MacDermid Acquisition. In addition, on February 8, 2019, as part of our previously-announced stock repurchase program, we repurchased 37 million shares of our common stock for an aggregate purchase price of $434 million. The repurchase was funded from cash on hand and proceeds from borrowings under the New Credit Agreement.

Our primary sources of liquidity during the three months ended March 31, 2019 were proceeds from the Arysta Sale of approximately $4.20 billion as well as the $750 million term loan under the New Credit Agreement, periodic borrowings under the Revolving Credit Facility of the Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations as well as to pay down approximately $4.60 billion of debt outstanding on the closing date of the Arysta Sale and to fund our $434 million of share repurchase. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the New Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, working capital cycles and/or future share repurchases and/or acquisitions may require additional funding, which may include future debt and/or equity offerings.  Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
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
During the three months ended March 31, 2019, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the United States. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional foreign taxes. Of our $230 million of cash and cash equivalents at March 31, 2019, $215 million were held by our foreign subsidiaries.
The following is a summary of our cash flows used in operating, investing, and financing activities of continuing operations during the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2019	2018
Cash used in operating activities	$(32.0)	$(49.4)
Cash provided by investing activities	$4,194.1	$19.4
Cash (used in) provided by financing activities	$(4,240.5)	$51.5
Operating Activities
During the three months ended March 31, 2019, cash used in operating activities totaled $32.0 million, compared to $49.4 million used during the three months ended March 31, 2018. This decrease was driven primarily by higher cash operating profits (net loss adjusted for non-cash items), including $21.3 million of lower interest payments and lower net build of accounts receivable, inventories and accounts payable due to lower revenue, partially offset by the payment of contingent consideration liability of $30.9 million.
Investing Activities
Cash flows provided by investing activities totaled $4.19 billion during the three months ended March 31, 2019, as compared to $19.4 million provided by investing activity during the three months ended March 31, 2018. This increase was driven by the Arysta Sale, which generated $4.19 billion. Investing cash inflows from the prior year include $25.0 million of proceeds from the sale of an equity investment.

Financing Activities
Cash flows used in financing activities totaled $4.24 billion during the three months ended March 31, 2019, as compared to $51.5 million provided by financing activity during the three months ended March 31, 2018. This increase was primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the New Credit Agreement. These cash inflows were also used to fund the repurchase of our common stock for an aggregate purchase price of $434 million. In addition, $30.1 million was used to fund the repurchase and extinguishment fees related to our debt pay down and $9.4 million was used to fund the deferred financing fees associated with the New Credit Agreement. Cash inflows from borrowings under our lines of credit totaled $95.3 million during the first quarter of 2019, as compared to $52.0 million during the first quarter of 2018.
Financial Borrowings
Credit Facilities
At March 31, 2019, we had $1.64 billion of indebtedness, which primarily included:

•	$785 million of 5.875% USD Notes due 2025; and

•	$738 million of term debt arrangements outstanding under the first lien credit facility of the New Credit Agreement.
Availability under the revolving credit facility of the New Credit Agreement and various lines of credit and overdraft facilities totaled $232 million at March 31, 2019 (net of $5.1 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2019, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions which govern our 5.875% USD Notes Indenture, as well as the debt covenants contained in the credit facilities of the New Credit Agreement. The New Credit Agreement provides full availability of our unused borrowing capacity, net of letters of credit, under its revolving credit facility.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as letters of credit. For additional information regarding letters of credit, see Note 7, Debt, to our unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2018 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2018 Annual Report.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures as defined in Rules 13a-15 (e) and 15d-15(e) under the Exchange Act. As required by Rule 13a-15(b) of the Exchange Act, management, including our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.
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
There have been no changes in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 12, Contingencies, Environmental and Legal Matters, to the unaudited interim Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors, of our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended March 31, 2019 of equity securities of the Company:

(amounts in millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program
Period
January 1 - January 31	—	$—		—
February 1 - February 28	37	11.72	(1)	37
March 1 - March 31	—	—		—
Total	37	$11.72		37	$316

(1)	Represents the last sale price reported per share of the Company’s common stock as of the 4 pm close of trading on the NYSE on Friday, February 1, 2019.

(2)
In July 2018, the Board authorized a program to repurchase up to $750 million of the Company’s common stock, of which $434 million had been utilized as of March 31, 2019 in connection with the repurchase of 37 million shares on February 8, 2019. The Company’s share repurchase program does not require the repurchase of any specific number of shares, and shares repurchases are made opportunistically at the discretion of the Company.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
2.1	Arysta Sale Agreement, dated as of July 20, 2018, between the Company and UPL (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on July 20, 2018, and incorporated herein by reference)
2.2
Amendment Number One to Stock Purchase Agreement dated as of January 25, 2019 by and among the Company, Purchaser, Arysta, US Purchaser and Merger Sub (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on January 28, 2019, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
4.1	Specimen Stock Certificate (filed as Exhibit 4.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
10.1
New Credit Agreement, dated as of January 31, 2019, by and among, inter alia, the Company, MacDermid, the subsidiaries of the borrowers from time to time parties thereto, the lenders from time to time parties thereto, Credit Suisse Loan Funding LLC, as syndication agent, and Barclays Bank PLC, as administrative agent and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)

10.2
Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid and the subsidiaries of the borrowers from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent (filed as Exhibit 10.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)

10.3
Letter Agreement dated March 22, 2019, by and between Element Solutions and John P. Connolly (filed as Exhibit 10.2 of the Current Report on Form 8-K filed on March 28, 2019, and incorporated herein by reference)

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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this May 1, 2019.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)