Form 10-Q
period 2019-06-30
Element Solutions Inc
filed 2019-08-02
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 001-36272
Element Solutions Inc
(Exact name of Registrant as specified in its charter)

Delaware			37-1744899
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

500 East Broward Boulevard,		Suite 1860	33394
Fort Lauderdale,	Florida		(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (561) 207-9600
_______________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESI	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 26, 2019: 256,664,544

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., parent company of the former Agricultural Solutions segment.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL for net cash proceeds of approximately $4.28 billion, completed on January 31, 2019.
Arysta Sale Agreement	Stock Purchase Agreement, dated July 20, 2018, as amended by Amendment Number One to Stock Purchase Agreement, dated as of January 25, 2019, related to the Arysta Sale.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standard Board.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition	Element Solutions' acquisition of 100% of the equity of MacDermid Holdings, LLC, completed on October 31, 2013 and March 4, 2014.
New Credit Agreement
Element Solutions' new Credit Agreement, dated as of January 31, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and MacDermid from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.

NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
PDH	Platform Delaware Holdings, Inc., a former subsidiary of Element Solutions.
Prior Senior Notes	Element Solutions' 6.00% EUR Notes due 2023 and 6.50% USD Notes due 2022, collectively.
Prior Senior Notes Indenture	The indenture, dated as of February 2, 2015, governing the Prior Senior Notes prior to their redemption.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2019.
Retaining Holder
Each Holder whose equity interest of MacDermid Holdings, LLC, held immediately prior to the closing of the MacDermid Acquisition, was converted into shares of common stock of PDH pursuant to a Retaining Holder Securityholders’ Agreement dated October 31, 2013.

SEC	Securities and Exchange Commission.
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

i

Discontinued Operations
Unless otherwise specified, the results and disclosures presented in this Quarterly Report exclude discontinued operations. Discontinued operations relate to the former Agricultural Solutions business of Element Solutions which consisted of Arysta and its subsidiaries. Accordingly, Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited Condensed Consolidated Financial Statements. The Arysta Sale was completed on January 31, 2019. See Note 3, Discontinued Operations, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for additional information.
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Examples of forward looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding our corporate reorganization; business strategy and potential repurchases of our common stock; cost savings and efficiencies relating to the Arysta Sale or otherwise; the impact of new accounting standards and accounting changes; our dividend policy; the effects of global economic conditions on our business and financial condition; our hedging activities; timing and outcome of environmental and legal matters; our goodwill and other intangible assets; price volatility and cost environment; our liquidity and capital resources; our funding sources; our capital expenditures; our debt; off-balance sheet arrangements and contractual obligations; general views about future operating results; our risk management programs; our business and management strategies; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements are not guarantees of future performance, actions or events and are subject to risks and uncertainties. If one or more of these risks or uncertainties materialize, or if management’s underlying estimates, assumptions or expectations prove to be inaccurate or are unrealized, actual results may differ materially from those contemplated by these statements. A discussion of such risks and uncertainties include, without limitation, the risks set forth in Part I, Item 1A, Risk Factors, of our 2018 Annual Report. Any forward-looking statement made by us in this Quarterly Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our Form 10-K, 10-Q and 8-K reports filed with the SEC.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, performance measures calculated in accordance with GAAP. For definitions of these non-GAAP financial measures and additional information on why they are presented, their respective limitations and reconciliations to the most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$456.7	$501.6	$916.5	$994.1
Cost of sales	263.7	286.9	525.2	568.3
Gross profit	193.0	214.7	391.3	425.8
Operating expenses:
Selling, technical, general and administrative	126.4	144.3	268.8	285.1
Research and development	11.1	11.2	21.9	22.6
Total operating expenses	137.5	155.5	290.7	307.7
Operating profit	55.5	59.2	100.6	118.1
Other expense:
Interest expense, net	(18.2)	(78.3)	(56.3)	(155.5)
Foreign exchange (loss) gain	(28.3)	(2.4)	(1.2)	5.1
Other (expense) income, net	(1.1)	1.9	(49.1)	13.7
Total other expense	(47.6)	(78.8)	(106.6)	(136.7)
Income (loss) before income taxes and non-controlling interests	7.9	(19.6)	(6.0)	(18.6)
Income tax benefit (expense)	6.8	(30.0)	17.2	(39.9)
Net income (loss) from continuing operations	14.7	(49.6)	11.2	(58.5)
(Loss) income from discontinued operations, net of tax	(13.3)	61.4	14.1	108.3
Net income	1.4	11.8	25.3	49.8
Net loss (income) attributable to the non-controlling interests	0.1	0.2	(0.6)	(0.5)
Net income attributable to common stockholders	$1.5	$12.0	$24.7	$49.3

Earnings (loss) per share
Basic from continuing operations	$0.06	$(0.17)	$0.04	$(0.21)
Basic from discontinued operations	(0.05)	0.21	0.05	0.38
Basic attributable to common stockholders	$0.01	$0.04	$0.09	$0.17

Diluted from continuing operations	$0.06	$(0.17)	$0.04	$(0.21)
Diluted from discontinued operations	(0.05)	0.21	0.05	0.38
Diluted attributable to common stockholders	$0.01	$0.04	$0.09	$0.17

Weighted average common shares outstanding
Basic	257.3	288.2	262.7	288.0
Diluted	259.6	288.2	265.3	288.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$1.4	$11.8	$25.3	$49.8

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) of $(0.7) and $0.0 for the three months ended June 30, 2019 and 2018, and $0.0 for the six months ended June 30, 2019 and 2018, respectively	(0.1)	(377.8)	94.1	(318.6)
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2019 and 2018, respectively	—	—	479.8	—
Total foreign currency translation adjustments	(0.1)	(377.8)	573.9	(318.6)
Pension and post-retirement plans:
Reclassifications, net of tax of $0.0 for the three and six months ended June 30, 2019 and 2018, respectively	—	—	(2.1)	—
Total pension and post-retirement plans	—	—	(2.1)	—
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $2.4 and $0.9 for the three months ended June 30, 2019 and 2018, and $0.0 and $3.1 for the six months ended June 30, 2019 and 2018, respectively	(18.5)	10.4	(27.7)	7.8
Reclassifications, net of tax of $0.00 and $0.0 for the three months ended June 30, 2019 and 2018, and $1.4 and $0.0 for the six months ended June 30, 2019 and 2018, respectively	0.3	(7.8)	(5.4)	0.9
Total unrealized (loss) gain arising on qualified hedging derivatives	(18.2)	2.6	(33.1)	8.7
Other comprehensive (loss) income	(18.3)	(375.2)	538.7	(309.9)
Comprehensive (loss) income	(16.9)	(363.4)	564.0	(260.1)
Comprehensive loss (income) attributable to the non-controlling interests	—	35.1	(40.2)	32.8
Comprehensive (loss) income attributable to common stockholders	$(16.9)	$(328.3)	$523.8	$(227.3)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$247.6	$233.6
Accounts receivable, net of allowance for doubtful accounts of $8.3 and $7.7 at June 30, 2019 and December 31, 2018, respectively	374.7	382.4
Inventories	201.6	188.1
Prepaid expenses	23.7	14.3
Other current assets	69.1	42.5
Current assets of discontinued operations	9.6	1,621.3
Total current assets	926.3	2,482.2
Property, plant and equipment, net	256.7	266.9
Goodwill	2,177.9	2,182.6
Intangible assets, net	967.0	1,024.5
Other assets	105.6	32.9
Non-current assets of discontinued operations	6.8	3,412.4
Total assets	$4,440.3	$9,401.5
Liabilities and stockholders' equity
Accounts payable	$106.1	$100.9
Current installments of long-term debt and revolving credit facilities	57.8	25.3
Accrued expenses and other current liabilities	116.2	189.5
Current liabilities of discontinued operations	57.9	826.8
Total current liabilities	338.0	1,142.5
Debt	1,515.3	5,350.7
Pension and post-retirement benefits	48.6	49.5
Deferred income taxes	120.3	133.0
Other liabilities	186.9	128.5
Non-current liabilities of discontinued operations	—	416.2
Total liabilities	2,209.1	7,220.4
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2019: 258.3 shares issued; 2018: 289.3 shares issued)	2.6	2.9
Additional paid-in capital	4,109.4	4,062.1
Treasury stock (2019: 1.7 shares; 2018: 0.3 shares)	(16.8)	(3.5)
Accumulated deficit	(1,604.0)	(1,195.4)
Accumulated other comprehensive loss	(258.4)	(756.9)
Total stockholders' equity	2,232.8	2,109.2
Non-controlling interests	(1.6)	71.9
Total equity	2,231.2	2,181.1
Total liabilities and stockholders' equity	$4,440.3	$9,401.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$25.3	$49.8
Net income from discontinued operations, net of tax	14.1	108.3
Net income (loss) from continuing operations	11.2	(58.5)
Reconciliation of net loss from continuing operations to net cash flows used in operating activities:
Depreciation and amortization	77.5	79.8
Deferred income taxes	(10.8)	(18.0)
Foreign exchange gain	(8.6)	(7.7)
Other, net	79.8	5.6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5.4	(11.3)
Inventories	(13.9)	(27.1)
Accounts payable	5.4	12.2
Accrued expenses	(93.5)	1.0
Prepaid expenses and other current assets	(24.9)	17.5
Other assets and liabilities	(22.3)	(6.2)
Net cash flows provided by (used in) operating activities of continuing operations	5.3	(12.7)
Cash flows from investing activities:
Capital expenditures	(11.4)	(11.0)
Proceeds from disposal of property, plant and equipment	—	1.6
Acquisition of business, net of cash acquired	—	(28.2)
Proceeds from Arysta Sale (net of cash $148.7 million)	4,281.8	—
Proceeds from the sale of equity investment	—	25.0
Other, net	7.9	0.8
Net cash flows provided by (used in) investing activities of continuing operations	4,278.3	(11.8)
Cash flows from financing activities:
Debt proceeds, net of discount	749.1	—
Repayments of borrowings	(4,603.0)	(0.2)
Change in lines of credit, net	25.1	60.0
Repurchases of common stock	(445.1)	—
Payment of financing fees	(39.5)	(1.0)
Other, net	(8.8)	0.3
Net cash flows (used in) provided by financing activities of continuing operations	(4,322.2)	59.1
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(135.3)	(79.0)
Net cash flows used in investing activities of discontinued operations	(5.0)	(20.9)
Net cash flows provided by financing activities of discontinued operations	4.8	44.1
Net cash flows used in discontinued operations	(135.5)	(55.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.2	(15.8)
Net decrease in cash, cash equivalents and restricted cash	(167.9)	(37.0)
Cash, cash equivalents and restricted cash at beginning of period (1)	415.5	483.9
Cash, cash equivalents and restricted cash at end of period (2)	$247.6	$446.9
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million and $225.4 million at December 31, 2018 and 2017, respectively.
(2) Includes cash, cash equivalents and restricted cash of discontinued operations of $166.6 million at June 30, 2018.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2019	2,000,000	$—	257,955,093	$2.6	$4,105.1	512,956	$(5.4)	$(1,605.5)	$(240.1)	$2,256.7	$(1.5)	$2,255.2
Net income	—	—	—	—	—	—	—	1.5	—	1.5	(0.1)	1.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(18.3)	(18.3)	—	(18.3)
Exercise/ vesting of share based compensation	—	—	336,703	—	1.9	—	—	—	—	1.9	—	1.9
Issuance of common stock under ESPP	—	—	32,027	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	—	—	1,154,585	(11.4)	—	—	(11.4)		(11.4)
Equity compensation expense	—	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2

Three Months Ended June 30, 2018	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2018	2,000,000	$—	288,115,844	$2.9	$4,043.6	6,618.0	$(0.1)	$(833.7)	$(356.9)	$2,855.8	$111.2	$2,967.0
Net income (loss)	—	—	—	—	—	—	—	12.0	—	12.0	(0.2)	11.8
Other comprehensive loss, net of taxes	—	—	—	—		—	—	—	(340.4)	(340.4)	(34.8)	(375.2)
Exercise/ vesting of share based compensation	—	—	29,549	—	—	—	—	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	29,069	—	0.4	—	—	—	—	0.4	(0.4)	—
Issuance of common stock under ESPP	—	—	33,443	—	0.3	—	—	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	4.3	—	—	—	—	4.3	—	4.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3.8)	(3.8)
Balance at June 30, 2018	2,000,000	$—	288,207,905	$2.9	$4,048.6	6,618.0	$(0.1)	$(821.7)	$(697.3)	$2,532.4	$72.0	$2,604.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	24.7	—	24.7	0.6	25.3
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	49.1	49.1	—	49.1
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,929,518	—	1.9	170,989	(1.9)	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	58,425	—	0.6	—	—	—	—	0.6	—	0.6
Repurchases of common stock	—	—	(37,000,000)	(0.4)	—	1,154,585	(11.4)	(433.3)	—	(445.1)	—	(445.1)
Equity compensation expense	—	—	—	—	9.4	—	—	—	—	9.4	—	9.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2

Six Months Ended June 30, 2018	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	—	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net income	—	—	—	—	—	—	—	49.3	—	49.3	0.5	49.8
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(276.6)	(276.6)	(33.3)	(309.9)
Exercise/ vesting of share based compensation	—	—	44,549	—	—	—	—	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	686,610	—	8.6	—	—	—	—	8.6	(8.6)	—
Issuance of common stock under ESPP	—	—	70,807	—	0.6	—	—	—	—	0.6	—	0.6
Equity compensation expense	—	—	—	—	7.4	—	—	—	—	7.4	—	7.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3.5)	(3.5)
Balance at June 30, 2018	2,000,000	$—	288,207,905	$2.9	$4,048.6	6,618	$(0.1)	$(821.7)	$(697.3)	$2,532.4	$72.0	$2,604.4

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company and have been prepared on a basis that is consistent with the accounting principles applied in the Company’s 2018 Annual Report. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2018 Annual Report.
On January 31, 2019, the Company completed the Arysta Sale for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments. Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited Condensed Consolidated Financial Statements. See Note 3, Discontinued Operations, for additional information. The Company's Prior Senior Notes, 5.875% USD Notes due 2025 and term loans then outstanding under the Company's second amended and restated credit agreement, dated August 6, 2014, as further amended and restated, were not required to be immediately redeemed or repaid in connection with the Arysta Sale. As such, the related liabilities and interest expense are not included in discontinued operations and therefore fully burdened continuing operations.
The process of preparing the Company’s unaudited Condensed Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. These estimates and judgments are based on historical experience, future expectations and other factors as well as assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.
Certain other prior year amounts have been reclassified to conform to the current year’s presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Leases (Topic 842) - In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This ASU requires lessees to recognize most leases in their balance sheets, but to continue to record expenses on their income statements in a manner similar to current accounting. The ASU is required to be applied to leases in existence as of the date of initial application using a modified retrospective transition approach. The Company adopted the new standard on January 1, 2019. No cumulative-effect adjustment was required to the opening balance of retained earnings on the adoption date.

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
This new standard had no impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows but its Condensed Consolidated Balance Sheet at June 30, 2019 was impacted by the recognition of right of use (ROU) assets of $64.0 million in "Other Assets" which reflected the present value of remaining operating lease payments under existing lease arrangements, as well as current and non-current lease liabilities of $14.9 million and $49.3 million, reported in "Accrued expenses and other current liabilities" and "Other liabilities," respectively.
See Note 11, Leases, for more information.
Derivatives and Hedging (Topic 815) - In August 2017, the FASB issued ASU No. 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” This ASU improves the financial reporting of hedge relationships by updating hedging designation and measurement guidance. The update also simplifies the application of existing hedge accounting guidance related to assessing hedge effectiveness. The guidance is effective prospectively as of January 1, 2019 and is applied to contracts in existence at the date of adoption. This new guidance did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
On July 20, 2018, the Company agreed to sell to UPL 100% of the then issued and outstanding shares of common stock of Arysta and its subsidiaries pursuant to the terms and conditions of the Arysta Sale Agreement. The Arysta Sale was completed on January 31, 2019 for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital, as finalized with UPL on May 17, 2019.
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
In the second quarter of 2019, the Company recorded a loss of $18.8 million on the Arysta Sale, for a 2019 year-to-date gain of $2.5 million. The sale resulted in an overall loss of $448 million as an estimated impairment loss of $450 million was recorded in 2018, primarily due to the reclassification of foreign currency translation adjustments from "Accumulated other comprehensive loss" within Stockholders’ Equity into earnings within the Condensed Consolidated Statement of Operations. The Company may record an additional gain or loss in the future as it settles certain tax assets and liabilities associated with the Arysta Sale.
In connection with the Arysta Sale, the Company agreed to retain certain liabilities associated with legal and tax proceedings, primarily related to an Arysta subsidiary in Brazil. The Company does not expect to incur any material losses as a result of these proceedings. However, the resolutions of these matters may take several years and, to the extent not covered by insurance, may adversely impact the Company's financial position or results of operations.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising net (loss) income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019 (1)	2018
Net sales	$—	$520.9	$65.3	$992.5
Cost of sales	—	(312.7)	(45.5)	(590.7)
Selling, technical, general and administrative	(0.8)	(135.7)	(37.4)	(271.9)
Research and development	—	(14.8)	(4.6)	(26.9)
(Loss) gain on Arysta Sale	(18.8)	—	2.5	—
Operating (loss) profit	(19.6)	57.7	(19.7)	103.0
Other, net	(0.6)	(40.9)	8.7	15.8
(Loss) income from discontinued operations, before income taxes	(20.2)	16.8	(11.0)	118.8
Income tax benefit (expense)	6.9	44.6	25.1	(10.5)
(Loss) income from discontinued operations, net of tax	(13.3)	61.4	14.1	108.3
Net loss (income) from discontinued operations attributable to the non-controlling interests	0.1	(0.4)	—	0.2
Net (loss) income from discontinued operations attributable to common stockholders	$(13.2)	$61.0	$14.1	$108.5

(1)
Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.

The carrying value of major classes of assets and liabilities related to the Company's discontinued operations were as follows:

	June 30,		December 31,
(dollars in millions)	2019		2018
Assets
Cash and cash equivalents	$—		$177.8
Accounts receivable, net	—		919.4
Inventories	—		369.1
Other current assets	9.6	(1)	155.0
Current assets of discontinued operations	$9.6		$1,621.3
Property, plant and equipment, net	$—		$172.0
Goodwill	—		1,816.9
Intangible assets, net	—		1,797.7
Other assets	6.8		(374.2)	(2)
Non-current assets of discontinued operations	$6.8		$3,412.4
Liabilities
Accounts payable	$—		$365.7
Current installments of revolving credit facilities	—		52.5
Accrued expenses and other current liabilities	57.9		408.6
Current liabilities of discontinued operations	$57.9		$826.8
Deferred income taxes	$—		$369.9
Other liabilities	—		46.3
Non-current liabilities of discontinued operations	$—		$416.2

(1)	Primarily comprised of a receivable from UPL associated with certain post-closing adjustments.

(2)	Includes the impairment loss of $450 million on discontinued operations at December 31, 2018.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018
Finished goods	$118.0	$109.4
Work in process	17.9	15.3
Raw materials and supplies	65.7	63.4
Total inventories	$201.6	$188.1

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	June 30, 2019	December 31, 2018
Land and leasehold improvements	$67.5	$67.8
Buildings and improvements	104.7	101.0
Machinery, equipment, fixtures and software	212.1	207.3
Construction in process	11.7	14.9
Total property, plant and equipment	396.0	391.0
Accumulated depreciation	(139.3)	(124.1)
Property, plant and equipment, net	$256.7	$266.9

For the three months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $10.4 million and $11.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $20.7 million and $22.9 million, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)		Electronics	Industrial & Specialty	Total
Balance at December 31, 2018	(*)	$1,226.7	$955.9	$2,182.6
Foreign currency translation		(2.4)	(2.3)	(4.7)
Balance at June 30, 2019	(*)	$1,224.3	$953.6	$2,177.9
(*) Includes accumulated impairment losses of $46.6 million associated with the Company's Industrial & Specialty segment.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $105 million and $150 million at June 30, 2019 and December 31, 2018, respectively.
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
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	June 30, 2019			December 31, 2018
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$925.7	$(317.3)	$608.4	$927.8	$(283.2)	$644.6
Developed technology	381.5	(175.1)	206.4	381.3	(155.6)	225.7
Tradenames	50.8	(3.2)	47.6	5.9	(1.6)	4.3
Non-compete agreements	1.5	(1.4)	0.1	1.5	(1.3)	0.2
Total	$1,359.5	$(497.0)	$862.5	$1,316.5	$(441.7)	$874.8

For the three months ended June 30, 2019 and 2018, the Company recorded amortization expense on intangible assets of $28.4 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded amortization expense on intangible assets of $56.8 million and $56.9 million, respectively.
7.  DEBT
The Company’s debt and finance lease obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2019	December 31, 2018
USD Term Loans (1)	2026	LIBOR plus 2.25%	$736.4	$—
Senior Notes - USD 800 million (2)	2025	5.875%	785.8	784.9
Senior Notes - USD 1.10 billion (2)	2022	6.50%	—	1,067.1
Senior Notes - EUR 350 million (2)	2023	6.00%	—	397.4
First Lien Credit Facility - USD Term Loans (1)	2020	> of 3.50% or LIBOR plus 2.50%	—	624.3
First Lien Credit Facility - USD Term Loans (1)	2021	> of 4.00% or LIBOR plus 3.00%	—	1,124.7
First Lien Credit Facility - Euro Term Loans (1)	2020	> of 3.25% or EURIBOR plus 2.50%	—	666.2
First Lien Credit Facility - Euro Term Loans (1)	2021	> of 3.50% or EURIBOR plus 2.75%	—	685.3
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	50.0	25.0
Other			0.9	1.1
Total debt and finance lease obligations			1,573.1	5,376.0
Less: current installments of long-term debt and revolving credit facilities			57.8	25.3
Total long-term debt and finance lease obligations			$1,515.3	$5,350.7

(1)
Term loans, net of unamortized discounts and debt issuance costs of $9.8 million and $22.4 million at June 30, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 2.4% and 4.6% at June 30, 2019 and December 31, 2018, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.

(2)
Senior notes, net of unamortized premium, discounts and debt issuance costs of $14.2 million and $29.9 million at June 30, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 6.2% and 6.5% at June 30, 2019 and December 31, 2018, respectively.

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
The New Credit Agreement replaced the Company's second amended and restated credit agreement, dated August 6, 2014, as further amended and restated, which was terminated on January 31, 2019, the closing date of the Arysta Sale, as the Company paid down its then existing credit facilities, including the first lien credit facility and the revolving credit facility, under this agreement and expensed $22.9 million of unamortized premiums, discounts and debt issuance costs, which was recorded in the Condensed Consolidated Statement of Operations as "Other (expense) income, net."
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
The revolving facility under the New Credit Agreement includes borrowing capacity in the form of letters of credit of up to $100 million. In connection with the termination of the Company's second amended and restated credit agreement and entry into the New Credit Agreement, all letters of credit outstanding on January 31, 2019 under the second amended and restated credit agreement were rolled into the New Credit Agreement.
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
At June 30, 2019, the Company was in compliance with the debt covenants contained in the credit facilities of the New Credit Agreement and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $275 million, net of letters of credit, under the revolving facility.

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
5.875% USD Notes due 2025
The 5.875% USD Notes due 2025 are governed by the 5.875% USD Notes Indenture which provides, among other things, for customary affirmative and negative covenants, events of default and other customary provisions. The Company has the option to redeem the 5.875% USD Notes due 2025 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 5.875% USD Notes due 2025 are fully and unconditionally guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the New Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At June 30, 2019 and December 31, 2018, the aggregate principal amount outstanding under such facilities totaled $50.0 million and $25.0 million, respectively. The Company also had letters of credit outstanding of $5.1 million and $10.2 million at June 30, 2019 and December 31, 2018, respectively, of which $4.8 million and $9.7 million at June 30, 2019 and December 31, 2018, respectively, reduced the borrowings available under the various facilities. At June 30, 2019, the availability under these facilities totaled approximately $303 million, net of outstanding letters of credit.
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
At June 30, 2019, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2019 and December 31, 2018 was approximately $148.8 million and $102 million, respectively, with settlement dates generally within one year.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods.  The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $39.5 million and $28.9 million at June 30, 2019 and December 31, 2018, respectively. Substantially all contracts outstanding at June 30, 2019 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
Unrealized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates
During the six months ended June 30, 2019, the Company:

•
Terminated and settled interest rate swaps previously entered into to effectively fix the floating base rate portion of its interest payments on approximately $1.12 billion of prior U.S. dollar denominated debt and €276 million of prior euro denominated debt at 1.96% and 1.20%, respectively, through June 2020. Upon termination and settlement, the Company received a cash payment of $8.2 million and reclassified $7.1 million of income from "Accumulated other comprehensive loss" to "Other (expense) income, net" in the Condensed Consolidated Statement of Operations. The proceeds are reflected as cash flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows.

•
Entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with its new $750 million term loan under New Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. All interest payments to be paid during the last two years preceding the maturity date of this new term loan (February 2024 to January 2026) will revert back to a floating rate of interest. The proceeds are reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.

•
Entered into cross-currency swaps to effectively convert the new $750 million term loan under the New Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt. Under these contracts, which expire in January 2024, the Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge counterparties on an aggregate initial notional amount of $750 million. The Company has also designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations. The proceeds are reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.

The net result of the above hedges is a fixed interest rate of approximately 2.4% through January 2024.
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
For the three and six months ended June 30, 2019, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $5.1 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2019	December 31, 2018
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$0.6	$0.9
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	—	6.5
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	18.2	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	—	2.6
Available for sale equity securities	Other assets	Level 1	0.3	0.3
Total			$19.1	$10.3

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other liabilities	Level 2	$2.0	$1.2
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other liabilities	Level 2	5.1	0.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	22.4	0.3
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	18.8	—
Long-term contingent consideration	Other liabilities	Level 3	20.6	57.4
Total			$68.9	$59.5

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
Long-term contingent consideration - The long-term contingent consideration represented a potential liability of up to $100 million tied to the achievement of certain common stock trading price performance metrics and Adjusted EBITDA targets over a seven-year period ending December 2020 in connection with the MacDermid Acquisition. In the first quarter of 2019, the Company paid $40.0 million of this liability related to the achievement of common stock performance targets, reducing the potential contingent consideration liability to $60.0 million. Of the $40.0 million paid in 2019, $30.9 million was reflected as a cash outflow from Operating Activities and $9.1 million was reflected as a cash outflow from Financing Activities on the Condensed Consolidated Statements of Cash Flows. The amount reflected as Financing Activities represented the initial amount recorded in purchase accounting.

•
The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on present value and multi-year forecast assumptions, which include a discount rate of 10.50% and probability weighted Adjusted EBITDA assessments of expected future payment values of $0.0 million, $30.0 million and $60.0 million. At June 30, 2019, based on the most recent multi-year forecast, the Company continues to determine there is a higher probability of achieving the Adjusted EBITDA target that will result in an expected payment of $30.0 million. An increase or a decrease in the probability weighted Adjusted EBITDA assessments of future payment values of 10.0% changes the estimated fair value measure of the performance metric by approximately $2.3 million.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses.
There were no significant transfers between the fair value hierarchy levels for the three and six months ended June 30, 2019.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.58 billion, respectively, at June 30, 2019. At December 31, 2018, the carrying value and estimated fair value each totaled $5.35 billion. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At June 30, 2019 and December 31, 2018, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of the Company's common stock on a one-for-one basis (i) in the event of a change of control of the Company or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
As holders of the Series A Preferred Stock, the Founder Entities are entitled to receive dividends in the form of shares of the Company's common stock. The dividend amount is calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends, which is currently $22.85 per share.
Non-Controlling Interest
In connection with the MacDermid Acquisition, approximately $97.5 million was raised in new equity consisting of 8,774,527 shares of common stock of PDH. The shares of common stock of PDH were recorded in the Condensed Consolidated Balance Sheets as "Non-controlling interests." On March 29, 2019, the Company completed the merger of PDH with and into Element Solutions, with Element Solutions continuing as the surviving entity. As a result of this merger and without any action on the part of the Retaining Holders, each share of common stock of PDH outstanding at March 29, 2019 was converted into the right to receive one share of the Company's common stock, and all shares of common stock of PDH were subsequently converted.
As a result of the merger, there was no allocation of net income to the Retaining Holders for the three months ended June 30, 2019. For the three months ended June 30, 2018, approximately $0.6 million of net loss had been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, approximately $0.5 million and $0.6 million, respectively, of net income had been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
Repurchases of Common Stock
On February 8, 2019, as part of the Company's previously-announced share repurchase program, the Company repurchased 37 million shares of its common stock for a per share purchase price of $11.72, the last sale price reported for the Company's shares as of the 4 pm close of trading on the NYSE on Friday, February 1, 2019, or an aggregate purchase price of $434 million. These repurchased shares, which represented approximately 13% of the Company's then outstanding common stock, were retired on the repurchase date. The repurchases were funded from cash on hand and borrowings under the New Credit Agreement.
During the three months ended June 30, 2019, the Company repurchased approximately 1.2 million shares of its common stock under the share repurchase program for approximately $11.4 million, at an average price of $9.89 per share. The repurchases were allocated to treasury shares and were funded from cash on hand.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The remaining authorization under the share repurchase program was approximately $305 million at June 30, 2019.
10.  EARNINGS (LOSS) PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings (loss) per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
Net income (loss) from continuing operations	$14.7	$(49.6)	$11.2	$(58.5)
Net loss (income) attributable to the non-controlling interests	—	0.6	(0.6)	(0.7)
Net income (loss) from continuing operations attributable to common stockholders	$14.7	$(49.0)	$10.6	$(59.2)

Basic weighted average common shares outstanding	257.3	288.2	262.7	288.0
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of founder preferred stock	2.0	—	2.0	—
Number of stock options, RSUs and shares issued through ESPP	0.3	—	0.6	—
Denominator adjustments for diluted EPS	2.3	—	2.6	—
Diluted weighted average common shares outstanding	259.6	288.2	265.3	288.0

Earnings (loss) per share from continuing operations attributable to common stockholders:
Basic	$0.06	$(0.17)	$0.04	$(0.21)
Diluted	$0.06	$(0.17)	$0.04	$(0.21)

For the three and six months ended June 30, 2019 and 2018, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for RSUs contingent upon performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2019	2018	2019	2018
Shares issuable for the contingent consideration	5.0	7.4	5.1	8.0
Shares issuable upon conversion of Series A Preferred Stock	—	2.0	—	2.0
Shares issuable upon vesting of RSUs	0.6	1.5	0.5	1.3
Shares issuable upon conversion of the shares of common stock of PDH	—	4.1	—	4.2
Total	5.6	15.0	5.6	15.5

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
For the three and six months ended June 30, 2019, operating lease expense are primarily included in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations and totaled $5.2 million and $10.3 million, respectively.

Six Months Ended June 30,
(dollars in millions)	2019
Supplemental Cash Flow Information for Operating Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10.4

ROU assets obtained in exchange for operating lease obligations	$2.5
Weighted average remaining lease term	8 years
Weighted average discount rate	5.3%

Maturities of lease liabilities by fiscal year for operating leases at June 30, 2019 were as follows:

(dollars in millions)
Remainder of 2019	$9.6
2020	15.2
2021	12.3
2022	10.4
2023	7.2
Thereafter	25.0
Total future minimum lease payments	79.7
Less: imputed interest	(15.5)
Present value of lease liabilities	$64.2

Minimum future non-cancelable operating lease commitments at December 31, 2018 were as follows:

(dollars in millions)
2019	$19.2
2020	15.5
2021	11.9
2022	9.7
2023	7.7
Thereafter	27.9
Total	$91.9

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

12. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
Environmental Matters
The Company is involved in various claims relating to environmental matters at current and former plants and waste management sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, it has been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. The Company analyzes each individual site, considering the number of parties involved, the level of its potential liability or contribution relating to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which costs are likely to be incurred. Based on this analysis, the Company estimates the clean-up costs and related claims for each site. The estimates are based in part on discussions with other potential responsible parties, governmental agencies and engineering firms.
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $16.5 million and $18.3 million at June 30, 2019 and December 31, 2018, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
For the three months ended June 30, 2019, the Company recognized an income tax benefit of $6.8 million, as compared to an income tax expense of $30.0 million in the prior year. The tax benefit for the three months ended June 30, 2019 represented a benefit on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the three months ended June 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $17.2 million, as compared to an income tax expense of $39.9 million in the prior year. The tax benefit for the six months ended June 30, 2019 represented a benefit

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on interest limitation carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the six months ended June 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net Sales:
Electronics
Assembly Solutions	$137.4	$149.8	$270.4	$289.6
Circuitry Solutions	92.2	102.1	183.0	208.1
Semiconductor Solutions	38.3	43.8	80.4	86.0
Total Electronics	267.9	295.7	533.8	583.7
Industrial & Specialty
Industrial Solutions	132.5	142.0	270.5	287.5
Graphics Solutions	37.3	40.7	73.0	79.4
Energy Solutions	19.0	23.2	39.2	43.5
Total Industrial & Specialty	188.8	205.9	382.7	410.4
Total net sales	$456.7	$501.6	$916.5	$994.1

Adjusted EBITDA:
Electronics	$60.4	$65.0	$116.8	$125.1
Industrial & Specialty	40.1	44.4	82.3	88.4
Total Adjusted EBITDA	$100.5	$109.4	$199.1	$213.5
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three months ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Net income attributable to common stockholders	$1.5	$12.0	$24.7	$49.3
Add (subtract):
Net (loss) income attributable to the non-controlling interests	(0.1)	(0.2)	0.6	0.5
Loss (income) from discontinued operations, net of tax	13.3	(61.4)	(14.1)	(108.3)
Income tax (benefit) expense	(6.8)	30.0	(17.2)	39.9
Interest expense, net	18.2	78.3	56.3	155.5
Depreciation expense	10.4	11.2	20.7	22.9
Amortization expense	28.4	28.4	56.8	56.9
EBITDA	64.9	98.3	127.8	216.7
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	2.8	1.6	4.0	3.3
Integration costs	0.3	3.5	1.7	4.5
Foreign exchange loss (gain) on foreign denominated external and internal long-term debt	28.7	4.6	0.4	(3.1)
Debt refinancing costs	0.3	—	61.0	—
Change in fair value of contingent consideration	0.5	1.0	2.9	1.5
Gain on sale of equity investment	—	—	—	(11.3)
Other, net	3.0	0.4	1.3	1.9
Adjusted EBITDA	$100.5	$109.4	$199.1	$213.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2018 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the "Forward-Looking Statements” section of this Quarterly Report and in Part I, Item 1A, "Risk Factors" of our 2018 Annual Report.
Overview
Our Business
Element Solutions Inc, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose operating businesses formulate a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, the innovative solutions of our businesses enable customers' manufacturing processes in several key industries, including electronic circuitry, semiconductor, communications infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Substantially all of our businesses' products are consumed by our customers as part of their production process, providing us with reliable and recurring revenue streams as the products are replenished in order to continue production. Those customers use our innovations as competitive advantages, relying on us to help them navigate through fast-paced, high-growth markets. Our product development and product extensions are expected to continue to drive sales growth in both new and existing markets, while expanding margins, by continuing to offer high customer value propositions.
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

Recent Developments
Arysta Sale
The Arysta Sale was completed on January 31, 2019 for net cash proceeds of approximately $4.28 billion, after post-closing adjustments. The proceeds of the Arysta Sale were primarily used to pay down our then existing credit facilities, including the first lien credit facility and the revolving credit facility under our second amended and restated credit agreement, dated August 6, 2014, as further amended and restated.
Recapitalization
On the closing date of the Arysta Sale, we paid down our then existing credit facilities with the proceeds of the Arysta Sale, as indicated above, and entered into the New Credit Agreement, which provides for new senior secured credit facilities in an aggregate principal amount of $1.08 billion. On the closing date of the Arysta Sale, the $750 million term loan was borrowed under the New Credit Agreement. In addition, on February 1, 2019, we used a portion of the net proceeds from the Arysta Sale and a portion of borrowings under the New Credit Agreement to redeem all outstanding Prior Senior Notes. The 5.875% USD Notes due 2025 were not redeemed and remain outstanding.

Repurchases of our common stock
During the six months ended June 30, 2019, as part of our previously-announced share repurchase program, we repurchased approximately 38.2 million shares of our common stock for an aggregate purchase price of approximately $445 million. The remaining authorization under the share repurchase program was approximately $305 million at June 30, 2019. The repurchases were funded from cash on hand and proceeds from borrowings under the New Credit Agreement.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 2, Recent Accounting Pronouncements, to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
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
Constant Currency
We disclose operating results, from net sales through operating profit and Adjusted EBITDA, on a constant currency basis by adjusting to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.
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
For a reconciliation of reported net sales growth to organic net sales growth, see "Net Sales" within the "Results of Operations" section below.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018
The following table summarizes our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	Organic	2019	2018	Reported	Constant Currency	Organic
Net sales	$456.7	$501.6	(9)%	(5)%	(6)%	$916.5	$994.1	(8)%	(4)%	(4)%
Cost of sales	263.7	286.9	(8)%	(4)%		525.2	568.3	(8)%	(3)%
Gross profit	193.0	214.7	(10)%	(7)%		391.3	425.8	(8)%	(4)%
Gross margin	42.3%	42.8%	(50) bps	(70) bps		42.7%	42.8%	(10) bps	(30) bps
Operating expenses	137.5	155.5	(12)%	(9)%		290.7	307.7	(6)%	(2)%
Operating profit	55.5	59.2	(6)%	(1)%		100.6	118.1	(15)%	(9)%
Operating margin	12.2%	11.8%	40bps	50bps		11.0%	11.9%	(90)bps	(70)bps
Other expense, net	(47.6)	(78.8)	(40)%			(106.6)	(136.7)	(22)%
Income tax benefit (expense)	6.8	(30.0)	(nm)			17.2	(39.9)	(nm)
Net income (loss) from continuing operations	14.7	(49.6)	(nm)			11.2	(58.5)	(nm)
(Loss) income from discontinued operations, net of tax	(13.3)	61.4	(122)%			14.1	108.3	(87)%
Net income	$1.4	$11.8	(88)%			$25.3	$49.8	(49)%

Adjusted EBITDA	$100.5	$109.4	(8)%	(4)%		$199.1	$213.5	(7)%	(2)%
Adjusted EBITDA margin	22.0%	21.8%	20bps	30bps		21.7%	21.5%	20bps	30bps

(nm)	Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2019 decreased by 9% on a reported basis, 5% on a constant currency basis and 6% on an organic basis. Electronics and our consolidated results were positively impacted by $1.0 million of acquisitions and $0.7 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions/Dispositions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$137.4	$149.8	(8)%	4%	(4)%	0%	(1)%	(5)%
Circuitry Solutions	92.2	102.1	(10)%	4%	(6)%	—%	—%	(6)%
Semiconductor Solutions	38.3	43.8	(13)%	1%	(11)%	—%	—%	(11)%
Total	$267.9	$295.7	(9)%	4%	(6)%	0%	0%	(6)%

Industrial & Specialty:
Industrial Solutions	$132.5	$142.0	(7)%	4%	(3)%	—%	—%	(3)%
Graphics Solutions	37.3	40.7	(8)%	2%	(6)%	—%	—%	(6)%
Energy Solutions	19.0	23.2	(18)%	3%	(15)%	—%	—%	(15)%
Total	$188.8	$205.9	(8)%	4%	(5)%	—%	—%	(5)%

Total	$456.7	$501.6	(9)%	4%	(5)%	0%	0%	(6)%
Electronics' net sales in the second quarter of 2019 declined by 9% on a reported basis and 6% on an organic basis.

•
Assembly Solutions: net sales declined by 8% on a reported basis and 5% on an organic basis. The decrease was primarily due to weakness in both the mobile phone markets in Asia, primarily China and Taiwan, and automotive markets in North America, partially offset by increased demand for assembly products in electronic vehicles.

•
Circuitry Solutions: net sales declined by 10% on a reported basis and 6% on an organic basis. The decrease was due to continued weakness within the mobile phone markets in Asia, primarily China and Taiwan, as well as lower demand from memory disk customers.

•
Semiconductor Solutions: net sales declined 13% on a reported basis and 11% on an organic basis. The decrease was due to weakness in the semiconductor market, partially offset by continued strength in advanced assembly products.

Industrial & Specialty's net sales in the second quarter of 2019 declined by 8% on a reported basis and 5% on an organic basis.

•
Industrial Solutions: net sales declined by 7% on a reported basis and 3% on an organic basis. The decrease was primarily due to softness in the European industrial and automotive markets partially offset by increased sales of Fernox products primarily in the United Kingdom.

•	Graphics Solutions: net sales declined by 8% on a reported basis and 6% on an organic basis. The decrease was primarily due to lower newspaper revenues and weakness in North America.

•
Energy Solutions: net sales declined 18% on a reported basis and 15% on an organic basis. The decrease was primarily due to the loss of certain business with a specific customer in the first quarter which had a negative impact of approximately 10% on organic net sales growth, as well as weakness in North America, partially offset by growth in Europe, including lower net fill activity in the current period.

On a year-to-date basis, net sales decreased by 8% on a reported basis and 4% on both a constant currency and organic basis. Electronics and our consolidated results were positively impacted by $3.6 million of acquisitions and $1.6 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions/Dispositions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$270.4	$289.6	(7)%	5%	(2)%	(1)%	(1)%	(4)%
Circuitry Solutions	183.0	208.1	(12)%	4%	(8)%	—%	—%	(8)%
Semiconductor Solutions	80.4	86.0	(6)%	1%	(5)%	—%	—%	(5)%
Total	$533.8	$583.7	(9)%	4%	(5)%	0%	(1)%	(6)%

Industrial & Specialty:
Industrial Solutions	$270.5	$287.5	(6)%	5%	(1)%	—%	—%	(1)%
Graphics Solutions	73.0	79.4	(8)%	3%	(5)%	—%	—%	(5)%
Energy Solutions	39.2	43.5	(10)%	5%	(5)%	—%	—%	(5)%
Total	$382.7	$410.4	(7)%	4%	(2)%	—%	—%	(2)%

Total	$916.5	$994.1	(8)%	4%	(4)%	0%	0%	(4)%
On a year-to-date basis, Electronics' net sales declined by 9% on a reported basis and 6% on an organic basis.

•
Assembly Solutions: net sales declined by 7% on a reported basis and 4% on an organic basis. The decrease was due to weakness in the mobile phone markets in Asia, primarily China and Taiwan, partially offset by increased demand for assembly products in electronic vehicles.

•
Circuitry Solutions: net sales declined by 12% on a reported basis and 8% on an organic basis. The decrease was due to weakness within the mobile phone markets in Asia, primarily China and Taiwan, as well as lower demand from memory disk customers.

•
Semiconductor Solutions: net sales declined 6% on a reported basis and 5% on an organic basis. The decrease was due to weakness in the semiconductor market and mobile phone market, partially offset by continued strength in advanced assembly products.

Industrial & Specialty's net sales declined by 7% on a reported basis and 2% on an organic basis.

•
Industrial Solutions: net sales declined by 6% on a reported basis and 1% on an organic basis. The decrease was due to softness in the European industrial markets and Asian automotive markets, partially offset by increased sales of Fernox products primarily in the United Kingdom.

•	Graphics Solutions: net sales declined by 8% on a reported basis and 5% on an organic basis. The decrease was primarily due to lower newspaper revenues and weakness in North America.

•
Energy Solutions: net sales declined 10% on a reported basis and 5% on an organic basis. The decrease was primarily due to the loss of certain business with a specific customer in the first quarter which had a negative impact of approximately 7% on organic net sales growth, as well as weakness in North America, partially offset by growth in Europe, including lower net fill activity. The loss of certain business with a specific customer is expected to negatively impact organic net sales growth for the remainder of 2019.

Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Gross profit
Electronics	$108.1	$118.9	(9)%	(6)%	$217.7	$234.2	(7)%	(4)%
Industrial & Specialty	84.9	95.8	(11)%	(8)%	173.6	191.6	(9)%	(5)%
Total	$193.0	$214.7	(10)%	(7)%	$391.3	$425.8	(8)%	(4)%

Gross margin
Electronics	40.4%	40.2%	20 bps	—	40.8%	40.1%	70 bps	40 bps
Industrial & Specialty	44.9%	46.5%	(160) bps	(170) bps	45.4%	46.7%	(130) bps	(140) bps
Total	42.3%	42.8%	(50) bps	(70) bps	42.7%	42.8%	(10) bps	(30) bps
Electronics' gross profit in the second quarter of 2019 decreased by 9% on a reported basis and 6% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes. The change in gross margin for the period was relatively flat as the decline in gross profit was at a similar rate as the decline in net sales.
Industrial & Specialty's gross profit in the second quarter of 2019 decreased by 11% on a reported basis and 8% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes. The decrease in gross margin was primarily due to lower net sales in Energy Solutions, which products have higher gross margins.
On a year-to-date basis, Electronics' gross profit decreased by 7% on a reported basis and 4% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales partially offset by favorable product mix.
On a year-to-date basis, Industrial & Specialty's gross profit decreased by 9% on a reported basis and 5% on a constant currency basis. The constant currency decrease in gross profit was driven by lower net sales volumes. The decrease in gross margin was primarily due to lower net sales in Energy Solutions, which products have higher gross margins.
Operating Expenses

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Selling, technical, general and administrative	$126.4	$144.3	(12)%	(10)%	$268.8	$285.1	(6)%	(2)%
Research and development	11.1	11.2	(1)%	—%	21.9	22.6	(3)%	(2)%
Total	$137.5	$155.5	(12)%	(9)%	$290.7	$307.7	(6)%	(2)%

Operating Expenses as % of Net Sales
Selling, technical, general and administrative	27.7%	28.8%	(110) bps	(140) bps	29.3%	28.7%	60 bps	30 bps
Research and development	2.4%	2.2%	20 bps	20 bps	2.4%	2.3%	10 bps	—
Total	30.1%	31.0%	(90) bps	(120) bps	31.7%	31.0%	70 bps	30 bps
Operating expenses in the second quarter of 2019 decreased 12% on a reported basis and 9% on a constant currency basis, driven primarily by lower corporate expenses, including personnel and professional fees, as we continue to realize the benefits relating to our corporate structure reorganization. In addition, operating expenses in the current period benefited from lower incentive compensation expenses and the implementation of cost containment initiatives in the business.

On a year-to-date basis, operating expenses decreased 6% on a reported basis and 2% on a constant currency basis, driven primarily by lower corporate expenses, including personnel and professional fees, as we continue to realize the benefits relating to our corporate structure reorganization. In addition, operating expenses in the current period benefited from lower incentive compensation expenses and the implementation of cost containment initiatives in the business. These were partially offset by nonrecurring expenses related to the closing of the Arysta Sale that do not qualify for discontinued operations, share-based compensation expense of $4.0 million associated with the retirement of our former CEO and $2.0 million of expense associated with the payment of a long-term contingent consideration liability.
Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2019	2018	2019	2018
Other (expense) income
Interest expense, net	$(18.2)	$(78.3)	$(56.3)	$(155.5)
Foreign exchange (loss) gains	(28.3)	(2.4)	(1.2)	5.1
Other (expense) income, net	(1.1)	1.9	(49.1)	13.7
Total	$(47.6)	$(78.8)	$(106.6)	$(136.7)
Interest Expense, Net
For the three and six months ended June 30, 2019, net interest expense decreased $60.1 million and $99.2 million, respectively, primarily due to the pay down of our existing credit facilities on January 31, 2019, in connection with the Arysta Sale. Lower interest expense, as compared to 2018, is expected to continue as we realize the benefits associated with the deleveraging of our balance sheet as a result of the Arysta Sale.
Foreign Exchange (Loss) Gain
For the three months ended June 30, 2019, foreign exchange loss increased $25.9 million primarily due to the remeasurement of euro and British pound denominated intercompany balances.

For the six months ended June 30, 2019, the foreign exchange loss of $1.2 million was primarily due to the remeasurement of euro-denominated external debt into U.S. dollar. For the six months ended June 30, 2018, the foreign exchange gain of $5.1 million was primarily due to the remeasurement of euro-denominated external debt into U.S. dollar, which was partially offset by British pound denominated intercompany balances.
Other (Expense) Income, Net
For the six months ended June 30, 2019, other expense, net of $49.1 million included $61.0 million of debt refinancing costs related to the pay down of our then existing credit facilities in connection with the Arysta Sale, partially offset by a $11.7 million gain on derivative contracts, associated with the refinancing of our non-U.S. dollar denominated third-party debt in the first quarter. For the six months ended June 30, 2018, other income, net of $13.7 million, included a $11.3 million gain on a sale of an equity investment.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended June 30, 2019, the Company recognized an income tax benefit of $6.8 million, as compared to an income tax expense of $30.0 million in the prior year. The tax benefit for the three months ended June 30, 2019 represented a benefit on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the three months ended June 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
For the six months ended June 30, 2019, the Company recognized an income tax benefit of $17.2 million, as compared to an income tax expense of $39.9 million in the prior year. The tax benefit for the six months ended June 30, 2019, represented a benefit on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on interest limitation carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the six months ended June 30, 2018, was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
Income from Discontinued Operations, Net of Tax
Net loss from discontinued operations was $13.3 million for the three months ended June 30, 2019, which primarily represents the settlement of certain post-closing adjustments. See Note 3, Discontinued Operations, for further information regarding the Arysta discontinued operations.
Other Comprehensive Income
Other comprehensive loss for the three months ended June 30, 2019, totaled $18.3 million, as compared to loss of $375 million in the prior year. The change was driven primarily by foreign currency translation loss in the second quarter of 2018 associated with the Brazilian real, euro, Chinese yuan and Japanese yen, partially offset by gains associated with the British pound.
Other comprehensive income for the six months ended June 30, 2019, totaled $539 million, as compared to loss of $310 million in the prior year. The change was driven primarily by realized foreign currency translation losses resulting from the Arysta Sale of $480 million, as well as foreign currency translation gains associated with the Brazilian real, euro and Chinese yuan, partially offset by loss associated with the British pound.
Segment Adjusted EBITDA Performance

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$60.4	$65.0	(7)%	(3)%	$116.8	$125.1	(7)%	(2)%
Industrial & Specialty	40.1	44.4	(10)%	(6)%	82.3	88.4	(7)%	(2)%
Total	$100.5	$109.4	(8)%	(4)%	$199.1	$213.5	(7)%	(2)%

Adjusted EBITDA margin:
Electronics	22.5%	22.0%	50 bps	70 bps	21.9%	21.4%	50 bps	60 bps
Industrial & Specialty	21.2%	21.6%	(40) bps	(40) bps	21.5%	21.5%	—	10 bps
Total	22.0%	21.8%	20 bps	30 bps	21.7%	21.5%	20 bps	30 bps
For the three months ended June 30, 2019, Electronics' Adjusted EBITDA decreased 7% on a reported basis and 3% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 10% on a reported basis and 6% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses.
For the six months ended June 30, 2019, Electronics' Adjusted EBITDA decreased 7% on a reported basis and 2% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 7% on a reported basis and 2% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses.
On a consolidated basis for the three and six months ended June 30, 2019, the relatively stable gross margins and the decrease in overall operating expenses, at a rate higher than the decline in net sales, led to Adjusted EBITDA margin expansion compared to the prior periods.
Liquidity and Capital Resources
The Arysta Sale was completed on January 31, 2019, for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital, as finalized with UPL on May 17, 2019.
Our primary sources of liquidity during the six months ended June 30, 2019, were the proceeds of the Arysta Sale as well as the $750 million term loan under the New Credit Agreement, periodic borrowings under the revolving credit facilities under the Company's second amended and restated credit agreement until January 31, 2019 and, subsequently, the New Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations as well as to pay down approximately $4.60 billion of debt outstanding on the closing date of the Arysta Sale and to fund our $445 million of repurchases of our common stock. In the first quarter of 2019, we also paid $40.0 million of contingent consideration related to the achievement of certain common stock trading targets set in connection with the MacDermid Acquisition. The expected interest payments on our new existing debt, consisting of the 5.875% USD Notes due 2025 and the new term loan under the New Credit Agreement, are expected to total approximately $70 million per year over the next three years, taking into account the effect of interest rate swaps and cross-currency swaps, excluding any potential additional borrowings under the New Credit Agreement, with the first significant principal payment, totaling $800 million due in 2025.
We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the New Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings.  On August 2, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC. Under this universal shelf, we may offer and sell various types of securities in amounts, at prices and on terms announced, if and when the securities are offered during the three-year period that commenced upon its filing. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
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
During the six months ended June 30, 2019, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the United States. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.

We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional foreign taxes. Of our $248 million of cash and cash equivalents at June 30, 2019, $229 million were held by our foreign subsidiaries. In 2019, domestic cash was primarily used to fund repurchases of our common stock and repayments of existing revolving credit facilities.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Cash provided by (used in) operating activities	$5.3	$(12.7)
Cash provided by (used in) investing activities	$4,278.3	$(11.8)
Cash (used in) provided by financing activities	$(4,322.2)	$59.1
Operating Activities
The decrease was driven primarily by higher cash operating profits (net loss adjusted for non-cash items), including $54.2 million of lower interest payments and lower net build of accounts receivable, inventories and accounts payable due to lower revenue, partially offset by the payment of contingent consideration liability of $30.9 million.
Investing Activities
The increase was primarily driven by the Arysta Sale, which generated $4.28 billion, after certain post-closing adjustments. Investing cash inflows from the prior year include $25.0 million of proceeds from the sale of an equity investment, which was offset by an acquisition for $28.2 million.
Financing Activities
The increase was primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the New Credit Agreement. These cash inflows were also used to fund the repurchases of our common stock for an aggregate purchase price of $445 million. In addition, $39.5 million was used to fund the repurchase and extinguishment fees related to our debt pay down and to fund the deferred financing fees associated with the New Credit Agreement. Cash inflows from borrowings under our lines of credit totaled $25.1 million during 2019, as compared to $60.0 million in 2018.
Financial Borrowings
Credit Facilities
At June 30, 2019, we had $1.57 billion of indebtedness, net of unamortized premiums, discounts and debt issuance costs, which primarily included:

•	$786 million of 5.875% USD Notes due 2025; and

•	$736 million of term debt arrangements outstanding under the first lien credit facility of the New Credit Agreement.
Availability under the revolving credit facility of the New Credit Agreement and various lines of credit and overdraft facilities totaled approximately $303 million at June 30, 2019, net of outstanding letters of credit.

Covenants
At June 30, 2019, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions which govern our 5.875% USD Notes Indenture, as well as the debt covenants contained in the credit facilities of the New Credit Agreement.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as letters of credit. For additional information regarding letters of credit, see Note 7, Debt, to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 12, Contingencies, Environmental and Legal Matters, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors, of our 2018 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended June 30, 2019 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
April 1 - April 30	—	$—	—
May 1 - May 31	742,391	9.70	742,391
June 1 - June 30	412,194	10.21	412,194
Total	1,154,585	$9.89	1,154,585	$305

(1)
In July 2018, the Board authorized a program to repurchase up to $750 million of the Company’s common stock, of which $445 million had been utilized as of June 30, 2019. The Company’s share repurchase program does not require the repurchase of any specific number of shares, and shares repurchases are made opportunistically at the discretion of the Company.

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

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
10.1*	Letter Agreement, dated June 21, 2019, by and between Element Solutions and J. David Tolbert
10.2*†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan
10.3*†	Element Solutions Inc 2014 Employee Stock Purchase Plan
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*    Filed herewith.
**     Furnished herewith.
†    This Exhibit represents a management contract or a compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 2, 2019.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)