Form 10-Q
period 2019-09-30
Element Solutions Inc
filed 2019-11-07
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at November 1, 2019: 251,099,413

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., parent company of the former Agricultural Solutions segment.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL for net cash proceeds of approximately $4.28 billion, completed on January 31, 2019.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
Founder Entities	Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates, collectively.
GAAP	Generally accepted accounting principles in the United States.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
MacDermid Acquisition	Element Solutions' acquisition of 100% of the equity of MacDermid Holdings, LLC, completed on October 31, 2013 and March 4, 2014.
New Credit Agreement	Element Solutions' new Credit Agreement, dated as of January 31, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and MacDermid from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.
NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
PDH	Platform Delaware Holdings, Inc., a former subsidiary of Element Solutions.
Prior Senior Notes	Element Solutions' 6.00% EUR Notes due 2023 and 6.50% USD Notes due 2022, collectively.
Prior Senior Notes Indenture	The indenture, dated as of February 2, 2015, governing the Prior Senior Notes prior to their redemption.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2019.
Retaining Holder	Each Holder whose equity interest of MacDermid Holdings, LLC, held immediately prior to the closing of the MacDermid Acquisition, was converted into shares of common stock of PDH pursuant to a Retaining Holder Securityholders’ Agreement dated October 31, 2013.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	2,000,000 shares of Element Solutions' Series A convertible preferred stock held by the Founder Entities and convertible into shares of Element Solutions' common stock, on a one-for-one basis, at any time at the option of the Founder Entities.
UPL	UPL Corporation Ltd., a Mauritius public limited company and a wholly-owned subsidiary of UPL Limited.
2018 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017.
6.00% EUR Senior Notes due 2023	Element Solutions' €350 million aggregate principal amount of 6.00% senior notes due 2023, denominated in euros, issued on February 2, 2015 and redeemed on February 1, 2019.
6.50% USD Senior Notes due 2022	Element Solutions' $1.10 billion aggregate principal amount of 6.50% senior notes due 2022, denominated in U.S. dollars, issued on February 2, 2015 and redeemed on February 1, 2019.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$464.7	$488.5	$1,381.2	$1,482.6
Cost of Sales	259.0	278.9	784.2	847.2
Gross profit	205.7	209.6	597.0	635.4
Operating expenses:
Selling, technical, general and administrative	128.8	139.5	397.6	424.6
Research and development	10.0	10.5	31.9	33.1
Total operating expenses	138.8	150.0	429.5	457.7
Operating profit	66.9	59.6	167.5	177.7
Other expense:
Interest expense, net	(17.4)	(77.9)	(73.7)	(233.4)
Foreign exchange (loss) gain	(1.2)	(4.7)	(2.4)	0.4
Other income (expense), net	2.9	(0.1)	(46.2)	13.6
Total other expense	(15.7)	(82.7)	(122.3)	(219.4)
Income (loss) before income taxes and non-controlling interests	51.2	(23.1)	45.2	(41.7)
Income tax (expense) benefit	(57.2)	18.8	(40.0)	(21.1)
Net (loss) income from continuing operations	(6.0)	(4.3)	5.2	(62.8)
(Loss) income from discontinued operations, net of tax	(0.9)	(401.6)	13.2	(293.3)
Net (loss) income	(6.9)	(405.9)	18.4	(356.1)
Net income attributable to non-controlling interests	—	(3.0)	(0.6)	(3.5)
Net (loss) income attributable to common stockholders	$(6.9)	$(408.9)	$17.8	$(359.6)

(Loss) earnings per share
Basic from continuing operations	$(0.02)	$(0.02)	$0.02	$(0.23)
Basic from discontinued operations	(0.01)	(1.40)	0.05	(1.02)
Basic attributable to common stockholders	$(0.03)	$(1.42)	$0.07	$(1.25)

Diluted from continuing operations	$(0.02)	$(0.02)	$0.02	$(0.23)
Diluted from discontinued operations	(0.01)	(1.40)	0.05	(1.02)
Diluted attributable to common stockholders	$(0.03)	$(1.42)	$0.07	$(1.25)

Weighted average common shares outstanding
Basic	254.4	288.2	259.9	288.1
Diluted	254.4	288.2	262.4	288.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(6.9)	$(405.9)	$18.4	$(356.1)

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) of $0.0 for the three and nine months ended September 30, 2019 and 2018, respectively	(47.8)	(93.3)	46.3	(411.9)
Reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2019 and 2018, respectively	—	—	479.8	—
Total foreign currency translation adjustments	(47.8)	(93.3)	526.1	(411.9)
Pension and post-retirement plans:
Other comprehensive (loss) income before reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2019 and 2018, respectively	—	0.2	—	0.2
Reclassifications, net of tax of $0.0 for the three and nine months ended September 30, 2019 and 2018, respectively	—	—	(2.1)	—
Total pension and post-retirement plans	—	0.2	(2.1)	0.2
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.0 and $0.3 for the three months ended September 30, 2019 and 2018, and $0.0 and $3.4 for the nine months ended September 30, 2019 and 2018, respectively	(7.9)	1.5	(35.6)	9.3
Reclassifications, net of tax of $0.0 and $0.0 for the three months ended September 30, 2019 and 2018, and $1.4 and $0.0 for the nine months ended September 30, 2019 and 2018, respectively	0.6	(0.4)	(4.8)	0.5
Total unrealized (loss) gain arising on qualified hedging derivatives	(7.3)	1.1	(40.4)	9.8
Other comprehensive (loss) income	(55.1)	(92.0)	483.6	(401.9)
Comprehensive (loss) income	(62.0)	(497.9)	502.0	(758.0)
Comprehensive loss (income) attributable to the non-controlling interests	—	6.3	(40.8)	39.1
Comprehensive (loss) income attributable to common stockholders	$(62.0)	$(491.6)	$461.2	$(718.9)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$200.3	$233.6
Accounts receivable, net of allowance for doubtful accounts of $8.7 and $7.7 at September 30, 2019 and December 31, 2018, respectively	367.2	382.4
Inventories	198.0	188.1
Prepaid expenses	21.9	14.3
Other current assets	54.8	42.5
Current assets of discontinued operations	8.1	1,621.3
Total current assets	850.3	2,482.2
Property, plant and equipment, net	250.0	266.9
Goodwill	2,125.8	2,182.6
Intangible assets, net	917.6	1,024.5
Other assets	122.9	32.9
Non-current assets of discontinued operations	6.5	3,412.4
Total assets	$4,273.1	$9,401.5
Liabilities and stockholders' equity
Accounts payable	$102.7	$100.9
Current installments of long-term debt and revolving credit facilities	7.8	25.3
Accrued expenses and other current liabilities	141.1	189.5
Current liabilities of discontinued operations	38.2	826.8
Total current liabilities	289.8	1,142.5
Debt	1,514.2	5,350.7
Pension and post-retirement benefits	47.0	49.5
Deferred income taxes	126.5	133.0
Other liabilities	175.1	128.5
Non-current liabilities of discontinued operations	—	416.2
Total liabilities	2,152.6	7,220.4
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2019: 258.4 shares issued; 2018: 289.3 shares issued)	2.6	2.9
Additional paid-in capital	4,111.8	4,062.1
Treasury stock (2019: 7.3 shares; 2018: 0.3 shares)	(67.9)	(3.5)
Accumulated deficit	(1,610.9)	(1,195.4)
Accumulated other comprehensive loss	(313.5)	(756.9)
Total stockholders' equity	2,122.1	2,109.2
Non-controlling interests	(1.6)	71.9
Total equity	2,120.5	2,181.1
Total liabilities and stockholders' equity	$4,273.1	$9,401.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$18.4	$(356.1)
Net income (loss) from discontinued operations, net of tax	13.2	(293.3)
Net income (loss) from continuing operations	5.2	(62.8)
Reconciliation of net income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and amortization	115.8	118.5
Deferred income taxes	(0.1)	(12.8)
Foreign exchange gain	(17.8)	(3.4)
Other, net	84.3	18.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2.7	(15.7)
Inventories	(15.2)	(30.8)
Accounts payable	3.9	4.8
Accrued expenses	(66.0)	(39.9)
Prepaid expenses and other current assets	(7.5)	10.7
Other assets and liabilities	(13.2)	(13.2)
Net cash flows provided by (used in) operating activities of continuing operations	92.1	(26.4)
Cash flows from investing activities:
Capital expenditures	(18.2)	(19.6)
Proceeds from disposal of property, plant and equipment	—	1.7
Acquisition of business, net of cash acquired	—	(28.2)
Proceeds from Arysta Sale (net of cash $148.7 million)	4,281.8	—
Proceeds from the sale of equity investment	—	25.0
Other, net	6.7	3.1
Net cash flows provided by (used in) investing activities of continuing operations	4,270.3	(18.0)
Cash flows from financing activities:
Debt proceeds, net of discount	749.1	—
Repayments of borrowings	(4,605.0)	(0.4)
Change in lines of credit, net	(24.9)	—
Repurchases of common stock	(496.1)	—
Payment of financing fees	(39.5)	—
Other, net	(8.6)	(0.4)
Net cash flows used in financing activities of continuing operations	(4,425.0)	(0.8)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(154.1)	(37.0)
Net cash flows used in investing activities of discontinued operations	(5.0)	(32.5)
Net cash flows provided by financing activities of discontinued operations	4.8	62.0
Net cash flows used in discontinued operations	(154.3)	(7.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.7	(23.6)
Net decrease in cash, cash equivalents and restricted cash	(215.2)	(76.3)
Cash, cash equivalents and restricted cash at beginning of period (1)	415.5	483.9
Cash, cash equivalents and restricted cash at end of period (2)	$200.3	$407.6
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million and $225.4 million at December 31, 2018 and 2017, respectively.
(2) Includes cash, cash equivalents and restricted cash of discontinued operations of $155.4 million at September 30, 2018.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2
Net loss	—	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(55.1)	(55.1)	—	(55.1)
Exercise/ vesting of share based compensation	—	—	38,953	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	32,078	—	0.2	—	—	—	—	0.2	—	0.2
Repurchases of common stock	—	—	—	—	—	5,628,000	(51.1)	—	—	(51.1)	—	(51.1)
Equity compensation expense	—	—	—	—	2.2	—	—	—	—	2.2	—	2.2
Balance at September 30, 2019	2,000,000	$—	258,394,854	$2.6	$4,111.8	7,295,541	$(67.9)	$(1,610.9)	$(313.5)	$2,122.1	$(1.6)	$2,120.5

Three Months Ended September 30, 2018	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2018	2,000,000	$—	288,207,905	$2.9	$4,048.6	6,618.0	$(0.1)	$(821.7)	$(697.3)	$2,532.4	$72.0	$2,604.4
Net (loss) income	—	—	—	—	—	—	—	(408.9)	—	(408.9)	3.0	(405.9)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—		(82.7)	(82.7)	(9.3)	(92.0)
Exercise/ vesting of share based compensation	—	—	6,446	—	—	—	—	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	40,459	—	0.5	—	—	—	—	0.5	(0.5)	—
Issuance of common stock under ESPP	—	—	28,409	—	0.3	—	—	—	—	0.3	—	0.3
Equity compensation expense	—	—	—	—	4.6	—	—	—	—	4.6	—	4.6
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2018	2,000,000	$—	288,283,219	$2.9	$4,054.0	6,618.0	$(0.1)	$(1,230.6)	$(780.0)	$2,046.2	$65.1	$2,111.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	17.8	—	17.8	0.6	18.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(6.0)	(6.0)	—	(6.0)
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,968,471	—	1.9	170,989	(1.9)	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	90,503	—	0.8	—	—	—	—	0.8	—	0.8
Repurchases of common stock	—	—	(37,000,000)	(0.4)	—	6,782,585	(62.5)	(433.3)	—	(496.2)	—	(496.2)
Equity compensation expense	—	—	—	—	11.6	—	—	—	—	11.6	—	11.6
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2019	2,000,000	$—	258,394,854	$2.6	$4,111.8	7,295,541	$(67.9)	$(1,610.9)	$(313.5)	$2,122.1	$(1.6)	$2,120.5

Nine Months Ended September 30, 2018	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2017	2,000,000	$—	287,405,939	$2.9	$4,032.0	6,618	$(0.1)	$(869.7)	$(422.0)	$2,743.1	$116.9	$2,860.0
Impact of ASU 2016-01 adoption	—	—	—	—	—	—	—	(1.3)	1.3	—	—	—
Adjusted balance at January 1, 2018	2,000,000	—	287,405,939	2.9	4,032.0	6,618	(0.1)	(871.0)	(420.7)	2,743.1	116.9	2,860.0
Net (loss) income	—	—	—	—	—	—	—	(359.6)	—	(359.6)	3.5	(356.1)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(359.3)	(359.3)	(42.6)	(401.9)
Exercise/ vesting of share based compensation	—	—	50,995	—	—	—	—	—	—	—	—	—
Conversion of shares of common stock of PDH into common stock	—	—	727,069	—	9.1	—	—	—	—	9.1	(9.1)	—
Issuance of common stock under ESPP	—	—	99,216	—	0.9	—	—	—	—	0.9	—	0.9
Equity compensation expense	—	—	—	—	12.0	—	—	—	—	12.0	—	12.0
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(3.6)	(3.6)
Balance at September 30, 2018	2,000,000	$—	288,283,219	$2.9	$4,054.0	6,618	$(0.1)	$(1,230.6)	$(780.0)	$2,046.2	$65.1	$2,111.3

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2018 Annual Report.
On January 31, 2019, the Company completed the Arysta Sale for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments. Agricultural Solutions' assets, liabilities, operating results and cash flows for all periods presented have been classified as discontinued operations within the unaudited Condensed Consolidated Financial Statements. See Note 3, Discontinued Operations, for additional information. The Company's Prior Senior Notes, 5.875% USD Notes due 2025 and term loans then outstanding under the Company's second amended and restated credit agreement, as further amended and restated, were not required to be immediately redeemed or repaid in connection with the Arysta Sale. As such, the related liabilities and interest expense are not included in discontinued operations and therefore fully burden continuing operations.
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
The Company made updates to its systems, policies and internal controls over financial reporting in preparation of adopting the new guidance. Upon the prospective adoption of ASC 842 during the first quarter of 2019, the Company elected the following package of transition practical expedients:
•Not to separate non-lease components from lease components and account for them as a single lease component;

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

•Not to reassess arrangements entered into prior to January 1, 2019 for whether an arrangement is or contains a lease, the lease classification applied or to separate initial direct costs; and
•To use hindsight in determining the lease term for lease contracts that have historically been renewed or amended.
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
This new standard had no impact on the Company’s Condensed Consolidated Statements of Operations or Cash Flows but its Condensed Consolidated Balance Sheet at September 30, 2019 was impacted by the recognition of right of use (ROU) assets of $62.7 million in "Other Assets" which reflected the present value of remaining operating lease payments under existing lease arrangements, as well as current and non-current lease liabilities of $13.8 million and $49.2 million, reported in "Accrued expenses and other current liabilities" and "Other liabilities," respectively.
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
3. DISCONTINUED OPERATIONS
On July 20, 2018, the Company agreed to sell to UPL 100% of the then issued and outstanding shares of common stock of Arysta and its subsidiaries pursuant to the terms and conditions of a certain stock purchase agreement, as amended. The Arysta Sale was completed on January 31, 2019 for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital, as finalized with UPL on May 17, 2019.
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
The sale resulted in an overall loss of $448 million as an estimated impairment loss of $450 million was recorded in 2018, primarily due to the reclassification of foreign currency translation adjustments from "Accumulated other comprehensive loss" within Stockholders’ Equity into earnings within the Condensed Consolidated Statement of Operations. The Company may record an additional gain or loss in the future as it settles certain remaining tax assets and liabilities associated with the Arysta Sale.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising net (loss) income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019 (1)	2018
Net sales	$—	$422.1	$65.3	$1,414.6
Cost of sales	—	(260.0)	(45.5)	(850.7)
Selling, technical, general and administrative	(0.4)	(103.6)	(37.8)	(375.5)
Research and development	—	(12.0)	(4.6)	(38.9)
(Loss) gain on Arysta Sale	(0.1)	(376.0)	2.4	(376.0)
Operating loss	(0.5)	(329.5)	(20.2)	(226.5)
Other, net	0.7	(30.3)	9.4	(14.5)
Income (loss) from discontinued operations, before income taxes	0.2	(359.8)	(10.8)	(241.0)
Income tax (expense) benefit	(1.1)	(41.8)	24.0	(52.3)
(Loss) income from discontinued operations, net of tax	(0.9)	(401.6)	13.2	(293.3)
Net income from discontinued operations attributable to the non-controlling interests	—	(1.0)	—	(0.8)
Net (loss) income from discontinued operations attributable to common stockholders	$(0.9)	$(402.6)	$13.2	$(294.1)
(1) Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.
The carrying value of major classes of assets and liabilities related to the Company's discontinued operations were as follows:

	September 30,	December 31,
(dollars in millions)	2019	2018
Assets
Cash and cash equivalents	$—	$177.8
Accounts receivable, net	—	919.4
Inventories	—	369.1
Other current assets	8.1	155.0
Current assets of discontinued operations	$8.1	$1,621.3
Property, plant and equipment, net	$—	$172.0
Goodwill	—	1,816.9
Intangible assets, net	—	1,797.7
Other assets	6.5	(374.2)	(1)
Non-current assets of discontinued operations	$6.5	$3,412.4
Liabilities
Accounts payable	$—	$365.7
Current installments of revolving credit facilities	—	52.5
Accrued expenses and other current liabilities	38.2	408.6
Current liabilities of discontinued operations	$38.2	$826.8
Deferred income taxes	$—	$369.9
Other liabilities	—	46.3
Non-current liabilities of discontinued operations	$—	$416.2
(1) Includes the impairment loss of $450 million on discontinued operations at December 31, 2018.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018
Finished goods	$120.6	$109.4
Work in process	18.0	15.3
Raw materials and supplies	59.4	63.4
Total inventories	$198.0	$188.1

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	September 30, 2019	December 31, 2018
Land and leasehold improvements	$66.4	$67.8
Buildings and improvements	102.9	101.0
Machinery, equipment, fixtures and software	209.5	207.3
Construction in process	15.1	14.9
Total property, plant and equipment	393.9	391.0
Accumulated depreciation	(143.9)	(124.1)
Property, plant and equipment, net	$250.0	$266.9
For the three months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $10.1 million and $10.9 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $30.8 million and $33.8 million, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2018	$1,226.7	$955.9	(1)	$2,182.6
Foreign currency translation	(32.7)	(24.1)		(56.8)
Balance at September 30, 2019	$1,194.0	$931.8	(1)	$2,125.8
(1) Includes accumulated impairment losses of $46.6 million.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $104 million and $150 million at September 30, 2019 and December 31, 2018, respectively.
During the first quarter of 2019, the Company determined that the useful life of one of its tradenames no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this tradename over 15 years, consistent with other similar finite-lived assets.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	September 30, 2019			December 31, 2018
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$903.5	$(326.6)	$576.9	$927.8	$(283.2)	$644.6
Developed technology	372.3	(180.9)	191.4	381.3	(155.6)	225.7
Tradenames	49.6	(4.0)	45.6	5.9	(1.6)	4.3
Non-compete agreements	1.5	(1.4)	0.1	1.5	(1.3)	0.2
Total	$1,326.9	$(512.9)	$814.0	$1,316.5	$(441.7)	$874.8
For the three months ended September 30, 2019 and 2018, the Company recorded amortization expense on intangible assets of $28.1 million and $27.8 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense on intangible assets of $84.9 million and $84.7 million, respectively.
7.  DEBT
The Company’s debt and finance lease obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2019	December 31, 2018
USD Term Loans (1)	2026	LIBOR plus 2.25%	$734.9	$—
Senior Notes - USD 800 million (2)	2025	5.875%	786.2	784.9
Senior Notes - USD 1.10 billion (2)	2022	6.50%	—	1,067.1
Senior Notes - EUR 350 million (2)	2023	6.00%	—	397.4
First Lien Credit Facility - USD Term Loans (1)	2020	> of 3.50% or LIBOR plus 2.50%	—	624.3
First Lien Credit Facility - USD Term Loans (1)	2021	> of 4.00% or LIBOR plus 3.00%	—	1,124.7
First Lien Credit Facility - Euro Term Loans (1)	2020	> of 3.25%or EURIBOR plus 2.50%	—	666.2
First Lien Credit Facility - Euro Term Loans (1)	2021	> of 3.50% or EURIBOR plus 2.75%	—	685.3
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	—	25.0
Other			0.9	1.1
Total debt and finance lease obligations			1,522.0	5,376.0
Less: current installments of long-term debt and revolving credit facilities			7.8	25.3
Total long-term debt and finance lease obligations			$1,514.2	$5,350.7

(1) Term loans, net of unamortized discounts and debt issuance costs of $9.5 million and $22.4 million at September 30, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 2.4% and 4.6% at September 30, 2019 and December 31, 2018, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized premium, discounts and debt issuance costs of $13.8 million and $29.9 million at September 30, 2019 and December 31, 2018, respectively. Weighted average effective interest rate of 6.2% and 6.5% at September 30, 2019 and December 31, 2018, respectively.

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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The New Credit Agreement replaced the Company's second amended and restated credit agreement, dated August 6, 2014, as further amended and restated, which was terminated on January 31, 2019, the closing date of the Arysta Sale, as the Company paid down its then existing credit facilities under this agreement, including the first lien credit facility and the revolving credit facility, and expensed $22.9 million of unamortized premiums, discounts and debt issuance costs, which was recorded in the Condensed Consolidated Statement of Operations as "Other income (expense), net."
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
Covenants, Events of Default and Provisions
The New Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions, and dispositions. To the extent the borrowers have total outstanding borrowings under the revolving facility (subject to certain exceptions) greater than 30% of the commitment amount under the revolving facility, the Company's first lien net leverage ratio should not exceed 5.0 to 1.0, subject to a right to cure.
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
At September 30, 2019, the Company was in compliance with the debt covenants contained in the credit facilities of the New Credit Agreement and, in accordance with applicable debt covenants, had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving facility.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Senior Notes
Prior Senior Notes
On February 1, 2019, the Company completed the redemption of all outstanding Prior Senior Notes and, as a result, the Prior Senior Notes Indenture was terminated, releasing the Company and the guarantors named therein from their obligation under the Prior Senior Notes and the Prior Senior Notes Indenture. In connection with this redemption, the Company expensed $44.0 million, consisting of $29.5 million of call premiums and $14.5 million of unamortized premiums, discounts and debt issuance costs, which was recorded in the Condensed Consolidated Statement of Operations as "Other income (expense), net." The Company funded the redemption with a portion of the net proceeds from the Arysta Sale and a portion of the borrowings under the New Credit Agreement. The 5.875% USD Notes due 2025 were not redeemed and remain outstanding.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2019 and December 31, 2018, the aggregate principal amount outstanding under such facilities totaled $0.0 million and $25.0 million, respectively. The Company also had letters of credit outstanding of $5.2 million and $10.2 million at September 30, 2019 and December 31, 2018, respectively, of which $4.8 million and $9.7 million at September 30, 2019 and December 31, 2018, respectively, reduced the borrowings available under the various facilities. At September 30, 2019, the availability under these facilities totaled approximately $352 million, net of outstanding letters of credit.
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
At September 30, 2019, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure, primarily with the U.S. dollar and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at September 30, 2019 and

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

December 31, 2018 was approximately $93.0 million and $102 million, respectively, with settlement dates generally within one year.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $37.4 million and $28.9 million at September 30, 2019 and December 31, 2018, respectively. Substantially all contracts outstanding at September 30, 2019 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Unrealized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates
During the nine months ended September 30, 2019, the Company:
•Terminated and settled interest rate swaps previously entered into which resulted in a cash payment of $8.2 million and reclassified $7.1 million of income from "Accumulated other comprehensive loss" to "Other (expense) income, net" in the Condensed Consolidated Statement of Operations. The proceeds are reflected as cash flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows.
•Entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with its new $750 million term loan under New Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. All interest payments to be paid during the last two years preceding the maturity date of this new term loan (February 2024 to January 2026) will revert back to a floating rate of interest. The proceeds are reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.
•Entered into cross-currency swaps to effectively convert the new $750 million term loan under the New Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt. Under these contracts, which expire in January 2024, the Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge counterparties on an aggregate initial notional amount of $750 million. The Company has also designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations. The proceeds are reflected as cash flows from Operating Activities on the Condensed Consolidated Statement of Cash Flows.
The net result of the above hedges, which expire in January 2024, is an interest rate of approximately 2.4%, which could vary due to changes in the euro and the U.S. dollar exchange rate.
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
For the three and nine months ended September 30, 2019, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $6.6 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2019	December 31, 2018
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$3.3	$0.9
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	—	6.5
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	19.1	—
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	—	2.6
Cross currency swaps designated as net investment hedge	Other assets	Level 2	20.2	—
Available for sale equity securities	Other assets	Level 1	0.3	0.3
Total			$42.9	$10.3

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$2.1	$1.2
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	6.6	0.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	28.1	0.3
Long-term contingent consideration	Other liabilities	Level 3	21.1	57.4
Total			$57.9	$59.5
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
•The estimated fair value of the Adjusted EBITDA performance metric is derived using the income approach with unobservable inputs, based on present value and multi-year forecast assumptions, which include a discount rate of 10.5% and probability weighted Adjusted EBITDA assessments of expected future payment values of $0.0 million, $30.0 million and $60.0 million. At September 30, 2019, based on the most recent multi-year forecast, the Company continued to determine whether there is a higher probability of achieving the Adjusted EBITDA target that will result in an expected payment of $30.0 million. An increase or a decrease in the probability weighted Adjusted EBITDA assessments of future payment values of 10.0% changes the estimated fair value measure of the performance metric by approximately $2.4 million.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Changes in the estimated fair value of the long-term contingent consideration are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expenses.
There were no significant transfers between the fair value hierarchy levels for the three and nine months ended September 30, 2019.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.58 billion, respectively, at September 30, 2019. At December 31, 2018, the carrying value and estimated fair value each totaled $5.35 billion. The carrying values noted above include unamortized premiums, discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized premiums, discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock. The Board has designated 2,000,000 of those shares as "Series A Preferred Stock." At September 30, 2019 and December 31, 2018, a total of 2,000,000 shares of Series A Preferred Stock were issued and outstanding. Shares of preferred stock have no voting rights, except in respect of any amendment to the Company's Certificate of Incorporation, as amended, that would alter or change their rights or privileges. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at the option of the holders until December 31, 2020. All outstanding shares of Series A Preferred Stock will be automatically converted into shares of the Company's common stock on a one-for-one basis (i) in the event of a change of control of the Company or (ii) on December 31, 2020 (which may be extended by the Board for three additional years).
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
As a result of the merger, there was no allocation of net income to the Retaining Holders for the three months ended September 30, 2019. For the three months ended September 30, 2018, approximately $2.0 million of net income had been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, approximately $0.5 million and $2.6 million, respectively, of net income had been allocated to the Retaining Holders, as included in the Condensed Consolidated Statements of Operations.
Repurchases of Common Stock
On February 8, 2019, as part of the Company's previously-announced $750 million share repurchase program, the Company repurchased 37 million shares of its common stock for a per share purchase price of $11.72, the last sale price reported for the Company's shares as of the 4 pm close of trading on the NYSE on Friday, February 1, 2019, or an aggregate purchase price of $434 million. These repurchased shares, which represented approximately 13% of the Company's then outstanding common stock, were retired on the repurchase date. The repurchase was funded from cash on hand and borrowings under the New Credit Agreement.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended September 30, 2019, the Company repurchased approximately 5.6 million shares of its common stock under the share repurchase program for approximately $51.0 million, at an average price of $9.06 per share. During the period from April 1, 2019 through September 30, 2019, the Company repurchased approximately 6.8 million shares of its common stock under the share repurchase program for approximately $62.5 million, at an average price of $9.20 per share. The repurchases were allocated to treasury shares and were funded from cash on hand.
The remaining authorization under the share repurchase program was approximately $254 million at September 30, 2019.
10.  (LOSS) EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of (loss) earnings per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2019	2018	2019	2018
Net (loss) income from continuing operations	$(6.0)	$(4.3)	$5.2	$(62.8)
Net income attributable to the non-controlling interests	—	(2.0)	(0.6)	(2.7)
Net (loss) income from continuing operations attributable to common stockholders	$(6.0)	$(6.3)	$4.6	$(65.5)

Basic weighted average common shares outstanding	254.4	288.2	259.9	288.1
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of founder preferred stock	—	—	2.0	—
Number of stock options, RSUs and shares issued through ESPP	—	—	0.5	—
Denominator adjustments for diluted EPS	—	—	2.5	—
Diluted weighted average common shares outstanding	254.4	288.2	262.4	288.1

(Loss) earnings per share from continuing operations attributable to common stockholders:
Basic	$(0.02)	$(0.02)	$0.02	$(0.23)
Diluted	$(0.02)	$(0.02)	$0.02	$(0.23)
For the three and nine months ended September 30, 2019 and 2018, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet achieved for RSUs contingent upon performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2019	2018	2019	2018
Shares issuable for the contingent consideration	4.9	6.9	4.9	7.7
Shares issuable upon conversion of Series A Preferred Stock	2.0	2.0	—	2.0
Shares issuable upon vesting of RSUs and exercise of stock options	5.0	2.2	4.3	1.6
Shares issuable upon conversion of the shares of common stock of PDH	—	4.1	—	4.2
Total	11.9	15.2	9.2	15.5

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
ROU assets, current and non-current lease liabilities are reported as "Other assets," "Accrued expenses and other current liabilities" and "Other liabilities" in the Condensed Consolidated Balance Sheets, respectively. Finance leases are not material and are included in the Condensed Consolidated Balance Sheets as "Property, plant and equipment, net" and "Debt."
For the three and nine months ended September 30, 2019, operating lease expense are primarily included in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations and totaled $5.1 million and $15.4 million, respectively.

Nine Months Ended September 30,
(dollars in millions)	2019
Supplemental Cash Flow Information for Operating Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.4

ROU assets obtained in exchange for operating lease obligations	$3.2
Weighted average remaining lease term	8 years
Weighted average discount rate	5.0%
Maturities of lease liabilities by fiscal year for operating leases at September 30, 2019 were as follows:

(dollars in millions)
Remainder of 2019	$4.8
2020	15.7
2021	12.8
2022	10.9
2023	7.7
Thereafter	25.6
Total future minimum lease payments	77.5
Less: imputed interest	(14.5)
Present value of lease liabilities	$63.0

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $14.7 million and $18.3 million at September 30, 2019 and December 31, 2018, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
For the three months ended September 30, 2019, the Company recognized an income tax expense of $57.2 million, as compared to an income tax benefit of $18.8 million in the prior year. The tax expense for the three months ended September 30, 2019 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards. The tax provision for the three months ended September 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
For the nine months ended September 30, 2019, the Company recognized an income tax expense of $40.0 million, as compared to an income tax expense of $21.1 million in the prior year. The tax expense for the nine months ended September 30, 2019 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on interest limitation carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the nine months ended September 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
As a result of the Arysta Sale, the deferred tax assets, valuation allowance and deferred tax liabilities of discontinued operations of $173 million, $75 million and $450 million, respectively, at December 31, 2018 were written off as part of the sale.
14. RELATED PARTY TRANSACTIONS
The Company is a party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Effective February 1, 2019, Mariposa Capital, LLC's annual advisory fee was increased from $2.0 million to $3.0 million. This fee is recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Net Sales:
Electronics
Assembly Solutions	$137.3	$144.7	$407.7	$434.3
Circuitry Solutions	102.4	103.8	285.4	311.9
Semiconductor Solutions	40.3	43.3	120.7	129.3
Total Electronics	280.0	291.8	813.8	875.5
Industrial & Specialty
Industrial Solutions	125.5	137.2	396.0	424.7
Graphics Solutions	40.1	40.1	113.1	119.5
Energy Solutions	19.1	19.4	58.3	62.9
Total Industrial & Specialty	184.7	196.7	567.4	607.1
Total net sales	$464.7	$488.5	$1,381.2	$1,482.6

Adjusted EBITDA:
Electronics	$73.6	$64.8	$190.4	$189.9
Industrial & Specialty	41.8	43.5	124.1	131.9
Total Adjusted EBITDA	$115.4	$108.3	$314.5	$321.8
The following table reconciles "Net (loss) income attributable to common stockholders" to Adjusted EBITDA:

	Three months ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(6.9)	$(408.9)	$17.8	$(359.6)
Add (subtract):
Net income attributable to the non-controlling interests	—	3.0	0.6	3.5
Loss (income) from discontinued operations, net of tax	0.9	401.6	(13.2)	293.3
Income tax expense (benefit)	57.2	(18.8)	40.0	21.1
Interest expense, net	17.4	77.9	73.7	233.4
Depreciation expense	10.1	10.9	30.8	33.8
Amortization expense	28.1	27.8	84.9	84.7
EBITDA	106.8	93.5	234.6	310.2
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	6.8	1.0	12.6	4.3
Integration costs	0.8	5.2	2.5	9.7
Foreign exchange loss on foreign denominated external and internal long-term debt	1.1	3.8	1.5	0.7
Debt refinancing costs	—	—	61.0	—
Change in fair value of contingent consideration	0.5	1.0	3.4	2.5
Gain on sale of equity investment	—	—	—	(11.3)
Other, net	(0.6)	3.8	(1.1)	5.7
Adjusted EBITDA	$115.4	$108.3	$314.5	$321.8

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
We generate revenue through the formulation and sale of our businesses' dynamic chemistry solutions and by providing highly technical service to our customers and OEMs through our extensive global network of specially-trained scientists and engineers. While our dynamic chemistries typically represent only a small portion of our customers’ costs, they are integral to our customers' manufacturing processes and overall product performance. We leverage these close relationships with our customers and OEMs to execute our growth strategy and identify opportunities for new products. These new products are developed and created by drawing upon our intellectual property portfolio and technical expertise. We believe that our customers place significant value on the consistency and quality of our brands, which we capitalize on through significant market share, customer loyalty and supply chain access. Lastly, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
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

Recent Developments
Repurchases of our Common Stock
During the nine months ended September 30, 2019, as part of our previously-announced $750 million share repurchase program, we repurchased approximately 43.8 million shares of our common stock for an aggregate purchase price of approximately $496 million. The remaining authorization under the share repurchase program was approximately $254 million at September 30, 2019. The repurchases were funded from cash on hand and proceeds from borrowings under the New Credit Agreement.
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
The impact of foreign currency translation is calculated by converting our current-period local currency financial results into U.S. dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior period reported results. The difference between actual growth rates and constant currency growth rates represents the estimated impact of foreign currency translation.

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
For a reconciliation of "Net (loss) income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 15, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018
The following table summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	Organic	2019	2018	Reported	Constant Currency	Organic
Net sales	$464.7	$488.5	(5)%	(3)%	(2)%	$1,381.2	$1,482.6	(7)%	(3)%	(4)%
Cost of sales	259.0	278.9	(7)%	(5)%		784.2	847.2	(7)%	(4)%
Gross profit	205.7	209.6	(2)%	0%		597.0	635.4	(6)%	(3)%
Gross margin	44.3%	42.9%	140 bps	120 bps		43.2%	42.9%	30 bps	20 bps
Operating expenses	138.8	150.0	(7)%	(6)%		429.5	457.7	(6)%	(4)%
Operating profit	66.9	59.6	12%	15%		167.5	177.7	(6)%	(1)%
Operating margin	14.4%	12.2%	220bps	220bps		12.1%	12.0%	10bps	30bps
Other expense, net	(15.7)	(82.7)	(81)%			(122.3)	(219.4)	(44)%
Income tax (expense) benefit	(57.2)	18.8	(nm)			(40.0)	(21.1)	90%
Net (loss) income from continuing operations	(6.0)	(4.3)	40%			5.2	(62.8)	(nm)
(Loss) income from discontinued operations, net of tax	(0.9)	(401.6)	(nm)			13.2	(293.3)	(nm)
Net (loss) income	$(6.9)	$(405.9)	(nm)			$18.4	$(356.1)	(nm)

Adjusted EBITDA	$115.4	$108.3	6%	9%		$314.5	$321.8	(2)%	2%
Adjusted EBITDA margin	24.8%	22.2%	260bps	260bps		22.8%	21.7%	110bps	110bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2019 decreased by 5% on a reported basis, 3% on a constant currency and 2% on an organic basis. Electronics and our consolidated results were negatively impacted by $2.5 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions/Dispositions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$137.3	$144.7	(5)%	2%	(3)%	2%	—%	(1)%
Circuitry Solutions	102.4	103.8	(1)%	1%	0%	—%	—%	0%
Semiconductor Solutions	40.3	43.3	(7)%	1%	(6)%	—%	—%	(6)%
Total	$280.0	$291.8	(4)%	2%	(2)%	1%	—%	(1)%

Industrial & Specialty:
Industrial Solutions	$125.5	$137.2	(9)%	3%	(6)%	—%	—%	(6)%
Graphics Solutions	40.1	40.1	0%	2%	2%	—%	—%	2%
Energy Solutions	19.1	19.4	(2)%	3%	1%	—%	—%	1%
Total	$184.7	$196.7	(6)%	2%	(4)%	—%	—%	(4)%

Total	$464.7	$488.5	(5)%	2%	(3)%	1%	—%	(2)%
Electronics' net sales in the third quarter of 2019 declined by 4% on a reported basis and 1% on an organic basis.
•Assembly Solutions: net sales declined by 5% on a reported basis and 1% on an organic basis. The decrease was primarily due to pressure from trade tensions, which caused weakness in the mobile phone markets in Asia, primarily China and Taiwan, as well as weakness in global automotive markets.
•Circuitry Solutions: net sales declined by 1% on a reported basis and remained relatively flat on an organic basis. Strength in high end mobile markets in Korea was offset by weakness in the mobile phone markets in China and persisting demand softness related to automotive electronics.
•Semiconductor Solutions: net sales declined 7% on a reported basis and 6% on an organic basis. The decrease was due to weakness in the broad semiconductor market, including lower net sales of products containing precious metals, partially offset by continued strength in advanced assembly products.
Industrial & Specialty's net sales in the third quarter of 2019 declined by 6% on a reported basis and 4% on an organic basis.
•Industrial Solutions: net sales declined by 9% on a reported basis and 6% on an organic basis. The decrease was primarily due to continued softness across most automotive and industrial end markets.
•Graphics Solutions: net sales remained relatively flat on a reported basis and increased 2% on an organic basis. The increase was primarily driven by packaging volume increases in Latin America and Europe, and timing of screen orders in North America and Europe partially offset by a continued decline in newspaper net sales in Europe.
•Energy Solutions: net sales declined 2% on a reported basis and increased 1% on an organic basis. The increase was primarily due higher sales in Europe and Asia related to fill and drilling activity, partially offset by lower drilling activity in North America and the loss of certain business in the first quarter of 2019 which had a negative impact of approximately 5% on organic net sales growth.

On a year-to-date basis, net sales decreased by 7% on a reported basis, 3% on a constant currency basis and 4% on an organic basis. Electronics and our consolidated results were positively impacted by $3.6 million of acquisitions and negatively impacted by $0.9 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions/Dispositions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$407.7	$434.3	(6)%	4%	(2)%	0%	(1)%	(3)%
Circuitry Solutions	285.4	311.9	(8)%	3%	(6)%	—%	—%	(6)%
Semiconductor Solutions	120.7	129.3	(7)%	1%	(5)%	—%	—%	(5)%
Total	$813.8	$875.5	(7)%	3%	(4)%	0%	0%	(4)%

Industrial & Specialty:
Industrial Solutions	$396.0	$424.7	(7)%	4%	(3)%	—%	—%	(3)%
Graphics Solutions	113.1	119.5	(5)%	2%	(3)%	—%	—%	(3)%
Energy Solutions	58.3	62.9	(7)%	4%	(3)%	—%	—%	(3)%
Total	$567.4	$607.1	(7)%	4%	(3)%	—%	—%	(3)%

Total	$1,381.2	$1,482.6	(7)%	3%	(3)%	0%	0%	(4)%
On a year-to-date basis, Electronics' net sales declined by 7% on a reported basis and 4% on an organic basis.
•Assembly Solutions: net sales declined by 6% on a reported basis and 3% on an organic basis. The decrease was primarily due to weakness in mobile phone markets in Asia, primarily China and Taiwan, partially offset by increased demand for assembly products in electronic vehicles.
•Circuitry Solutions: net sales declined by 8% on a reported basis and 6% on an organic basis. The decrease was due to weakness within the mobile phone markets in Asia, as well as lower demand from memory disk customers.
•Semiconductor Solutions: net sales declined 7% on a reported basis and 5% on an organic basis. The decrease was due to continued weakness in the semiconductor market, partially offset by strength in advanced assembly products.
Industrial & Specialty's net sales declined by 7% on a reported basis and 3% on an organic basis.
•Industrial Solutions: net sales declined by 7% on a reported basis and 3% on an organic basis. The decrease was due to softness in the European industrial markets and Asian automotive markets, partially offset by increased net sales of Fernox products primarily in the United Kingdom.
•Graphics Solutions: net sales declined by 5% on a reported basis and 3% on an organic basis. The decrease was primarily due to lower newspaper net sales and lower packaging volumes in North America and Asia.
•Energy Solutions: net sales declined 7% on a reported basis and 3% on an organic basis. The decrease was primarily due to loss of certain business in the first quarter of 2019 which had a negative impact of approximately 6% on organic net sales growth, as well as weakness in North America, partially offset by growth in Europe and Asia related to fill and drilling activity. The loss of certain business is expected to negatively impact organic net sales growth for the remainder of 2019.

Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Gross profit
Electronics	$120.9	$118.5	2%	4%	$338.6	$352.7	(4)%	(1)%
Industrial & Specialty	84.8	91.1	(7)%	(5)%	258.4	282.7	(9)%	(5)%
Total	$205.7	$209.6	(2)%	0%	$597.0	$635.4	(6)%	(3)%

Gross margin
Electronics	43.2%	40.6%	260 bps	250 bps	41.6%	40.3%	130 bps	110 bps
Industrial & Specialty	45.9%	46.3%	(40) bps	(50) bps	45.5%	46.6%	(110) bps	(120) bps
Total	44.3%	42.9%	140 bps	120 bps	43.2%	42.9%	30 bps	20 bps
Electronics' gross profit in the third quarter of 2019 increased by 2% on a reported basis and 4% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the strength in high-end smart phone markets as well as growth in advanced assembly products. The increase in gross margin benefited from favorable product mix, primarily due to the strength in high-end smart phone markets as well as lower net sales of products containing precious metals, which are lower margin.
Industrial & Specialty's gross profit in the third quarter of 2019 decreased by 7% on a reported basis and 5% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes. The decrease in gross margin was primarily due to unfavorable product mix in Graphics Solutions.
On a year-to-date basis, Electronics' gross profit decreased by 4% on a reported basis and 1% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales partially offset by favorable product mix.
On a year-to-date basis, Industrial & Specialty's gross profit decreased by 9% on a reported basis and 5% on a constant currency basis. The constant currency decrease in gross profit was driven by lower net sales volumes. The decrease in gross margin was primarily due to lower net sales in Energy Solutions, which products have higher gross margins.
Operating Expenses

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Selling, technical, general and administrative	$128.8	$139.5	(8)%	(6)%	$397.6	$424.6	(6)%	(4)%
Research and development	10.0	10.5	(5)%	(4)%	31.9	33.1	(4)%	(3)%
Total	$138.8	$150.0	(7)%	(6)%	$429.5	$457.7	(6)%	(4)%

Operating Expenses as % of Net Sales
Selling, technical, general and administrative	27.7%	28.5%	(80) bps	(90) bps	28.8%	28.6%	20 bps	0 bps
Research and development	2.2%	2.2%	0 bps	(10) bps	2.3%	2.2%	10 bps	0 bps
Total	29.9%	30.7%	(80) bps	(100) bps	31.1%	30.9%	20 bps	(10) bps
Operating expenses in the third quarter of 2019 decreased 7% on a reported basis and 6% on a constant currency basis, driven primarily by cost containment initiatives across the business to mitigate the impact of generally weak end market conditions and to a lesser extent, lower corporate expenses as we continued to realize the benefits relating to our corporate structure reorganization.

On a year-to-date basis, operating expenses decreased 6% on a reported basis and 4% on a constant currency basis, driven primarily by lower corporate expenses as we continued to realize the benefits relating to our corporate structure reorganization. In addition, operating expenses benefited from cost containment initiatives implemented in the second quarter of 2019 across the Company's businesses.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2019	2018	2019	2018
Other (expense) income
Interest expense, net	$(17.4)	$(77.9)	$(73.7)	$(233.4)
Foreign exchange (loss) gain	(1.2)	(4.7)	(2.4)	0.4
Other (expense) income, net	2.9	(0.1)	(46.2)	13.6
Total	$(15.7)	$(82.7)	$(122.3)	$(219.4)
Interest Expense, Net
For the three and nine months ended September 30, 2019, net interest expense decreased $60.5 million and $159.7 million, respectively, primarily due to the pay down of our existing credit facilities on January 31, 2019 in connection with the Arysta Sale. Lower interest expense, as compared to 2018, is expected to continue as we realize the benefits associated with the deleveraging of our balance sheet as a result of the Arysta Sale.
Foreign Exchange (Loss) Gain
For the three months ended September 30, 2019, foreign exchange loss decreased $3.5 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.

For the nine months ended September 30, 2019, foreign exchange loss increased $2.8 million primarily due to the remeasurement of euro-denominated external debt into U.S. dollar, which was partially offset by euro- and British pound-denominated intercompany balances.
Other (Expense) Income, Net
For the nine months ended September 30, 2019, other (expense) income, net of $46.2 million included $61.0 million of debt refinancing costs related to the pay down of our then existing credit facilities in connection with the Arysta Sale, partially offset by a $11.7 million gain on derivative contracts, associated with the refinancing of our non-U.S. dollar denominated third-party debt in the first quarter. For the nine months ended September 30, 2018, other (expense) income, net of $13.6 million, primarily related to a $11.3 million gain on a sale of an equity investment.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended September 30, 2019, the Company recognized an income tax expense of $57.2 million, as compared to an income tax benefit of $18.8 million in the prior year. The tax expense for the three months ended September 30, 2019 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards. The tax provision for the three months ended September 30, 2018 was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.

For the nine months ended September 30, 2019, the Company recognized an income tax expense of $40.0 million, as compared to an income tax expense of $21.1 million in the prior year. The tax expense for the nine months ended September 30, 2019, represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on interest limitation carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction. The tax provision for the nine months ended September 30, 2018, was negatively impacted by the country mix of earnings and the Company's inability to recognize additional deferred tax assets in various jurisdictions related to its current-year operating results, primarily the United States.
Income from Discontinued Operations, Net of Tax
Net loss from discontinued operations was $0.9 million for the three months ended September 30, 2019, which primarily represented the settlement of certain post-closing adjustments. Net loss from discontinued operations was $401.6 million for the three months ended September 30, 2018 primarily due to the estimated impairment on the Arysta Sale of $376 million. See Note 3, Discontinued Operations, for further information regarding the Arysta discontinued operations.
Other Comprehensive Income
Other comprehensive loss for the three months ended September 30, 2019 totaled $55.1 million, as compared to a loss of $92.0 million in the prior year. The change was driven primarily by foreign currency translation losses associated with the Brazilian real, Japanese yen and British pound partially offset by foreign currency translation gains associated with the euro.
Other comprehensive income for the nine months ended September 30, 2019 totaled $484 million, as compared to a loss of $402 million in the prior year. The change was driven primarily by foreign currency translation losses resulting from the Arysta Sale of $480 million, as well as foreign currency translation gains associated with the British pound, partially offset by loss associated with the Brazilian real, Chinese yuan and Japanese yen.
Segment Adjusted EBITDA Performance

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2019	2018	Reported	Constant Currency	2019	2018	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$73.6	$64.8	14%	16%	$190.4	$189.9	0%	4%
Industrial & Specialty	41.8	43.5	(4)%	(2)%	124.1	131.9	(6)%	(2)%
Total	$115.4	$108.3	6%	9%	$314.5	$321.8	(2)%	2%

Adjusted EBITDA margin:
Electronics	26.3%	22.2%	410 bps	420 bps	23.4%	21.7%	170 bps	180 bps
Industrial & Specialty	22.6%	22.1%	50 bps	50 bps	21.9%	21.7%	20 bps	20 bps
Total	24.8%	22.2%	260 bps	260 bps	22.8%	21.7%	110 bps	110 bps
For the three months ended September 30, 2019, Electronics' Adjusted EBITDA increased 14% on a reported basis and 16% on a constant currency basis. The constant currency increase was driven primarily by higher gross profit as well as lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 4% on a reported basis and 2% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses.
For the nine months ended September 30, 2019, Electronics' Adjusted EBITDA remained relatively flat on a reported basis and increased 4% on a constant currency basis. The constant currency increase was driven primarily by lower general and administrative expenses, partially offset by lower gross profit. Industrial & Specialty's Adjusted EBITDA decreased 6% on a reported basis and 2% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses.
On a consolidated basis for the three and nine months ended September 30, 2019, the relatively stable gross margins and the decrease in overall operating expenses, at a rate higher than the decline in net sales, led to Adjusted EBITDA margin expansion compared to the prior periods.
Liquidity and Capital Resources
The Arysta Sale was completed on January 31, 2019, for net cash proceeds of approximately $4.28 billion, after certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital, as finalized with UPL on May 17, 2019.
Our primary sources of liquidity during the nine months ended September 30, 2019, were the proceeds of the Arysta Sale as well as the $750 million term loan under the New Credit Agreement, periodic borrowings under the revolving credit facilities under the Company's second amended and restated credit agreement until January 31, 2019 and, subsequently, the New Credit Agreement, and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, working capital, capital expenditures and debt service obligations as well as to pay down approximately $4.60 billion of debt outstanding on the closing date of the Arysta Sale and to fund our $496 million of repurchases of our common stock. In the first quarter of 2019, we also paid $40.0 million of contingent consideration related to the achievement of certain common stock trading targets set in connection with the MacDermid Acquisition. The expected interest payments on our new existing debt, consisting of the 5.875% USD Notes due 2025 and the new term loan under the New Credit Agreement, are expected to total approximately $70 million per year over the next three years, taking into account the effect of interest rate swaps and cross-currency swaps, excluding any potential additional borrowings under the New Credit Agreement, with the first significant principal payment, totaling $800 million due in 2025.
We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the New Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings.  On August 2, 2019, we filed a universal shelf registration statement on Form S-3 with the SEC under which we may offer and sell various types of securities during the three-year period that commenced upon its filing. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
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
During the nine months ended September 30, 2019, approximately 76% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the United States. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $200 million of cash and cash equivalents at September 30, 2019, $181 million were held by our foreign subsidiaries. In 2019, domestic cash was primarily used to fund repurchases of our common stock and repayments of existing revolving credit facilities.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Nine Months Ended September 30,
(dollars in millions)	2019	2018
Cash provided by (used in) operating activities	$92.1	$(26.4)
Cash provided by (used in) investing activities	$4,270.3	$(18.0)
Cash used in financing activities	$(4,425.0)	$(0.8)
Operating Activities
The increase was driven primarily by higher cash operating profits (net loss adjusted for non-cash items), including $135 million of lower interest payments and lower net build of accounts receivable, inventories and accounts payable due to lower net sales, partially offset by the payment of contingent consideration liability in the first quarter of 2019 of $30.9 million.
Investing Activities
The increase was primarily driven by the Arysta Sale, which generated $4.28 billion, after certain post-closing adjustments. Investing cash inflows from the prior year include $25.0 million of proceeds from the sale of an equity investment, which was offset by an acquisition for $28.2 million.
Financing Activities
The increase was primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the New Credit Agreement. These cash inflows were also used to fund the repurchases of our common stock for an aggregate purchase price of $496 million. In addition, $39.5 million was used to fund the repurchase and extinguishment fees related to our debt pay down and to fund the deferred financing fees associated with the New Credit Agreement. Cash inflows from borrowings under our lines of credit totaled $24.9 million during 2019, as compared to no borrowings in 2018.
Financial Borrowings
Credit Facilities
At September 30, 2019, we had $1.52 billion of indebtedness, net of unamortized premiums, discounts and debt issuance costs, which primarily included:
•$786 million of 5.875% USD Notes due 2025; and
•$735 million of term debt arrangements outstanding under the first lien credit facility of the New Credit Agreement.
Availability under the revolving credit facility of the New Credit Agreement and various lines of credit and overdraft facilities totaled approximately $352 million at September 30, 2019, net of outstanding letters of credit.
Covenants
At September 30, 2019, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the 5.875% USD Notes Indenture, as well as with the debt covenants contained in the New Credit Agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended September 30, 2019 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
July 1 - July 31	—	$—	—
August 1 - August 31	5,553,000	9.06	5,553,000
September 1 - September 30	75,000	9.23	75,000
Total	5,628,000	$9.06	5,628,000	$254
(1) In July 2018, the Board authorized a program to repurchase up to $750 million of the Company’s common stock, of which $496 million had been utilized as of September 30, 2019. The Company’s share repurchase program does not require the repurchase of any specific number of shares, and shares repurchases are made opportunistically at the discretion of the Company.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On November 6, 2019, Element Solutions updated its form of change in control agreement to reflect the change of the Company's name from "Platform Specialty Products Corporation" to "Element Solutions Inc," the current titles of the covered executive officers and the Company's current contact information. Other than these changes, the form of agreement is substantially the same as the form previously filed with the SEC in the Company’s Current Report on Form 8-K on April 8, 2016. The Company entered into the updated agreement with Carey J. Dorman, Chief Financial Officer, and each of its other executive officers who were party to existing change in control agreements, namely Benjamin Gliklich, Chief Executive Officer, Scot R. Benson, President & Chief Operating Officer, and John E. Capps, Executive Vice President, General Counsel and Secretary. A form of the amended change in control agreement is attached as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference, along with the detailed summary of the existing change in control agreements previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 8, 2016.
Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
10.1†*	Form of Change in Control Agreement
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
104**	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibits 101)
* Filed herewith.
**  Furnished herewith.
†  This Exhibit represents a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this November 7, 2019.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)