Form 10-Q
period 2020-03-31
Element Solutions Inc
filed 2020-04-30
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 20, 2020: 248,752,742

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Limited, formerly an Irish private limited company.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL on January 31, 2019 for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended on November 26, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	U.S. Generally Accepted Accounting Principles.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
PDH	Platform Delaware Holdings, Inc., a former subsidiary of Element Solutions.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2020.
RSUs	Restricted stock units issued by Element Solutions from time to time under its amended and restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, which were converted into shares of Element Solutions' common stock on February 25, 2020, on a one-for-one basis, upon request of Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates.
UPL	UPL Corporation Ltd., a wholly-owned subsidiary of UPL Limited.
2019 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017.

i

GLOSSARY OF DEFINED TERMS
Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding our business and management strategies; share repurchases; cost containment and cost savings; the impact of new accounting standards and accounting changes; our dividend policy; the effects of global economic conditions; the extent of the impact of the coronavirus (COVID-19) outbreak on our business and stock price; our hedging activities; timing and outcome of environmental and legal matters; goodwill and other intangible assets; impairments; price volatility and cost environment; liquidity, cash flows and capital resources; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. These statements are not guarantees of future performance and our actual results may differ materially from the results contemplated by these statements. A discussion of such risks and uncertainties includes, without limitation, the risks set forth in Part II, Item 1A, Risk Factors, of this Quarterly Report and in Part I, Item 1A, Risk Factors, of our 2019 Annual Report. Any forward-looking statement is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, as a substitute for, or superior to, performance measures calculated in accordance with GAAP. For definitions of these non-GAAP financial measures and additional information on why they are presented, their respective limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 14, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$452.6	$459.8
Cost of sales	255.3	261.5
Gross profit	197.3	198.3
Operating expenses:
Selling, technical, general and administrative	125.2	142.4
Research and development	17.5	10.8
Total operating expenses	142.7	153.2
Operating profit	54.6	45.1
Other (expense) income:
Interest expense, net	(16.7)	(38.1)
Foreign exchange (loss) gain	(25.8)	27.1
Other income (expense), net	0.4	(48.0)
Total other expense	(42.1)	(59.0)
Income (loss) before income taxes and non-controlling interests	12.5	(13.9)
Income tax (expense) benefit	(4.1)	10.4
Net income (loss) from continuing operations	8.4	(3.5)
Income from discontinued operations, net of tax	0.2	27.4
Net income	8.6	23.9
Net income attributable to non-controlling interests	—	(0.7)
Net income attributable to common stockholders	$8.6	$23.2

Earnings (loss) per share
Basic from continuing operations	$0.03	$(0.02)
Basic from discontinued operations	—	0.11
Basic attributable to common stockholders	$0.03	$0.09

Diluted from continuing operations	$0.03	$(0.02)
Diluted from discontinued operations	—	0.11
Diluted attributable to common stockholders	$0.03	$0.09

Weighted average common shares outstanding
Basic	250.3	268.2
Diluted	252.0	268.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net income	$8.6	$23.9

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications	(23.6)	94.2
Reclassifications	—	479.8
Total foreign currency translation adjustments	(23.6)	574.0
Pension and post-retirement plans:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.5 and $0.0 for the three months ended March 31, 2020 and 2019, respectively	(0.5)	—
Reclassifications, net of tax expense (benefit) of $0.0 for the three months ended March 31, 2020 and 2019, respectively	—	(2.1)
Total pension and post-retirement plans	(0.5)	(2.1)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.0 and $(2.4) for the three months ended March 31, 2020 and 2019, respectively	(32.0)	(9.2)
Reclassifications, net of tax expense (benefit) of $0.0 and $(1.4) for the three months ended March 31, 2020 and 2019, respectively	1.6	(5.7)
Total unrealized loss arising on qualified hedging derivatives	(30.4)	(14.9)
Other comprehensive (loss) income	(54.5)	557.0
Comprehensive (loss) income	(45.9)	580.9
Comprehensive income attributable to the non-controlling interests	—	(40.2)
Comprehensive (loss) income attributable to common stockholders	$(45.9)	$540.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$497.4	$190.1
Accounts receivable, net of allowance for doubtful accounts of $10.9 and $8.8 at March 31, 2020 and December 31, 2019, respectively	354.1	363.9
Inventories	213.1	199.6
Prepaid expenses	21.0	18.3
Other current assets	53.0	50.3
Current assets of discontinued operations	9.2	11.2
Total current assets	1,147.8	833.4
Property, plant and equipment, net	256.7	264.8
Goodwill	2,127.2	2,179.6
Intangible assets, net	894.5	944.4
Other assets	130.7	95.7
Non-current assets of discontinued operations	6.6	6.5
Total assets	$4,563.5	$4,324.4
Liabilities and stockholders' equity
Accounts payable	$101.8	$96.8
Current installments of long-term debt and revolving credit facilities	327.7	7.8
Accrued expenses and other current liabilities	156.3	155.1
Current liabilities of discontinued operations	17.3	34.1
Total current liabilities	603.1	293.8
Debt	1,512.2	1,513.2
Pension and post-retirement benefits	49.6	50.8
Deferred income taxes	115.1	119.6
Other liabilities	142.1	127.7
Total liabilities	2,422.1	2,105.1
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2020: 260.9 shares issued; 2019: 258.4 shares issued)	2.6	2.6
Additional paid-in capital	4,117.1	4,114.2
Treasury stock (2020: 12.2 shares; 2019: 8.3 shares)	(113.9)	(78.9)
Accumulated deficit	(1,527.9)	(1,536.5)
Accumulated other comprehensive loss	(334.9)	(280.5)
Total stockholders' equity	2,143.0	2,220.9
Non-controlling interests	(1.6)	(1.6)
Total equity	2,141.4	2,219.3
Total liabilities and stockholders' equity	$4,563.5	$4,324.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8.6	$23.9
Net income from discontinued operations, net of tax	0.2	27.4
Net income (loss) from continuing operations	8.4	(3.5)
Reconciliation of net income (loss) from continuing operations to net cash flows provided by (used in) operating activities:
Depreciation and amortization	39.9	38.7
Deferred income taxes	(2.4)	(2.0)
Foreign exchange loss (gain)	24.5	(33.0)
Other, net	10.8	75.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.6)	2.8
Inventories	(19.0)	(14.3)
Accounts payable	8.9	9.5
Accrued expenses	(6.2)	(67.3)
Prepaid expenses and other current assets	(4.4)	(4.6)
Other assets and liabilities	3.3	(33.7)
Net cash flows provided by (used in) operating activities of continuing operations	61.2	(32.0)
Cash flows from investing activities:
Capital expenditures	(10.5)	(6.7)
Proceeds from Arysta Sale (net of cash $148.7 million)	—	4,192.3
Other, net	(5.9)	8.5
Net cash flows (used in) provided by investing activities of continuing operations	(16.4)	4,194.1
Cash flows from financing activities:
Debt proceeds, net of discount	—	749.1
Repayments of borrowings	(2.0)	(4,601.0)
Change in lines of credit, net	320.0	95.3
Repurchases of common stock	(33.1)	(433.6)
Payment of financing fees	—	(39.5)
Other, net	(1.5)	(10.8)
Net cash flows provided by (used in) financing activities of continuing operations	283.4	(4,240.5)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(14.7)	(115.9)
Net cash flows used in investing activities of discontinued operations	—	(5.0)
Net cash flows provided by financing activities of discontinued operations	—	4.8
Net cash flows used in discontinued operations	(14.7)	(116.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.2)	9.4
Net increase (decrease) in cash, cash equivalents and restricted cash	307.3	(185.1)
Cash, cash equivalents and restricted cash at beginning of period (1)	190.1	415.5
Cash, cash equivalents and restricted cash at end of period	$497.4	$230.4
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $0.0 million and $181.9 million at December 31, 2019 and 2018, respectively.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	8.6	—	8.6	—	8.6
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Exercise/ vesting of share based compensation	—	—	475,987	—	0.2	162,333	(1.9)	—	—	(1.7)	—	(1.7)
Issuance of common stock under ESPP	—	—	28,689	—	0.3	—	—	—	—	0.3	—	0.3
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,742,488	(33.1)	—	—	(33.1)	—	(33.1)
Equity compensation expense	—	—	—	—	2.4	—	—	—	—	2.4	—	2.4
Balance at March 31, 2020	—	$—	260,933,009	$2.6	$4,117.1	12,182,019	$(113.9)	$(1,527.9)	$(334.9)	$2,143.0	$(1.6)	$2,141.4

Three Months Ended March 31, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	23.2	—	23.2	0.7	23.9
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	67.4	67.4	—	67.4
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,592,815	—	—	170,989	(1.9)	—	—	(1.9)	—	(1.9)
Conversion of shares of common stock of PDH into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	26,398	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	(37,000,000)	(0.4)	—	—	—	(433.3)	—	(433.7)	—	(433.7)
Equity compensation expense	—	—	—	—	7.3	—	—	—	—	7.3	—	7.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2019	2,000,000	$—	257,955,093	$2.6	$4,105.1	512,956	$(5.4)	$(1,605.5)	$(240.1)	$2,256.7	$(1.5)	$2,255.2

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2019 Annual Report.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes (Topic 740) - In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes," which removes certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is generally effective as of January 1, 2021, with early adoption permitted. The Company is evaluating the impact of the new guidance on the Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising net income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended March 31,
(dollars in millions)	2020	2019 (1)
Net sales	$—	$65.3
Cost of sales	—	(45.5)
Selling, technical, general and administrative	—	(36.6)
Research and development	—	(4.6)
Gain on Arysta Sale	—	21.3
Operating loss	—	(0.1)
Other, net	(0.7)	9.3
(Loss) income from discontinued operations, before income taxes	(0.7)	9.2
Income tax benefit	0.9	18.2
Income from discontinued operations, net of tax	0.2	27.4
Net income from discontinued operations attributable to the non-controlling interests	—	(0.1)
Net income from discontinued operations attributable to common stockholders	$0.2	$27.3
(1) Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.
The carrying value of major classes of assets and liabilities related to the Company's discontinued operations were as follows:

	March 31,	December 31,
(dollars in millions)	2020	2019
Assets
Other current assets	$9.2	$11.2
Other assets	6.6	6.5
Liabilities
Accrued expenses and other current liabilities	17.3	34.1

4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Finished goods	$127.1	$118.5
Work in process	23.3	22.6
Raw materials and supplies	62.7	58.5
Total inventories	$213.1	$199.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	March 31, 2020	December 31, 2019
Land and leasehold improvements	$66.5	$68.6
Buildings and improvements	113.5	113.5
Machinery, equipment, fixtures and software	216.4	220.0
Construction in process	19.3	16.0
Total property, plant and equipment	415.7	418.1
Accumulated depreciation	(159.0)	(153.3)
Property, plant and equipment, net	$256.7	$264.8
For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $10.5 million and $10.3 million, respectively.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2019	$1,223.4	$956.2	(1)	$2,179.6
Foreign currency translation	(19.7)	(32.7)		(52.4)
Balance at March 31, 2020	$1,203.7	$923.5		$2,127.2
(1) Includes accumulated impairment losses of $46.6 million.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $68.0 million and $104 million at March 31, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, the Company determined that the useful life of one of its tradenames no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this tradename over 15 years, consistent with other similar finite-lived assets.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	March 31, 2020			December 31, 2019
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$933.5	$(359.6)	$573.9	$959.1	$(351.4)	$607.7
Developed technology	371.9	(199.5)	172.4	380.5	(194.8)	185.7
Tradenames	86.4	(6.2)	80.2	51.5	(4.9)	46.6
Non-compete agreements	—	—	—	1.6	(1.6)	—
Total	$1,391.8	$(565.3)	$826.5	$1,392.7	$(552.7)	$840.0

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2020 and 2019, the Company recorded amortization expense on intangible assets of $29.4 million and $28.4 million, respectively.
On March 9, 2020, the Company acquired a new subsea production control fluid designed to complement its Energy Solutions business for a purchase price of $6.3 million in cash. The Company may pay an additional $4.5 million upon the achievement of certain milestones associated with the potential certification and marketing of this product. As the acquisition did not meet the accounting definition of a business and this product is still in development with no alternative future use, the amount paid was expensed to research and development in the Condensed Consolidated Statements of Operations.
7. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019
USD Term Loans (1)	2026	LIBOR plus 2.00%	$731.9	$733.4
Senior Notes - USD 800 million (2)	2025	5.875%	787.2	786.7
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	320.0	—
Other			0.8	0.9
Total debt			1,839.9	1,521.0
Less: current installments of long-term debt and revolving credit facilities			327.7	7.8
Total long-term debt			$1,512.2	$1,513.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.7 million and $9.1 million at March 31, 2020 and December 31, 2019, respectively. Weighted average effective interest rate of 2.2% at March 31, 2020 and December 31, 2019, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized discount and debt issuance costs of $12.8 million and $13.3 million at March 31, 2020 and December 31, 2019, respectively. Weighted average effective interest rate of 6.2% at March 31, 2020 and December 31, 2019, respectively.

Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $1.08 billion, consisting of a revolving facility in an aggregate principal amount of $330 million maturing in 2024 and a term loan in an aggregate principal amount of $750 million maturing in 2026.
Borrowings under the Credit Agreement bear interest at a rate per annum equal to a Base Rate, as defined in the Credit Agreement, plus, in each case, an applicable rate equal to a spread of 1.00% with respect to Base Rate Loans and a spread of 2.00% with respect to Eurocurrency Rate Loans. The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving facility of 0.50% per annum, subject to a stepdown to 0.375% based on the Company’s first lien net leverage ratio.
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
At March 31, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $4.7 million, net of letters of credit, under the revolving facility. On April 20, 2020, the Company repaid the $320 million outstanding under the revolving credit facility in its entirety.
5.875% USD Notes due 2025
The 5.875% USD Notes due 2025 are governed by the 5.875% USD Notes Indenture, which provides, among other things, for customary affirmative and negative covenants, events of default and other customary provisions. The Company also has the option to redeem the 5.875% USD Notes due 2025 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 5.875% USD Notes due 2025 are unsecured, and fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2020 the aggregate principal amount outstanding under such facilities totaled $320.0 million and there were no amounts outstanding under such facilities at December 31, 2019. The Company also had letters of credit outstanding of $5.7 million at March 31, 2020 and December 31, 2019, respectively, of which $5.3 million at March 31, 2020 and December 31, 2019, respectively, reduced the borrowings available under the various facilities. At March 31, 2020 and December 31, 2019, the availability under these facilities totaled approximately $29.0 million and $351 million, respectively, net of outstanding letters of credit.
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
At March 31, 2020, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure with the U.S. dollar and British pound. The Company has not designated any foreign

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at March 31, 2020 and December 31, 2019 was approximately $123.8 million and $74.2 million, respectively, with settlement dates generally within one year.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $35.6 million and $28.6 million at March 31, 2020 and December 31, 2019, respectively. Substantially all contracts outstanding at March 31, 2020 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates
The Company entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with its $750 million term loan under the Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. All interest payments to be paid during the last two years preceding the maturity date of this term loan (February 2024 to January 2026) will revert back to a floating rate of interest.
The Company also entered into cross-currency swaps to effectively convert the $750 million term loan under the Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt. Under these contracts, which expire in January 2024, the Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge counterparties on an aggregate initial notional amount of $750 million. The Company has also designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations.
The net result of the above hedges is an interest rate of approximately 2.2%, which could vary due to changes in the euro and the U.S. dollar exchange rate.
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
For the three months ended March 31, 2020, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $16.0 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2020	December 31, 2019
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$3.5	$1.2
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	19.0	18.4
Cross currency swaps designated as net investment hedge	Other assets	Level 2	42.5	—
Available for sale equity securities	Other assets	Level 1	—	0.3
Total			$65.0	$19.9

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$3.9	$0.9
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	16.0	6.9
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	40.9	19.7
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	—	0.3
Total			$60.8	$27.8
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
There were no significant transfers between the fair value hierarchy levels for the three months ended March 31, 2020.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.44 billion, respectively, at March 31, 2020. At December 31, 2019, the carrying value and estimated fair value totaled $1.52 billion and $1.58 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock. The Board had designated 2 million of those shares as "Series A Preferred Stock." At December 31, 2019, a total of 2 million shares of Series A Preferred Stock were issued and outstanding. All outstanding shares of Series A Preferred Stock were converted into shares of common stock of the Company on February 25, 2020.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Repurchases of Common Stock
During the three months ended March 31, 2020, as part of the Company's previously-announced $750 million stock repurchase program, the Company repurchased approximately 3.7 million shares of its common stock for approximately $33.1 million, at an average price of approximately $8.82 per share. The repurchases were allocated to treasury shares and were funded from cash on hand.
The remaining authorization under the share repurchase program was approximately $210 million at March 31, 2020.
10.  EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings (loss) per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2020	2019
Net income (loss) from continuing operations	$8.4	$(3.5)
Net income attributable to the non-controlling interests	—	(0.6)
Net income (loss) from continuing operations attributable to common stockholders	$8.4	$(4.1)

Basic weighted average common shares outstanding	250.3	268.2
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	1.2	—
Number of stock options and RSUs	0.5	—
Denominator adjustments for diluted EPS	1.7	—
Diluted weighted average common shares outstanding	252.0	268.2

Earnings (loss) per share from continuing operations attributable to common stockholders:
Basic	$0.03	$(0.02)
Diluted	$0.03	$(0.02)
For the three months ended March 31, 2020 and 2019, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets and/or market conditions were not yet achieved for RSUs contingent upon performance:

	Three Months Ended March 31,
(shares in millions)	2020	2019
Shares issuable for the contingent consideration	—	5.3
Shares issuable upon conversion of Series A Preferred Stock	—	2.0
Shares issuable upon vesting of RSUs and exercise of stock options	4.9	1.5
Total	4.9	8.8

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.3 million and $12.0 million at March 31, 2020 and December 31, 2019, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
The Company believes it is not possible to develop an estimate of the range of reasonably possible environmental loss in excess of the Company's recorded liabilities and is unable to ascertain the ultimate aggregate amount of monetary liabilities or financial impacts with respect to these matters.
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
12. INCOME TAXES
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
For the three months ended March 31, 2020, the Company recognized income tax expense of $4.1 million, as compared to an income tax benefit of $10.4 million in the prior year. The tax expense for the three months ended March 31, 2020 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and a benefit for the release of a valuation allowance on interest limitation carryforwards as a result of the recently enacted increased U.S. deductible interest limitation. The tax provision for the three months ended March 31, 2019 represented a benefit on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which included the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the expiration of a statute of limitations.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

13. RELATED PARTY TRANSACTIONS
The Company is a party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee of $3 million and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. The fee is recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
14. SEGMENT INFORMATION
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Net sales:
Electronics
Assembly Solutions	$126.0	$133.0
Circuitry Solutions	92.9	90.8
Semiconductor Solutions	50.0	42.1
Total Electronics	268.9	265.9
Industrial & Specialty
Industrial Solutions	125.9	138.0
Graphics Solutions	38.6	35.7
Energy Solutions	19.2	20.2
Total Industrial & Specialty	183.7	193.9
Total net sales	$452.6	$459.8

Adjusted EBITDA:
Electronics	$66.5	$56.4
Industrial & Specialty	43.6	42.2
Total Adjusted EBITDA	$110.1	$98.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three months ended March 31,
(dollars in millions)	2020	2019
Net income attributable to common stockholders	$8.6	$23.2
Add (subtract):
Net income attributable to the non-controlling interests	—	0.7
Income from discontinued operations, net of tax	(0.2)	(27.4)
Income tax expense (benefit)	4.1	(10.4)
Interest expense, net	16.7	38.1
Depreciation expense	10.5	10.3
Amortization expense	29.4	28.4
EBITDA	69.1	62.9
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	1.4	—
Restructuring expense	1.0	2.6
Acquisition and integration costs	6.6	1.4
Foreign exchange loss (gain) on foreign denominated external and internal long-term debt	29.1	(28.3)
Debt refinancing costs	—	60.7
Change in fair value of contingent consideration	—	2.4
Other, net	2.9	(3.1)
Adjusted EBITDA	$110.1	$98.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2019 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in "Forward-Looking Statements” and Part II, Item 1A, "Risk Factors" of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2019 Annual Report.
Overview
Our Business
Element Solutions Inc, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, the innovative solutions of our businesses enable customers' manufacturing processes in several key industries, including electronic circuitry, semiconductor, communications infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Substantially all of our businesses' products are consumed by our customers as part of their production process, providing us with reliable and recurring revenue streams as the products are replenished in order to continue production. Our customers use our innovation as competitive advantages, relying on us to help them navigate through fast-paced, high-growth markets. Our product development and product extensions are expected to continue to drive sales growth in both new and existing markets, while expanding margins, by continuing to offer high customer value propositions.
We generate revenue through the formulation and sale of our businesses' chemistry solutions by our extensive global network of specially-trained scientists and engineers. While our chemistries typically represent only a small portion of our customers’ costs, they are integral to our customers' manufacturing processes and overall product performance. We leverage these close relationships with our customers and OEMs to execute our growth strategy and identify opportunities for new products. These new products are developed and created by drawing upon our intellectual property portfolio and technical expertise. We believe that our customers place significant value on the consistency and quality of our brands, which we capitalize on through significant market share, customer loyalty and supply chain access. Lastly, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
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

The segment provides specialty chemical solutions through the following businesses:

Assembly Solutions	As a global supplier of solder technologies, fluxes, cleaners and other attachment materials for the electronics assembly industry, we develop innovative materials that join electronic circuits in high volume device manufacturing. Our high-performing interconnect materials are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates.
Circuitry Solutions	As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary liquid chemical processes ("baths") used by our customers to manufacture printed circuit boards. Our product portfolio is focused on specialized consumable chemical processes, such as surface treatments, circuit formation, primary metallization, electroplate and final finishes.
Semiconductor Solutions	As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging.
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
The segment provides specialty chemical solutions through the following businesses:

Industrial Solutions	As a global supplier of industrial metal and plastic finishing chemistries, our chemical systems protect and decorate metal and plastic surfaces. Some of our precisely formulated high-performance coatings have functional uses, including improving wear and tear, such as hard chrome plating of shock absorbers for cars and special drills used for oil and gas exploration, while others provide corrosion resistance for appliance parts. Alternatively, our chemistries may have decorative performance, such as the application of gloss finishes for parts used in automotive interiors or fashion finishes used on jewelry surfaces.
Graphics Solutions	As a supplier of consumable materials used to transfer images on to consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries.
Energy Solutions	As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications.

Recent Developments
COVID-19 Update
In December 2019, a novel strain of coronavirus was reported in Wuhan, China which has since spread throughout the world. In an effort to contain COVID-19 or slow its spread, governments in multiple countries have enacted various measures in response to the pandemic. These actions and the global health crisis caused by COVID-19 have negatively impacted, and continue to negatively impact, business activity across the globe. We also took certain proactive actions, including heightened sanitary and social distancing policies at our locations around the world to protect the health and safety of our employees. Due to the impact of the pandemic and related actions, we anticipate declining demand in the near-term in many of our key end-markets, especially Automotive & Industrial, as business and consumer activity decelerate around the world. The ultimate extent of the impact of COVID-19 on our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain and cannot be accurately predicted or quantified at this time, including the duration and spread of the outbreak, new information concerning its transmission and severity, actions taken or that might be taken to contain or reduce its repercussions and the general impact of the outbreak on our customers, employees, suppliers, vendors, stakeholders and operations, as well as the demand for our products and services. A prolonged decline in the value of our stock price could result in an impairment of goodwill or intangible assets.

On March 25, 2020, as a precautionary measure considering the uncertain state of the global economy and capital markets, we drew down $320 million under our revolving credit facility. On April 20, 2020, this amount was repaid in its entirety.
Repurchases of our Common Stock
During the three months ended March 31, 2020, as part of our previously-announced $750 million share repurchase program, we repurchased approximately 3.7 million of our common stock for an aggregate purchase price of approximately $33.1 million, at an average price of approximately $8.82 per share. The remaining authorization under the share repurchase program was approximately $210 million at March 31, 2020. The repurchases were funded from cash on hand.
Retirement of President and Chief Operating Officer
On April 28, 2020, Scot R. Benson has informed the Board of his intention to retire from his current role as President and Chief Operating Officer of Element Solutions, effective June 15, 2020. Mr. Benson will, however, continue to serve on the Board and will stand for reelection as a director at the Company's 2020 annual meeting of stockholders.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 14, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2020 as compared to the three months ended March 31, 2019

	Three Months Ended March 31,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	Organic
Net sales	$452.6	$459.8	(2)%	0%	(3)%
Cost of sales	255.3	261.5	(2)%	(1)%
Gross profit	197.3	198.3	(1)%	1%
Gross margin	43.6%	43.1%	50 bps	50 bps
Operating expenses	142.7	153.2	(7)%	(5)%
Operating profit	54.6	45.1	21%	24%
Operating margin	12.1%	9.8%	230bps	230bps
Other expense, net	(42.1)	(59.0)	(29)%
Income tax (expense) benefit	(4.1)	10.4	(nm)
Net income (loss) from continuing operations	8.4	(3.5)	(nm)
Income from discontinued operations, net of tax	0.2	27.4	(99)%
Net income	$8.6	$23.9	(64)%

Adjusted EBITDA	$110.1	$98.6	12%	14%
Adjusted EBITDA margin	24.3%	21.4%	290bps	310bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2020 decreased by 2% on a reported basis, remained flat on a constant currency basis and decreased 3% on an organic basis. Electronics' and our consolidated results were positively impacted by $14.4 million of acquisitions and negatively impacted by $2.1 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended March 31,		% Change
(dollars in millions)	2020	2019	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$126.0	$133.0	(5)%	2%	(3)%	2%	(9)%	(11)%
Circuitry Solutions	92.9	90.8	2%	1%	4%	—%	—%	4%
Semiconductor Solutions	50.0	42.1	19%	0%	19%	—%	(6)%	13%
Total	$268.9	$265.9	1%	1%	3%	1%	(5)%	(2)%

Industrial & Specialty:
Industrial Solutions	$125.9	$138.0	(9)%	2%	(7)%	—%	—%	(7)%
Graphics Solutions	38.6	35.7	8%	2%	10%	—%	—%	10%
Energy Solutions	19.2	20.2	(5)%	3%	(2)%	—%	—%	(2)%
Total	$183.7	$193.9	(5)%	2%	(3)%	—%	—%	(3)%

Total	$452.6	$459.8	(2)%	2%	0%	0%	(3)%	(3)%
Electronics' net sales in the first quarter of 2020 increased by 1% on a reported basis and decreased by 2% on an organic basis.
•Assembly Solutions: net sales declined by 5% on a reported basis and 11% on an organic basis. The decrease was primarily due to weak demand related to COVID-19 production slowdown in Asia, particularly China.
•Circuitry Solutions: net sales increased by 2% on a reported basis and 4% on an organic basis. The increase was primarily due to strong demand from memory disk customers, as well as continued strength in 5G-related products, partially offset by COVID-19 related weakness in China.
•Semiconductor Solutions: net sales increased by 19% on a reported basis and 13% on an organic basis. The increase was primarily due to growth in advanced packaging, particularly in Asia and Europe, as well as advanced assembly products, due to increased demand from 5G infrastructure and data center markets.
Industrial & Specialty's net sales in the first quarter of 2020 declined by 5% on a reported basis and 3% on an organic basis.
•Industrial Solutions: net sales declined by 9% on a reported basis and 7% on an organic basis. The decrease was primarily due to demand weakness in construction and manufacturing markets in Europe, as well as automotive production slowdown due to COVID-19 in Asia. We expect weaker demand for the remainder of 2020 as the COVID-19 pandemic impacts our business in Europe and the Americas.
•Graphics Solutions: net sales increased by 8% on a reported basis and 10% on an organic basis. The increase was primarily due to higher volumes of consumer packaged goods in Europe and the Americas primarily due to COVID-19-related demand.
•Energy Solutions: net sales declined by 5% on a reported basis and 2% on an organic basis. Growth in the U.S. was offset by declines in Latin America, which was impacted by the loss of certain business in March of 2019 which had a negative impact of approximately 6% on organic net sales growth.

Gross Profit

	Three Months Ended March 31,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency
Gross profit
Electronics	$112.4	$109.5	3%	4%
Industrial & Specialty	84.9	88.8	(4)%	(2)%
Total	$197.3	$198.3	(1)%	1%

Gross margin
Electronics	41.8%	41.2%	60 bps	60 bps
Industrial & Specialty	46.2%	45.8%	40 bps	40 bps
Total	43.6%	43.1%	50 bps	50 bps
Electronics' gross profit in the first quarter of 2020 increased by 3% on a reported basis and 4% on a constant currency basis. The constant currency increase in gross profit was primarily driven by growth in advanced packaging, semiconductor and metallization products related to telecom infrastructure and data center markets. The increase in gross margin benefited from favorable product mix, primarily due to the strength in 5G-related products.
Industrial & Specialty's gross profit in the first quarter of 2020 decreased by 4% on a reported basis and 2% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales in Industrial Solutions. The increase in gross margin was primarily due to strong growth in flexible packaging in Graphics Solutions and lower raw material prices.
Operating Expenses

	Three Months Ended March 31,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency
Selling, technical, general and administrative	$125.2	$142.4	(12)%	(11)%
Research and development	17.5	10.8	62%	65%
Total	$142.7	$153.2	(7)%	(5)%

Operating expenses as % of Net sales
Selling, technical, general and administrative	27.7%	31.0%	(330) bps	(340) bps
Research and development	3.9%	2.3%	160 bps	160 bps
Total	31.5%	33.3%	(180) bps	(190) bps
Operating expenses in the first quarter of 2020 decreased 7% on a reported basis and 5% on a constant currency basis. The decrease was driven primarily by cost containment initiatives across the business to mitigate the impact of COVID-19 related slowdowns, as well as generally weak end-market conditions in Electronics and Industrial Solutions. This was partially offset by an increase in research and development related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business for $6.3 million. See Note 6, Goodwill and Intangible Assets, for additional information. Operating expenses in the first quarter of 2019 included certain nonrecurring expenses related to the closing of the Arysta Sale that did not qualify for discontinued operations, including share-based compensation expense of $4.0 million associated with the retirement of our former CEO, and $2.0 million of expense associated with the payment of a long-term contingent consideration liability, partially offset by lower corporate expenses as we realized the benefits relating to the reorganization of our corporate structure.

Other (Expense) Income

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Other (expense) income
Interest expense, net	$(16.7)	$(38.1)
Foreign exchange (loss) gain	(25.8)	27.1
Other income (expense), net	0.4	(48.0)
Total	$(42.1)	$(59.0)
Interest Expense, Net
For the three months ended March 31, 2020, net interest expense decreased $21.4 million primarily due to the pay down of our then existing credit facilities on January 31, 2019 in connection with the Arysta Sale.
Foreign Exchange (Loss) Gain
For the three months ended March 31, 2020, foreign exchange loss increased $52.9 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.

Other Income (Expense), Net
For the three months ended March 31, 2019, other expense, net of $48.0 million included $60.7 million of debt refinancing costs related to the pay down of our then existing credit facilities in connection with the Arysta Sale, partially offset by a $11.7 million gain on derivative contracts associated with the refinancing of our non-U.S. dollar denominated third-party debt.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
For the three months ended March 31, 2020, the Company recognized income tax expense of $4.1 million, as compared to an income tax benefit of $10.4 million in the prior year. The tax expense for the three months ended March 31, 2020 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which includes the negative impact of U.S. global intangible low-taxed income provisions and a benefit for the release of a valuation allowance on interest limitation carryforwards as a result of the recently enacted increased U.S. deductible interest limitation. The tax provision for the three months ended March 31, 2019 represented a benefit on the Company's pre-tax loss based on its estimated full year annual effective tax rate, which included the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on interest limitation carryforwards, and a benefit from the expiration of a statute of limitations.
Income from Discontinued Operations, Net of Tax
Net income from discontinued operations was $27.4 million for the three months ended March 31, 2019, which included a gain on the Arysta Sale of $21.3 million. See Note 3, Discontinued Operations, for further information regarding the Arysta discontinued operations.
Other Comprehensive (Loss) Income
Other comprehensive loss for the three months ended March 31, 2020 totaled $54.5 million, as compared to $557 million of income in the prior year. The change was driven primarily by realized foreign currency translation losses resulting from the Arysta Sale of $480 million, as well as foreign currency translation gains associated with the British pound and euro, partially offset by foreign currency translation losses associated with the Brazilian real and Chinese yuan.

Segment Adjusted EBITDA Performance

	Three Months Ended March 31,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$66.5	$56.4	18%	21%
Industrial & Specialty	43.6	42.2	3%	6%
Total	$110.1	$98.6	12%	14%

Adjusted EBITDA margin:
Electronics	24.8%	21.2%	360 bps	370 bps
Industrial & Specialty	23.7%	21.8%	190 bps	200 bps
Total	24.3%	21.4%	290 bps	310 bps
For the three months ended March 31, 2020, Electronics' Adjusted EBITDA increased 18% on a reported basis and 21% on a constant currency basis. The constant currency increase was driven primarily by higher gross profit as well as lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA increased 3% on a reported basis and 6% on a constant currency basis. The constant currency increase was driven primarily by lower general and administrative expenses.
On a consolidated basis for the three months ended March 31, 2020, the relatively stable gross margins and the decrease in overall operating expenses, at a rate higher than the decline in net sales, led to Adjusted EBITDA margin expansion compared to the prior period.
Liquidity and Capital Resources
Our primary source of liquidity during the three months ended March 31, 2020 was a $320 million borrowing under our revolving credit facility under the Credit Agreement as a precautionary measure considering the uncertain state of the global economy and capital markets and available cash generated from operations. The borrowing was repaid in its entirety on April 20, 2020. Our primary uses of cash and cash equivalents were to fund operations, debt service obligations, capital expenditures, working capital, and to fund our $33.1 million of repurchases of our common stock. Our first significant debt principal payment totaling $800 million is due in 2025 and relates to our 5.875% USD Notes.
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
During the three months ended March 31, 2020, approximately 72% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the United States. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the United States and/or other international subsidiaries when we believe it is cost effective to do so.

We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $497 million of cash and cash equivalents at March 31, 2020, $146 million was held by our foreign subsidiaries. In the first quarter of 2020, domestic cash was primarily used to fund repurchases of our common stock.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Cash provided by (used in) operating activities	$61.2	$(32.0)
Cash (used in) provided by investing activities	$(16.4)	$4,194.1
Cash provided by (used in) financing activities	$283.4	$(4,240.5)
Operating Activities
The increase in net cash flows provided by operating activities of $93.2 million was driven primarily by lower interest payments of $59.4 million and the payment of contingent consideration liability of $30.9 million during the first quarter of 2019. These benefits were partially offset by a precautionary build of safety inventory in case our suppliers or facilities were impacted by COVID-19.
Investing Activities
The decrease in net cash flows provided by investing activities was primarily driven by the Arysta Sale during the first quarter of 2019, which generated $4.19 billion.
Financing Activities
In the first quarter of 2020, we used cash on hand to fund the repurchases of our common stock for an aggregate purchase price of $33.1 million and, as a precautionary measure considering the uncertain state of the global economy and capital markets, we borrowed $320 million under our revolving credit facility. In the first quarter of 2019, cash flows used in financing activities were primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the Credit Agreement. These cash inflows were also used to fund the repurchases of our common stock for an aggregate purchase price of $434 million, fund the repurchase and extinguishment fees related to our debt pay down of $30.1 million and fund the deferred financing fees associated with the Credit Agreement of $9.4 million. Cash inflows from borrowings under our revolving credit facility were $95.3 million during the first quarter of 2019.
Financial Borrowings
Credit Facilities & Senior Notes
At March 31, 2020, we had $1.84 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$787 million of 5.875% USD Notes due 2025;
•$732 million of term debt arrangements outstanding under our term loans; and
•$320 million outstanding under our revolving credit facility.
Availability under the revolving credit facility of the Credit Agreement and various lines of credit and overdraft facilities totaled $29.0 million at March 31, 2020, net of outstanding letters of credit.

On April 20, 2020, we repaid the $320 million outstanding under our revolving credit facility, which is currently available for future borrowing.
Covenants
At March 31, 2020, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the 5.875% USD Notes Indenture.
Off-Balance Sheet Transactions
We use customary off-balance sheet arrangements, such as letters of credit. For additional information regarding letters of credit, see Note 7, Debt, to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2019 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2019 Annual Report.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 11, Contingencies, Environmental and Legal Matters, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.

Item 1A. Risk Factors
Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in our 2019 Annual Report.
The extent of the impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain and subject to change.
The outbreak of COVID-19 has evolved into a global pandemic that has negatively impacted the global economy, disrupted global supply chains and created significant volatility in commercial and financial markets. The extent to which the coronavirus pandemic impacts or will ultimately impact our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain and cannot be accurately predicted or quantified at this time, including the duration and spread of the pandemic; new information concerning its transmission and severity; actions taken or that might be taken by governments, businesses or individuals to contain or reduce its repercussions and mitigate its economic implications; demand for our products and services; our ability to manufacture, sell and provide our products and services, including as a result of travel restrictions, closed borders, operating restrictions imposed on our facilities or reduced ability of our employees to continue to work efficiently; additional and prolonged devaluation of other countries' currencies relative to the dollar; and the general impact of the pandemic on our customers, employees, suppliers, vendors and other stakeholders. Additionally, customers might defer decision making, delay orders or seek to renegotiate or terminate existing agreements. Any of these factors could materially adversely affect our business or our future results of operations, financial condition, expected cash flows and/or stock price. In addition, a prolonged decline in the value of our stock price could result in an impairment of goodwill or intangible assets, which at March 31, 2020 had a carrying value of $2.13 billion and $895 million, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended March 31, 2020 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
January 1 - January 31	—	$—	—	$243
February 1 - February 29	300,000	$10.22	300,000	$240
March 1 - March 31	3,442,488	$8.69	3,442,488	$210
Total	3,742,488	$8.82	3,742,488	$210
(1) In July 2018, the Board authorized a program to repurchase up to $750 million of the Company’s common stock, of which $540 million had been utilized as of March 31, 2020. The Company’s share repurchase program does not require the repurchase of any specific number of shares, and shares repurchases are made opportunistically at the discretion of the Company. This program does not have an expiration date but may be suspended or terminated by the Board at any time.

The table above excludes shares purchased by the Company in connection with tax withholdings associated with the vesting of RSUs as these shares were not issued or considered share repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On April 28, 2020, Rakesh Sachdev, a member of the Board, has informed the Board of his decision not to seek reelection as a director and will retire from the Board at the expiration of his current term, as of the date of the Company’s 2020 annual meeting of stockholders or June 16, 2020. As a result of Mr. Sachdev’s retirement, the Board has approved a reduction in the size of the Board from nine to eight directors, effective June 16, 2020. There was no disagreement between Mr. Sachdev and the Company on any matter relating to its operations, policies or practices.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
10.1†	Agreement by and between the Company and Scot R. Benson, dated June 6, 2013 (filed as Exhibit 10.6 of the Quarterly Report on Form 10-Q filed on May 10, 2016, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
* Filed herewith.
**  Furnished herewith.
†  Represents a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 30, 2020.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)