Form 10-Q
period 2020-06-30
Element Solutions Inc
filed 2020-08-04
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 28, 2020: 248,921,246

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., a former subsidiary which operated the Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL on January 31, 2019 for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended on November 26, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	U.S. Generally Accepted Accounting Principles.
Kester Acquisition	Acquisition of 100% of the outstanding shares and certain assets of the Kester business on December 2, 2019, a global supplier of advanced technology assembly materials used in electronics assembly and semiconductor application, for $63.6 million net of cash, working capital and other closing adjustments, from Illinois Tool Works Inc.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2020.
RSUs	Restricted stock units issued by Element Solutions from time to time under its amended and restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, which were converted into shares of Element Solutions' common stock on February 25, 2020, on a one-for-one basis, upon request of Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates.
UPL	UPL Corporation Ltd., a wholly-owned subsidiary of UPL Limited.
2019 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the impact of the coronavirus (COVID-19) pandemic on the global economy, our business, net sales, customers, suppliers, vendors, stock price, and governmental responses to the pandemic; our business and management strategies; share repurchases; cost containment and cost savings; the impact of new accounting standards and accounting changes; our dividend policy; our hedging activities; timing and outcome of environmental and legal matters; goodwill and other intangible assets; impairments; price volatility and cost environment; liquidity, cash flows and capital resources; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$387.0	$456.7	$839.6	$916.5
Cost of sales	224.5	263.7	479.8	525.2
Gross profit	162.5	193.0	359.8	391.3
Operating expenses:
Selling, technical, general and administrative	113.4	126.4	238.6	268.8
Research and development	9.6	11.1	27.1	21.9
Total operating expenses	123.0	137.5	265.7	290.7
Operating profit	39.5	55.5	94.1	100.6
Other expense:
Interest expense, net	(16.9)	(18.2)	(33.6)	(56.3)
Foreign exchange loss	(12.8)	(28.3)	(38.6)	(1.2)
Other expense, net	(1.7)	(1.1)	(1.3)	(49.1)
Total other expense	(31.4)	(47.6)	(73.5)	(106.6)
Income (loss) before income taxes and non-controlling interests	8.1	7.9	20.6	(6.0)
Income tax (expense) benefit	(5.8)	6.8	(9.9)	17.2
Net income from continuing operations	2.3	14.7	10.7	11.2
(Loss) income from discontinued operations, net of tax	(1.1)	(13.3)	(0.9)	14.1
Net income	1.2	1.4	9.8	25.3
Net loss (income) attributable to non-controlling interests	—	0.1	—	(0.6)
Net income attributable to common stockholders	$1.2	$1.5	$9.8	$24.7

Earnings (loss) per share
Basic from continuing operations	$0.01	$0.06	$0.04	$0.04
Basic from discontinued operations	—	(0.05)	—	0.05
Basic attributable to common stockholders	$0.01	$0.01	$0.04	$0.09

Diluted from continuing operations	$0.01	$0.06	$0.04	$0.04
Diluted from discontinued operations	—	(0.05)	—	0.05
Diluted attributable to common stockholders	$0.01	$0.01	$0.04	$0.09

Weighted average common shares outstanding
Basic	248.8	257.3	249.6	262.7
Diluted	249.0	259.6	250.6	265.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1.2	$1.4	$9.8	$25.3

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications	12.9	(0.1)	(10.7)	94.1
Reclassifications	—	—	—	479.8
Total foreign currency translation adjustments	12.9	(0.1)	(10.7)	573.9
Pension and post-retirement plans:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.0 for the three months ended June 30, 2020 and 2019, and $0.5 and $0.0 for the six months ended June 30, 2020 and 2019, respectively	—	—	(0.5)	—
Reclassifications, net of tax expense (benefit) of $0.0 for the three and six months ended June 30, 2020 and 2019, respectively	—	—	—	(2.1)
Total pension and post-retirement plans	—	—	(0.5)	(2.1)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.0 and $2.4 for the three months ended June 30, 2020 and 2019, and $0.0 for the six months ended June 30, 2020 and 2019, respectively	(5.4)	(18.5)	(37.4)	(27.7)
Reclassifications, net of tax expense (benefit) of $0.0 for the three months ended June 30, 2020 and 2019, and $0.0 and $1.4 for the six months ended June 30, 2020 and 2019, respectively	3.7	0.3	5.3	(5.4)
Total unrealized loss arising on qualified hedging derivatives	(1.7)	(18.2)	(32.1)	(33.1)
Other comprehensive income (loss)	11.2	(18.3)	(43.3)	538.7
Comprehensive income (loss)	12.4	(16.9)	(33.5)	564.0
Comprehensive income attributable to the non-controlling interests	—	—	—	(40.2)
Comprehensive income (loss) attributable to common stockholders	$12.4	$(16.9)	$(33.5)	$523.8

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$237.3	$190.1
Accounts receivable, net of allowance for doubtful accounts of $10.4 and $8.8 at June 30, 2020 and December 31, 2019, respectively	309.8	363.9
Inventories	210.8	199.6
Prepaid expenses	22.3	18.3
Other current assets	51.0	50.3
Current assets of discontinued operations	8.2	11.2
Total current assets	839.4	833.4
Property, plant and equipment, net	254.2	264.8
Goodwill	2,133.9	2,179.6
Intangible assets, net	868.6	944.4
Other assets	115.9	95.7
Non-current assets of discontinued operations	6.7	6.5
Total assets	$4,218.7	$4,324.4
Liabilities and stockholders' equity
Accounts payable	$79.8	$96.8
Current installments of long-term debt and revolving credit facilities	7.7	7.8
Accrued expenses and other current liabilities	140.6	155.1
Current liabilities of discontinued operations	17.6	34.1
Total current liabilities	245.7	293.8
Debt	1,511.1	1,513.2
Pension and post-retirement benefits	49.3	50.8
Deferred income taxes	118.2	119.6
Other liabilities	139.3	127.7
Total liabilities	2,063.6	2,105.1
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2020: 261.0 shares issued; 2019: 258.4 shares issued)	2.6	2.6
Additional paid-in capital	4,118.7	4,114.2
Treasury stock (2020: 12.2 shares; 2019: 8.3 shares)	(114.0)	(78.9)
Accumulated deficit	(1,526.7)	(1,536.5)
Accumulated other comprehensive loss	(323.8)	(280.5)
Total stockholders' equity	2,156.8	2,220.9
Non-controlling interests	(1.7)	(1.6)
Total equity	2,155.1	2,219.3
Total liabilities and stockholders' equity	$4,218.7	$4,324.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$9.8	$25.3
Net (loss) income from discontinued operations, net of tax	(0.9)	14.1
Net income from continuing operations	10.7	11.2
Reconciliation of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	79.3	77.5
Deferred income taxes	(0.7)	(10.8)
Foreign exchange loss (gain)	37.9	(8.6)
Other, net	13.4	79.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	43.5	5.4
Inventories	(15.9)	(13.9)
Accounts payable	(13.6)	5.4
Accrued expenses	(22.2)	(93.5)
Prepaid expenses and other current assets	(7.2)	(24.9)
Other assets and liabilities	(0.5)	(22.3)
Net cash flows provided by operating activities of continuing operations	124.7	5.3
Cash flows from investing activities:
Capital expenditures	(15.0)	(11.4)
Proceeds from disposal of property, plant and equipment	1.5	—
Proceeds from Arysta Sale (net of cash $148.7 million)	—	4,281.8
Other, net	(5.7)	7.9
Net cash flows (used in) provided by investing activities of continuing operations	(19.2)	4,278.3
Cash flows from financing activities:
Debt proceeds, net of discount	—	749.1
Repayments of borrowings	(3.9)	(4,603.0)
Change in lines of credit, net	—	25.1
Repurchases of common stock	(33.1)	(445.1)
Payment of financing fees	—	(39.5)
Other, net	(1.3)	(8.8)
Net cash flows used in financing activities of continuing operations	(38.3)	(4,322.2)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(14.7)	(135.3)
Net cash flows used in investing activities of discontinued operations	—	(5.0)
Net cash flows provided by financing activities of discontinued operations	—	4.8
Net cash flows used in discontinued operations	(14.7)	(135.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.3)	6.2
Net increase (decrease) in cash, cash equivalents and restricted cash	47.2	(167.9)
Cash, cash equivalents and restricted cash at beginning of period (1)	190.1	415.5
Cash, cash equivalents and restricted cash at end of period	$237.3	$247.6
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million at December 31, 2018.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2020	—	$—	260,933,009	$2.6	$4,117.1	12,182,019	$(113.9)	$(1,527.9)	$(334.9)	$2,143.0	$(1.6)	$2,141.4
Net income	—	—	—	—	—	—	—	1.2	—	1.2	—	1.2
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	11.1	11.1	—	11.1
Exercise/ vesting of share based compensation	—	—	81,554	—	—	7,894	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under ESPP	—	—	29,877	—	0.2	—	—	—	—	0.2	—	0.2
Equity compensation expense	—	—	—	—	1.4	—	—	—	—	1.4	—	1.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2020	—	$—	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1

Three Months Ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at March 31, 2019	2,000,000	$—	257,955,093	$2.6	$4,105.1	512,956	$(5.4)	$(1,605.5)	$(240.1)	$2,256.7	$(1.5)	$2,255.2
Net income (loss)	—	—	—	—	—	—	—	1.5	—	1.5	(0.1)	1.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(18.3)	(18.3)	—	(18.3)
Exercise/ vesting of share based compensation	—	—	336,703	—	1.9	—	—	—	—	1.9	—	1.9
Issuance of common stock under ESPP	—	—	32,027	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	—	—	1,154,585	(11.4)	—	—	(11.4)	—	(11.4)
Equity compensation expense	—	—	—	—	2.1	—	—	—	—	2.1	—	2.1
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	9.8	—	9.8	—	9.8
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(43.3)	(43.3)	—	(43.3)
Exercise/ vesting of share based compensation	—	—	557,541	—	0.2	170,227	(2.0)	—	—	(1.8)	—	(1.8)
Issuance of common stock under ESPP	—	—	58,566	—	0.5	—	—	—	—	0.5	—	0.5
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,742,488	(33.1)	—	—	(33.1)	—	(33.1)
Equity compensation expense	—	—	—	—	3.8	—	—	—	—	3.8	—	3.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2020	—	$—	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1

Six Months Ended June 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	24.7	—	24.7	0.6	25.3
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	49.1	49.1	—	49.1
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,929,518	—	1.9	170,989	(1.9)	—	—	—	—	—
Conversion of shares of common stock of Platform Delaware Holdings, Inc. into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	58,425	—	0.6	—	—	—	—	0.6	—	0.6
Share repurchase	—	—	(37,000,000)	(0.4)	—	1,154,585	(11.4)	(433.3)	—	(445.1)	—	(445.1)
Equity compensation expense	—	—	—	—	9.4	—	—	—	—	9.4	—	9.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2

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
The process of preparing the Company’s unaudited Condensed Consolidated Financial Statements requires the use of estimates and judgments that affect the reported amount of assets, liabilities, net sales and expenses. These estimates and judgments are based on historical experience, future expectations and other factors as well as assumptions the Company believes to be reasonable under the circumstances. These estimates and judgments are reviewed on an ongoing basis and revised as necessary; however, the business and economic uncertainty resulting from the COVID-19 pandemic has made such estimates and judgments more difficult to determine. Actual amounts may differ materially from these estimates.
Certain other prior year amounts have been reclassified to conform to the current year’s presentation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes (Topic 740) - In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes," which removes certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective as of January 1, 2021, with early adoption permitted. The Company is evaluating the impact of the guidance on the Condensed Consolidated Financial Statements.
3. DISCONTINUED OPERATIONS
The Arysta Sale was completed on January 31, 2019. In connection with the Arysta Sale, the Company agreed to retain certain liabilities associated with legal and tax proceedings, primarily related to an Arysta subsidiary in Brazil. The Company does not expect to incur any material losses as a result of these proceedings. However, the resolutions of these matters may take several years and, to the extent not covered by insurance, may adversely impact the Company's financial position or results of operations. The Company may record an additional gain or loss in the future as it settles certain remaining tax assets and liabilities associated with the Arysta Sale.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising net (loss) income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019 (1)
Net sales	$—	$—	$—	$65.3
Cost of sales	—	—	—	(45.5)
Selling, technical, general and administrative	—	(0.8)	—	(37.4)
Research and development	—	—	—	(4.6)
(Loss) gain on Arysta Sale	—	(18.8)	—	2.5
Operating loss	—	(19.6)	—	(19.7)
Other, net	(0.8)	(0.6)	(1.5)	8.7
Loss from discontinued operations, before income taxes	(0.8)	(20.2)	(1.5)	(11.0)
Income tax (expense) benefit	(0.3)	6.9	0.6	25.1
(Loss) income from discontinued operations, net of tax	(1.1)	(13.3)	(0.9)	14.1
Net loss from discontinued operations attributable to the non-controlling interests	—	0.1	—	—
Net (loss) income from discontinued operations attributable to common stockholders	$(1.1)	$(13.2)	$(0.9)	$14.1
(1) Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.
4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Finished goods	$122.5	$118.5
Work in process	25.2	22.6
Raw materials and supplies	63.1	58.5
Total inventories	$210.8	$199.6

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	June 30, 2020	December 31, 2019
Land and leasehold improvements	$67.2	$68.6
Buildings and improvements	115.1	113.5
Machinery, equipment, fixtures and software	221.5	220.0
Construction in process	20.0	16.0
Total property, plant and equipment	423.8	418.1
Accumulated depreciation	(169.6)	(153.3)
Property, plant and equipment, net	$254.2	$264.8
For the three months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $10.5 million and $10.4 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $21.0 million and $20.7 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2019	$1,223.4	$956.2	(1)	$2,179.6
Purchase accounting adjustments (2)	(1.7)	—		(1.7)
Foreign currency translation	(12.6)	(31.4)		(44.0)
Balance at June 30, 2020	$1,209.1	$924.8		$2,133.9
(1) Includes accumulated impairment losses of $46.6 million.
(2) During the second quarter of 2020, the Company recorded a step-up of fixed assets of $1.4 million for the Kester Acquisition. The impact of this acquisition on the Company's results of operations was not material.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $68.0 million and $104 million at June 30, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, the Company determined that the useful life of one of its tradenames no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this tradename over 15 years, consistent with other similar finite-lived assets.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	June 30, 2020			December 31, 2019
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer lists	$936.4	$(378.3)	$558.1	$959.1	$(351.4)	$607.7
Developed technology	373.7	(210.3)	163.4	380.5	(194.8)	185.7
Tradenames	86.8	(7.7)	79.1	51.5	(4.9)	46.6
Non-compete agreements	—	—	—	1.6	(1.6)	—
Total	$1,396.9	$(596.3)	$800.6	$1,392.7	$(552.7)	$840.0
For the three months ended June 30, 2020 and 2019, the Company recorded amortization expense on intangible assets of $28.9 million and $28.4 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded amortization expense on intangible assets of $58.3 million and $56.8 million, respectively.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2020	December 31, 2019
USD Term Loans (1)	2026	LIBOR plus 2.00%	$730.5	$733.4
Senior Notes - USD 800 million (2)	2025	5.875%	787.7	786.7
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	—	—
Other			0.6	0.9
Total debt			1,518.8	1,521.0
Less: current installments of long-term debt and revolving credit facilities			7.7	7.8
Total long-term debt			$1,511.1	$1,513.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.3 million and $9.1 million at June 30, 2020 and December 31, 2019, respectively. Weighted average effective interest rate of 2.2% and 2.2% at June 30, 2020 and December 31, 2019, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized discount and debt issuance costs of $12.3 million and $13.3 million at June 30, 2020 and December 31, 2019, respectively. Weighted average effective interest rate of 6.2% and 6.2% at June 30, 2020 and December 31, 2019, respectively.

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
At June 30, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at June 30, 2020 or December 31, 2019. The Company had letters of credit outstanding of $5.8 million and $5.7 million at June 30, 2020 and December 31, 2019, respectively, of which $5.4 million and $5.3 million at June 30, 2020 and December 31, 2019, respectively, reduced the borrowings available under the various facilities. At June 30, 2020 and December 31, 2019, the availability under these facilities totaled approximately $349 million and $351 million, respectively, net of outstanding letters of credit.
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
At June 30, 2020, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2020 and December 31, 2019 was approximately $187 million and $74.2 million, respectively, with settlement dates generally within one year.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $39.3 million and $28.6 million at June 30, 2020 and December 31, 2019, respectively. Substantially all contracts outstanding at June 30, 2020 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."
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
For the three and six months ended June 30, 2020, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $17.5 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2020	December 31, 2019
Asset Category
Foreign exchange and metals contracts not designated as hedging instruments	Other current assets	Level 2	$1.4	$1.2
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	18.5	18.4
Cross currency swaps designated as net investment hedge	Other assets	Level 2	29.3	—
Available for sale equity securities	Other assets	Level 1	—	0.3
Total			$49.2	$19.9

Liability Category
Foreign exchange and metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$2.3	$0.9
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	17.5	6.9
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	41.2	19.7
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	—	0.3
Total			$61.0	$27.8
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
There were no significant transfers between the fair value hierarchy levels for the three and six months ended June 30, 2020.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.51 billion, respectively, at June 30, 2020. At December 31, 2019, the carrying value and estimated fair value totaled $1.52 billion and $1.58 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
9. STOCKHOLDERS’ EQUITY
Preferred Stock
The Company is authorized to issue 5 million shares of preferred stock. The Board had designated 2 million of those shares as "Series A Preferred Stock." At December 31, 2019, a total of 2 million shares of Series A Preferred Stock were issued and outstanding. All outstanding shares of Series A Preferred Stock were converted into shares of common stock of the Company during the first quarter of 2020.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Repurchases of Common Stock
During the six months ended June 30, 2020, the Company repurchased approximately 3.7 million shares of its common stock for approximately $33.1 million, at an average price of approximately $8.82 per share. The repurchases were allocated to treasury shares and were funded from cash on hand. There were no share repurchases during the three months ended June 30, 2020.
The remaining authorization under the share repurchase program was approximately $210 million at June 30, 2020.
10. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income from continuing operations	$2.3	$14.7	$10.7	$11.2
Net income attributable to the non-controlling interests	—	—	—	(0.6)
Net income from continuing operations attributable to common stockholders	$2.3	$14.7	$10.7	$10.6

Basic weighted average common shares outstanding	248.8	257.3	249.6	262.7
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	2.0	0.6	2.0
Number of stock options and RSUs	0.2	0.3	0.4	0.6
Denominator adjustments for diluted EPS	0.2	2.3	1.0	2.6
Diluted weighted average common shares outstanding	249.0	259.6	250.6	265.3

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.01	$0.06	$0.04	$0.04
Diluted	$0.01	$0.06	$0.04	$0.04
For the three and six months ended June 30, 2020 and 2019, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets and/or market conditions were not yet achieved for RSUs contingent upon performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2020	2019	2020	2019
Shares issuable for the contingent consideration	—	5.0	—	5.1
Shares issuable upon vesting of RSUs and exercise of stock options	4.1	0.6	4.2	0.5
Total	4.1	5.6	4.2	5.6

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.2 million and $12.0 million at June 30, 2020 and December 31, 2019, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
For the three months ended June 30, 2020, the Company recognized income tax expense of $5.8 million, as compared to an income tax benefit of $6.8 million in the prior year. The tax expense for the three months ended June 30, 2020 includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on tax attribute carryforwards, partially offset by the recognition of a benefit associated with the expiration of a statute of limitations. The tax benefit for the three months ended June 30, 2019 included the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on tax attribute carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction.
For the six months ended June 30, 2020, the Company recognized income tax expense of $9.9 million, as compared to an income tax benefit of $17.2 million in the prior year. The tax expense for the six months ended June 30, 2020 includes the negative impact of U.S. global intangible low-taxed income provisions and tax on unremitted earnings related to non-U.S.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

jurisdictions partially offset by a benefit for the release of a valuation allowance on tax attribute carryforwards and the recognition of a benefit associated with the expiration of a statute of limitations. The tax benefit for the six months ended June 30, 2019 included the negative impact of U.S. global intangible low-taxed income provisions, an accrual of a valuation allowance on tax attribute carryforwards and a benefit from the release of a valuation allowance in a non-U.S. jurisdiction.
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net sales:
Electronics
Assembly Solutions	$112.2	$137.4	$238.2	$270.4
Circuitry Solutions	92.8	92.2	185.7	183.0
Semiconductor Solutions	48.2	38.3	98.2	80.4
Total Electronics	253.2	267.9	522.1	533.8
Industrial & Specialty
Industrial Solutions	83.6	132.5	209.5	270.5
Graphics Solutions	34.6	37.3	73.2	73.0
Energy Solutions	15.6	19.0	34.8	39.2
Total Industrial & Specialty	133.8	188.8	317.5	382.7
Total net sales	$387.0	$456.7	$839.6	$916.5

Adjusted EBITDA:
Electronics	$58.0	$60.4	$124.5	$116.8
Industrial & Specialty	26.8	40.1	70.4	82.3
Total Adjusted EBITDA	$84.8	$100.5	$194.9	$199.1

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Net income attributable to common stockholders	$1.2	$1.5	$9.8	$24.7
Add (subtract):
Net (loss) income attributable to the non-controlling interests	—	(0.1)	—	0.6
Loss (income) from discontinued operations, net of tax	1.1	13.3	0.9	(14.1)
Income tax expense (benefit)	5.8	(6.8)	9.9	(17.2)
Interest expense, net	16.9	18.2	33.6	56.3
Depreciation expense	10.5	10.4	21.0	20.7
Amortization expense	28.9	28.4	58.3	56.8
EBITDA	64.4	64.9	133.5	127.8
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	—	—	1.4	—
Restructuring expense	3.3	3.2	4.3	5.8
Acquisition and integration costs	1.3	0.3	7.9	1.7
Foreign exchange loss on foreign denominated external and internal long-term debt	11.8	28.7	40.9	0.4
Debt refinancing costs	—	0.3	—	61.0
Change in fair value of contingent consideration	—	0.5	—	2.9
Other, net	4.0	2.6	6.9	(0.5)
Adjusted EBITDA	$84.8	$100.5	$194.9	$199.1

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

Recent Developments
COVID-19 Update
In December 2019, a novel strain of coronavirus was reported in Wuhan, China which has since spread throughout the world. In an effort to contain COVID-19 or slow its spread, governments in multiple countries have enacted various measures in response to the pandemic. These actions and the global health crisis caused by COVID-19 have negatively impacted, and continue to negatively impact, business activity across the globe. We also took certain proactive actions, including travel restrictions and heightened sanitary and social distancing policies at our locations around the world, to protect the health and safety of our employees. These actions resulted in a decrease of discretionary expenses, including travel and entertainment expenses, as health and safety protocols were adopted worldwide. In addition, we implemented certain actions to lower our cost structure, including temporary employee salary reductions and furloughs, and other actions intended to mitigate the economic impact of COVID-19 and preserve capital and liquidity.
Due to the impact of the pandemic and related actions, we experienced weaker demand during the second quarter of 2020 as compared to the same period in 2019 and we anticipate that decline in demand as compared to the prior year to continue in the near-term in many of our key end-markets, especially in our Assembly Solutions and Industrial Solutions businesses. The ultimate extent of the impact of COVID-19 on our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the pandemic, new information concerning its transmission and severity, evolving macroeconomic factors, actions taken or that might be taken to contain or reduce its repercussions and the general impact of the outbreak on our customers, employees, suppliers, vendors, stakeholders and operations, as well as the demand for our products and services. A prolonged decline in the value of our stock price could result in an impairment of goodwill or intangible assets.
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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report and not to rely on any single financial measure to evaluate our business.
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

Results of Operations
Three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	Organic	2020	2019	Reported	Constant Currency	Organic
Net sales	$387.0	$456.7	(15)%	(13)%	(15)%	$839.6	$916.5	(8)%	(6)%	(9)%
Cost of sales	224.5	263.7	(15)%	(13)%		479.8	525.2	(9)%	(7)%
Gross profit	162.5	193.0	(16)%	(14)%		359.8	391.3	(8)%	(6)%
Gross margin	42.0%	42.3%	(30) bps	(40) bps		42.9%	42.7%	20 bps	10 bps
Operating expenses	123.0	137.5	(11)%	(9)%		265.7	290.7	(9)%	(7)%
Operating profit	39.5	55.5	(29)%	(27)%		94.1	100.6	(7)%	(4)%
Operating margin	10.2%	12.2%	(200)bps	(190)bps		11.2%	11.0%	20bps	30bps
Other expense, net	(31.4)	(47.6)	(34)%			(73.5)	(106.6)	(31)%
Income tax (expense) benefit	(5.8)	6.8	(nm)			(9.9)	17.2	(nm)
Net income from continuing operations	2.3	14.7	(84)%			10.7	11.2	(4)%
(Loss) income from discontinued operations, net of tax	(1.1)	(13.3)	(92)%			(0.9)	14.1	(nm)
Net income	$1.2	$1.4	(14)%			$9.8	$25.3	(61)%

Adjusted EBITDA	$84.8	$100.5	(16)%	(13)%		$194.9	$199.1	(2)%	1%
Adjusted EBITDA margin	21.9%	22.0%	(10)bps	10bps		23.2%	21.7%	150bps	170bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2020 decreased by 15% on a reported basis, 13% on a constant currency basis and 15% on an organic basis. Electronics' and our consolidated results were positively impacted by $12.8 million of acquisitions and negatively impacted by $6.0 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$112.2	$137.4	(18)%	2%	(16)%	4%	(7)%	(19)%
Circuitry Solutions	92.8	92.2	1%	2%	3%	—%	—%	3%
Semiconductor Solutions	48.2	38.3	26%	0%	26%	—%	(7)%	19%
Total	$253.2	$267.9	(5)%	2%	(4)%	2%	(5)%	(6)%

Industrial & Specialty:
Industrial Solutions	$83.6	$132.5	(37)%	2%	(35)%	—%	—%	(35)%
Graphics Solutions	34.6	37.3	(8)%	3%	(4)%	—%	—%	(4)%
Energy Solutions	15.6	19.0	(18)%	5%	(13)%	—%	—%	(13)%
Total	$133.8	$188.8	(29)%	3%	(26)%	—%	—%	(26)%

Total	$387.0	$456.7	(15)%	2%	(13)%	1%	(3)%	(15)%
Electronics' net sales in the second quarter of 2020 declined by 5% on a reported basis and 6% on an organic basis.
•Assembly Solutions: net sales declined by 18% on a reported basis and 19% on an organic basis. The decrease was primarily due to COVID-19-related production weakness in key end-markets, particularly automotive in Europe and the Americas. In Asia, modest growth in China and Taiwan was offset primarily by the impact of COVID-19-related partial closure of our India manufacturing facility. We expect continued pressure on net sales from end-market weakness associated with COVID-19 for the remainder of 2020.
•Circuitry Solutions: net sales increased by 1% on a reported basis and 3% on an organic basis. The increase was primarily due to growth in Asia, primarily mobile and wireless infrastructure-related demand in China and Japan, higher selling prices of precious metals and strong demand from memory disk customers.
•Semiconductor Solutions: net sales increased by 26% on a reported basis and 19% on an organic basis. The increase was primarily due to strong demand in the overall semiconductor market, particularly for metallization chemistries and advanced packaging products. Continued strength in products used for 5G telecom infrastructure and data center markets also contributed to growth in the second quarter. We expect the net sales growth rate to moderate to a more normalized level in the second half of 2020.
Industrial & Specialty's net sales in the second quarter of 2020 declined by 29% on a reported basis and 26% on an organic basis.
•Industrial Solutions: net sales declined by 37% on a reported basis and 35% on an organic basis. The decrease was primarily due to COVID-19-related production shutdowns in automotive markets and demand weakness in construction and other manufacturing markets. We expect continued pressure on net sales from end-market weakness associated with COVID-19 for the remainder of 2020.
•Graphics Solutions: net sales declined by 8% on a reported basis and 4% on an organic basis. The decrease was primarily due to lower volumes of ancillary products such as screen printing and newspaper in the second quarter of 2020 as customer demand was shifted into the first quarter of 2020, as well as delayed marketing initiatives by consumer-packaged goods.

•Energy Solutions: net sales declined by 18% on a reported basis and 13% on an organic basis. The decrease was primarily due to demand weakness in the Americas and Europe as customers reduced their inventories to preserve cash due to volatility in the price of oil.
Year to date, net sales decreased by 8% on a reported basis, 6% on a constant currency basis and 9% on an organic basis. Electronics' and our consolidated results were positively impacted by $27.2 million of acquisitions and negatively impacted by $8.1 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$238.2	$270.4	(12)%	2%	(10)%	3%	(8)%	(15)%
Circuitry Solutions	185.7	183.0	1%	2%	3%	—%	—%	3%
Semiconductor Solutions	98.2	80.4	22%	0%	23%	—%	(6)%	16%
Total	$522.1	$533.8	(2)%	2%	(1)%	2%	(5)%	(4)%

Industrial & Specialty:
Industrial Solutions	$209.5	$270.5	(23)%	2%	(20)%	—%	—%	(20)%
Graphics Solutions	73.2	73.0	0%	3%	3%	—%	—%	3%
Energy Solutions	34.8	39.2	(11)%	4%	(7)%	—%	—%	(7)%
Total	$317.5	$382.7	(17)%	2%	(15)%	—%	—%	(15)%

Total	$839.6	$916.5	(8)%	2%	(6)%	1%	(3)%	(9)%
Year to date, Electronics' net sales declined by 2% on a reported basis and 4% on an organic basis.
•Assembly Solutions: net sales declined by 12% on a reported basis and 15% on an organic basis. The decrease was primarily due to weak demand related to COVID-19 production slowdowns in all regions we serve, which impacted key end-markets such as automotive and consumer electronics, and the partial closure of our India manufacturing facility.
•Circuitry Solutions: net sales increased by 1% on a reported basis and 3% on an organic basis. The increase was primarily due to strong demand from memory disk customers and continued strength in 5G-related products. The first quarter of 2020 was impacted by COVID-19-related demand weakness in China.
•Semiconductor Solutions: net sales increased by 22% on a reported basis and 16% on an organic basis. The increase was primarily due to growth in advanced packaging and increased demand for advanced assembly products, driven by 5G telecom infrastructure and data center markets.
Year to date, Industrial & Specialty's net sales declined by 17% on a reported basis and 15% on an organic basis.
•Industrial Solutions: net sales declined by 23% on a reported basis and 20% on an organic basis. The decrease was primarily due to automotive production slowdowns due to COVID-19 in key regions, primarily Europe and Americas, and demand weakness in construction and general industrial manufacturing markets.
•Graphics Solutions: net sales remained flat on a reported basis and increased 3% on an organic basis. The increase was primarily due to higher demand for consumer-packaged goods, particularly in Europe and the Americas, due to the impact of COVID-19.
•Energy Solutions: net sales declined by 11% on a reported basis and 7% on an organic basis. The decrease was primarily due to demand weakness in the Americas and Europe as customers reduced their inventories to preserve cash due to volatility in the price of oil and the impact of the loss of certain business in the first quarter of 2019, which had a negative impact of approximately 3% on organic net sales growth.

Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Gross profit
Electronics	$101.9	$108.1	(6)%	(4)%	$214.3	$217.7	(2)%	0%
Industrial & Specialty	60.6	84.9	(29)%	(26)%	145.5	173.6	(16)%	(14)%
Total	$162.5	$193.0	(16)%	(14)%	$359.8	$391.3	(8)%	(6)%

Gross margin
Electronics	40.3%	40.4%	(10) bps	(30) bps	41.1%	40.8%	30 bps	20 bps
Industrial & Specialty	45.3%	44.9%	40 bps	20 bps	45.8%	45.4%	40 bps	30 bps
Total	42.0%	42.3%	(30) bps	(40) bps	42.9%	42.7%	20 bps	10 bps
Electronics' gross profit in the second quarter of 2020 decreased by 6% on a reported basis and 4% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes in key markets, such as automotive. The decrease in gross margin was primarily due to unfavorable product mix in Circuitry Solutions and the impact of our fixed manufacturing costs on lower net sales in our Assembly Solutions business.

Industrial & Specialty's gross profit in the second quarter of 2020 decreased by 29% on a reported basis and 26% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes in Industrial Solutions due to weak automotive markets related to COVID-19. The increase in gross margin was primarily due to favorable product mix and lower raw material prices.

Year to date, Electronics' gross profit decreased by 2% on a reported basis and remained flat on a constant currency basis. The change in gross profit for the period was relatively flat as growth in telecom and data storage markets was offset by lower demand in automotive and mobile phone markets. The increase in gross margin benefited from favorable product mix, primarily due to the strength in 5G-related products.

Year to date, Industrial & Specialty's gross profit decreased by 16% on a reported basis and 14% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales in Industrial Solutions. The increase in gross margin was primarily due to favorable product mix and lower raw material prices.
Operating Expenses

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Selling, technical, general and administrative	$113.4	$126.4	(10)%	(8)%	$238.6	$268.8	(11)%	(10)%
Research and development	9.6	11.1	(14)%	(14)%	27.1	21.9	24%	25%
Total	$123.0	$137.5	(11)%	(9)%	$265.7	$290.7	(9)%	(7)%

Operating expenses as % of Net sales
Selling, technical, general and administrative	29.3%	27.7%	160 bps	150 bps	28.4%	29.3%	(90) bps	(100) bps
Research and development	2.5%	2.4%	10 bps	0 bps	3.2%	2.4%	80 bps	80 bps
Total	31.8%	30.1%	170 bps	150 bps	31.6%	31.7%	(10) bps	(20) bps
Operating expenses in the second quarter of 2020 decreased 11% on a reported basis and 9% on a constant currency basis. The decrease was driven primarily by cost containment initiatives across the business to mitigate the impact of COVID-19-related slowdowns, including lower travel expenses, which decreased $6.5 million on a constant currency basis, and lower personnel expenses, including the impact of temporary employee salary reductions and furloughs.

Year to date, operating expenses decreased 9% on a reported basis and 7% on a constant currency basis. The decrease was driven primarily by cost containment initiatives across the business to mitigate the impact of COVID-19-related slowdowns, including lower travel expenses, which decreased $9.3 million on a constant currency basis, and lower personnel expenses, including the impact of temporary employee salary reductions and furloughs. This was partially offset by an increase in research and development related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business for $6.3 million. See Note 6, Goodwill and Intangible Assets, for additional information. Operating expenses during the six months ended June 30, 2019 included certain nonrecurring expenses related to the closing of the Arysta Sale that did not qualify for discontinued operations, including a share-based compensation expense of $4.0 million associated with the retirement of our former CEO and $2.0 million of expense associated with the payment of a long-term contingent consideration liability, partially offset by lower corporate expenses as we realized the benefits relating to the reorganization of our corporate structure.
Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Other expense
Interest expense, net	$(16.9)	$(18.2)	$(33.6)	$(56.3)
Foreign exchange loss	(12.8)	(28.3)	(38.6)	(1.2)
Other expense, net	(1.7)	(1.1)	(1.3)	(49.1)
Total	$(31.4)	$(47.6)	$(73.5)	$(106.6)
Interest Expense, Net
For the six months ended June 30, 2020, net interest expense decreased $22.7 million primarily due to the pay down of our then existing credit facilities on January 31, 2019 in connection with the Arysta Sale.
Foreign Exchange Loss
For the three and six months ended June 30, 2020, foreign exchange loss fluctuations of $15.5 million and $37.4 million, respectively, were primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.

Other Expense, Net
For the six months ended June 30, 2019, other expense, net of $49.1 million included $61.0 million of debt refinancing costs related to the pay down of our then existing credit facilities in connection with the Arysta Sale, partially offset by a $11.7 million gain on derivative contracts associated with the refinancing of our non-U.S. dollar-denominated third-party debt.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. See Note 12, Income Taxes, for further information.
On July 20, 2020, the U.S. Treasury Department released regulations relating to the treatment of income that is subject to a high rate of foreign tax under the global intangible low-taxed income (“GILTI”) and subpart F income regimes. The Company is evaluating the impact of the new regulations on our Condensed Consolidated Financial Statements and a potential tax benefit from the application of these new regulations.
(Loss) Income from Discontinued Operations, Net of Tax
Net loss from discontinued operations was $13.3 million for the three months ended June 30, 2019, which primarily represented the settlement of certain post-closing adjustments. See Note 3, Discontinued Operations, for further information regarding the Arysta discontinued operations.

Other Comprehensive Income (Loss)
Other comprehensive income for the three months ended June 30, 2020 totaled $11.2 million, as compared to a loss of $18.3 million in the prior year. The change was driven primarily by foreign currency translation gains associated with the Chinese yuan and Taiwan dollar, partially offset by foreign currency translation losses associated with the British pound and Brazilian real.
Other comprehensive loss for the six months ended June 30, 2020 totaled $43.3 million, as compared to income of $539 million in the prior year. The change was driven primarily by realized foreign currency translation losses resulting from the Arysta Sale of $480 million in 2019, as well as foreign currency translation gains associated with the British pound and euro, partially offset by foreign currency translation losses associated with the Brazilian real and Chinese yuan.
Segment Adjusted EBITDA Performance

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$58.0	$60.4	(4)%	(1)%	$124.5	$116.8	7%	9%
Industrial & Specialty	26.8	40.1	(33)%	(30)%	70.4	82.3	(15)%	(12)%
Total	$84.8	$100.5	(16)%	(13)%	$194.9	$199.1	(2)%	1%

Adjusted EBITDA margin:
Electronics	22.9%	22.5%	40 bps	60 bps	23.9%	21.9%	200 bps	210 bps
Industrial & Specialty	20.0%	21.2%	(120) bps	(100) bps	22.2%	21.5%	70 bps	80 bps
Total	21.9%	22.0%	(10) bps	10 bps	23.2%	21.7%	150 bps	170 bps
For the three months ended June 30, 2020, Electronics' Adjusted EBITDA decreased 4% on a reported basis and 1% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit, partially offset by lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 33% on a reported basis and 30% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit.

For the six months ended June 30, 2020, Electronics' Adjusted EBITDA increased 7% on a reported basis and 9% on a constant currency basis. The constant currency increase was driven primarily by higher gross profit as well as lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 15% on a reported basis and 12% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit.

On a consolidated basis for the three and six months ended June 30, 2020, the relatively stable gross margins and the decrease in overall operating expenses, at a rate higher than the decline in net sales, led to Adjusted EBITDA margin expansion compared to the prior period.
Liquidity and Capital Resources
Our primary source of liquidity during the six months ended June 30, 2020 was available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, debt service obligations, capital expenditures, working capital, and to fund $33.1 million of repurchases of our common stock. There were no share repurchases during the three months ended June 30, 2020. Our first significant debt principal payment totaling $800 million is due in 2025 and relates to our 5.875% USD Notes.

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
During the six months ended June 30, 2020, approximately 73% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $237 million of cash and cash equivalents at June 30, 2020, $170 million was held by our foreign subsidiaries. During the six months ended June 30, 2020, domestic cash was primarily used to fund repurchases of our common stock.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Cash provided by operating activities	$124.7	$5.3
Cash (used in) provided by investing activities	$(19.2)	$4,278.3
Cash used in financing activities	$(38.3)	$(4,322.2)
Operating Activities
The increase in net cash flows provided by operating activities of $119 million was driven primarily by lower interest payments of $61.3 million, lower accounts receivable due to lower sales and the payment of contingent consideration liability of $30.9 million during 2019. These benefits were partially offset by an increase in inventory which was due to precautionary build of safety inventory due to the impact of the COVID-19 pandemic on our suppliers and facilities and lower sales.
Investing Activities
The decrease in net cash flows provided by investing activities was primarily driven by the Arysta Sale in 2019, which generated $4.28 billion.

Financing Activities
During the six months ended June 30, 2020, we used cash on-hand to fund repurchases of our common stock for an aggregate purchase price of $33.1 million. During the six months ended June 30, 2019, cash flows used in financing activities were primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the Credit Agreement. These cash inflows were also used to fund the repurchases of our common stock for an aggregate purchase price of $445 million, fund the repurchase and extinguishment fees related to our debt pay down of $30.1 million and fund the deferred financing fees associated with the Credit Agreement of $9.4 million. Cash inflows from borrowings under our revolving credit facility were $25.1 million in 2019.
Financial Borrowings
Credit Facilities & Senior Notes
At June 30, 2020, we had $1.52 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$788 million of 5.875% USD Notes due 2025; and
•$731 million of term debt arrangements outstanding under our term loans.
Availability under the revolving credit facility of the Credit Agreement and various lines of credit and overdraft facilities totaled $349 million at June 30, 2020, net of outstanding letters of credit.
Covenants
At June 30, 2020, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the 5.875% USD Notes Indenture.
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
The outbreak of COVID-19 has evolved into a global pandemic that negatively impacts the global economy, disrupts global supply chains and creates significant volatility in commercial and financial markets. The extent to which the coronavirus pandemic will continue to impact our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the pandemic; new information concerning its transmission and severity; actions taken or that might be taken by governments, businesses or individuals to contain or reduce its repercussions and mitigate its economic implications; evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures; decreased consumer spending levels; reduction or changes in customer demand for our products and services; our ability to manufacture, sell and provide our products and services, including as a result of travel restrictions, closed borders, operating restrictions imposed on our facilities or reduced ability of our employees to continue to work efficiently; increased operating costs (whether as a results of changes to our supply chain or increases in employee costs or otherwise); collectability of customer accounts; additional and prolonged devaluation of other countries' currencies relative to the dollar; and the general impact of the pandemic on our customers, employees, suppliers, vendors and other stakeholders. Additionally, customers might defer decision making, delay orders or seek to renegotiate or terminate existing agreements. Further, our management is focused on mitigating the impact of the pandemic, which has required and will continue to require a substantial investment of time and resources across our Company and could delay other value-added initiatives. These factors could materially adversely affect our future business and our future results of operations, financial condition, expected cash flows and/or stock price, and the actual results that we will experience may differ materially from our estimates. In addition, a prolonged decline in the value of our stock price could result in an impairment of goodwill or intangible assets, which at June 30, 2020 had a carrying value of $2.13 billion and $869 million, respectively.
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
10.1
Letter Agreement and Release by and between the Company and Scot R. Benson, dated June 15, 2020 (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on June 19, 2020, and incorporated herein by reference)

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
* Filed herewith.
**  Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this August 4, 2020.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)