Form 10-Q
period 2020-09-30
Element Solutions Inc
filed 2020-10-28
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 21, 2020: 247,213,182

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., a former subsidiary which operated the Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL Corporation Ltd., a wholly-owned subsidiary of UPL Limited, on January 31, 2019 for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Board	Element Solutions' board of directors.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended on November 26, 2019, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent and collateral agent.
DMP Acquisition	Acquisition of 100% of the issued and outstanding shares of Industrial Water Treatment Solutions Corporation, a provider of turnkey wastewater treatment and recycle and reuse solutions across multiple manufacturing industries, on July 1, 2020 from IWTS, LLC.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	U.S. Generally Accepted Accounting Principles.
Kester Acquisition	Acquisition of 100% of the outstanding equity interests and certain assets of the Kester business on December 2, 2019, a global supplier of advanced technology assembly materials used in electronics assembly and semiconductor application, for $63.6 million net of cash, working capital and other closing adjustments, from Illinois Tool Works Inc.
MacDermid	MacDermid, Incorporated, a Connecticut corporation.
NYSE	New York Stock Exchange.
OEM	Original Equipment Manufacturer.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2020.
RSUs	Restricted stock units issued by Element Solutions from time to time under its amended and restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, which were converted into shares of Element Solutions' common stock on February 25, 2020, on a one-for-one basis, upon request of Mariposa Acquisition, LLC and Berggruen Holdings Ltd. and affiliates.
2019 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 28, 2020.
3.875% USD Notes Indenture	The indenture, dated August 18, 2020, governing the 3.875% USD Notes due 2028.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
5.875% USD Notes Indenture	The indenture, dated November 24, 2017, governing the 5.875% USD Notes due 2025.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017 and fully redeemed on September 4, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the impact of the coronavirus (COVID-19) pandemic on the global economy, our business, net sales, customers, suppliers, vendors, stock price, and governmental responses to the pandemic; our business and management strategies; share repurchases; cost containment and cost savings; the impact of new accounting standards and accounting changes; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; goodwill and other intangible assets; impairments; price volatility and cost environment; liquidity, cash flows and capital resources; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$477.5	$464.7	$1,317.1	$1,381.2
Cost of sales	274.0	259.0	753.8	784.2
Gross profit	203.5	205.7	563.3	597.0
Operating expenses:
Selling, technical, general and administrative	134.8	128.8	373.4	397.6
Research and development	10.1	10.0	37.2	31.9
Total operating expenses	144.9	138.8	410.6	429.5
Operating profit	58.6	66.9	152.7	167.5
Other (expense) income:
Interest expense, net	(17.1)	(17.4)	(50.7)	(73.7)
Foreign exchange loss	(3.5)	(1.2)	(42.1)	(2.4)
Other (expense) income, net	(49.1)	2.9	(50.4)	(46.2)
Total other expense	(69.7)	(15.7)	(143.2)	(122.3)
(Loss) income before income taxes and non-controlling interests	(11.1)	51.2	9.5	45.2
Income tax benefit (expense)	47.3	(57.2)	37.4	(40.0)
Net income (loss) from continuing operations	36.2	(6.0)	46.9	5.2
(Loss) income from discontinued operations, net of tax	(0.2)	(0.9)	(1.1)	13.2
Net income (loss)	36.0	(6.9)	45.8	18.4
Net income attributable to non-controlling interests	—	—	—	(0.6)
Net income (loss) attributable to common stockholders	$36.0	$(6.9)	$45.8	$17.8

Earnings (loss) per share
Basic from continuing operations	$0.15	$(0.02)	$0.19	$0.02
Basic from discontinued operations	—	(0.01)	—	0.05
Basic attributable to common stockholders	$0.15	$(0.03)	$0.19	$0.07

Diluted from continuing operations	$0.15	$(0.02)	$0.19	$0.02
Diluted from discontinued operations	—	(0.01)	—	0.05
Diluted attributable to common stockholders	$0.15	$(0.03)	$0.19	$0.07

Weighted average common shares outstanding
Basic	248.9	254.4	249.4	259.9
Diluted	249.1	254.4	250.1	262.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$36.0	$(6.9)	$45.8	$18.4

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications	50.6	(47.8)	39.9	46.3
Reclassifications	—	—	—	479.8
Total foreign currency translation adjustments	50.6	(47.8)	39.9	526.1
Pension and post-retirement plans:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $0.0 for the three months ended September 30, 2020 and 2019, and $0.5 and $0.0 for the nine months ended September 30, 2020 and 2019, respectively	—	—	(0.5)	—
Reclassifications, net of tax expense (benefit) of $0.0 for the three and nine months ended September 30, 2020 and 2019, respectively	—	—	—	(2.1)
Total pension and post-retirement plans	—	—	(0.5)	(2.1)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense of $0.6 and $0.0 for the three months ended September 30, 2020 and 2019, respectively and $0.6 and $0.0 expense for the nine months ended September 30, 2020 and 2019, respectively	(2.1)	(7.9)	(39.5)	(35.6)
Reclassifications, net of tax expense (benefit) of $0.0 for the three months ended September 30, 2020 and 2019, and $0.0 and $1.4 for the nine months ended September 30, 2020 and 2019, respectively	4.3	0.6	9.6	(4.8)
Total unrealized loss arising on qualified hedging derivatives	2.2	(7.3)	(29.9)	(40.4)
Other comprehensive income (loss)	52.8	(55.1)	9.5	483.6
Comprehensive income (loss)	88.8	(62.0)	55.3	502.0
Comprehensive income attributable to the non-controlling interests	—	—	—	(40.8)
Comprehensive income (loss) attributable to common stockholders	$88.8	$(62.0)	$55.3	$461.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$248.4	$190.1
Accounts receivable, net of allowance for doubtful accounts of $11.1 and $8.8 at September 30, 2020 and December 31, 2019, respectively	366.0	363.9
Inventories	211.9	199.6
Prepaid expenses	24.4	18.3
Other current assets	87.6	50.3
Current assets of discontinued operations	8.3	11.2
Total current assets	946.6	833.4
Property, plant and equipment, net	234.6	264.8
Goodwill	2,189.6	2,179.6
Intangible assets, net	860.1	944.4
Other assets	88.9	95.7
Non-current assets of discontinued operations	7.0	6.5
Total assets	$4,326.8	$4,324.4
Liabilities and stockholders' equity
Accounts payable	$103.8	$96.8
Current installments of long-term debt and revolving credit facilities	7.7	7.8
Accrued expenses and other current liabilities	172.8	155.1
Current liabilities of discontinued operations	18.1	34.1
Total current liabilities	302.4	293.8
Debt	1,509.7	1,513.2
Pension and post-retirement benefits	49.2	50.8
Deferred income taxes	77.1	119.6
Other liabilities	145.4	127.7
Total liabilities	2,083.8	2,105.1
Commitments and contingencies (Note 11)
Stockholders' Equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2020: 261.2 shares issued; 2019: 258.4 shares issued)	2.6	2.6
Additional paid-in capital	4,120.8	4,114.2
Treasury stock (2020: 12.5 shares; 2019: 8.3 shares)	(117.1)	(78.9)
Accumulated deficit	(1,490.7)	(1,536.5)
Accumulated other comprehensive loss	(271.0)	(280.5)
Total stockholders' equity	2,244.6	2,220.9
Non-controlling interests	(1.6)	(1.6)
Total equity	2,243.0	2,219.3
Total liabilities and stockholders' equity	$4,326.8	$4,324.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$45.8	$18.4
Net (loss) income from discontinued operations, net of tax	(1.1)	13.2
Net income from continuing operations	46.9	5.2
Reconciliation of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	120.5	115.8
Deferred income taxes	(41.2)	(0.1)
Foreign exchange loss (gain)	40.4	(17.8)
Other, net	61.8	84.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3.6)	2.7
Inventories	(8.9)	(15.2)
Accounts payable	8.2	3.9
Accrued expenses	(3.0)	(66.0)
Prepaid expenses and other current assets	(25.3)	(7.5)
Other assets and liabilities	(1.5)	(13.2)
Net cash flows provided by operating activities of continuing operations	194.3	92.1
Cash flows from investing activities:
Capital expenditures	(21.7)	(18.2)
Proceeds from disposal of property, plant and equipment	1.7	—
Acquisition of business, net of cash acquired	(9.0)	—
Proceeds from Arysta Sale (net of cash $148.7 million)	—	4,281.8
Other, net	(2.4)	6.7
Net cash flows (used in) provided by investing activities of continuing operations	(31.4)	4,270.3
Cash flows from financing activities:
Debt proceeds, net of discount	800.0	749.1
Repayments of borrowings	(805.9)	(4,605.0)
Change in lines of credit, net	—	(24.9)
Repurchases of common stock	(35.7)	(496.1)
Payment of financing fees	(44.7)	(39.5)
Other, net	(1.5)	(8.6)
Net cash flows used in financing activities of continuing operations	(87.8)	(4,425.0)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(14.7)	(154.1)
Net cash flows used in investing activities of discontinued operations	—	(5.0)
Net cash flows provided by financing activities of discontinued operations	—	4.8
Net cash flows used in discontinued operations	(14.7)	(154.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.1)	1.7
Net increase (decrease) in cash, cash equivalents and restricted cash	58.3	(215.2)
Cash, cash equivalents and restricted cash at beginning of period (1)	190.1	415.5
Cash, cash equivalents and restricted cash at end of period	$248.4	$200.3
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million at December 31, 2018.

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2020	—	$—	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1
Net income	—	—	—	—	—	—	—	36.0		36.0	—	36.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	52.8	52.8	—	52.8
Exercise/ vesting of share based compensation	—	—	110,009	—	—	43,290	(0.5)	—	—	(0.5)	—	(0.5)
Issuance of common stock under ESPP	—	—	29,565	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	—	—	237,629	(2.6)	—	—	(2.6)	—	(2.6)
Equity compensation expense	—	—	—	—	1.8	—	—	—	—	1.8	—	1.8
Balance at September 30, 2020	—	$—	261,184,014	$2.6	$4,120.8	12,470,832	$(117.1)	$(1,490.7)	$(271.0)	$2,244.6	$(1.6)	$2,243.0

Three Months Ended September 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at June 30, 2019	2,000,000	$—	258,323,823	$2.6	$4,109.4	1,667,541	$(16.8)	$(1,604.0)	$(258.4)	$2,232.8	$(1.6)	$2,231.2
Net loss	—	—	—	—	—	—	—	(6.9)	—	(6.9)	—	(6.9)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(55.1)	(55.1)	—	(55.1)
Exercise/ vesting of share based compensation	—	—	38,953	—	—	—	—	—	—	—	—	—
Issuance of common stock under ESPP	—	—	32,078	—	0.2	—	—	—	—	0.2	—	0.2
Repurchases of common stock	—	—	—	—	—	5,628,000	(51.1)	—	—	(51.1)	—	(51.1)
Equity compensation expense	—	—	—	—	2.2	—	—	—	—	2.2	—	2.2
Balance at September 30, 2019	2,000,000	$—	258,394,854	$2.6	$4,111.8	7,295,541	$(67.9)	$(1,610.9)	$(313.5)	$2,122.1	$(1.6)	$2,120.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	45.8	—	45.8	—	45.8
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	9.5	9.5	—	9.5
Exercise/ vesting of share based compensation	—	—	667,550	—	0.2	213,517	(2.5)	—	—	(2.3)	—	(2.3)
Issuance of common stock under ESPP	—	—	88,131	—	0.8	—	—	—	—	0.8	—	0.8
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,980,117	(35.7)	—	—	(35.7)	—	(35.7)
Equity compensation expense	—	—	—	—	5.6	—	—	—	—	5.6	—	5.6
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	—	$—	261,184,014	$2.6	$4,120.8	12,470,832	$(117.1)	$(1,490.7)	$(271.0)	$2,244.6	$(1.6)	$2,243.0

Nine Months Ended September 30, 2019	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	17.8	—	17.8	0.6	18.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(6.0)	(6.0)	—	(6.0)
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Exercise/ vesting of share based compensation	—	—	1,968,471	—	1.9	170,989	(1.9)	—	—	—	—	—
Conversion of shares of common stock of Platform Delaware Holdings, Inc. into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under ESPP	—	—	90,503	—	0.8	—	—	—	—	0.8	—	0.8
Repurchases of common stock	—	—	(37,000,000)	(0.4)	—	6,782,585	(62.5)	(433.3)	—	(496.2)	—	(496.2)
Equity compensation expense	—	—	—	—	11.6	—	—	—	—	11.6	—	11.6
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2019	2,000,000	$—	258,394,854	$2.6	$4,111.8	7,295,541	$(67.9)	$(1,610.9)	$(313.5)	$2,122.1	$(1.6)	$2,120.5

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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table details the components comprising net (loss) income from the Company's discontinued operations attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019 (1)
Net sales	$—	$—	$—	$65.3
Cost of sales	—	—	—	(45.5)
Selling, technical, general and administrative	—	(0.4)	—	(37.8)
Research and development	—	—	—	(4.6)
(Loss) gain on Arysta Sale	—	(0.1)	—	2.4
Operating loss	—	(0.5)	—	(20.2)
Other, net	(0.2)	0.7	(1.7)	9.4
(Loss) income from discontinued operations, before income taxes	(0.2)	0.2	(1.7)	(10.8)
Income tax (expense) benefit	—	(1.1)	0.6	24.0
Net (loss) income from discontinued operations attributable to common stockholders	$(0.2)	$(0.9)	$(1.1)	$13.2
(1) Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.
4. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Finished goods	$122.1	$118.5
Work in process	26.5	22.6
Raw materials and supplies	63.3	58.5
Total inventories	$211.9	$199.6

5. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	September 30, 2020	December 31, 2019
Land and leasehold improvements	$51.3	$68.6
Buildings and improvements	133.9	113.5
Machinery, equipment, fixtures and software	240.9	220.0
Construction in process	20.7	16.0
Total property, plant and equipment	446.8	418.1
Accumulated depreciation	(212.2)	(153.3)
Property, plant and equipment, net	$234.6	$264.8
For the three months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $10.7 million and $10.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $31.7 million and $30.8 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify a dormant facility in New Jersey, included in its Electronics segment, as held for sale. The current assets held for sale represent the net book value of the land of $17.2 million and the building of $2.7 million as of September 30, 2020. No impairment was identified. The Company received an initial

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

deposit of $3.6 million, which is included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash inflow from investing activities.
6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2019	$1,223.4	$956.2	(1)	$2,179.6
Acquisition (2)	—	6.8		6.8
Purchase accounting adjustments (3)	(1.6)	—		(1.6)
Foreign currency translation	17.7	(12.9)		4.8
Balance at September 30, 2020	$1,239.5	$950.1		$2,189.6
(1) Includes accumulated impairment losses of $46.6 million.
(2) On July 1, 2020, the Company completed the DMP Acquisition. which was not material to our Condensed Consolidated Financial Statements, and therefore, the purchase price allocation, pro forma and post-acquisition results of operations have not been presented.
(3) During the second quarter of 2020, the Company recorded a step-up of fixed assets of $1.4 million for the Kester Acquisition. The impact of this acquisition on the Company's results of operations was not material.
Indefinite-Lived Intangible Assets
The carrying value of indefinite-lived intangible assets other than goodwill, which consisted solely of tradenames, was $68.0 million and $104 million at September 30, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, the Company determined that the useful life of one of its tradenames no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this tradename over 15 years, consistent with other similar finite-lived assets.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	September 30, 2020			December 31, 2019
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$957.0	$(404.8)	$552.2	$959.1	$(351.4)	$607.7
Developed technology	384.4	(225.3)	159.1	380.5	(194.8)	185.7
Tradenames	89.4	(9.4)	80.0	51.5	(4.9)	46.6
Other	1.6	(0.8)	0.8	1.6	(1.6)	—
Total	$1,432.4	$(640.3)	$792.1	$1,392.7	$(552.7)	$840.0
For the three months ended September 30, 2020 and 2019, the Company recorded amortization expense on intangible assets of $30.5 million and $28.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense on intangible assets of $88.8 million and $84.9 million, respectively.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

7. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2020	December 31, 2019
USD Term Loans (1)	2026	LIBOR plus 2.00%	$729.0	$733.4
Senior Notes - USD 800 million (2)	2028	3.875%	787.7	—
Senior Notes - USD 800 million (3)	2025	5.875%	—	786.7
Borrowings under the Revolving Credit Facility	2024	LIBOR plus 2.25%	—	—
Other			0.7	0.9
Total debt			1,517.4	1,521.0
Less: current installments of long-term debt and revolving credit facilities			7.7	7.8
Total long-term debt			$1,509.7	$1,513.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.0 million and $9.1 million at September 30, 2020 and December 31, 2019, respectively. Weighted average effective interest rate of 2.3% and 2.2% at September 30, 2020 and December 31, 2019, respectively, including the effects of interest rate swaps and net investment hedges. See Note 8, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $12.3 million at September 30, 2020. Weighted average effective interest rate of 4.1% at September 30, 2020.
(3) Senior notes, net of unamortized discount and debt issuance costs of $13.3 million at December 31, 2019. Weighted average effective interest rate of 6.2% at December 31, 2019.
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
At September 30, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving facility.
3.875% USD Notes due 2028
On August 18, 2020, the Company completed a private offering of $800 million aggregate principal amount of 3.875% senior notes due 2028. The net proceeds from this offering and cash on hand were used to pay for the full redemption of the Company's $800 million aggregate amount of 5.875% USD Notes due 2025 on September 4, 2020. In connection with the redemption, the Company expensed $45.7 million in "Other (expense) income, net" in the Consolidated Statement of Operations, consisting of a make-whole premium of $33.6 million, which is a cash outflow from financing activities in the Condensed Consolidated Statements of Cash Flows, and the write-off of debt issuance costs and original issue discount of $12.1 million.
The 3.875% USD Notes due 2028 are governed by the 3.875% USD Notes Indenture, which provides, among other things, for customary affirmative and negative covenants, events of default and other customary provisions. The notes accrue interest at a rate of 3.875% per annum, payable semi-annually in arrears, on March 1 and September 1 of each year, beginning on March 1, 2021, and will mature on September 1, 2028, unless earlier repurchased or redeemed. Pursuant to the indenture, the Company has the option to redeem the 3.875% USD Notes due 2028 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 3.875% USD Notes due 2028 are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at September 30, 2020 or December 31, 2019. The Company had letters of credit outstanding of $6.2 million and $5.7 million at September 30, 2020 and December 31, 2019, respectively, of which $5.5 million and $5.3 million at September 30, 2020 and December 31, 2019, respectively, reduced the borrowings available under the various facilities. At September 30, 2020 and December 31, 2019, the availability under these facilities totaled approximately $349 million and $351 million, respectively, net of outstanding letters of credit.
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
At September 30, 2020, the Company held foreign currency forward contracts to purchase and sell various currencies in order to mitigate such foreign currency exposure with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2020 and December 31, 2019 was approximately $213.3 million and $74.2 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.9 million net current liability at September 30, 2020 and a $0.7 million net current asset at December 31, 2019.
Commodities
As part of its risk management policy, the Company enters into commodities futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, with a notional value of $35.4 million and $28.6 million at September 30, 2020 and December 31, 2019, respectively. The market value of the metals forward contracts was $0.7 million net current asset at September 30, 2020 and $0.4 million net current liability at December 31, 2019. Substantially all contracts outstanding at September 30, 2020 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
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
The net result of the above hedges is an interest rate of approximately 2.3%, which could vary due to changes in the euro and the U.S. dollar exchange rate.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2020, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $17.5 million of expense associated with its interest rate swaps from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2020	December 31, 2019
Asset Category
Foreign exchange not designated as hedging instruments	Other current assets	Level 2	$3.1	$0.9
Metals contracts not designated as hedging instruments	Other current assets	Level 2	1.9	0.3
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	17.5	18.4
Available for sale equity securities	Other assets	Level 1	—	0.3
Total			$22.5	$19.9

Liability Category
Foreign exchange not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$4.0	$0.2
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	1.2	0.7
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	17.5	6.9
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	38.3	19.7
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	6.8	0.3
Total			$67.8	$27.8
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
There were no significant transfers between the fair value hierarchy levels for the three and nine months ended September 30, 2020.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.52 billion and $1.51 billion, respectively, at September 30, 2020. At December 31, 2019, the carrying value and estimated fair value totaled $1.52 billion and $1.58 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

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
Repurchases of Common Stock
During the three months ended September 30, 2020, as part of its previously-announced $750 million share repurchase program, the Company repurchased approximately 0.2 million shares of its common stock for approximately $2.6 million, at an average price of approximately $11.24 per share. During the nine months ended September 30, 2020, the Company repurchased approximately 4.0 million shares of its common stock for approximately $35.7 million, at an average price of approximately $8.96 per share. The repurchases were funded from cash on hand and the shares were allocated to treasury shares. The remaining authorization under the Company's share repurchase program was approximately $207 million at September 30, 2020.
On October 6, 2020, the Company repurchased 1.5 million shares of its common stock at $11.50 per share or an aggregate purchase price of approximately $17.3 million. The repurchase was funded from cash on hand and the shares were allocated to treasury shares.
10. EARNINGS (LOSS) PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings (loss) per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2020	2019	2020	2019
Net income (loss) from continuing operations	$36.2	$(6.0)	$46.9	$5.2
Net income attributable to the non-controlling interests	—	—	—	(0.6)
Net income (loss) from continuing operations attributable to common stockholders	$36.2	$(6.0)	$46.9	$4.6

Basic weighted average common shares outstanding	248.9	254.4	249.4	259.9
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	—	0.4	2.0
Number of stock options and RSUs	0.2	—	0.3	0.5
Denominator adjustments for diluted EPS	0.2	—	0.7	2.5
Diluted weighted average common shares outstanding	249.1	254.4	250.1	262.4

Earnings (loss) per share from continuing operations attributable to common stockholders:
Basic	$0.15	$(0.02)	$0.19	$0.02
Diluted	$0.15	$(0.02)	$0.19	$0.02

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2020 and 2019, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets and/or market conditions were not yet achieved for RSUs contingent upon performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2020	2019	2020	2019
Shares issuable for the contingent consideration	—	4.9	—	4.9
Shares issuable upon conversion of Series A Preferred Stock	—	2.0	—	—
Shares issuable upon vesting of RSUs and exercise of stock options	4.5	5.0	4.7	4.3
Total	4.5	11.9	4.7	9.2

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.0 million and $12.0 million at September 30, 2020 and December 31, 2019, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, it is possible that new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
12. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company's

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

income tax provision between periods is significantly impacted by tax law changes, the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items.
On July 23, 2020, the U.S. Treasury Department released regulations relating to the treatment of income that is subject to a high rate of foreign tax under the U.S. global intangible low-taxed income ("GILTI") and subpart F income regimes, and on July 28, 2020, it released new regulations relating to Internal Revenue Code section 163(j) and the related interest expense limitations. The Company has evaluated the impact of these new regulations on its Condensed Consolidated Financial Statements and calculated an estimated $42 million tax benefit from these regulations related to the 2018 and 2019 tax years producing an increase to the Company's net operating loss carryforwards. The Company recorded these impacts in the third quarter of 2020.
For the three months ended September 30, 2020, the Company recognized an income tax benefit of $47.3 million, as compared to income tax expense of $57.2 million in the prior year. The tax benefit for the three months ended September 30, 2020 was driven by the benefit from the new regulations noted above, and to a lesser extent, the impacts from the GILTI provisions related to the 2020 tax year, a valuation allowance on tax attribute carryforwards and a tax on unremitted earnings related to non-U.S. jurisdictions. The tax expense for the three months ended September 30, 2019 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which included the negative impact of U.S. GILTI provisions and an accrual of a valuation allowance on interest limitation carryforwards.
For the nine months ended September 30, 2020, the Company recognized an income tax benefit of $37.4 million, as compared to income tax expense of $40.0 million in the prior year. The tax benefit for the nine months ended September 30, 2020 was driven by the tax benefit from the new regulations noted above, and to a lesser extent, the negative impact of the GILTI provisions related to the 2020 tax year, an accrual of a valuation allowance on tax attribute carryforwards and tax on unremitted earnings related to non-U.S. jurisdictions, partially offset by the recognition of a benefit associated with the expiration of a statute of limitations. The tax expense for the nine months ended September 30, 2019 represented tax on the Company's pre-tax income based on its estimated full year annual effective tax rate, which included the negative impact of U.S. GILTI provisions, an accrual of a valuation allowance on interest limitation carryforwards and a benefit from the release of a valuation allowance.
13. RELATED PARTY TRANSACTIONS
The Company is a party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee of $3 million and reimbursement for expenses. This agreement is automatically renewed for successive one year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. The fee is recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
14. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker, or CODM, for purposes of allocating resources and evaluating performance.
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as earnings before interest, taxes, depreciation and amortization, as further adjusted for additional items included in GAAP earnings which the Company believes are not representative or indicative of each of its segments' ongoing business or are considered to be associated with its capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net sales:
Electronics
Assembly Solutions	$155.0	$137.3	$393.2	$407.7
Circuitry Solutions	101.0	102.4	286.7	285.4
Semiconductor Solutions	50.8	40.3	149.0	120.7
Total Electronics	306.8	280.0	828.9	813.8
Industrial & Specialty
Industrial Solutions	121.0	125.5	330.5	396.0
Graphics Solutions	33.6	40.1	106.8	113.1
Energy Solutions	16.1	19.1	50.9	58.3
Total Industrial & Specialty	170.7	184.7	488.2	567.4
Total net sales	$477.5	$464.7	$1,317.1	$1,381.2

Adjusted EBITDA:
Electronics	$72.0	$73.6	$196.5	$190.4
Industrial & Specialty	29.8	41.8	100.2	124.1
Total Adjusted EBITDA	$101.8	$115.4	$296.7	$314.5
The following table reconciles "Net income (loss) attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$36.0	$(6.9)	$45.8	$17.8
Add (subtract):
Net income attributable to the non-controlling interests	—	—	—	0.6
Loss (income) from discontinued operations, net of tax	0.2	0.9	1.1	(13.2)
Income tax (benefit) expense	(47.3)	57.2	(37.4)	40.0
Interest expense, net	17.1	17.4	50.7	73.7
Depreciation expense	10.7	10.1	31.7	30.8
Amortization expense	30.5	28.1	88.8	84.9
EBITDA	47.2	106.8	180.7	234.6
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	1.0	—	2.4	—
Restructuring expense	1.3	6.8	5.6	12.6
Acquisition and integration costs	0.4	0.8	8.3	2.5
Foreign exchange loss on foreign denominated external and internal long-term debt	2.3	1.1	43.2	1.5
Debt refinancing costs	45.7	—	45.7	61.0
Change in fair value of contingent consideration	—	0.5	—	3.4
Other, net	3.9	(0.6)	10.8	(1.1)
Adjusted EBITDA	$101.8	$115.4	$296.7	$314.5

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
The segment provides specialty chemical solutions through the following businesses:

Industrial Solutions	As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as hard chrome plating of shock absorbers for cars or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end markets such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment and recycle and reuse solutions.
Graphics Solutions	As a supplier of consumable materials used to transfer images on to consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries.
Energy Solutions	As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications.

Recent Developments
Senior Notes Refinancing
During the third quarter of 2020, we completed a private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and the subsequent full redemption of our 5.875% USD Notes due 2025. The 200 basis point reduction in interest rate reduces our annual interest payments by $16.0 million. In connection with the redemption, we expensed $45.7 million, consisting of a make-whole premium of $33.6 million and the write-off of debt issuance costs and original issue discount of $12.1 million, which was recorded in "Other (expense) income, net" in the Consolidated Statement of Operations.
Launch of MacDermid Envio Solutions
During the third quarter of 2020, we launched MacDermid Envio Solutions, a new business within our Industrial & Specialty segment which focuses on helping customers to reduce their environmental impact through proprietary chemistry and equipment for turnkey wastewater treatment and the recovery of metals and other valuable materials.

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
Due to the impact of the pandemic and related actions, we experienced weaker demand during the second quarter of 2020 as compared to the same period in 2019, but overall market conditions improved sequentially in the third quarter of 2020, primarily in the automobile end market. The ultimate extent of the impact of COVID-19 on our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the pandemic, new information concerning its transmission and severity, evolving macroeconomic factors, actions taken or that might be taken to contain or reduce its repercussions and the general impact of the pandemic on our customers, employees, suppliers, vendors, stakeholders and operations, as well as the demand for our products and services.
Repurchases of Common Stock
During the three months ended September 30, 2020, we repurchased approximately 0.2 million shares of our common stock for approximately $2.6 million, at an average price of approximately $11.24 per share. The remaining authorization under our previously-announced $750 million share repurchase program was approximately $207 million at September 30, 2020. On October 6, 2020, we repurchased 1.5 million shares of our common stock at $11.50 per share or an aggregate purchase price of approximately $17.3 million.
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
For a reconciliation of "Net income (loss) attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 14, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	Organic	2020	2019	Reported	Constant Currency	Organic
Net sales	$477.5	$464.7	3%	2%	(2)%	$1,317.1	$1,381.2	(5)%	(3)%	(7)%
Cost of sales	274.0	259.0	6%	5%		753.8	784.2	(4)%	(3)%
Gross profit	203.5	205.7	(1)%	(1)%		563.3	597.0	(6)%	(5)%
Gross margin	42.6%	44.3%	(170) bps	(160) bps		42.8%	43.2%	(40) bps	(50) bps
Operating expenses	144.9	138.8	4%	4%		410.6	429.5	(4)%	(4)%
Operating profit	58.6	66.9	(12)%	(12)%		152.7	167.5	(9)%	(7)%
Operating margin	12.3%	14.4%	(210)bps	(200)bps		11.6%	12.1%	(50)bps	(40)bps
Other expense, net	(69.7)	(15.7)	(nm)			(143.2)	(122.3)	17%
Income tax benefit (expense)	47.3	(57.2)	(nm)			37.4	(40.0)	(nm)
Net income (loss) from continuing operations	36.2	(6.0)	(nm)			46.9	5.2	(nm)
(Loss) income from discontinued operations, net of tax	(0.2)	(0.9)	(78)%			(1.1)	13.2	(nm)
Net income (loss)	$36.0	$(6.9)	(nm)			$45.8	$18.4	(nm)

Adjusted EBITDA	$101.8	$115.4	(12)%	(11)%		$296.7	$314.5	(6)%	(4)%
Adjusted EBITDA margin	21.3%	24.8%	(350)bps	(330)bps		22.5%	22.8%	(30)bps	(10)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2020 increased by 3% on a reported basis, 2% on a constant currency basis and decreased 2% on an organic basis. Electronics' consolidated results were positively impacted by $13.6 million of acquisitions and $4.3 million of pass-through metals pricing, and Industrial & Specialty's consolidated results were positively impacted by $3.9 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$155.0	$137.3	13%	0%	13%	(3)%	(8)%	1%
Circuitry Solutions	101.0	102.4	(1)%	(1)%	(3)%	—%	—%	(3)%
Semiconductor Solutions	50.8	40.3	26%	(1)%	25%	—%	(6)%	19%
Total	$306.8	$280.0	10%	(1)%	9%	(2)%	(5)%	2%

Industrial & Specialty:
Industrial Solutions	$121.0	$125.5	(4)%	0%	(4)%	—%	(3)%	(7)%
Graphics Solutions	33.6	40.1	(16)%	1%	(16)%	—%	—%	(16)%
Energy Solutions	16.1	19.1	(16)%	2%	(14)%	—%	—%	(14)%
Total	$170.7	$184.7	(8)%	0%	(7)%	—%	(2)%	(10)%

Total	$477.5	$464.7	3%	0%	2%	(1)%	(4)%	(2)%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2020 increased 10% on a reported basis and 2% on an organic basis.
•Assembly Solutions: net sales increased 13% on a reported basis and 1% on an organic basis. The Kester Acquisition and pass through metals pricing had a positive impact on reported revenue of 8% and 3% respectively. Foreign exchange did not have a material impact on reported revenue. The increase in organic net sales was primarily due to recovery in the automotive end market from COVID-19 weakness, which included increased global customer activity.
•Circuitry Solutions: net sales declined 1% on a reported basis and 3% on an organic basis. Foreign exchange had a positive impact of 1% on reported revenue. The decrease in organic net sales was primarily due to prior-year strength in high-end mobile markets in Korea, partially offset by share gains and recovery from COVID-19 weakness in China and continued demand for memory disk products.
•Semiconductor Solutions: net sales increased 26% on a reported basis and 19% on an organic basis. Foreign exchange and the Kester Acquisition had a positive impact on reported revenue of 1% and 6%, respectively. The increase in organic net sales was primarily due to higher net sales of advanced plating chemistries containing precious metals and continued strength in products used for 5G telecom infrastructure.
Industrial & Specialty's net sales in the third quarter of 2020 declined 8% on a reported basis and 10% on an organic basis.
•Industrial Solutions: net sales declined 4% on a reported basis and 7% on an organic basis. The DMP Acquisition had a positive 3% impact on reported revenue. Foreign exchange did not have a material impact on reported revenue. The decrease in organic net sales was primarily due to COVID-19-related demand weakness in European automotive, global consumer durables, aerospace and oil & gas end markets. Overall, market conditions improved in the later part of the quarter, primarily in Asia and the Americas automotive end markets.
•Graphics Solutions: net sales declined 16% on a reported and organic basis. Foreign exchange had a negative impact of 1% on reported revenue. The decrease in organic net sales was primarily due to lower volumes of ancillary products, such as screen printing and newspaper plates as well as reductions of product offerings and delayed marketing campaigns by CPG companies.

•Energy Solutions: net sales declined 16% on a reported basis and 14% on an organic basis. Foreign exchange had a negative impact of 2% on reported revenue. The decrease in organic net sales was primarily due to oil demand weakness leading to decreased production volumes in Europe and Asia.
Year to date, net sales decreased by 5% on a reported basis, 3% on a constant currency basis and 7% on an organic basis. Electronics' consolidated results were positively impacted by $42.5 million of acquisitions and negatively impacted by $3.8 million of pass-through metals pricing, and Industrial & Specialty's consolidated results were positively impacted by $3.9 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$393.2	$407.7	(4)%	1%	(2)%	1%	(9)%	(10)%
Circuitry Solutions	286.7	285.4	0%	1%	1%	—%	—%	1%
Semiconductor Solutions	149.0	120.7	23%	0%	23%	—%	(6)%	17%
Total	$828.9	$813.8	2%	1%	3%	0%	(5)%	(2)%

Industrial & Specialty:
Industrial Solutions	$330.5	$396.0	(17)%	1%	(15)%	—%	(1)%	(16)%
Graphics Solutions	106.8	113.1	(6)%	2%	(4)%	—%	—%	(4)%
Energy Solutions	50.9	58.3	(13)%	3%	(9)%	—%	—%	(9)%
Total	$488.2	$567.4	(14)%	2%	(12)%	—%	(1)%	(13)%

Total	$1,317.1	$1,381.2	(5)%	1%	(3)%	0%	(3)%	(7)%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 2% on a reported basis and declined 2% on an organic basis.
•Assembly Solutions: net sales declined 4% on a reported basis and 10% on an organic basis. The Kester Acquisition had a positive impact on reported revenue of 9%. Pass through metals pricing and foreign exchange had a negative impact on reported revenue of 1%. The decrease in organic net sales was primarily due to weak demand related to COVID-19 production slowdowns in all regions we serve, which impacted key end-markets such as automotive and consumer electronics, and the partial closure of our India manufacturing facility in the second quarter of 2020.
•Circuitry Solutions: net sales remained relatively flat on a reported basis and increased 1% on an organic basis. Foreign exchange had a negative impact of 1% on reported revenue. The increase in organic net sales was primarily due to strong demand from memory disk customers and continued strength in 5G-related products. The first quarter of 2020 was impacted by COVID-19-related demand weakness in China.
•Semiconductor Solutions: net sales increased 23% on a reported basis and 17% on an organic basis. The Kester Acquisition had a positive impact on reported revenue of 6%. Foreign exchange did not have a material impact on reported revenue. The increase in organic net sales was primarily due to growth in advanced packaging and increased demand for advanced assembly products, driven by 5G telecom infrastructure and data center markets.
Year to date, Industrial & Specialty's net sales declined 14% on a reported basis and 13% on an organic basis.
•Industrial Solutions: net sales declined 17% on a reported basis and 16% on an organic basis. The DMP Acquisition had a positive impact of 1% on reported revenue. Foreign exchange had a negative impact of 1% on reported revenue. The decrease in organic net sales was primarily due to automotive production slowdowns due to COVID-19 in key regions and demand weakness in construction and general industrial manufacturing markets.

•Graphics Solutions: net sales declined 6% on a reported basis and 4% on an organic basis. Foreign exchange had a negative impact of 2% on reported revenue. The decrease in organic net sales was primarily due to lower volumes of ancillary products, such as screen printing and newspaper plates, as well as reductions of product offerings and delayed marketing campaigns by CPG customers.
•Energy Solutions: net sales declined 13% on a reported basis and 9% on an organic basis. Foreign exchange had a negative impact of 3% on reported revenue. The decrease in organic net sales was primarily due to demand weakness in the Americas and Europe due to volatility in the price of oil and the impact of the loss of certain business in the first quarter of 2019, which had a negative impact of approximately 2% on organic net sales growth.
Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Gross profit
Electronics	$130.4	$120.9	8%	7%	$344.7	$338.6	2%	2%
Industrial & Specialty	73.1	84.8	(14)%	(13)%	218.6	258.4	(15)%	(14)%
Total	$203.5	$205.7	(1)%	(1)%	$563.3	$597.0	(6)%	(5)%

Gross margin
Electronics	42.5%	43.2%	(70) bps	(70) bps	41.6%	41.6%	0 bps	(10) bps
Industrial & Specialty	42.8%	45.9%	(310) bps	(290) bps	44.8%	45.5%	(70) bps	(70) bps
Total	42.6%	44.3%	(170) bps	(160) bps	42.8%	43.2%	(40) bps	(50) bps
Electronics' gross profit in the third quarter of 2020 increased by 8% on a reported basis and 7% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the Assembly business, including the Kester Acquisition. The decrease in gross margin was primarily due to unfavorable product mix in Assembly and Circuitry Solutions, as a result of prior year strength in high-end mobile markets in Korea, and the impact of higher net sales of products containing precious metals.

Industrial & Specialty's gross profit in the third quarter of 2020 decreased by 14% on a reported basis and 13% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales volumes in Industrial Solutions due to weak automotive markets related to COVID-19. The decrease in gross margin was primarily due to lower net sales in Energy Solutions and Graphics Solutions whose products have higher gross margins.

Year to date, Electronics' gross profit increased by 2% on a reported and constant currency basis. The constant currency increase in gross profit for the period was driven by growth in telecom and data storage markets and was partially offset by lower demand in automotive and mobile phone markets. Gross margin remained relatively flat as strength in 5G-related products offset higher raw materials prices.

Year to date, Industrial & Specialty's gross profit decreased by 15% on a reported basis and 14% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales in Industrial Solutions. The decrease in gross margin was primarily due to unfavorable product mix and higher raw material prices.

Operating Expenses

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Selling, technical, general and administrative	$134.8	$128.8	5%	4%	$373.4	$397.6	(6)%	(5)%
Research and development	10.1	10.0	1%	0%	37.2	31.9	17%	17%
Total	$144.9	$138.8	4%	4%	$410.6	$429.5	(4)%	(4)%

Operating expenses as % of Net sales
Selling, technical, general and administrative	28.2%	27.7%	50 bps	50 bps	28.4%	28.8%	(40) bps	(50) bps
Research and development	2.1%	2.2%	(10) bps	(10) bps	2.8%	2.3%	50 bps	50 bps
Total	30.3%	29.9%	40 bps	40 bps	31.2%	31.1%	10 bps	0 bps
Operating expenses in the third quarter of 2020 increased 4% on a reported and constant currency basis. The increase was driven primarily by higher incentive compensation accruals of $11.4 million on a constant currency basis as the increased pace of recovery in the business required an updated assessment of our expected annual incentive compensation accruals, partially offset by cost containment initiatives across our businesses to mitigate the impact of COVID-19-related slowdowns, including lower travel expenses, which decreased $3.4 million on a constant currency basis, and lower personnel expenses, including temporary employee salary reductions and furloughs.

Year to date, operating expenses decreased 4% on a reported and constant currency basis. The decrease was driven primarily by cost containment initiatives across the business to mitigate the impact of COVID-19-related slowdowns, including lower travel expenses, which decreased $12.6 million on a constant currency basis, and lower personnel expenses, including the impact of temporary employee salary reductions and furloughs. This was partially offset by higher incentive compensation accruals of $12.6 million on a constant currency basis as well as an increase in research and development related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business for $6.3 million. See Note 6, Goodwill and Intangible Assets, for additional information.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Other (expense) income
Interest expense, net	$(17.1)	$(17.4)	$(50.7)	$(73.7)
Foreign exchange loss	(3.5)	(1.2)	(42.1)	(2.4)
Other (expense) income, net	(49.1)	2.9	(50.4)	(46.2)
Total	$(69.7)	$(15.7)	$(143.2)	$(122.3)
Interest Expense, Net
For the nine months ended September 30, 2020, net interest expense decreased $23.0 million primarily due to the pay down of our then existing credit facilities on January 31, 2019 in connection with the Arysta Sale. The private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and the subsequent full redemption of our 5.875% USD Notes due 2025 during the third quarter of 2020 will lower our annual interest payments by $16.0 million.
Foreign Exchange Loss
For the three months ended September 30, 2020, foreign exchange loss increased $2.3 million primarily due to the remeasurement of euro- and Taiwan dollar-denominated intercompany balances.

For the nine months ended September 30, 2020, foreign exchange loss increased $39.7 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.

Other (Expense) Income, Net
For the three and nine months ended September 30, 2020, other expense, net included $45.7 million related to the redemption of our 5.875% USD Notes due 2025. For the nine months ended September 30, 2019, other expense, net of $46.2 million included $61.0 million of debt refinancing costs related to the pay down of our then existing credit facilities in connection with the Arysta Sale, partially offset by a $11.7 million gain on derivative contracts associated with the refinancing of our non-U.S. dollar-denominated third-party debt.
Income Tax
The comparison of the Company's income tax provision between periods is significantly impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. See Note 12, Income Taxes, for further information.
Other Comprehensive Income (Loss)
Other comprehensive income for the three months ended September 30, 2020 totaled $52.8 million, as compared to a loss of $55.1 million in the prior year. The change was driven primarily by foreign currency translation gains associated with the Chinese yuan and euro, partially offset by foreign currency translation losses associated with the British pound.
Other comprehensive income for the nine months ended September 30, 2020 totaled $9.5 million, as compared to income of $484 million in the prior year. The change was driven primarily by realized foreign currency translation losses resulting from the Arysta Sale of $480 million in 2019, as well as foreign currency translation gains associated with the Chinese yuan and euro, partially offset by foreign currency translation losses associated with the Brazilian real.
Segment Adjusted EBITDA Performance

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2020	2019	Reported	Constant Currency	2020	2019	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$72.0	$73.6	(3)%	(3)%	$196.5	$190.4	3%	5%
Industrial & Specialty	29.8	41.8	(28)%	(26)%	100.2	124.1	(19)%	(17)%
Total	$101.8	$115.4	(12)%	(11)%	$296.7	$314.5	(6)%	(4)%

Adjusted EBITDA margin:
Electronics	23.4%	26.3%	(290) bps	(290) bps	23.7%	23.4%	30 bps	40 bps
Industrial & Specialty	17.6%	22.6%	(500) bps	(460) bps	20.5%	21.9%	(140) bps	(110) bps
Total	21.3%	24.8%	(350) bps	(330) bps	22.5%	22.8%	(30) bps	(10) bps
For the three months ended September 30, 2020, Electronics' Adjusted EBITDA decreased 3% on a reported and constant currency basis. The constant currency decrease was driven primarily by higher general and administrative expenses related to increased incentive compensation, partially offset by higher gross profits. Industrial & Specialty's Adjusted EBITDA decreased 28% on a reported basis and 26% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit.

For the nine months ended September 30, 2020, Electronics' Adjusted EBITDA increased 3% on a reported basis and 5% on a constant currency basis. The constant currency increase was driven primarily by higher gross profit, as well as lower general and administrative expenses. Industrial & Specialty's Adjusted EBITDA decreased 19% on a reported basis and 17% on a constant currency basis. The constant currency decrease was driven primarily by lower gross profit.

Liquidity and Capital Resources
Our primary source of liquidity during the nine months ended September 30, 2020 was available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, debt service obligations, capital expenditures, working capital, and to fund $35.7 million of repurchases of our common stock. Following the full redemption of our 5.875% USD Notes due 2025 on September 4, 2020, our first significant debt principal payment totaling $800 million is not due until 2028 and relates to our 3.875% USD Notes due 2028.
We expect to pay a 5 cents per share dividend on a quarterly basis which equates to approximately 20% of our expected annual free cash flow (net cash flows provided by operating activities less net capital expenditures). However, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to final determination by the Board.
We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and raise equity under terms that are favorable to us.
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
During the nine months ended September 30, 2020, approximately 73% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $248 million of cash and cash equivalents at September 30, 2020, $208 million was held by our foreign subsidiaries. During the nine months ended September 30, 2020, domestic cash was primarily used for debt service obligations and to fund repurchases of our common stock.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Cash provided by operating activities	$194.3	$92.1
Cash (used in) provided by investing activities	$(31.4)	$4,270.3
Cash used in financing activities	$(87.8)	$(4,425.0)
Operating Activities
The increase in net cash flows provided by operating activities of $102.2 million was driven primarily by higher cash operating profits (net income adjusted for non-cash items), including $50.1 million of lower interest payments and the payment of contingent consideration liability of $30.9 million during 2019.

Investing Activities
The decrease in net cash flows provided by investing activities was primarily driven by the Arysta Sale in 2019, which generated $4.28 billion.
Financing Activities
During the nine months ended September 30, 2020, we used cash on-hand to fund repurchases of our common stock for an aggregate purchase price of $35.7 million and to fund $44.7 million of financing fees. The financing fees consisted of a make-whole premium of $33.6 million associated with the full redemption of the 5.875% USD Notes due 2025 and $11.1 million in debt issuance costs associated with the 3.875% USD Notes due 2028. During the nine months ended September 30, 2019, cash flows used in financing activities were primarily driven by the pay down of approximately $4.60 billion of debt from a combination of proceeds of the Arysta Sale and a $750 million term loan under the Credit Agreement. These cash inflows were also used to fund the repurchases of our common stock for an aggregate purchase price of $496 million. In addition, $39.5 million was used to fund the repurchase and extinguishment fees related to our debt pay down and to fund the debt issuance costs associated with the Credit Agreement. Cash inflows from borrowings under our revolving credit facility were $24.9 million in 2019.
Financial Borrowings
Credit Facilities & Senior Notes
At September 30, 2020, we had $1.52 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$788 million of 3.875% USD Notes due 2028; and
•$729 million of term debt arrangements outstanding under our term loans.
Availability under the revolving credit facility of the Credit Agreement and various lines of credit and overdraft facilities totaled $349 million at September 30, 2020, net of outstanding letters of credit.
Covenants
At September 30, 2020, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the 3.875% USD Notes Indenture.
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
The outbreak of COVID-19 has evolved into a global pandemic that negatively impacts the global economy, disrupts global supply chains and creates significant volatility in commercial and financial markets. The extent to which the coronavirus pandemic will continue to impact our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the pandemic; new information concerning its transmission and severity; actions taken or that might be taken by governments, businesses or individuals to contain or reduce its repercussions and mitigate its economic implications; evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures; decreased consumer spending levels; reduction or changes in customer demand for our products and services; our ability to manufacture, sell and provide our products and services, including as a result of travel restrictions, closed borders, operating restrictions imposed on our facilities or reduced ability of our employees to continue to work efficiently; increased operating costs (whether as a results of changes to our supply chain or increases in employee costs or otherwise); collectability of customer accounts; additional and prolonged devaluation of other countries' currencies relative to the dollar; and the general impact of the pandemic on our customers, employees, suppliers, vendors and other stakeholders. Additionally, customers might defer decision making, delay orders or seek to renegotiate or terminate existing agreements. Further, our management is focused on mitigating the impact of the pandemic, which has required and will continue to require a substantial investment of time and resources across our Company and could delay other value-added initiatives. These factors could materially adversely affect our future business and our future results of operations, financial condition, expected cash flows and/or stock price, and the actual results that we will experience may differ materially from our estimates. In addition, a prolonged decline in the value of our stock price could result in an impairment of goodwill or intangible assets, which at September 30, 2020 had a carrying value of $2.19 billion and $860 million, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table provides information about purchases by the Company during the three months ended September 30, 2020 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
July 1 - July 31	—	$—	—	$210
August 1 - August 31	—	$—	—	$210
September 1 - September 30	237,629	$11.24	237,629	$207
Total	237,629	$11.24	237,629	$207
(1) In July 2018, the Board authorized a program to repurchase up to $750 million of the Company’s common stock, of which $543 million had been utilized as of September 30, 2020. The Company’s share repurchase program does not require the repurchase of any specific number of shares, and shares repurchases are made opportunistically at the discretion of the Company. This program does not have an expiration date but may be suspended or terminated by the Board at any time.
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
4.1
Indenture, dated as of August 18, 2020, by and among the Company, the Guarantors and Computershare Trust Company, N.A. (filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 18, 2020, and incorporated herein by reference)

4.2	Form of 3.875% USD Notes due 2028 (included as Exhibit A to Exhibit 4.1 hereto, filed as Exhibit 4.1 of the Current Report on Form 8-K filed on August 18, 2020, and incorporated herein by reference)
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 28, 2020.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)