Form 10-Q
period 2021-03-31
Element Solutions Inc
filed 2021-04-29
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 22, 2021: 247,456,533

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., a former subsidiary of Element Solutions which operated the Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL Corporation Ltd., on January 31, 2019 for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
DMP Acquisition	Acquisition on July 1, 2020, from IWTS, LLC, of Industrial Water Treatment Solutions Corporation and its two subsidiaries, DMP Corporation and Industrial Specialty Chemicals, Inc. dba "DMP."
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
OEM	Original equipment manufacturer.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2021.
RSUs	Restricted stock units issued by Element Solutions from time to time under its 2013 Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, converted into shares of Element Solutions' common stock on February 25, 2020.
2020 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017 and fully redeemed on September 4, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the continuing economic impact of the coronavirus (COVID-19) pandemic on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price; capital requirements and availability of financing; higher projected full year financial results; cost containment and cost savings; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies, assessments and adjustments; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; Board refreshment; future prospects; and other events or developments that we expect or anticipate will occur in the future.
These forward-looking statements are based on our current expectations about future events and trends and do not directly relate to any historical or current facts. These statements are subject to a number of risks, uncertainties and assumptions, including those discussed in Part I, Item 1A, Risk Factors, of our 2020 Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. In light of these risks, uncertainty and assumptions, our actual results may differ materially from the results anticipated or implied in the forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 11, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$550.1	$452.6
Cost of sales	309.1	255.3
Gross profit	241.0	197.3
Operating expenses:
Selling, technical, general and administrative	129.6	125.2
Research and development	11.5	17.5
Total operating expenses	141.1	142.7
Operating profit	99.9	54.6
Other (expense) income:
Interest expense, net	(12.9)	(16.7)
Foreign exchange gain (loss)	28.0	(25.8)
Other (expense) income, net	(1.6)	0.4
Total other income (expense)	13.5	(42.1)
Income before income taxes and non-controlling interests	113.4	12.5
Income tax expense	(31.1)	(4.1)
Net income from continuing operations	82.3	8.4
Income from discontinued operations, net of tax	—	0.2
Net income attributable to common stockholders	$82.3	$8.6

Earnings per share
Basic from continuing operations	$0.33	$0.03
Basic from discontinued operations	—	—
Basic attributable to common stockholders	$0.33	$0.03

Diluted from continuing operations	$0.33	$0.03
Diluted from discontinued operations	—	—
Diluted attributable to common stockholders	$0.33	$0.03

Weighted average common shares outstanding
Basic	247.2	250.3
Diluted	248.6	252.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$82.3	$8.6

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense of $5.9 and $0.0 for three months ended March 31, 2021 and 2020, respectively	(52.7)	(23.6)
Reclassifications	—	—
Total foreign currency translation adjustments	(52.7)	(23.6)
Pension and post-retirement plans:
Other comprehensive loss before reclassifications, net of tax expense of $0.0 and $0.5 for the three months ended March 31, 2021 and 2020, respectively	—	(0.5)
Reclassifications, net of tax expense of $0.0 for the three months ended March 31, 2021 and 2020, respectively	—	—
Total pension and post-retirement plans	—	(0.5)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $1.8 and $0.0 for the three months ended March 31, 2021 and 2020, respectively	3.0	(32.0)
Reclassifications, net of tax expense of $0.0 for the three months ended March 31, 2021 and 2020, respectively	4.4	1.6
Total unrealized loss arising on qualified hedging derivatives	7.4	(30.4)
Other comprehensive loss	(45.3)	(54.5)
Comprehensive income (loss) attributable to common stockholders	$37.0	$(45.9)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2021	2020
Assets
Cash & cash equivalents	$317.5	$291.9
Accounts receivable, net of allowance for doubtful accounts of $10.1 and $9.7 at March 31, 2021 and December 31, 2020, respectively	422.3	403.4
Inventories	243.4	203.1
Prepaid expenses	26.2	24.0
Other current assets	60.7	67.5
Total current assets	1,070.1	989.9
Property, plant and equipment, net	235.3	240.4
Goodwill	2,225.0	2,252.7
Intangible assets, net	817.4	855.9
Other assets	125.6	141.2
Non-current assets of discontinued operations	3.3	3.3
Total assets	$4,476.7	$4,483.4
Liabilities and stockholders' equity
Accounts payable	$122.5	$95.6
Current installments of long-term debt	7.4	7.4
Accrued expenses and other current liabilities	183.0	204.2
Current liabilities of discontinued operations	7.1	7.1
Total current liabilities	320.0	314.3
Debt	1,507.0	1,508.1
Pension and post-retirement benefits	41.4	43.3
Deferred income taxes	111.0	112.9
Other liabilities	149.5	186.7
Total liabilities	2,128.9	2,165.3
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock: 400.0 shares authorized (2021: 261.8 shares issued; 2020: 261.3 shares issued)	2.6	2.6
Additional paid-in capital	4,129.5	4,122.9
Treasury stock (2021: 14.3 shares; 2020: 14.2 shares)	(139.2)	(137.7)
Accumulated deficit	(1,403.3)	(1,473.2)
Accumulated other comprehensive loss	(240.1)	(194.8)
Total stockholders' equity	2,349.5	2,319.8
Non-controlling interests	(1.7)	(1.7)
Total equity	2,347.8	2,318.1
Total liabilities and stockholders' equity	$4,476.7	$4,483.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$82.3	$8.6
Net income from discontinued operations, net of tax	—	0.2
Net income from continuing operations	82.3	8.4
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	39.1	39.9
Deferred income taxes	5.2	(2.4)
Foreign exchange (gain) loss	(28.9)	24.5
Incentive stock compensation	4.3	2.0
Other, net	(2.3)	8.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26.3)	(2.6)
Inventories	(44.6)	(19.0)
Accounts payable	30.4	8.9
Accrued expenses	(18.8)	(6.2)
Prepaid expenses and other current assets	(9.0)	(4.4)
Other assets and liabilities	1.2	3.3
Net cash flows provided by operating activities of continuing operations	32.6	61.2
Cash flows from investing activities:
Capital expenditures	(8.5)	(10.5)
Other, net	19.0	(5.9)
Net cash flows provided by (used in) investing activities of continuing operations	10.5	(16.4)
Cash flows from financing activities:
Repayments of borrowings	(1.9)	(2.0)
Change in lines of credit, net	—	320.0
Repurchases of common stock	—	(33.1)
Dividends	(12.4)	—
Other, net	0.1	(1.5)
Net cash flows (used in) provided by financing activities of continuing operations	(14.2)	283.4
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	—	(14.7)
Net cash flows used in discontinued operations	—	(14.7)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(6.2)
Net increase in cash and cash equivalents	25.6	307.3
Cash and cash equivalents at beginning of period	291.9	190.1
Cash and cash equivalents at end of period	$317.5	$497.4

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	82.3	—	82.3	—	82.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(45.3)	(45.3)	—	(45.3)
Exercise/ vesting of share based compensation	416,413	—	1.9	84,426	(1.5)	—	—	0.4	—	0.4
Issuance of common stock under ESPP	22,278	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	1,700	—	—	—	—	—	—
Dividends ($0.05 per share)	—	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)
Equity compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Balance at March 31, 2021	261,768,818	$2.6	$4,129.5	14,315,406	$(139.2)	$(1,403.3)	$(240.1)	$2,349.5	$(1.7)	$2,347.8

Three Months Ended March 31, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	8.6	—	8.6	—	8.6
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(54.4)	(54.4)	—	(54.4)
Exercise/ vesting of share based compensation	—	—	475,987	—	0.2	162,333	(1.9)	—	—	(1.7)	—	(1.7)
Issuance of common stock under ESPP	—	—	28,689	—	0.3	—	—	—	—	0.3	—	0.3
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,742,488	(33.1)	—	—	(33.1)		(33.1)
Equity compensation expense	—	—	—	—	2.4	—	—	—	—	2.4	—	2.4
Balance at March 31, 2020	—	$—	260,933,009	$2.6	$4,117.1	12,182,019	$(113.9)	$(1,527.9)	$(334.9)	$2,143.0	$(1.6)	$2,141.4

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s 2020 Annual Report.
The process of preparing the Company’s unaudited Condensed Consolidated Financial Statements requires the use of estimates that affect the reported amount of assets, liabilities, net sales and expenses. These estimates include assumptions and judgements based on historical experience, current conditions, future expectations and other factors the Company consider reasonable. These estimates are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Finished goods	$144.2	$119.7
Work in process	30.0	23.0
Raw materials and supplies	69.2	60.4
Total inventories	$243.4	$203.1

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	March 31, 2021	December 31, 2020
Land and leasehold improvements	$52.3	$53.2
Buildings and improvements	138.1	139.5
Machinery, equipment, fixtures and software	256.2	245.8
Construction in process	24.5	22.3
Total property, plant and equipment	471.1	460.8
Accumulated depreciation	(235.8)	(220.4)
Property, plant and equipment, net	$235.3	$240.4
For the three months ended March 31, 2021 and 2020, the Company recorded depreciation expense of $9.4 million and $10.5 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify a dormant facility in New Jersey, included in its Electronics business segment, as held for sale. The sale of the facility was completed in January 2021 and the Company recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations. The Company had received initial deposits of $4.6 million in the second half of 2020 and received the remaining cash of $19.0 million associated with sale during the first quarter of 2021. Cash flows associated with the sale of this facility are included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash inflow from investing activities.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2020	$1,274.0	$978.7	(1)	$2,252.7
Foreign currency translation	(12.7)	(15.0)		(27.7)
Balance at March 31, 2021	$1,261.3	$963.7		$2,225.0
(1) Includes accumulated impairment losses of $46.6 million.
Indefinite-Lived Intangible Asset
The carrying value of the indefinite-lived intangible asset other than goodwill, which consisted of a tradename, was $68.0 million at March 31, 2021 and December 31, 2020, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	March 31, 2021			December 31, 2020
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$972.4	$(448.4)	$524.0	$984.3	$(435.4)	$548.9
Developed technology	362.7	(215.4)	147.3	400.0	(241.5)	158.5
Tradenames	90.3	(12.2)	78.1	91.8	(11.3)	80.5
Other	—	—	—	1.7	(1.7)	—
Total	$1,425.4	$(676.0)	$749.4	$1,477.8	$(689.9)	$787.9
For the three months ended March 31, 2021 and 2020, the Company recorded amortization expense on intangible assets of $29.7 million and $29.4 million, respectively.
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
Term Loans (1)	2026	LIBOR plus 2.00%	$726.0	$727.5
Senior Notes - $800 million (2)	2028	3.875%	788.4	788.0
Total debt			1,514.4	1,515.5
Less: current installments of long-term debt			7.4	7.4
Total long-term debt			$1,507.0	$1,508.1

(1) Term loans, net of unamortized discounts and debt issuance costs of $7.2 million and $7.6 million at March 31, 2021 and December 31, 2020, respectively. The effective interest rate was 2.3% and 2.4% at March 31, 2021 and December 31, 2020, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $11.6 million and $12.0 million at March 31, 2021 and December 31, 2020, respectively. The effective interest rate was 4.1% at March 31, 2021 and December 31, 2020, respectively.
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an aggregate initial principal amount of $1.08 billion, consisting of a revolving credit facility in an aggregate initial principal amount of $330 million maturing in 2024 and a term loan in an aggregate initial principal amount of $750 million maturing in 2026.
Borrowings under the Credit Agreement bear interest at a per annum rate equal to a Base Rate, as defined in the Credit Agreement, plus, in each case, an applicable interest rate equal to a spread of 1.00% with respect to Base Rate Loans and a spread of 2.00% with respect to Eurocurrency Rate Loans. The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving credit facility of 0.50% per annum, subject to a stepdown to 0.375% based on the Company’s first lien net leverage ratio.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Covenants, Events of Default and Provisions
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. To the extent the borrowers have total outstanding borrowings under the revolving credit facility (subject to certain exceptions) greater than 30% of the commitment amount under the revolving credit facility, the Company's first lien net leverage ratio should not exceed 5.0 to 1.0, subject to a right to cure.
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
At March 31, 2021, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving credit facility.
3.875% USD Notes due 2028
The 3.875% USD Notes due 2028 are governed by an indenture which provides, among other things, for customary affirmative and negative covenants, events of default and other customary provisions. Pursuant to the indenture, the Company has the option to redeem the 3.875% USD Notes due 2028 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 3.875% USD Notes due 2028 are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at March 31, 2021 or December 31, 2020. The Company had letters of credit outstanding of $5.9 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively, of which $5.5 million at March 31, 2021 and December 31, 2020, respectively, reduced the borrowings available under the various facilities. At March 31, 2021 and December 31, 2020, the availability under these facilities totaled approximately $349 million, respectively, net of outstanding letters of credit.
6. FINANCIAL INSTRUMENTS
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
At March 31, 2021, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure with the U.S. dollar. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2021 and December 31, 2020 was approximately $75.5 million and $78.5 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.8 million net current asset at March 31, 2021 and a $0.5 million net current liability at December 31, 2020.
Commodities
As part of its risk management policy, the Company enters into commodity futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $42.9 million and $25.0 million at March 31, 2021 and December 31, 2020, respectively. The market value of the metals forward contracts was a $1.0 million net current liability at March 31, 2021 and a $1.2 million net current liability at December 31, 2020. Substantially all contracts outstanding at March 31, 2021 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates and Cross-Currency Swaps
The Company entered into interest rate swaps to mitigate its exposure to fluctuations in interest rates on its term loan through January 2024. The interest rate swaps effectively fix the floating rate of interest payments associated with the term loan under the Credit Agreement. The Company designated these contracts as cash flow hedges and changes in the fair value are recorded in "Other comprehensive income (loss)" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net."
The Company entered into cross-currency swaps to effectively convert the initial $750 million term loan under the Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through January 2024. The Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge counterparties on an aggregate initial notional amount of $750 million. The Company has designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations. Changes in the fair value are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss."

All interest payments to be paid during the last two years preceding the maturity date of the term loan will revert back to a floating rate of interest for both the interest rate swaps and cross-currency swaps. The proceeds from these contracts are reflected as cash flows from Operating Activities on the Consolidated Statement of Cash Flows.
The net result of the above hedges, which expire in January 2024, is an interest rate of approximately 2.3%, which could vary due to changes in the euro and the U.S. dollar exchange rate.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended March 31, 2021, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $17.4 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2021	December 31, 2020
Asset Category
Foreign exchange contracts not designated as hedging instruments	Other current assets	Level 2	$1.2	$0.2
Metals contracts not designated as hedging instruments	Other current assets	Level 2	1.4	0.4
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	17.4	16.3
Total			$20.0	$16.9

Liability Category
Foreign exchange contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$0.4	$0.7
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	2.4	1.6
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	17.4	17.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	24.4	33.5
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	16.3	43.3
Total			$60.9	$96.7
Derivative assets and liabilities include foreign currency, metals, interest rate swaps and cross currency swaps. The fair values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2021.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.51 billion and $1.52 billion, respectively, at March 31, 2021. At December 31, 2020, the carrying value and estimated fair value totaled $1.52 billion and $1.55 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
7. EARNINGS PER SHARE
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A computation of earnings per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2021	2020
Net income from continuing operations attributable to common stockholders	$82.3	$8.4

Basic weighted average common shares outstanding	247.2	250.3
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	1.2
Number of stock options and RSUs	1.4	0.5
Denominator adjustments for diluted EPS	1.4	1.7
Diluted weighted average common shares outstanding	248.6	252.0

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.33	$0.03
Diluted	$0.33	$0.03
For the three months ended March 31, 2021 and 2020, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended March 31,
(shares in millions)	2021	2020
Shares issuable upon vesting of RSUs and exercise of stock options	3.0	4.9
Total	3.0	4.9

8. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $9.9 million and $10.1 million at March 31, 2021 and December 31, 2020, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.

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
Arysta Sale
In connection with the Arysta Sale, which closed on January 31, 2019, the Company agreed to retain certain liabilities associated with legal and tax proceedings, primarily related to an Arysta subsidiary in Brazil. The Company does not expect to incur a material loss as a result of these proceedings. However, the resolutions of these matters may take several years and, to the extent not covered by insurance, may adversely impact the Company's financial position or results of operations.
9. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items, within the periods presented. The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
For the three months ended March 31, 2021, the Company recognized income tax expense of $31.1 million resulting in an effective tax rate of 27%, as compared to income tax expense of $4.1 million resulting in an effective tax rate of 33% in the same period for 2020. The increase in income tax expense between these periods is primarily attributable to higher pre-tax earnings. Tax expense for the three months ended March 31, 2021 includes the negative impact of foreign withholding tax accruals and uncertain tax positions. Tax expense for the three months ended March 31, 2020 includes the negative impact of U.S. global intangible low-taxed income provisions and a benefit for the release of a valuation allowance on interest limitation carryforwards.
10. RELATED PARTY TRANSACTIONS
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
11. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker (or CODM) for purposes of allocating resources and evaluating performance.
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as EBITDA, as further adjusted for additional items included in earnings which the Company believes are not representative or indicative of each of its segments' ongoing business or are considered to be associated with its capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Net sales:
Electronics
Assembly Solutions	$189.0	$126.0
Circuitry Solutions	108.3	92.9
Semiconductor Solutions	56.2	50.0
Total Electronics	353.5	268.9
Industrial & Specialty
Industrial Solutions	146.3	125.9
Graphics Solutions	34.7	38.6
Energy Solutions	15.6	19.2
Total Industrial & Specialty	196.6	183.7
Total net sales	$550.1	$452.6

Adjusted EBITDA:
Electronics	$92.5	$66.5
Industrial & Specialty	45.4	43.6
Total Adjusted EBITDA	$137.9	$110.1
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Net income attributable to common stockholders	$82.3	$8.6
Add (subtract):
Income from discontinued operations, net of tax	—	(0.2)
Income tax expense	31.1	4.1
Interest expense, net	12.9	16.7
Depreciation expense	9.4	10.5
Amortization expense	29.7	29.4
EBITDA	165.4	69.1
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	—	1.4
Restructuring expense	2.3	1.0
Acquisition and integration (income) expense	(2.7)	6.6
Foreign exchange (gain) loss on internal debt	(28.0)	29.1
Other, net	0.9	2.9
Adjusted EBITDA	$137.9	$110.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2020 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2020 Annual Report.
Overview
Our Business
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
In the context of the COVID-19 pandemic, our highest priority is protecting our employees, customers and other stakeholders. We proactively developed and continue to implement Company-wide COVID-19 health and safety policies and procedures based on guidance from global health organizations, relevant governments and pandemic response best practices. As the administration of vaccine programs ramps up, we continue to monitor the implications of the pandemic on our business as well as our customers' and suppliers' businesses.

The ultimate extent of the impact of COVID-19 on our business or our future results of operations, financial condition, expected cash flows and/or stock price remains unknown as COVID-19, including its variants, continue to spread. The long-term impact of this pandemic will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be quantified at this time. These factors include the duration of the pandemic, the efficacy, availability and/or public acceptance of vaccines targeting COVID-19, the impact of variants of COVID-19 that may affect its spread or virulence or the effectiveness of vaccines on the virus and/or its variants, and evolving macroeconomic factors driven by the virus's overall spread and impact.
Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2020 Annual Report.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain non-GAAP financial measures, such as operating results on a constant currency and organic basis and Adjusted EBITDA. Management internally reviews these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. We believe these non-GAAP financial measures, which are each further described below, provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on our financial results in any particular period or are considered to be associated with our capital structure.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA, excluding the impact of additional items included in GAAP earnings which we believe are not representative or indicative of our ongoing business or are considered to be associated with our capital structure. Management believes Adjusted EBITDA provides investors with a more complete understanding of the long-term profitability trends of our business and facilitates comparisons of our profitability to prior and future periods.
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 11, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2021 as compared to the three months ended March 31, 2020

	Three Months Ended March 31,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	Organic
Net sales	$550.1	$452.6	22%	17%	11%
Cost of sales	309.1	255.3	21%	17%
Gross profit	241.0	197.3	22%	18%
Gross margin	43.8%	43.6%	20 bps	20 bps
Operating expenses	141.1	142.7	(1)%	(4)%
Operating profit	99.9	54.6	83%	75%
Operating margin	18.2%	12.1%	610bps	590bps
Other income (expense), net	13.5	(42.1)	(nm)
Income tax expense	(31.1)	(4.1)	(nm)
Net income from continuing operations	82.3	8.4	(nm)
Income from discontinued operations, net of tax	—	0.2	(nm)
Net income	$82.3	$8.6	(nm)

Adjusted EBITDA	$137.9	$110.1	25%	20%
Adjusted EBITDA margin	25.1%	24.3%	80bps	60bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2021 increased by 22% on a reported basis, 17% on a constant currency basis and 11% on an organic basis. Electronics' consolidated results were positively impacted by $22.8 million of pass-through metals pricing and Industrial & Specialty's consolidated results were positively impacted by $4.7 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended March 31,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$189.0	$126.0	50%	(5)%	45%	(18)%	—%	27%
Circuitry Solutions	108.3	92.9	17%	(6)%	11%	—%	—%	11%
Semiconductor Solutions	56.2	50.0	13%	(2)%	11%	—%	—%	11%
Total	353.5	268.9	31%	(5)%	27%	(8)%	—%	18%

Industrial & Specialty:
Industrial Solutions	146.3	125.9	16%	(4)%	12%	—%	(4)%	8%
Graphics Solutions	34.7	38.6	(10)%	(2)%	(12)%	—%	—%	(12)%
Energy Solutions	15.6	19.2	(19)%	0%	(19)%	—%	—%	(19)%
Total	196.6	183.7	7%	(3)%	4%	—%	(3)%	1%

Total	$550.1	$452.6	22%	(4)%	17%	(5)%	(1)%	11%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2021 increased 31% on a reported basis and 18% on an organic basis.
•Assembly Solutions: net sales increased 50% on a reported basis and 27% on an organic basis. Pass-through metals pricing had a positive impact of 18% on reported net sales. Foreign exchange had a positive impact of 5% on reported net sales. The increase in organic net sales was primarily due to automotive recovery in Asia compared to COVID-19-related production slowdowns in the first quarter of 2020, as well as stronger demand from power electronics customers.
•Circuitry Solutions: net sales increased 17% on a reported basis and 11% on an organic basis. Foreign exchange had a positive impact of 6% on reported net sales. The increase in organic net sales was primarily due to demand in mobile applications and automotive.
•Semiconductor Solutions: net sales increased 13% on a reported basis and 11% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to strong demand for wafer plating chemistries in the 5G telecommunications infrastructure and automotive end markets.
Industrial & Specialty's net sales in the first quarter of 2021 increased 7% on a reported basis and 1% on an organic basis.
•Industrial Solutions: net sales increased 16% on a reported basis and 8% on an organic basis. The DMP Acquisition had a positive impact of 4% on reported net sales. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to automotive recovery in Asia compared to COVID-19-related production slowdowns in the first quarter of 2020, and improved demand in construction and industrial manufacturing markets in Europe.
•Graphics Solutions: net sales declined 10% on a reported basis and 12% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The decrease in organic net sales was primarily due to prior year COVID-19-related demand in Europe and the Americas for consumer packaged goods in the first quarter of 2020 that did not recur.
•Energy Solutions: net sales declined 19% on a reported and organic basis. Foreign exchange did not have a material impact on reported net sales. The decrease in organic net sales was primarily due to volatile energy prices, which significantly curtailed production and drilling activity globally.

Gross Profit

	Three Months Ended March 31,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Gross profit
Electronics	$149.6	$112.4	33%	28%
Industrial & Specialty	91.4	84.9	8%	5%
Total	$241.0	$197.3	22%	18%

Gross margin
Electronics	42.3%	41.8%	50 bps	50 bps
Industrial & Specialty	46.5%	46.2%	30 bps	40 bps
Total	43.8%	43.6%	20 bps	20 bps
Electronics' gross profit in the first quarter of 2021 increased by 33% on a reported basis and 28% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes. The increase in gross margin was primarily due to increased leverage on our fixed manufacturing costs partially offset by increased net sales of products containing metals in our Assembly business.

Industrial & Specialty's gross profit in the first quarter of 2021 increased by 8% on a reported basis and 5% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes in automotive, construction and industrial manufacturing partially offset by net sales declines in our Graphics and Energy Solutions businesses. The increase in gross margin was primarily due to increased leverage on our fixed manufacturing costs.
Operating Expenses

	Three Months Ended March 31,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Selling, technical, general and administrative	$129.6	$125.2	4%	1%
Research and development	11.5	17.5	(34)%	(35)%
Total	$141.1	$142.7	(1)%	(4)%

Operating expenses as % of Net sales
Selling, technical, general and administrative	23.6%	27.7%	(410) bps	(400) bps
Research and development	2.1%	3.9%	(180) bps	(180) bps
Total	25.7%	31.5%	(580) bps	(570) bps
Operating expenses in the first quarter of 2021 decreased 1% on a reported basis and 4% on a constant currency basis. The decrease was primarily driven by $6.3 million of research and development expense incurred in the first quarter of 2020 related to the acquisition of a new subsea production control fluid designed to compliment our Energy Solutions business and lower travel expenses of $2.3 million. These decreases were partially offset by $6.7 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results.

Other (Expense) Income

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Other (expense) income
Interest expense, net	$(12.9)	$(16.7)
Foreign exchange gain (loss)	28.0	(25.8)
Other (expense) income, net	(1.6)	0.4
Total	$13.5	$(42.1)
Interest Expense, Net
For the three months ended March 31, 2021, net interest expense decreased $3.8 million primarily due to our private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and the subsequent full redemption of our 5.875% USD Notes due 2025 during the third quarter of 2020.
Foreign Exchange Gain (Loss)
For the three months ended March 31, 2021, foreign exchange gain increased $53.8 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 9, Income Taxes, for further information.
We evaluate our valuation allowance conclusions on a quarterly basis. Depending on future business performance, it is reasonably possible that adjustments will be made in 2021 to the valuation allowances established with respect to U.S. tax attributes, including net operating loss carryforwards in certain states.
Other Comprehensive Loss
Other comprehensive loss for the three months ended March 31, 2021 totaled $45.3 million, as compared to $54.5 million in the prior year. The change was primarily driven by the revaluation of our interest rate swaps and foreign currency translation gains associated with the Brazilian real and Chinese yuan partially offset by foreign currency translation losses associated with the euro and British pound.
Segment Adjusted EBITDA Performance

	Three Months Ended March 31,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$92.5	$66.5	39%	33%
Industrial & Specialty	45.4	43.6	4%	1%
Total	$137.9	$110.1	25%	20%

Adjusted EBITDA margin:
Electronics	26.2%	24.8%	140 bps	110 bps
Industrial & Specialty	23.1%	23.7%	(60) bps	(60) bps
Total	25.1%	24.3%	80 bps	60 bps

For the three months ended March 31, 2021, Electronics' Adjusted EBITDA increased 39% on a reported basis and 33% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit partially offset by increased incentive compensation costs, primarily due to higher accruals associated with projected full year financial results. Industrial & Specialty's Adjusted EBITDA increased 4% on a reported basis and 1% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit partially offset by increased incentive compensation costs, primarily due to higher accruals associated with projected full year financial results.
Liquidity and Capital Resources
Our primary source of liquidity during the three months ended March 31, 2021 was available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, debt service obligations, capital expenditures, working capital and dividend payments. Our first significant debt principal payment of approximately $700 million, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
Subject to final approval from the Board, we currently expect to pay a 6 cents per share dividend on a quarterly basis, starting in the second quarter of 2021. However, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the three months ended March 31, 2021, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $318 million of cash and cash equivalents at March 31, 2021, $211 million was held by our foreign subsidiaries. During the three months ended March 31, 2021, domestic cash was primarily used for debt service obligations and dividend payments.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Cash provided by operating activities	$32.6	$61.2
Cash provided by (used in) investing activities	$10.5	$(16.4)
Cash (used in) provided by financing activities	$(14.2)	$283.4

Operating Activities
The decrease in net cash flows provided by operating activities of $28.6 million was driven primarily by the amount and timing of interest payments, higher incentive compensation payments and higher levels of working capital including a build of safety inventory as a result of potential global supply chain disruptions. These decreases were partially offset by higher cash operating profits (net income adjusted for non-cash items). Interest on our 3.875% USD Notes due 2028 is payable semi-annually in the first and third quarter, whereas interest on our 5.875% USD Notes due 2025 was payable semi-annually in the second and fourth quarter.
Investing Activities
The increase in net cash flows provided by investing activities was primarily driven by $19.0 million of cash received for the sale of a dormant facility in New Jersey during the first quarter of 2021.
Financing Activities
During the three months ended March 31, 2021, we used cash on-hand to pay dividends of $12.4 million. During the three months ended March 31, 2020, we used cash on-hand to repurchase shares of our common stock for an aggregate purchase price of $33.1 million and, as a precautionary measure considering the uncertain state of the global economy and capital markets at the onset of the COVID-19 pandemic, we borrowed $320 million under our revolving credit facility. The borrowing was repaid in its entirety in April of 2020. We did not have any borrowings under our revolving credit facility during the three months ended March 31, 2021.
Financial Borrowings
Credit Facilities & Senior Notes
At March 31, 2021, we had $1.51 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$788 million of 3.875% USD Notes due 2028; and
•$726 million of term debt arrangements outstanding under our term loans.
Availability under the revolving credit facility and various lines of credit and overdraft facilities totaled $349 million at March 31, 2021 (net of $5.5 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2021, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the indenture governing the 3.875% USD Notes.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2020 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2020 Annual Report.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 8, Contingencies, Environmental and Legal Matters, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.

Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended March 31, 2021 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
January 1 - January 31	—	$—	—	$187
February 1 - February 28	—	$—	—	$187
March 1 - March 31	1,700	$17.89	1,700	$187
Total	1,700	$17.89	1,700	$187
(1) In July 2018, our Board of Directors authorized a program to repurchase up to $750 million of the Company’s common stock, of which approximately $563 million had been utilized as of March 31, 2021. The Company’s share repurchase program does not require the repurchase of any specific number of shares and shares repurchases are made opportunistically at the discretion of the Company. This program does not have an expiration date, but may be suspended or terminated by the Board at any time.
The table above excludes shares purchased by the Company in connection with tax withholdings associated with the vesting of RSUs as these shares were not issued or considered share repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(b) On April 27, 2018, Scot R. Benson, a member of the Board, has confirmed to the Board his decision not to seek reelection to the Board effective as of the date of the Company's 2021 annual meeting of stockholders (the "2021 Annual Meeting"), or June 8, 2021. There was no disagreement between Mr. Benson and the Company on any matter relating to the Company's operations, policies or practices. As indicated in the Company's definitive proxy statement filed with the SEC on April 28, 2021, Mr. Benson is expected to be replaced by Ms. Elyse Napoli Filon, a Company independent director nominee, subject to her election at the 2021 Annual Meeting.
(e) On April 28, 2021, the Company entered into its standard change of control agreement with each of Joseph J. D'Ambrisi, EVP, Head of Electronics, and Michael Goralski, EVP, Head of Industrial & Specialty and Global Supply Chain. A form of the change of control agreement, as revised on November 6, 2019, is attached as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference, along with a detailed summary of its material terms previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on April 8, 2016.
(e) In connection with the retirement of Patricia A. Mount as Vice President, Program Management & Integration of Element Solutions on March 31, 2021, the Company and Ms. Mount entered into a letter agreement and release, which will become effective on May 4, 2021 (the "Effective Date"), if not revoked. The letter agreement includes, among other things (i) a customary release and restrictive covenants, including non-competition and non-solicitation obligations as well as confidentiality provisions, (ii) the acceleration of vesting, within 60 days after the Effective Date, of Ms. Mount's outstanding performance-based restricted stock units at target level, (iii) eligibility for continued vesting of Ms. Mount 's outstanding unvested stock options according to their original time vesting criteria and (iv) an agreement by Ms. Mount to provide certain consulting services to the Company up to 100 hours per year for two years.
A copy of the letter agreement is filed with this Quarterly Report as Exhibit 10.2 and is incorporated herein by reference. The foregoing summary of the letter agreement is not intended to be complete and is qualified in its entirety by reference to the text of the letter agreement.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws (filed as Exhibit 3.2 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
10.1†	Form of Change in Control Agreement (included as Exhibit 10.1 of the Quarterly Report on Form 10-Q filed on November 7, 2019, and incorporated herein by reference)
10.2*	Letter Agreement and Release by and between the Company and Patricia A. Mount, dated April 27, 2021
31.1*	Principal Executive Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
*    Filed herewith.
**     Furnished herewith.
†     Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 29, 2021.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)