Form 10-Q
period 2021-06-30
Element Solutions Inc
filed 2021-07-29
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 22, 2021: 247,567,929

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., a former subsidiary of Element Solutions, which operated the Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL Corporation Ltd., on January 31, 2019, for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
DMP Acquisition	Acquisition on July 1, 2020 of Industrial Water Treatment Solutions Corporation and its two subsidiaries, DMP Corporation and Industrial Specialty Chemicals, Inc. dba "DMP."
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW Acquisition	Acquisition on May 5, 2021 of H.K. Wentworth Limited and its subsidiaries.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
OEM	Original equipment manufacturer.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2021.
RSUs	Restricted stock units issued by Element Solutions from time to time under its 2013 Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, converted into shares of Element Solutions' common stock on February 25, 2020.
2020 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017 and fully redeemed on September 4, 2020.

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the parties' ability to satisfy the closing conditions of the Coventya acquisition and to finalize and execute the definitive documentation relating to the add-on debt, including the execution of an amendment to the Credit Agreement and closing of the incremental facility for the increase of the existing term loans; the timing of the closing of the Coventya acquisition, the purchase price for the Coventya acquisition, funding of the add-on transaction and effective date of the related forward starting swaps; the use of proceeds from the add-on transaction; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price; capital requirements and availability of financing; increased expectations for strong full year 2021 financial results; probable achievement of the performance target related to certain performance-based RSUs; cost containment and cost savings; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies, assessments and adjustments; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
These forward-looking statements are based on our current expectations about future events, financial performance and trends and do not directly relate to any historical or current facts. These statements are subject to a number of risks, uncertainties and assumptions, including those discussed in Part I, Item 1A, Risk Factors, of our 2020 Annual Report. Moreover, as we operate in a very competitive and rapidly changing environment, new risks emerge from time to time. In light of these risks, uncertainty and assumptions, our actual results may differ materially from the results anticipated or implied in the forward-looking statements. Any forward-looking statement is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 13, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$586.6	$387.0	$1,136.7	$839.6
Cost of sales	348.1	224.5	657.2	479.8
Gross profit	238.5	162.5	479.5	359.8
Operating expenses:
Selling, technical, general and administrative	154.7	113.4	284.3	238.6
Research and development	12.8	9.6	24.3	27.1
Total operating expenses	167.5	123.0	308.6	265.7
Operating profit	71.0	39.5	170.9	94.1
Other (expense) income:
Interest expense, net	(12.9)	(16.9)	(25.8)	(33.6)
Foreign exchange (loss) gain	(5.2)	(12.8)	22.8	(38.6)
Other expense, net	(5.7)	(1.7)	(7.3)	(1.3)
Total other expense	(23.8)	(31.4)	(10.3)	(73.5)
Income before income taxes and non-controlling interests	47.2	8.1	160.6	20.6
Income tax benefit (expense)	31.9	(5.8)	0.8	(9.9)
Net income from continuing operations	79.1	2.3	161.4	10.7
Income (loss) from discontinued operations, net of tax	2.0	(1.1)	2.0	(0.9)
Net income attributable to common stockholders	$81.1	$1.2	$163.4	$9.8

Earnings per share
Basic from continuing operations	$0.32	$0.01	$0.65	$0.04
Basic from discontinued operations	0.01	—	0.01	—
Basic attributable to common stockholders	$0.33	$0.01	$0.66	$0.04

Diluted from continuing operations	$0.32	$0.01	$0.65	$0.04
Diluted from discontinued operations	0.01	—	0.01	—
Diluted attributable to common stockholders	$0.33	$0.01	$0.66	$0.04

Weighted average common shares outstanding
Basic	247.5	248.8	247.4	249.6
Diluted	247.9	249.0	248.0	250.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$81.1	$1.2	$163.4	$9.8

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax benefit of $2.0 and $0.0 for the three months ended June 30, 2021 and 2020 and tax expense of $3.9 and $0.0 for the six months ended June 30, 2021 and 2020, respectively	34.5	12.9	(18.2)	(10.7)
Total foreign currency translation adjustments	34.5	12.9	(18.2)	(10.7)
Pension and post-retirement plans:
Other comprehensive income (loss) before reclassifications, net of tax expense of $0.0 for the three months ended June 30, 2021 and 2020 and $0.0 and $0.5 for the six months ended June 30, 2021 and 2020, respectively	—	—	—	(0.5)
Total pension and post-retirement plans	—	—	—	(0.5)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $1.0 and $0.0 for the three months ended June 30, 2021 and 2020 and $2.8 and $0.0 for the six months ended June 30, 2021 and 2020, respectively	(1.9)	(5.4)	1.1	(37.4)
Reclassifications, net of tax expense of $0.0 for the three months ended June 30, 2021 and 2020 and $0.0 for the six months ended June 30, 2021 and 2020, respectively	4.5	3.7	8.9	5.3
Total unrealized gain (loss) arising on qualified hedging derivatives	2.6	(1.7)	10.0	(32.1)
Other comprehensive income (loss)	37.1	11.2	(8.2)	(43.3)
Comprehensive income (loss) attributable to common stockholders	$118.2	$12.4	$155.2	$(33.5)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2021	2020
Assets
Cash & cash equivalents	$318.4	$291.9
Accounts receivable, net of allowance for doubtful accounts of $10.1 and $9.7 at June 30, 2021 and December 31, 2020, respectively	450.0	403.4
Inventories	280.4	203.1
Prepaid expenses	28.5	24.0
Other current assets	67.7	67.5
Total current assets	1,145.0	989.9
Property, plant and equipment, net	242.4	240.4
Goodwill	2,267.1	2,252.7
Intangible assets, net	823.8	855.9
Other assets	162.2	141.2
Non-current assets of discontinued operations	3.3	3.3
Total assets	$4,643.8	$4,483.4
Liabilities and stockholders' equity
Accounts payable	$140.0	$95.6
Current installments of long-term debt	7.4	7.4
Accrued expenses and other current liabilities	203.0	204.2
Current liabilities of discontinued operations	5.1	7.1
Total current liabilities	355.5	314.3
Debt	1,505.8	1,508.1
Pension and post-retirement benefits	40.9	43.3
Deferred income taxes	112.6	112.9
Other liabilities	160.7	186.7
Total liabilities	2,175.5	2,165.3
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock: 400.0 shares authorized (2021: 261.9 shares issued; 2020: 261.3 shares issued)	2.6	2.6
Additional paid-in capital	4,146.9	4,122.9
Treasury stock (2021: 14.3 shares; 2020: 14.2 shares)	(139.4)	(137.7)
Accumulated deficit	(1,337.1)	(1,473.2)
Accumulated other comprehensive loss	(203.0)	(194.8)
Total stockholders' equity	2,470.0	2,319.8
Non-controlling interests	(1.7)	(1.7)
Total equity	2,468.3	2,318.1
Total liabilities and stockholders' equity	$4,643.8	$4,483.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$163.4	$9.8
Net income (loss) from discontinued operations, net of tax	2.0	(0.9)
Net income from continuing operations	161.4	10.7
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	79.2	79.3
Deferred income taxes	(35.7)	(0.7)
Foreign exchange (gain) loss	(20.4)	37.9
Incentive stock compensation	21.3	3.4
Other, net	0.8	10.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(38.0)	43.5
Inventories	(67.9)	(15.9)
Accounts payable	37.8	(13.6)
Accrued expenses	(8.8)	(22.2)
Prepaid expenses and other current assets	(14.8)	(7.2)
Other assets and liabilities	(1.9)	(0.5)
Net cash flows provided by operating activities of continuing operations	113.0	124.7
Cash flows from investing activities:
Capital expenditures	(17.3)	(15.0)
Proceeds from disposal of property, plant and equipment	—	1.5
Acquisition of business, net of cash acquired	(50.9)	—
Other, net	19.1	(5.7)
Net cash flows used in investing activities of continuing operations	(49.1)	(19.2)
Cash flows from financing activities:
Repayments of borrowings	(3.7)	(3.9)
Repurchases of common stock	—	(33.1)
Dividends	(27.2)	—
Other, net	(6.4)	(1.3)
Net cash flows used in financing activities of continuing operations	(37.3)	(38.3)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	—	(14.7)
Net cash flows used in discontinued operations	—	(14.7)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(5.3)
Net increase in cash and cash equivalents	26.5	47.2
Cash and cash equivalents at beginning of period	291.9	190.1
Cash and cash equivalents at end of period	$318.4	$237.3

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2021	261,768,818	$2.6	$4,129.5	14,315,406	$(139.2)	$(1,403.3)	$(240.1)	$2,349.5	$(1.7)	$2,347.8
Net income	—	—	—	—	—	81.1	—	81.1	—	81.1
Other comprehensive income, net of taxes	—	—	—	—	—	—	37.1	37.1	—	37.1
Exercise/ vesting of share based compensation	97,997	—	0.1	11,027	(0.2)	—	—	(0.1)	—	(0.1)
Issuance of common stock under ESPP	18,366	—	0.2	—	—	—	—	0.2	—	0.2
Dividends ($0.06 per share)	—	—	—	—	—	(14.9)	—	(14.9)	—	(14.9)
Equity compensation expense	—	—	17.1	—	—	—	—	17.1	—	17.1
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3

Three Months Ended June 30, 2020	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2020	260,933,009	$2.6	$4,117.1	12,182,019	$(113.9)	$(1,527.9)	$(334.9)	$2,143.0	$(1.6)	$2,141.4
Net income	—	—	—	—	—	1.2	—	1.2	—	1.2
Other comprehensive income, net of taxes	—	—	—	—	—	—	11.1	11.1	—	11.1
Exercise/ vesting of share based compensation	81,554	—	—	7,894	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under ESPP	29,877	—	0.2	—	—	—	—	0.2	—	0.2
Equity compensation expense	—	—	1.4	—	—	—	—	1.4	—	1.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2020	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	163.4	—	163.4	—	163.4
Other comprehensive income, net of taxes	—	—	—	—	—	—	(8.2)	(8.2)	—	(8.2)
Exercise/ vesting of share based compensation	514,410	—	2.0	95,453	(1.7)	—	—	0.3	—	0.3
Issuance of common stock under ESPP	40,644	—	0.5	—	—	—	—	0.5	—	0.5
Repurchases of common stock	—	—	—	1,700	—	—	—	—	—	—
Dividends ($0.11 per share)	—	—	—	—	—	(27.3)	—	(27.3)	—	(27.3)
Equity compensation expense	—	—	21.5	—	—	—	—	21.5	—	21.5
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3

Six Months Ended June 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	9.8	—	9.8	—	9.8
Other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	(43.3)	(43.3)	—	(43.3)
Exercise/ vesting of share based compensation	—	—	557,541	—	0.2	170,227	(2.0)	—	—	(1.8)	—	(1.8)
Issuance of common stock under ESPP	—	—	58,566	—	0.5	—	—	—	—	0.5	—	0.5
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,742,488	(33.1)	—	—	(33.1)	—	(33.1)
Equity compensation expense	—	—	—	—	3.8	—	—	—	—	3.8	—	3.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2020	—	$—	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in the Company’s 2020 Annual Report.
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
2. ACQUISITION
HKW Acquisition
On May 5, 2021, the Company completed the HKW Acquisition for $50.9 million, net of cash, subject to post-closing adjustments. The H.K. Wentworth business specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements our broader electronics portfolio with many applications overlapping with semiconductor technologies. The operations of the H.K. Wentworth business are included in our Electronics business segment.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the allocation of the purchase price to the identified assets acquired and liabilities assumed at the acquisition date:

(dollars in millions)
Identifiable assets acquired and liabilities assumed
Accounts receivable	$10.3
Inventories	13.9
Other current assets	3.0
Property, plant and equipment	6.4
Identifiable intangible assets	28.7
Other assets	2.5
Current liabilities	(21.3)
Long-term liabilities	(10.6)
Total identifiable net assets	32.9
Goodwill	18.0
Total purchase price	$50.9
The excess of the cost of the HKW Acquisition over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The majority of the goodwill recorded in connection with the HKW Acquisition is not expected to be deductible for tax purposes.
The fair value of the identifiable intangible assets recorded in conjunction with the HKW Acquisition was as follows:

(dollars in millions)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$20.8	12
Trade name	1.0	5
Developed technology	6.9	5
Total	$28.7	10.1
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
As of June 30, 2021, the purchase price allocation for the HKW Acquisition is preliminary, and we expect to complete the purchase price allocation within the one year measurement period.
The HKW Acquisition was not significant to our Condensed Consolidated Financial Statements, therefore, pro forma and post acquisition results of operations have not been presented.
Proposed Coventya Acquisition
On June 11, 2021, the Company announced its planned acquisition of Coventya Holdings SAS, a global provider of specialty chemicals for the surface finishing industry, for a purchase price expected to be approximately €420 million, subject to adjustments. The Company expects to fund this acquisition with $400 million of add-on debt to its existing term loans and cash on hand. This acquisition is expected to close in September 2021, subject to customary closing conditions.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Finished goods	$163.3	$119.7
Work in process	35.0	23.0
Raw materials and supplies	82.1	60.4
Total inventories	$280.4	$203.1
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	June 30, 2021	December 31, 2020
Land and leasehold improvements	$53.1	$53.2
Buildings and improvements	144.4	139.5
Machinery, equipment, fixtures and software	267.7	245.8
Construction in process	24.8	22.3
Total property, plant and equipment	490.0	460.8
Accumulated depreciation	(247.6)	(220.4)
Property, plant and equipment, net	$242.4	$240.4
For the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $9.7 million and $10.5 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense of $19.1 million and $21.0 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify a dormant facility in New Jersey, included in its Electronics business segment, as held for sale. The sale of the facility was completed in January 2021 and the Company recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations. The Company had received initial deposits of $4.6 million in the second half of 2020 and received the remaining cash of $19.0 million associated with the sale during the first quarter of 2021. Cash flows associated with the sale of this facility are included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash inflow from investing activities.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2020	$1,274.0	$978.7	(1)	$2,252.7
Acquisition (2)	18.0	—		18.0
Foreign currency translation	0.8	(4.4)		(3.6)
Balance at June 30, 2021	$1,292.8	$974.3		$2,267.1
(1) Includes accumulated impairment losses of $46.6 million.
(2) In May 2021, the Company completed the HKW Acquisition. The impact of this acquisition on the Company's results of operations was not material.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Indefinite-Lived Intangible Asset
The carrying value of the indefinite-lived intangible asset other than goodwill, which consisted of a trade name, was $68.0 million at June 30, 2021 and December 31, 2020, respectively.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	June 30, 2021			December 31, 2020
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,003.6	$(472.1)	$531.5	$984.3	$(435.4)	$548.9
Developed technology	373.7	(227.5)	146.2	400.0	(241.5)	158.5
Trade names	92.2	(14.1)	78.1	91.8	(11.3)	80.5
Other	—	—	—	1.7	(1.7)	—
Total	$1,469.5	$(713.7)	$755.8	$1,477.8	$(689.9)	$787.9
For the three months ended June 30, 2021 and 2020, the Company recorded amortization expense on intangible assets of $30.4 million and $28.9 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded amortization expense on intangible assets of $60.1 million and $58.3 million, respectively.
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
Term Loans (1)	2026	LIBOR plus 2.00%	$724.5	$727.5
Senior Notes - $800 million (2)	2028	3.875%	788.7	788.0
Total debt			1,513.2	1,515.5
Less: current installments of long-term debt			7.4	7.4
Total long-term debt			$1,505.8	$1,508.1

(1) Term loans, net of unamortized discounts and debt issuance costs of $6.8 million and $7.6 million at June 30, 2021 and December 31, 2020, respectively. The effective interest rate was 2.4% at June 30, 2021 and December 31, 2020, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $11.3 million and $12.0 million at June 30, 2021 and December 31, 2020, respectively. The effective interest rate was 4.1% at June 30, 2021 and December 31, 2020, respectively.
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an aggregate initial principal amount of $1.08 billion, consisting of a revolving credit facility in an aggregate initial principal amount of $330 million maturing in 2024 and a term loan in an aggregate initial principal amount of $750 million maturing in 2026.
Borrowings under the Credit Agreement bear interest at a per annum rate equal to a Base Rate, as defined in the Credit Agreement, plus, in each case, an applicable interest rate equal to a spread of 1.00% with respect to Base Rate Loans and a spread of 2.00% with respect to Eurocurrency Rate Loans. The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving credit facility of 0.50% per annum, subject to a step-down to 0.375% based on the Company’s first lien net leverage ratio.

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
At June 30, 2021, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at June 30, 2021 or December 31, 2020. The Company had letters of credit outstanding of $5.9 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively, of which $5.5 million at June 30, 2021 and December 31, 2020, respectively, reduced the borrowings available under the various facilities. At June 30, 2021 and December 31, 2020, the availability under these facilities totaled approximately $349 million, respectively, net of outstanding letters of credit.

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
At June 30, 2021, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure with the U.S. dollar. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2021 and December 31, 2020 was approximately $73.8 million and $78.5 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.7 million net current liability at June 30, 2021 and a $0.5 million net current liability at December 31, 2020.
Commodities
As part of its risk management policy, the Company enters into commodity futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $45.2 million and $25.0 million at June 30, 2021 and December 31, 2020, respectively. The market value of the metals forward contracts was a $0.4 million net current asset at June 30, 2021 and a $1.2 million net current liability at December 31, 2020. Substantially all contracts outstanding at June 30, 2021 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Interest Rates and Cross-Currency Swaps
The Company entered into interest rate swaps to mitigate its exposure to fluctuations in interest rates on its term loans through January 2024. The interest rate swaps effectively fix the floating rate of interest payments associated with the term loans under the Credit Agreement. The Company designated these contracts as cash flow hedges and changes in the fair value are recorded in "Accumulated other comprehensive loss" and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swaps are included in the Condensed Consolidated Statements of Operations as "Interest expense, net."
The Company entered into cross-currency swaps to effectively convert the initial $750 million term loans under the Credit Agreement, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through January 2024. The Company is obligated to make periodic euro-denominated coupon payments to the hedge counterparties on an aggregate initial notional amount of €662 million, in exchange for periodic U.S. dollar-denominated coupon payments from these hedge

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

counterparties on an aggregate initial notional amount of $750 million. The Company has designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in its European operations. Changes in the fair value are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss."

All interest payments to be paid during the last two years preceding the maturity date of the term loan will revert back to a floating rate of interest for both the interest rate swaps and cross-currency swaps. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows.
The net result of the above hedges, which expire in January 2024, is an interest rate of approximately 2.4%, which could vary due to changes in the euro and the U.S. dollar exchange rate.
For the three and six months ended June 30, 2021, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $17.5 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
In June 2021, the Company entered into forward starting swaps to effectively convert the $400 million of anticipated add-on debt into fixed-rate euro-denominated debt through their maturity in January 2025. The add-on transaction, which was priced and allocated on June 23, 2021, is expected to close concurrently with the acquisition of Coventya Holding SAS in September 2021, at which time the forward starting swaps are expected to become effective. The Company has not yet designated the forward starting swap contracts as eligible for hedge accounting and, as a result, changes in the fair value of the forward starting swap contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2021	December 31, 2020
Asset Category
Foreign exchange contracts not designated as hedging instruments	Other current assets	Level 2	$—	$0.2
Metals contracts not designated as hedging instruments	Other current assets	Level 2	1.5	0.4
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	17.0	16.3
Forward starting swaps not designated as hedging instruments	Other current assets	Level 2	2.6	—
Forward starting swaps not designated as hedging instruments	Other assets	Level 2	1.1	—
Total			$22.2	$16.9

Liability Category
Foreign exchange contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$0.7	$0.7
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	1.1	1.6
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	17.5	17.6
Forward starting swaps not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	1.2	—
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	20.9	33.5
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	25.5	43.3
Forward starting swaps not designated as hedging instruments	Other liabilities	Level 2	4.3	—
Total			$71.2	$96.7
Derivative assets and liabilities include foreign currency, metals, forward starting swaps, interest rate swaps and cross currency swaps. The fair values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and six months ended June 30, 2021.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.51 billion and $1.55 billion, respectively, at June 30, 2021. At December 31, 2020, the carrying value and estimated fair value totaled $1.52 billion and $1.55 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. STOCKHOLDERS’ EQUITY
Performance-based RSUs
The vesting of certain performance-based RSUs previously granted to key executives is subject to the achievement by the Company of a certain performance target in any fiscal year ending on or before December 31, 2022, and continuous service. Prior to the second quarter of 2021, the Company did not recognize compensation expense for these awards as the achievement of the performance target was not deemed probable. During the second quarter of 2021, the achievement of the performance target became probable and the Company recorded $13.6 million of expense for these awards in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations.
9. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income from continuing operations attributable to common stockholders	$79.1	$2.3	$161.4	$10.7

Basic weighted average common shares outstanding	247.5	248.8	247.4	249.6
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	—	—	0.6
Number of stock options and RSUs	0.4	0.2	0.6	0.4
Denominator adjustments for diluted EPS	0.4	0.2	0.6	1.0
Diluted weighted average common shares outstanding	247.9	249.0	248.0	250.6

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.32	$0.01	$0.65	$0.04
Diluted	$0.32	$0.01	$0.65	$0.04
For the three and six months ended June 30, 2021 and 2020, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive or because performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2021	2020	2021	2020
Shares issuable upon vesting of RSUs and exercise of stock options	3.7	4.1	4.0	4.2

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.6 million and $10.1 million at June 30, 2021 and December 31, 2020, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
11. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items, within the periods presented. The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
For the three months ended June 30, 2021 and 2020, the Company recognized an income tax benefit of $31.9 million and income tax expense of $5.8 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized an income tax benefit of $0.8 million and income tax expense of $9.9 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The income tax benefit for the three and six months ended June 30, 2021 includes a $51.4 million benefit associated with the release of valuation allowances, the impact of higher pre-tax income and country mix of earnings. The benefit was associated with the release of valuation allowances previously recorded against certain U.S. tax attribute carryforwards, primarily consisting of net operating loss carryforwards in certain states and interest carryforwards. The valuation allowances are being released as the Company expects improved profitability in its domestic business and a shift to a three-year cumulative income position. These expectations are based on actual and forecasted results.

The income tax expense for the three and six months ended June 30, 2020 includes the negative impact of U.S. global intangible low-taxed income provisions and an accrual of a valuation allowance on tax attribute carryforwards, partially offset by the recognition of a benefit associated with the expiration of a statute of limitations.
12. RELATED PARTY TRANSACTIONS
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
13. SEGMENT INFORMATION
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net sales:
Electronics
Assembly Solutions	$205.1	$112.2	$394.1	$238.2
Circuitry Solutions	111.5	92.8	219.8	185.7
Semiconductor Solutions	65.3	48.2	121.5	98.2
Total Electronics	381.9	253.2	735.4	522.1
Industrial & Specialty
Industrial Solutions	148.2	83.6	294.5	209.5
Graphics Solutions	40.0	34.6	74.7	73.2
Energy Solutions	16.5	15.6	32.1	34.8
Total Industrial & Specialty	204.7	133.8	401.3	317.5
Total net sales	$586.6	$387.0	$1,136.7	$839.6

Adjusted EBITDA:
Electronics	$90.7	$58.0	$183.2	$124.5
Industrial & Specialty	42.4	26.8	87.8	70.4
Total Adjusted EBITDA	$133.1	$84.8	$271.0	$194.9
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Net income attributable to common stockholders	$81.1	$1.2	$163.4	$9.8
Add (subtract):
(Income) loss from discontinued operations, net of tax	(2.0)	1.1	(2.0)	0.9
Income tax (benefit) expense	(31.9)	5.8	(0.8)	9.9
Interest expense, net	12.9	16.9	25.8	33.6
Depreciation expense	9.7	10.5	19.1	21.0
Amortization expense	30.4	28.9	60.1	58.3
EBITDA	100.2	64.4	265.6	133.5
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	2.2	—	2.2	1.4
Restructuring expense	1.6	3.3	3.9	4.3
Acquisition and integration expense	5.9	1.3	3.2	7.9
Foreign exchange loss (gain) on internal debt	4.6	11.8	(23.4)	40.9
Adjustment of stock compensation previously not probable (Note 8)	13.6	—	13.6	—
Other, net	5.0	4.0	5.9	6.9
Adjusted EBITDA	$133.1	$84.8	$271.0	$194.9

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
Recent Developments
HKW Acquisition
On May 5, 2021, we completed the HKW Acquisition for $50.9 million, net of cash, subject to post-closing adjustments. The H.K. Wentworth business specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements our broader electronics portfolio with many applications overlapping with semiconductor technologies. The operations of the H.K. Wentworth business are included in our Electronics business segment.

Proposed Coventya Acquisition
On June 11, 2021, we announced our planned acquisition of Coventya Holdings SAS, a global provider of specialty chemicals for the surface finishing industry, for a purchase price expected to be approximately €420 million, subject to adjustments. This acquisition is expected to close in September 2021, subject to customary closing conditions. We expect to fund this acquisition with $400 million of add-on debt to our existing term loans and cash on hand. The add-on transaction, which was priced and allocated on June 23, 2021, is expected to close concurrently with the Coventya acquisition, subject to the finalization and execution of its definitive documentation. On June 29, 2021, we also entered into forward starting swaps to effectively convert the $400 million of anticipated add-on debt into fixed-rate euro-denominated debt through their maturity in January 2025. The forward starting swaps are expected to become effective when the add-on transaction closes.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 13, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	Organic	2021	2020	Reported	Constant Currency	Organic
Net sales	$586.6	$387.0	52%	44%	30%	$1,136.7	$839.6	35%	30%	20%
Cost of sales	348.1	224.5	55%	46%		657.2	479.8	37%	31%
Gross profit	238.5	162.5	47%	41%		479.5	359.8	33%	28%
Gross margin	40.7%	42.0%	(130) bps	(100) bps		42.2%	42.9%	(70) bps	(50) bps
Operating expenses	167.5	123.0	36%	31%		308.6	265.7	16%	12%
Operating profit	71.0	39.5	80%	70%		170.9	94.1	82%	73%
Operating margin	12.1%	10.2%	190bps	180bps		15.0%	11.2%	380bps	370bps
Other expense, net	(23.8)	(31.4)	(24)%			(10.3)	(73.5)	(86)%
Income tax benefit (expense)	31.9	(5.8)	(nm)			0.8	(9.9)	(nm)
Net income from continuing operations	79.1	2.3	(nm)			161.4	10.7	(nm)
Income (loss) from discontinued operations, net of tax	2.0	(1.1)	(nm)			2.0	(0.9)	(nm)
Net income	$81.1	$1.2	(nm)			$163.4	$9.8	(nm)

Adjusted EBITDA	$133.1	$84.8	57%	47%		$271.0	$194.9	39%	32%
Adjusted EBITDA margin	22.7%	21.9%	80bps	50bps		23.8%	23.2%	60bps	40bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2021 increased by 52% on a reported basis, 44% on a constant currency basis and 30% on an organic basis. Electronics' consolidated results were positively impacted by $41.6 million of pass-through metals pricing and $6.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $5.0 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$205.1	$112.2	83%	(9)%	74%	(37)%	—%	37%
Circuitry Solutions	111.5	92.8	20%	(7)%	13%	—%	—%	13%
Semiconductor Solutions	65.3	48.2	35%	(4)%	31%	—%	(13)%	18%
Total	381.9	253.2	51%	(7)%	44%	(16)%	(2)%	25%

Industrial & Specialty:
Industrial Solutions	148.2	83.6	77%	(10)%	67%	—%	(6)%	61%
Graphics Solutions	40.0	34.6	16%	(5)%	11%	—%	—%	11%
Energy Solutions	16.5	15.6	6%	(6)%	0%	—%	—%	0%
Total	204.7	133.8	53%	(8)%	45%	—%	(4)%	41%

Total	$586.6	$387.0	52%	(8)%	44%	(11)%	(3)%	30%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the second quarter of 2021 increased 51% on a reported basis and 25% on an organic basis.
•Assembly Solutions: net sales increased 83% on a reported basis and 37% on an organic basis. Pass-through metals pricing had a positive impact of 37% on reported net sales. Foreign exchange had a positive impact of 9% on reported net sales. The increase in organic net sales was primarily due to continued recovery compared to COVID-19-related production slowdowns in the same period in 2020 as well as stronger demand from power electronics customers.
•Circuitry Solutions: net sales increased 20% on a reported basis and 13% on an organic basis. Foreign exchange had a positive impact of 7% on reported net sales. The increase in organic net sales was primarily due to higher automotive demand in Asia and stronger demand from memory disk customers.
•Semiconductor Solutions: net sales increased 35% on a reported basis and 18% on an organic basis. The HKW Acquisition had a positive impact of 13% on reported net sales. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to higher net sales of advanced plating chemistries containing precious metals and strong demand for wafer plating chemistries in the 5G telecommunications infrastructure and automotive end markets.
Industrial & Specialty's net sales in the second quarter of 2021 increased 53% on a reported basis and 41% on an organic basis.
•Industrial Solutions: net sales increased 77% on a reported basis and 61% on an organic basis. The DMP Acquisition had a positive impact of 6% on reported net sales. Foreign exchange had a positive impact of 10% on reported net sales. The increase in organic net sales was primarily due to strong global recovery compared to COVID-19-related production slowdowns in the same period in 2020, primarily in the automotive markets, and improved demand in construction and industrial manufacturing markets in Europe.
•Graphics Solutions: net sales increased 16% on a reported basis and 11% on an organic basis. Foreign exchange had a positive impact of 5% on reported net sales. The increase in organic net sales was primarily due to packaging growth in the Americas and Europe.

•Energy Solutions: net sales increased 6% on a reported basis and remained relatively flat on an organic basis. Foreign exchange had a positive impact of 6% on reported net sales. Organic results reflect muted new drilling activity in both the current and prior year periods.
Year to date, net sales increased by 35% on a reported basis, 30% on a constant currency basis and 20% on an organic basis. Electronics' consolidated results were positively impacted by $64.3 million of pass-through metals pricing and $6.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $9.7 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$394.1	$238.2	65%	(7)%	58%	(27)%	—%	31%
Circuitry Solutions	219.8	185.7	18%	(6)%	12%	—%	—%	12%
Semiconductor Solutions	121.5	98.2	24%	(3)%	21%	—%	(6)%	15%
Total	735.4	522.1	41%	(6)%	35%	(12)%	(1)%	21%

Industrial & Specialty:
Industrial Solutions	294.5	209.5	41%	(7)%	34%	—%	(5)%	29%
Graphics Solutions	74.7	73.2	2%	(3)%	(1)%	—%	—%	(1)%
Energy Solutions	32.1	34.8	(8)%	(3)%	(10)%	—%	—%	(10)%
Total	401.3	317.5	26%	(5)%	21%	—%	(3)%	18%

Total	$1,136.7	$839.6	35%	(6)%	30%	(8)%	(2)%	20%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 41% on a reported basis and 21% on an organic basis.
•Assembly Solutions: net sales increased 65% on a reported basis and 31% on an organic basis. Pass-through metals pricing had a positive impact of 27% on reported net sales. Foreign exchange had a positive impact of 7% on reported net sales. The increase in organic net sales was primarily due to automotive recovery compared to COVID-19-related production slowdowns in the first half of 2020 as well as stronger demand from power electronics customers.
•Circuitry Solutions: net sales increased 18% on a reported basis and 12% on an organic basis. Foreign exchange had a positive impact of 6% on reported net sales. The increase in organic net sales was primarily due to robust demand in mobile applications and automotive compared to COVID-19-related production slowdowns in the first half of 2020.
•Semiconductor Solutions: net sales increased 24% on a reported basis and 15% on an organic basis. The HKW Acquisition had a positive impact of 6% on reported net sales. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to higher net sales of advanced plating chemistries containing precious metals and strong demand for wafer plating chemistries in the 5G telecommunications infrastructure and automotive end markets.
Year to date, Industrial & Specialty's net sales increased 26% on a reported basis and 18% on an organic basis.
•Industrial Solutions: net sales increased 41% on a reported basis and 29% on an organic basis. The DMP Acquisition had a positive impact of 5% on reported net sales. Foreign exchange had a positive impact of 7% on reported net sales. The increase in organic net sales was primarily due to strong global recovery compared to COVID-19-related production slowdowns in the first half of 2020, and improved demand in construction and industrial manufacturing markets in Europe.
•Graphics Solutions: net sales increased 2% on a reported basis and decreased 1% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The decrease in organic net sales was primarily due to stronger COVID-19-related demand in Europe and the Americas for consumer packaged goods in the first quarter of 2020 that did not recur.

•Energy Solutions: net sales decreased 8% on a reported basis and 10% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The decrease in organic net sales was primarily due to volatile energy prices, which significantly curtailed production and drilling activity globally, primarily in the first quarter of 2021.
Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Gross profit
Electronics	$149.3	$101.9	47%	41%	$299.0	$214.3	40%	34%
Industrial & Specialty	89.2	60.6	47%	41%	180.5	145.5	24%	20%
Total	$238.5	$162.5	47%	41%	$479.5	$359.8	33%	28%

Gross margin
Electronics	39.1%	40.3%	(120) bps	(90) bps	40.7%	41.1%	(40) bps	(30) bps
Industrial & Specialty	43.6%	45.3%	(170) bps	(130) bps	45.0%	45.8%	(80) bps	(50) bps
Total	40.7%	42.0%	(130) bps	(100) bps	42.2%	42.9%	(70) bps	(50) bps
Electronics' gross profit in the second quarter of 2021 increased by 47% on a reported basis and 41% on a constant currency basis. The constant currency increase in gross profit was primarily driven by increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing metals in our Assembly business, higher logistics costs and raw material prices.

Industrial & Specialty's gross profit in the second quarter of 2021 increased by 47% on a reported basis and 41% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes in automotive, construction and industrial manufacturing. The decrease in gross margin was primarily due to unfavorable product mix and higher raw material prices.

Year to date, Electronics' gross profit increased by 40% on a reported basis and 34% on a constant currency basis. The constant currency increase in gross profit was primarily driven by increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing metals in our Assembly business, higher raw material prices and logistics costs, primarily in the second quarter of 2021.

Year to date, Industrial & Specialty's gross profit increased by 24% on a reported basis and 20% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes in automotive, construction and industrial manufacturing. The decrease in gross margin was primarily due to higher raw material prices and logistics costs, primarily in the second quarter of 2021.

Operating Expenses

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Selling, technical, general and administrative	$154.7	$113.4	36%	31%	$284.3	$238.6	19%	15%
Research and development	12.8	9.6	34%	32%	24.3	27.1	(10)%	(12)%
Total	$167.5	$123.0	36%	31%	$308.6	$265.7	16%	12%

Operating expenses as % of Net sales
Selling, technical, general and administrative	26.4%	29.3%	(290) bps	(260) bps	25.0%	28.4%	(340) bps	(310) bps
Research and development	2.2%	2.5%	(30) bps	(20) bps	2.1%	3.2%	(110) bps	(100) bps
Total	28.6%	31.8%	(320) bps	(280) bps	27.2%	31.6%	(440) bps	(420) bps
Operating expenses in the second quarter of 2021 increased 36% on a reported basis and 31% on a constant currency basis. The increase was primarily driven by a stock compensation adjustment of $13.6 million for performance-based RSUs previously considered not probable and $6.9 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year 2021 financial results. In addition, higher personnel costs, including the impact of temporary employee salary reductions and furloughs in the prior year period, $4.7 million of operating expenses related to the recently acquired H.K. Wentworth and the DMP businesses that were not in the prior year period and $4.6 million of higher acquisition and integration expenses, including the proposed Coventya acquisition.

Year to date, operating expenses increased 16% on a reported basis and 12% on a constant currency basis. The increase was primarily driven by a stock compensation adjustment of $13.6 million for performance-based RSUs previously considered not probable and $13.5 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year 2021 financial results. In addition, higher personnel costs, including the impact of temporary employee salary reductions and furloughs in the prior year period and $6.8 million of operating expenses related to the recently acquired H.K. Wentworth and the DMP businesses that did not impact the prior year period contributed to the increase. These increases were partially offset by $6.3 million of research and development expense incurred in the first quarter of 2020 related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business.

Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Other (expense) income
Interest expense, net	$(12.9)	$(16.9)	$(25.8)	$(33.6)
Foreign exchange (loss) gain	(5.2)	(12.8)	22.8	(38.6)
Other expense, net	(5.7)	(1.7)	(7.3)	(1.3)
Total	$(23.8)	$(31.4)	$(10.3)	$(73.5)
Interest Expense, Net
For the three and six months ended June 30, 2021, net interest expense decreased $4.0 million and $7.8 million, respectively, primarily due to our private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and the subsequent full redemption of our 5.875% USD Notes due 2025 during the third quarter of 2020.
Foreign Exchange (Loss) Gain
For the three months ended June 30, 2021, foreign exchange loss decreased $7.6 million primarily due to the remeasurement of euro-denominated intercompany balances.

For the six months ended June 30, 2021, foreign exchange gain increased $61.4 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.
Other Expense, Net
For the three and six months ended June 30, 2021, other expense, net included $1.8 million of expense associated with the forward starting swaps discussed in Note 7, Financial Instruments. Losses associated with metals forward contracts were $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively, and $1.6 million and $1.7 million for the three and six months ended June 30, 2020, respectively.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 11, Income Taxes, for further information.
Other Comprehensive Income (Loss)
Other comprehensive income for the three months ended June 30, 2021 totaled $37.1 million, as compared to $11.2 million for the same period in the prior year. The change was primarily driven by foreign currency translation gains associated with the Brazilian real and Chinese yuan.
Other comprehensive loss for the six months ended June 30, 2021 totaled $8.2 million, as compared to $43.3 million for the same period in the prior year. The change was primarily driven by the revaluation of the Company's interest rate swaps and foreign currency translation gains associated with the Brazilian real and Chinese yuan partially offset by foreign currency translation losses associated with the euro and British pound.
Segment Adjusted EBITDA Performance

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$90.7	$58.0	56%	46%	$183.2	$124.5	47%	39%
Industrial & Specialty	42.4	26.8	58%	50%	87.8	70.4	25%	19%
Total	$133.1	$84.8	57%	47%	$271.0	$194.9	39%	32%

Adjusted EBITDA margin:
Electronics	23.7%	22.9%	80 bps	50 bps	24.9%	23.9%	100 bps	70 bps
Industrial & Specialty	20.7%	20.0%	70 bps	70 bps	21.9%	22.2%	(30) bps	(30) bps
Total	22.7%	21.9%	80 bps	50 bps	23.8%	23.2%	60 bps	40 bps
For the three months ended June 30, 2021, Electronics' Adjusted EBITDA increased 56% on a reported basis and 46% on a constant currency basis. Industrial & Specialty's Adjusted EBITDA increased 58% on a reported basis and 50% on a constant currency basis. The constant currency increase in both segments was primarily driven by higher gross profit and leverage on disciplined operating expense growth compared to COVID-19-related production slowdowns in the second quarter of 2020.

For the six months ended June 30, 2021, Electronics' Adjusted EBITDA increased 47% on a reported basis and 39% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit and leverage on disciplined operating expense recovery. Industrial & Specialty's Adjusted EBITDA increased 25% on a reported basis and 19% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit modestly offset by increased incentive compensation costs, primarily due to increased expectations for strong full year 2021 financial results compared to COVID-19-related production slowdowns in the first half of 2020.

Liquidity and Capital Resources
Our primary source of liquidity during the six months ended June 30, 2021 was available cash generated from operations. Our primary uses of cash and cash equivalents were to fund operations, debt service obligations, capital expenditures, working capital, dividend payments and the HKW Acquisition. Our first significant debt principal payment of approximately $700 million, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
We currently expect to pay a 6 cents per share dividend on a quarterly basis. However, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
On June 11, 2021, we announced our planned acquisition of Coventya Holdings SAS, a global provider of specialty chemicals for the surface finishing industry, for a purchase price expected to be approximately €420 million, subject to adjustments. This acquisition is expected to close in September 2021, subject to customary closing conditions. We expect to fund this acquisition with $400 million of add-on debt to our existing term loans and cash on hand. The add-on transaction, which was priced and allocated on June 23, 2021, is expected to close concurrently with the Coventya acquisition, subject to the finalization and execution of its definitive documentation, including entering into an amendment to the Credit Agreement and closing of the incremental facility for the increase of the existing term loans. On June 29, 2021, we also entered into forward starting swaps to effectively convert the $400 million of anticipated add-on debt into fixed-rate euro-denominated debt through their maturity in January 2025. The forward starting swaps are expected to become effective when the add-on transaction closes.
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
During the six months ended June 30, 2021, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $318 million of cash and cash equivalents at June 30, 2021, $186 million was held by our foreign subsidiaries. During the six months ended June 30, 2021, domestic cash was primarily used for debt service obligations and dividend payments.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Cash provided by operating activities	$113.0	$124.7
Cash used in investing activities	$(49.1)	$(19.2)
Cash used in financing activities	$(37.3)	$(38.3)
Operating Activities
Net cash flows provided by operating activities decreased $11.7 million. Higher cash operating profits (net income adjusted for non-cash items) and $6.5 million of lower interest payments were more than offset by higher levels of working capital, including a build of safety inventory and higher raw materials costs, higher annual incentive compensation payments, primarily in the first quarter that were associated with our 2020 performance, and $5.6 million of higher cash taxes.
Investing Activities
The increase in net cash flows used in investing activities was primarily driven by the $50.9 million payment for the HKW Acquisition in the second quarter of 2021 partially offset by $19.0 million of cash received for the sale of a dormant facility in New Jersey during the first quarter of 2021.
Financing Activities
During the six months ended June 30, 2021, we paid dividends of $27.2 million. During the six months ended June 30, 2020, we repurchased shares of our common stock for an aggregate purchase price of $33.1 million.
Financial Borrowings
Credit Facilities & Senior Notes
At June 30, 2021, we had $1.51 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$789 million of 3.875% USD Notes due 2028; and
•$725 million of term debt arrangements outstanding under our term loans.
Availability under the revolving credit facility and various lines of credit and overdraft facilities totaled $349 million at June 30, 2021 (net of $5.5 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At June 30, 2021, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the indenture governing the 3.875% USD Notes.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 10, Contingencies, Environmental and Legal Matters, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.

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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 29, 2021.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)