Form 10-Q
period 2021-09-30
Element Solutions Inc
filed 2021-10-28
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 21, 2021: 247,503,402

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Arysta	Arysta LifeScience Inc., a former subsidiary, which operated Element Solutions' Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL Corporation Ltd., on January 31, 2019, for an aggregate purchase price of $4.28 billion in cash, after post-closing adjustments.
ASU	Accounting Standards Update.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
DMP Acquisition	Acquisition on July 1, 2020 of Industrial Water Treatment Solutions Corporation and its two subsidiaries, DMP Corporation and Industrial Specialty Chemicals, Inc. dba "DMP."
EBITDA	Earnings before interest, taxes, depreciation and amortization.
ESPP	Element Solutions Inc 2014 Employee Stock Purchase Plan.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
OEM	Original equipment manufacturer.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2021.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, converted into shares of Element Solutions' common stock on February 25, 2020.
2020 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017 and fully redeemed on September 4, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price; capital requirements and availability of financing; increased expectations for strong full year 2021 financial results; probable achievement of the performance target related to certain performance-based RSUs; cost containment and cost savings; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies, assessments and adjustments; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$616.2	$477.5	$1,752.9	$1,317.1
Cost of sales	371.7	274.0	1,028.9	753.8
Gross profit	244.5	203.5	724.0	563.3
Operating expenses:
Selling, technical, general and administrative	163.5	134.8	447.8	373.4
Research and development	12.5	10.1	36.8	37.2
Total operating expenses	176.0	144.9	484.6	410.6
Operating profit	68.5	58.6	239.4	152.7
Other (expense) income:
Interest expense, net	(13.8)	(17.1)	(39.6)	(50.7)
Foreign exchange (loss) gain	(0.6)	(3.5)	22.2	(42.1)
Other expense, net	(0.9)	(49.1)	(8.2)	(50.4)
Total other expense	(15.3)	(69.7)	(25.6)	(143.2)
Income (loss) before income taxes and non-controlling interests	53.2	(11.1)	213.8	9.5
Income tax (expense) benefit	(17.3)	47.3	(16.5)	37.4
Net income from continuing operations	35.9	36.2	197.3	46.9
(Loss) income from discontinued operations, net of tax	—	(0.2)	2.0	(1.1)
Net income	35.9	36.0	199.3	45.8
Net loss attributable to non-controlling interests	0.1	—	0.1	—
Net income attributable to common stockholders	$36.0	$36.0	$199.4	$45.8

Earnings per share
Basic from continuing operations	$0.15	$0.15	$0.80	$0.19
Basic from discontinued operations	—	—	0.01	—
Basic attributable to common stockholders	$0.15	$0.15	$0.81	$0.19

Diluted from continuing operations	$0.15	$0.15	$0.79	$0.19
Diluted from discontinued operations	—	—	0.01	—
Diluted attributable to common stockholders	$0.15	$0.15	$0.80	$0.19

Weighted average common shares outstanding
Basic	247.6	248.9	247.5	249.4
Diluted	248.0	249.1	248.0	250.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$35.9	$36.0	$199.3	$45.8

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax expense of $5.8 and $0.0 for the three months ended September 30, 2021 and 2020 and tax expense of $9.7 and $0.0 for the nine months ended September 30, 2021 and 2020, respectively	(28.9)	50.6	(47.1)	39.9
Total foreign currency translation adjustments	(28.9)	50.6	(47.1)	39.9
Pension and post-retirement plans:
Other comprehensive loss before reclassifications, net of tax expense of $0.0 and $0.0 for the three months ended September 30, 2021 and 2020 and $0.0 and $0.5 for the nine months ended September 30, 2021 and 2020, respectively	—	—	—	(0.5)
Total pension and post-retirement plans	—	—	—	(0.5)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax expense of $0.8 and $0.6 for the three months ended September 30, 2021 and 2020 and $3.6 and $0.6 for the nine months ended September 30, 2021 and 2020, respectively	(0.8)	(2.1)	0.3	(39.5)
Reclassifications, net of tax expense of $0.0 for the three months ended September 30, 2021 and 2020 and $0.0 for the nine months ended September 30, 2021 and 2020, respectively	4.8	4.3	13.7	9.6
Total unrealized gain (loss) arising on qualified hedging derivatives	4.0	2.2	14.0	(29.9)
Other comprehensive (loss) income	(24.9)	52.8	(33.1)	9.5
Comprehensive income	11.0	88.8	166.2	55.3
Comprehensive loss attributable to the non-controlling interests	2.4	—	2.4	—
Comprehensive income attributable to common stockholders	$13.4	$88.8	$168.6	$55.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2021	2020
Assets
Cash & cash equivalents	$279.3	$291.9
Accounts receivable, net of allowance for doubtful accounts of $11.7 and $9.7 at September 30, 2021 and December 31, 2020, respectively	507.1	403.4
Inventories	316.4	203.1
Prepaid expenses	32.1	24.0
Other current assets	78.2	67.5
Total current assets	1,213.1	989.9
Property, plant and equipment, net	270.7	240.4
Goodwill	2,533.4	2,252.7
Intangible assets, net	994.1	855.9
Other assets	168.3	141.2
Non-current assets of discontinued operations	3.3	3.3
Total assets	$5,182.9	$4,483.4
Liabilities and stockholders' equity
Accounts payable	$165.0	$95.6
Current installments of long-term debt	12.9	7.4
Accrued expenses and other current liabilities	238.7	204.2
Current liabilities of discontinued operations	4.7	7.1
Total current liabilities	421.3	314.3
Debt	1,897.4	1,508.1
Pension and post-retirement benefits	41.4	43.3
Deferred income taxes	163.9	112.9
Other liabilities	143.8	186.7
Total liabilities	2,667.8	2,165.3
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock: 400.0 shares authorized (2021: 261.9 shares issued; 2020: 261.3 shares issued)	2.6	2.6
Additional paid-in capital	4,159.8	4,122.9
Treasury stock (2021: 14.4 shares; 2020: 14.2 shares)	(141.2)	(137.7)
Accumulated deficit	(1,316.0)	(1,473.2)
Accumulated other comprehensive loss	(225.6)	(194.8)
Total stockholders' equity	2,479.6	2,319.8
Non-controlling interests	35.5	(1.7)
Total equity	2,515.1	2,318.1
Total liabilities and stockholders' equity	$5,182.9	$4,483.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$199.3	$45.8
Net income (loss) from discontinued operations, net of tax	2.0	(1.1)
Net income from continuing operations	197.3	46.9
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	120.7	120.5
Deferred income taxes	(37.4)	(41.2)
Foreign exchange (gain) loss	(13.1)	40.4
Incentive stock compensation	33.8	5.4
Other, net	11.1	56.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(59.0)	(3.6)
Inventories	(78.5)	(8.9)
Accounts payable	41.6	8.2
Accrued expenses	13.2	(3.0)
Prepaid expenses and other current assets	(15.8)	(25.3)
Other assets and liabilities	(9.2)	(1.5)
Net cash flows provided by operating activities of continuing operations	204.7	194.3
Cash flows from investing activities:
Capital expenditures	(27.7)	(21.7)
Proceeds from disposal of property, plant and equipment	—	1.7
Acquisition of business, net of cash acquired	(536.5)	(9.0)
Other, net	14.0	(2.4)
Net cash flows used in investing activities of continuing operations	(550.2)	(31.4)
Cash flows from financing activities:
Debt proceeds, net of discount	398.0	800.0
Repayments of borrowings	(6.7)	(805.9)
Repurchases of common stock	(1.7)	(35.7)
Dividends	(42.1)	—
Payment of financing fees	(5.1)	(44.7)
Other, net	(6.2)	(1.5)
Net cash flows provided by (used in) financing activities of continuing operations	336.2	(87.8)
Cash flows from discontinued operations:
Net cash flows used in operating activities of discontinued operations	(0.4)	(14.7)
Net cash flows used in discontinued operations	(0.4)	(14.7)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(2.1)
Net (decrease) increase in cash and cash equivalents	(12.6)	58.3
Cash and cash equivalents at beginning of period	291.9	190.1
Cash and cash equivalents at end of period	$279.3	$248.4

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3
Net income	—	—	—	—	—	36.0	—	36.0	(0.1)	35.9
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(22.6)	(22.6)	(2.3)	(24.9)
Exercise/ vesting of share based compensation	13,651	—	—	4,300	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under ESPP	15,621	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	83,992	(1.7)	—	—	(1.7)	—	(1.7)
Dividends ($0.06 per share)	—	—	—	—	—	(14.9)	—	(14.9)	—	(14.9)
Equity compensation expense	—	—	12.6	—	—	—	—	12.6	—	12.6
Acquisition of non-controlling interest with Coventya Acquisition	—	—	—	—	—	—	—	—	39.6	39.6
Balance at September 30, 2021	261,914,453	$2.6	$4,159.8	14,414,725	$(141.2)	$(1,316.0)	$(225.6)	$2,479.6	$35.5	$2,515.1

Three Months Ended September 30, 2020	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2020	261,044,440	$2.6	$4,118.7	12,189,913	$(114.0)	$(1,526.7)	$(323.8)	$2,156.8	$(1.7)	$2,155.1
Net income	—	—	—	—	—	36.0	—	36.0	—	36.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	52.8	52.8	—	52.8
Exercise/ vesting of share based compensation	110,009	—	—	43,290	(0.5)	—	—	(0.5)	—	(0.5)
Issuance of common stock under ESPP	29,565	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	237,629	(2.6)	—	—	(2.6)	—	(2.6)
Equity compensation expense	—	—	1.8	—	—	—	—	1.8	—	1.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	0.1	0.1
Balance at September 30, 2020	261,184,014	$2.6	$4,120.8	12,470,832	$(117.1)	$(1,490.7)	$(271.0)	$2,244.6	$(1.6)	$2,243.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	199.4	—	199.4	(0.1)	199.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(30.8)	(30.8)	(2.3)	(33.1)
Exercise/ vesting of share based compensation	528,061	—	2.0	99,753	(1.8)	—	—	0.2	—	0.2
Issuance of common stock under ESPP	56,265	—	0.8	—	—	—	—	0.8	—	0.8
Repurchases of common stock	—	—	—	85,692	(1.7)	—	—	(1.7)	—	(1.7)
Dividends ($0.17 per share)	—	—	—	—	—	(42.2)	—	(42.2)	—	(42.2)
Equity compensation expense	—	—	34.1	—	—	—	—	34.1	—	34.1
Acquisition of non-controlling interest with Coventya acquisition	—	—	—	—	—	—	—	—	39.6	39.6
Balance at September 30, 2021	261,914,453	$2.6	$4,159.8	14,414,725	$(141.2)	$(1,316.0)	$(225.6)	$2,479.6	$35.5	$2,515.1

Nine Months Ended September 30, 2020	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	45.8	—	45.8	—	45.8
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	9.5	9.5	—	9.5
Exercise/ vesting of share based compensation	—	—	667,550	—	0.2	213,517	(2.5)	—	—	(2.3)	—	(2.3)
Issuance of common stock under ESPP	—	—	88,131	—	0.8	—	—	—	—	0.8	—	0.8
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	3,980,117	(35.7)	—	—	(35.7)	—	(35.7)
Equity compensation expense	—	—	—	—	5.6	—	—	—	—	5.6	—	5.6
Balance at September 30, 2020	—	$—	261,184,014	$2.6	$4,120.8	12,470,832	$(117.1)	$(1,490.7)	$(271.0)	$2,244.6	$(1.6)	$2,243.0

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
The process of preparing the Company’s unaudited Condensed Consolidated Financial Statements requires the use of estimates that affect the reported amount of assets, liabilities, net sales and expenses. These estimates include assumptions and judgements based on historical experience, current conditions, future expectations and other factors the Company considers to be reasonable. These estimates are reviewed on an ongoing basis and revised as necessary. Actual amounts may differ materially from these estimates.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. ACQUISITIONS
Coventya Acquisition
On September 1, 2021, the Company completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements our industrial business. Coventya is included in our Industrial Solutions business line within our Industrial & Specialty segment.
HKW Acquisition
On May 5, 2021, the Company completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements our broader electronics portfolio with many applications overlapping with our semiconductor technologies. HKW is included in our Semiconductor Solutions business line within our Electronics segment.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the allocation of the purchase price of the Coventya and HKW Acquisitions (together the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

(dollars in millions)	Coventya	HKW
Identifiable assets acquired and liabilities assumed
Accounts receivable	$44.6	$10.1
Inventories	37.7	11.2
Other current assets	10.9	2.4
Property, plant and equipment	28.7	6.2
Identifiable intangible assets	213.4	28.7
Other assets	11.4	2.7
Current liabilities	(42.9)	(21.6)
Deferred income taxes	(55.5)	(7.5)
Other long-term liabilities	(14.7)	(3.2)
Non-controlling interests	(39.6)	—
Total identifiable net assets	194.0	29.0
Goodwill	291.6	21.9
Total purchase price	$485.6	$50.9
The excess of the cost of the Acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Substantially all of the goodwill recorded in connection with the Acquisitions is not expected to be deductible for tax purposes.
The fair value of the identifiable intangible assets recorded in conjunction with the Acquisitions was as follows:

	Coventya		HKW
(dollars in millions)	Fair Value	Weighted Average Useful Life (years)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$145.0	12	$20.8	12
Trade name	8.4	10	1.0	5
Developed technology	60.0	10	6.9	5
Total	$213.4	11.4	$28.7	10.1
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
The deferred income taxes reflect the tax effect of the differences between the carry-over tax basis and the fair value recorded in purchase accounting that are primarily associated with the recognition of identifiable intangible assets.
In connection with the Coventya Acquisition, the Company recorded $39.6 million of non-controlling interests in four entities. The most significant non-controlling interest represents 19.7% of a publicly traded entity in Turkey with a fair value of $32.4 million, which was determined based on the stock price on the acquisition date. Net income attributable to non-controlling interests is not material.
As of September 30, 2021, the purchase price allocation for each of the Acquisitions is preliminary. We expect to complete the purchase price allocation within the applicable one year measurement period.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Acquisitions were not significant to our Condensed Consolidated Financial Statements, therefore, pro forma and post acquisition results of operations have not been presented.
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Finished goods	$185.8	$119.7
Work in process	35.3	23.0
Raw materials and supplies	95.3	60.4
Total inventories	$316.4	$203.1
4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	September 30, 2021	December 31, 2020
Land and leasehold improvements	$54.6	$53.2
Buildings and improvements	160.9	139.5
Machinery, equipment, fixtures and software	282.4	245.8
Construction in process	29.7	22.3
Total property, plant and equipment	527.6	460.8
Accumulated depreciation	(256.9)	(220.4)
Property, plant and equipment, net	$270.7	$240.4
For the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $9.6 million and $10.7 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense of $28.7 million and $31.7 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify a dormant facility in New Jersey, included in its Electronics business segment, as held for sale. The sale of the facility was completed in January 2021 and the Company recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations. The Company had received initial cash deposits of $4.6 million in the second half of 2020 and received the remaining cash balance of $19.0 million associated with the sale during the first quarter of 2021. Cash flows associated with the sale of this facility are included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash inflow from investing activities.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2020	$1,274.0	$978.7	(1)	$2,252.7
Acquisitions (2)	21.9	291.6		313.5
Foreign currency translation and other	(6.5)	(26.3)		(32.8)
Balance at September 30, 2021	$1,289.4	$1,244.0		$2,533.4
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the Coventya Acquisition and the HKW Acquisition on September 1, 2021 and May 5, 2021, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Indefinite-Lived Intangible Asset
The carrying value of the indefinite-lived intangible asset other than goodwill, which consisted of a trade name, was $68.0 million at September 30, 2021 and December 31, 2020, respectively.
Finite-Lived Intangible Assets
Intangible assets subject to amortization were as follows:

	September 30, 2021			December 31, 2020
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,135.3	$(487.0)	$648.3	$984.3	$(435.4)	$548.9
Developed technology	429.3	(235.8)	193.5	400.0	(241.5)	158.5
Trade names	100.0	(15.7)	84.3	91.8	(11.3)	80.5
Other	—	—	—	1.7	(1.7)	—
Total	$1,664.6	$(738.5)	$926.1	$1,477.8	$(689.9)	$787.9
For the three months ended September 30, 2021 and 2020, the Company recorded amortization expense on intangible assets of $31.9 million and $30.5 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded amortization expense on intangible assets of $92.0 million and $88.8 million, respectively.
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Term Loans (1)	2026	LIBOR plus 2.00%	$1,115.1	$727.5
Senior Notes - $800 million (2)	2028	3.875%	789.1	788.0
Other			6.1	—
Total debt			1,910.3	1,515.5
Less: current installments of long-term debt			12.9	7.4
Total long-term debt			$1,897.4	$1,508.1

(1) Term loans, net of unamortized discounts and debt issuance costs of $13.4 million and $7.6 million at September 30, 2021 and December 31, 2020, respectively. The effective interest rate was 2.1% and 2.4% at September 30, 2021 and December 31, 2020, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $10.9 million and $12.0 million at September 30, 2021 and December 31, 2020, respectively. The effective interest rate was 4.1% at September 30, 2021 and December 31, 2020.
Credit Agreement
On September 1, 2021, the Company entered into an incremental amendment to the Credit Agreement and borrowed incremental term loans in an aggregate principal amount of $400 million through a corresponding increase to its existing senior secured term loans B (the "Add-on"). The new term loans have identical terms as the existing term loans, including a maturity date of January 31, 2026. Proceeds of the Add-on were used to finance a portion of the Coventya Acquisition.
The Credit Agreement, as amended by the incremental amendment, provides for senior secured credit facilities in an aggregate initial principal amount of $1.48 billion, consisting of a revolving credit facility in an aggregate principal amount of $330 million maturing in 2024 and term loans B in an aggregate initial principal amount of $1.15 billion maturing in 2026.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The applicable interest rate for the term loans under the Credit Agreement was not amended by the incremental amendment and remains at a per annum rate equal to a Base Rate, as defined in the Credit Agreement, plus, in each case, an applicable interest rate equal to a spread of 1.00% with respect to Base Rate Loans and a spread of 2.00% with respect to Eurocurrency Rate Loans (LIBOR or its equivalent). The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving credit facility of 0.50% per annum, subject to a step-down to 0.375% based on the Company’s first lien net leverage ratio which condition is currently satisfied.
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
At September 30, 2021, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at September 30, 2021 or December 31, 2020. The Company had letters of credit outstanding of $5.9 million and $6.2 million at September 30, 2021 and December 31, 2020, respectively, of which $5.5 million at September 30, 2021 and December 31, 2020, respectively, reduced the borrowings available under the various facilities. At September 30, 2021 and December 31, 2020, the availability under these facilities totaled approximately $352 million and $349 million, respectively, net of outstanding letters of credit.

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
Interest Rates and Cross-Currency Swaps
The Company uses interest rate swaps and cross currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company designates the interest rate swaps as cash flow hedges and the cross currency swaps as net investment hedges. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows. For interest rate swaps, changes in fair value are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. For cross currency swaps changes in fair value are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." These cross-currency swaps effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps.
The Company entered into forward starting interest rate swaps with an effective date of September 1, 2021 to effectively fix the floating rate of the interest payments associated with the $400 million Add-on through January 2025. These contracts were designated as a cash flow hedge. The Company also entered into forward starting cross-currency swaps to effectively convert the $400 million Add-on, which is a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through January 2025. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. The changes in the fair value of these swap contracts were not material before their effective date of September 1, 2021.
In 2019, the Company entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with the initial $750 million term loans under the Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. The Company also entered into cross-currency swaps to effectively convert the $750 million term loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through January 2024. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries.
The net result of the above hedges, which expire in January 2024 and 2025, respectively, is an interest rate of approximately 2.1%, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
For the three and nine months ended September 30, 2021, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $18.8 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2021, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2021 and December 31, 2020 was approximately $26.6 million and $78.5 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.1 million net current liability at September 30, 2021 and a $0.5 million net current liability at December 31, 2020.
Commodities
As part of its risk management policy, the Company enters into commodity futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $58.7 million and $25.0 million at September 30, 2021 and December 31, 2020, respectively. The market value of the metals forward contracts was a $1.1 million net current asset at September 30, 2021 and a $1.2 million net current liability at December 31, 2020. Substantially all contracts outstanding at September 30, 2021 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2021	December 31, 2020
Asset Category
Foreign exchange contracts not designated as hedging instruments	Other current assets	Level 2	$0.1	$0.2
Metals contracts not designated as hedging instruments	Other current assets	Level 2	2.6	0.4
Cross currency swaps designated as net investment hedge	Other current assets	Level 2	21.8	16.3
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	3.0	—
Cross currency swaps designated as net investment hedge	Other assets	Level 2	1.7	—
Total			$29.2	$16.9

Liability Category
Foreign exchange contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$0.2	$0.7
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	1.5	1.6
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	18.8	17.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	17.7	33.5
Cross currency swaps designated as net investment hedge	Other liabilities	Level 2	9.0	43.3
Total			$47.2	$96.7
Derivative assets and liabilities include foreign currency, metals, forward starting swaps, interest rate swaps and cross currency swaps. The fair values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2021.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.94 billion, respectively, at September 30, 2021. At December 31, 2020, the carrying value and estimated fair value totaled $1.52 billion and $1.55 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
8. STOCKHOLDERS’ EQUITY
Performance-Based RSUs
The vesting of certain performance-based RSUs previously granted to key executives is subject to the achievement by the Company of a certain performance target in any fiscal year ending on or before December 31, 2022, and continuous service. Prior to the second quarter of 2021, the Company did not recognize compensation expense for these awards as the achievement of the performance target was not deemed probable. During the second quarter of 2021, the achievement of the performance target became probable and the Company recorded $7.6 million and $21.2 million of expense for the three and nine months

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ending September 30, 2021, respectively, in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations.
Repurchases of Common Stock
During the three months ended September 30, 2021, as part of its previously-announced $750 million share repurchase program, the Company repurchased approximately 0.1 million shares of its common stock for approximately $1.7 million, at an average price of approximately $20.45 per share. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's share repurchase program was approximately $185 million at September 30, 2021.
9. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock method.
A computation of earnings per share from continuing operations and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2021	2020	2021	2020
Net income from continuing operations	$35.9	$36.2	$197.3	$46.9
Net loss attributable to the non-controlling interests	0.1	—	0.1	—
Net income from continuing operations attributable to common stockholders	$36.0	$36.2	$197.4	$46.9

Basic weighted average common shares outstanding	247.6	248.9	247.5	249.4
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	—	—	0.4
Number of stock options and RSUs	0.4	0.2	0.5	0.3
Denominator adjustments for diluted EPS	0.4	0.2	0.5	0.7
Diluted weighted average common shares outstanding	248.0	249.1	248.0	250.1

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.15	$0.15	$0.80	$0.19
Diluted	$0.15	$0.15	$0.79	$0.19
For the three and nine months ended September 30, 2021 and 2020, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2021	2020	2021	2020
Shares issuable upon vesting of RSUs and exercise of stock options	3.6	4.5	3.7	4.7

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.5 million and $10.1 million at September 30, 2021 and December 31, 2020, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
For the three months ended September 30, 2021 and 2020, the Company recognized income tax expense of $17.3 million and an income tax benefit of $47.3 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized income tax expense of $16.5 million and an income tax benefit of $37.4 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Income tax expense for the three and nine months ended September 30, 2021 includes a benefit of $3.8 million and $55.2 million, respectively, associated with the release of valuation allowances, the impact of higher pre-tax income and country mix of earnings. The benefit was associated with the release of valuation allowances previously recorded against certain U.S. tax attribute carryforwards, primarily consisting of net operating loss carryforwards in certain states and interest carryforwards. The valuation allowances are being released as the Company expects improved profitability in the U.S. and a shift to a three-year cumulative income position. These expectations are based on actual and forecasted results.
The income tax benefit for the three and nine months ended September 30, 2020 includes a $42 million benefit from new regulations related to the treatment of income that is subject to a high rate of foreign tax under the U.S. global intangible low-taxed income ("GILTI") and subpart F income regimes, as well as under Internal Revenue Code section 163(j) and the related interest expense limitations.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net sales:
Electronics
Assembly Solutions	$212.6	$155.0	$606.7	$393.2
Circuitry Solutions	118.9	101.0	338.7	286.7
Semiconductor Solutions	67.1	50.8	188.6	149.0
Total Electronics	398.6	306.8	1,134.0	828.9
Industrial & Specialty
Industrial Solutions	161.5	121.0	456.0	330.5
Graphics Solutions	41.0	33.6	115.7	106.8
Energy Solutions	15.1	16.1	47.2	50.9
Total Industrial & Specialty	217.6	170.7	618.9	488.2
Total net sales	$616.2	$477.5	$1,752.9	$1,317.1

Adjusted EBITDA:
Electronics	$92.1	$72.0	$275.3	$196.5
Industrial & Specialty	39.4	29.8	127.2	100.2
Total Adjusted EBITDA	$131.5	$101.8	$402.5	$296.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Net income attributable to common stockholders	$36.0	$36.0	$199.4	$45.8
Add (subtract):
Net loss attributable to the non-controlling interests	(0.1)	—	(0.1)	—
Loss (income) from discontinued operations, net of tax	—	0.2	(2.0)	1.1
Income tax expense (benefit)	17.3	(47.3)	16.5	(37.4)
Interest expense, net	13.8	17.1	39.6	50.7
Depreciation expense	9.6	10.7	28.7	31.7
Amortization expense	31.9	30.5	92.0	88.8
EBITDA	108.5	47.2	374.1	180.7
Adjustments to reconcile to Adjusted EBITDA:
Amortization of inventory step-up	4.3	1.0	6.5	2.4
Restructuring expense	1.3	1.3	5.2	5.6
Acquisition and integration expense	7.1	0.4	10.3	8.3
Foreign exchange loss (gain) on internal debt	0.6	2.3	(22.8)	43.2
Debt refinancing costs	—	45.7	—	45.7
Adjustment of stock compensation previously not probable (Note 8)	7.6	—	21.2	—
Other, net	2.1	3.9	8.0	10.8
Adjusted EBITDA	$131.5	$101.8	$402.5	$296.7

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
Recent Developments
Coventya Acquisition
On September 1, 2021, we completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements our industrial portfolio. Coventya is included in our Industrial Solutions business line within our Industrial & Specialty segment. The acquisition was funded with $400 million of Add-on debt to our existing term loans and cash on hand.

HKW Acquisition
On May 5, 2021, we completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements our broader electronics portfolio with many applications overlapping with our semiconductor technologies. HKW is included in our Semiconductor Solutions business line within our Electronics segment.
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
In the context of the COVID-19 pandemic, our highest priority remains protecting our employees, customers and other stakeholders. We proactively developed and continue to implement Company-wide COVID-19 health and safety policies and procedures based on guidance from global health organizations, relevant governments and pandemic response best practices. While vaccine programs are on-going, we continue to monitor the implications of the pandemic on our business as well as our customers' and suppliers' businesses.
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

Results of Operations
Three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	Organic	2021	2020	Reported	Constant Currency	Organic
Net sales	$616.2	$477.5	29%	26%	13%	$1,752.9	$1,317.1	33%	28%	17%
Cost of sales	371.7	274.0	36%	33%		1,028.9	753.8	36%	31%
Gross profit	244.5	203.5	20%	17%		724.0	563.3	29%	24%
Gross margin	39.7%	42.6%	(290) bps	(300) bps		41.3%	42.8%	(150) bps	(140) bps
Operating expenses	176.0	144.9	21%	20%		484.6	410.6	18%	15%
Operating profit	68.5	58.6	17%	11%		239.4	152.7	57%	49%
Operating margin	11.1%	12.3%	(120)bps	(150)bps		13.7%	11.6%	210bps	190bps
Other expense, net	(15.3)	(69.7)	(78)%			(25.6)	(143.2)	(82)%
Income tax (expense) benefit	(17.3)	47.3	(nm)			(16.5)	37.4	(nm)
Net income from continuing operations	35.9	36.2	(1)%			197.3	46.9	(nm)
(Loss) income from discontinued operations, net of tax	—	(0.2)	(nm)			2.0	(1.1)	(nm)
Net income	$35.9	$36.0	0%			$199.3	$45.8	(nm)

Adjusted EBITDA	$131.5	$101.8	29%	25%		$402.5	$296.7	36%	29%
Adjusted EBITDA margin	21.3%	21.3%	0bps	(20)bps		23.0%	22.5%	50bps	20bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2021 increased by 29% on a reported basis, 26% on a constant currency basis and 13% on an organic basis. Electronics' consolidated results were positively impacted by $37.2 million of pass-through metals pricing and $9.2 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $16.9 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$212.6	$155.0	37%	(4)%	34%	(24)%	—%	10%
Circuitry Solutions	118.9	101.0	18%	(4)%	14%	—%	—%	14%
Semiconductor Solutions	67.1	50.8	32%	(2)%	30%	—%	(18)%	12%
Total	398.6	306.8	30%	(3)%	27%	(12)%	(3)%	11%

Industrial & Specialty:
Industrial Solutions	161.5	121.0	34%	(2)%	31%	—%	(14)%	17%
Graphics Solutions	41.0	33.6	22%	(2)%	19%	—%	—%	19%
Energy Solutions	15.1	16.1	(6)%	(3)%	(9)%	—%	—%	(9)%
Total	217.6	170.7	27%	(2)%	25%	—%	(10)%	15%

Total	$616.2	$477.5	29%	(3)%	26%	(8)%	(5)%	13%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2021 increased 30% on a reported basis and 11% on an organic basis.
•Assembly Solutions: net sales increased 37% on a reported basis and 10% on an organic basis. Pass-through metals pricing had a positive impact of 24% on reported net sales. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to strong demand from power electronics customers and growth in Chinese electronics markets.
•Circuitry Solutions: net sales increased 18% on a reported basis and 14% on an organic basis. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to customer gains and continued demand for 5G telecommunications infrastructure in the Americas, Southeast Asia and China.
•Semiconductor Solutions: net sales increased 32% on a reported basis and 12% on an organic basis. The HKW Acquisition had a positive impact of 18% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to strong demand for wafer plating chemistries in the 5G telecommunications infrastructure and automotive electronics end markets.
Industrial & Specialty's net sales in the third quarter of 2021 increased 27% on a reported basis and 15% on an organic basis.
•Industrial Solutions: net sales increased 34% on a reported basis and 17% on an organic basis. The Coventya Acquisition had a positive impact of 14% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to higher demand in construction and industrial manufacturing markets, primarily in Europe and in the automotive markets compared to the prior year period.
•Graphics Solutions: net sales increased 22% on a reported basis and 19% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to our CPG customers' investment in new and updated packaging designs, primarily in North America.

•Energy Solutions: net sales decreased 6% on a reported basis and 9% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. Organic results reflect our customers' lower production levels despite higher energy prices and ongoing delays in drilling activity.
Year to date, net sales increased by 33% on a reported basis, 28% on a constant currency basis and 17% on an organic basis. Electronics' consolidated results were positively impacted by $101.5 million of pass-through metals pricing and $15.3 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $26.7 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$606.7	$393.2	54%	(6)%	49%	(26)%	—%	23%
Circuitry Solutions	338.7	286.7	18%	(5)%	13%	—%	—%	13%
Semiconductor Solutions	188.6	149.0	27%	(3)%	24%	—%	(10)%	14%
Total	1,134.0	828.9	37%	(5)%	32%	(12)%	(2)%	18%

Industrial & Specialty:
Industrial Solutions	456.0	330.5	38%	(5)%	33%	—%	(8)%	25%
Graphics Solutions	115.7	106.8	8%	(3)%	5%	—%	—%	5%
Energy Solutions	47.2	50.9	(7)%	(3)%	(10)%	—%	—%	(10)%
Total	618.9	488.2	27%	(4)%	22%	—%	(5)%	17%

Total	$1,752.9	$1,317.1	33%	(5)%	28%	(8)%	(3)%	17%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 37% on a reported basis and 18% on an organic basis.
•Assembly Solutions: net sales increased 54% on a reported basis and 23% on an organic basis. Pass-through metals pricing had a positive impact of 26% on reported net sales. Foreign exchange had a positive impact of 6% on reported net sales. The increase in organic net sales was primarily due to automotive recovery compared to COVID-19-related production slowdowns in the first half of 2020 as well as stronger demand from power electronics customers.
•Circuitry Solutions: net sales increased 18% on a reported basis and 13% on an organic basis. Foreign exchange had a positive impact of 5% on reported net sales. The increase in organic net sales was primarily due to robust demand in mobile applications and automotive compared to COVID-19-related production slowdowns in the first half of 2020.
•Semiconductor Solutions: net sales increased 27% on a reported basis and 14% on an organic basis. The HKW Acquisition had a positive impact of 10% on reported net sales. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to higher net sales of advanced plating chemistries containing precious metals and strong demand for wafer plating chemistries in the 5G telecommunications infrastructure and automotive electronics end markets.
Year to date, Industrial & Specialty's net sales increased 27% on a reported basis and 17% on an organic basis.
•Industrial Solutions: net sales increased 38% on a reported basis and 25% on an organic basis. The Coventya and DMP Acquisitions had a positive impact of 8% on reported net sales. Foreign exchange had a positive impact of 5% on reported net sales. The increase in organic net sales was primarily due to strong global recovery compared to COVID-19-related production slowdowns in the first half of 2020, and improved demand in construction and industrial manufacturing markets in Europe.

•Graphics Solutions: net sales increased 8% on a reported basis and 5% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to our CPG customers' investment in new and updated packaging designs, primarily in North America in the third quarter of 2021.
•Energy Solutions: net sales decreased 7% on a reported basis and 10% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The decrease in organic net sales was primarily due to volatile energy prices, which significantly curtailed production and drilling activity globally, primarily in the first quarter of 2021.
Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Gross profit
Electronics	$153.3	$130.4	18%	14%	$452.3	$344.7	31%	27%
Industrial & Specialty	91.2	73.1	25%	22%	271.7	218.6	24%	20%
Total	$244.5	$203.5	20%	17%	$724.0	$563.3	29%	24%

Gross margin
Electronics	38.5%	42.5%	(400) bps	(410) bps	39.9%	41.6%	(170) bps	(170) bps
Industrial & Specialty	41.9%	42.8%	(90) bps	(100) bps	43.9%	44.8%	(90) bps	(80) bps
Total	39.7%	42.6%	(290) bps	(300) bps	41.3%	42.8%	(150) bps	(140) bps
Electronics' gross profit in the third quarter of 2021 increased by 18% on a reported basis and 14% on a constant currency basis. The constant currency increase in gross profit was primarily driven by increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing metals in our Assembly business, higher logistics costs and raw material prices.

Industrial & Specialty's gross profit in the third quarter of 2021 increased by 25% on a reported basis and 22% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes in automotive, construction and industrial manufacturing and a contribution of $3.6 million from the recent Coventya Acquisition. The decrease in gross margin was primarily due to unfavorable product mix and higher raw material prices and logistics costs.

Year to date, Electronics' gross profit increased by 31% on a reported basis and 27% on a constant currency basis. The constant currency increase in gross profit was primarily driven by increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing metals in our Assembly business, higher raw material prices and logistics costs, primarily in the second and third quarters of 2021.

Year to date, Industrial & Specialty's gross profit increased by 24% on a reported basis and 20% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher volumes in automotive, construction and industrial manufacturing and a contribution of $3.6 million from the recent Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices and logistics costs, primarily in the second and third quarters of 2021.

Operating Expenses

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Selling, technical, general and administrative	$163.5	$134.8	21%	19%	$447.8	$373.4	20%	17%
Research and development	12.5	10.1	24%	23%	36.8	37.2	(1)%	(2)%
Total	$176.0	$144.9	21%	20%	$484.6	$410.6	18%	15%

Operating expenses as % of Net sales
Selling, technical, general and administrative	26.5%	28.2%	(170) bps	(150) bps	25.5%	28.4%	(290) bps	(260) bps
Research and development	2.0%	2.1%	(10) bps	0 bps	2.1%	2.8%	(70) bps	(70) bps
Total	28.6%	30.3%	(170) bps	(150) bps	27.6%	31.2%	(360) bps	(330) bps
Operating expenses in the third quarter of 2021 increased 21% on a reported basis and 20% on a constant currency basis. The increase was primarily driven by $9.4 million of operating expenses related to the recent Coventya and HKW Acquisitions, a stock compensation adjustment of $7.6 million for certain performance-based RSUs, $6.7 million of higher acquisition and integration expenses and higher personnel costs, including the impact of temporary employee salary reductions and furloughs in the prior year period.

Year to date, operating expenses increased 18% on a reported basis and 15% on a constant currency basis. The increase was primarily driven by a stock compensation adjustment of $21.2 million for performance-based RSUs previously considered not probable, $14.3 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year 2021 financial results and $11.9 million of operating expenses related to the recent Coventya and HKW Acquisitions. In addition, higher personnel costs, including the impact of temporary employee salary reductions and furloughs in the prior year period contributed to the increase. These increases were partially offset by $6.3 million of research and development expense incurred in the first quarter of 2020 related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Other (expense) income
Interest expense, net	$(13.8)	$(17.1)	$(39.6)	$(50.7)
Foreign exchange (loss) gain	(0.6)	(3.5)	22.2	(42.1)
Other expense, net	(0.9)	(49.1)	(8.2)	(50.4)
Total	$(15.3)	$(69.7)	$(25.6)	$(143.2)
Interest Expense, Net
For the three and nine months ended September 30, 2021, net interest expense decreased $3.3 million and $11.1 million, respectively, primarily due to our private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and the subsequent full redemption of our 5.875% USD Notes due 2025 during the third quarter of 2020.
Foreign Exchange (Loss) Gain
For the three months ended September 30, 2021, foreign exchange loss decreased $2.9 million primarily due to the remeasurement of euro-denominated intercompany balances partially offset by the remeasurement of British pound-denominated intercompany balances.

For the nine months ended September 30, 2021, foreign exchange gain increased $64.3 million primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.
Other Expense, Net
For the three and nine months ended September 30, 2021, other expense, net included $0.9 million and $7.7 million, respectively, of losses associated with metals forward contracts.
For the three and nine months ended September 30, 2020, other expense, net included $45.7 million related to the redemption of our 5.875% USD Notes due 2025 and $2.8 million and $4.5 million, respectively, of losses associated with metals forward contracts.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 11, Income Taxes, for further information.
Other Comprehensive (Loss) Income
Other comprehensive loss for the three months ended September 30, 2021 totaled $24.9 million, as compared to $52.8 million of income for the same period in the prior year. The change was primarily driven by foreign currency translation losses associated with the Chinese yuan and euro partially offset by foreign currency translation gains associated with the British pound.
Other comprehensive loss for the nine months ended September 30, 2021 totaled $33.1 million, as compared to $9.5 million of income for the same period in the prior year. The change was primarily driven by foreign currency translation losses associated with the euro and Chinese yuan partially offset by the revaluation of the Company's interest rate swaps and foreign currency translation gains associated with the Brazilian real.
Segment Adjusted EBITDA Performance

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2021	2020	Reported	Constant Currency	2021	2020	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$92.1	$72.0	28%	24%	$275.3	$196.5	40%	33%
Industrial & Specialty	39.4	29.8	31%	27%	127.2	100.2	27%	22%
Total	$131.5	$101.8	29%	25%	$402.5	$296.7	36%	29%

Adjusted EBITDA margin:
Electronics	23.1%	23.4%	(30) bps	(60) bps	24.3%	23.7%	60 bps	30 bps
Industrial & Specialty	18.1%	17.6%	50 bps	30 bps	20.5%	20.5%	0 bps	0 bps
Total	21.3%	21.3%	0 bps	(20) bps	23.0%	22.5%	50 bps	20 bps
For the three months ended September 30, 2021, Electronics' Adjusted EBITDA increased 28% on a reported basis and 24% on a constant currency basis. Industrial & Specialty's Adjusted EBITDA increased 31% on a reported basis and 27% on a constant currency basis. The Coventya Acquisition had a positive impact of 9% on Industrial & Specialty's Adjusted EBITDA. The constant currency increase in both segments was primarily driven by higher gross profit and leverage on disciplined operating expense growth .

For the nine months ended September 30, 2021, Electronics' Adjusted EBITDA increased 40% on a reported basis and 33% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit and leverage on disciplined operating expense recovery. Industrial & Specialty's Adjusted EBITDA increased 27% on a reported basis and 22%

on a constant currency basis. The Coventya Acquisition had a positive impact of 3% on Industrial & Specialty's Adjusted EBITDA. The constant currency increase was primarily driven by higher gross profit modestly offset by higher incentive compensation costs, primarily due to increased expectations for strong full year 2021 financial results compared to COVID-19-related production slowdowns in the first half of 2020.
Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2021 consisted of the proceeds of the $400 million Add-on transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the Coventya and HKW Acquisitions as well as operations, debt service obligations, capital expenditures, working capital and cash dividend payments. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the third quarter of 2021, we paid a cash dividend of 6 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the nine months ended September 30, 2021, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $279 million of cash and cash equivalents at September 30, 2021, $198 million was held by our foreign subsidiaries. During the nine months ended September 30, 2021, domestic cash was primarily used for acquisitions, debt service obligations and dividend payments.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities of continuing operations during the periods indicated:

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Cash provided by operating activities	$204.7	$194.3
Cash used in investing activities	$(550.2)	$(31.4)
Cash provided by (used in) financing activities	$336.2	$(87.8)
Operating Activities
The increase in net cash flows provided by operating activities of $10.4 million was primarily driven by higher cash operating profits (net income adjusted for non-cash items) and $2.5 million of lower interest payments. These benefits were partially offset by higher levels of working capital, including a build of safety inventory and higher raw materials costs, higher annual incentive compensation payments, primarily in the first quarter of 2021 that were associated with our 2020 performance and $3.4 million of higher cash taxes.
Investing Activities
The increase in net cash flows used in investing activities was primarily driven by the $486 million payment for the Coventya Acquisition in the third quarter of 2021 and the $50.9 million payment for the HKW Acquisition in the second quarter of 2021. This increase was partially offset by $19.0 million of cash received for the sale of a dormant facility in New Jersey during the first quarter of 2021.
Financing Activities
During the nine months ended September 30, 2021, we borrowed $400 million of Add-on debt to finance the Coventya acquisition and received net proceeds of $393 million after considering discounts and fees and paid cash dividends on our shares of common stock in an aggregate amount of $42.1 million. During the nine months ended September 30, 2020, we repurchased shares of our common stock for an aggregate purchase price of $35.7 million and paid $44.7 million of financing fees. The financing fees paid in 2020 consisted of a make-whole premium of $33.6 million associated with the full redemption of the 5.875% USD Notes due 2025 and $11.1 million in debt issuance costs associated with the 3.875% USD Notes due 2028.
Financial Borrowings
Credit Facilities & Senior Notes
At September 30, 2021, we had $1.91 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.12 billion of term debt arrangements outstanding under our term loans; and
•$789 million of 3.875% USD Notes due 2028.
Availability under the revolving credit facility and various lines of credit and overdraft facilities totaled $352 million at September 30, 2021 (net of $5.5 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2021, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the indenture governing the 3.875% USD Notes due 2028.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended September 30, 2021 of equity securities of the Company:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
Period
July 1 - July 31	—	$—	—	$187
August 1 - August 31	—	$—	—	$187
September 1 - September 30	83,992	$20.45	83,992	$185
Total	83,992	$20.45	83,992	$185
(1) In July 2018, our Board of Directors authorized a program to repurchase up to $750 million of the Company’s common stock, of which approximately $565 million had been utilized as of September 30, 2021. The Company’s share repurchase program does not require the repurchase of any specific number of shares and shares repurchases are made opportunistically at the discretion of the Company. This program does not have an expiration date, but may be suspended or terminated by the Board at any time.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 28, 2021.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)