Form 10-K
period 2021-12-31
Element Solutions Inc
filed 2022-02-23
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The number of shares of common stock outstanding as of February 17, 2022 was 248,163,484. The aggregate market value of the common stock held by non-affiliates as of June 30, 2021 was approximately $5.37 billion, based upon the last reported sales price for such date on the New York Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
Documents Incorporated By Reference
Portions of the Company’s definitive 2022 Proxy Statement are incorporated by reference into Part III of this 2021 Annual Report.

Element Solutions Inc
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2021

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Incremental term loans entered into on September 1, 2021, under the Credit Agreement, in an aggregate principal amount of $400 million through a corresponding increase in the Company's existing senior secured term loans B.
Arysta	Arysta LifeScience Inc., a former subsidiary, which operated Element Solutions' Agricultural Solutions business prior to the Arysta Sale.
Arysta Sale	Sale of 100% of the issued and outstanding shares of common stock of Arysta and its subsidiaries to UPL Corporation Ltd. on January 31, 2019.
ASU	Accounting Standards Update.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
DMP Acquisition	Acquisition on July 1, 2020 of Industrial Water Treatment Solutions Corporation and its subsidiaries, dba "DMP."
EBITDA	Earnings before interest, taxes, depreciation and amortization.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO Acquisition	Acquisition on January 26, 2022 of HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
Kester Acquisition	Acquisition on December 2, 2019 of the Kester business from Illinois Tool Works Inc.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
OEM	Original equipment manufacturer.
RSUs	Restricted stock units issued by Element Solutions from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Securities Act	Securities Act of 1933, as amended.
Series A Preferred Stock	Element Solutions' 2,000,000 shares of Series A convertible preferred stock, converted into shares of Element Solutions' common stock on February 25, 2020.
WACC	Weighted average cost of capital.
2013 Plan	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan.
2020 Annual Report	Element Solutions Inc's annual report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.
2021 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2021.
2022 Proxy Statement	Element Solutions’ definitive proxy statement for its 2022 annual meeting of stockholders expected to be filed no later than 120 days after the Company's fiscal year end of December 31, 2021.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
5.875% USD Notes due 2025	Element Solutions' $800 million aggregate principal amount of 5.875% senior notes due 2025, denominated in U.S. dollars, issued on November 24, 2017 and December 8, 2017 and fully redeemed on September 4, 2020.
ii

Forward-Looking Statements
This 2021 Annual Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy and availability of vaccines and treatments targeting COVID-19 and its variants; capital requirements and need for and availability of financing; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; performance targets; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, without limitation, those discussed in Part I, Item 1A, Risk Factors, of this 2021 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this 2021 Annual Report is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
While progress has been made to contain the COVID-19 pandemic, it remains a global challenge. The ultimate extent of the impact of COVID-19 and/or its variants on our business or our future results of operations, financial condition and/or expected cash flows remains unknown as COVID-19 and its variants continue to spread. The long-term impact of the pandemic will depend on numerous and evolving factors that are highly uncertain, vary by market and cannot be quantified at this time, such as the scope, severity and duration of the pandemic.
Non-GAAP Financial Measures
This 2021 Annual Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 23, Segment Information, to the Consolidated Financial Statements, both included in this 2021 Annual Report.
iii

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names, trade names, trademarks, service marks or logos used in this 2021 Annual Report are part of the Company's intellectual property, although the “®” and “TM” trademark designations may have been omitted. For financial and other information about our segments and the geographic areas in which we do business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, "Financial Statements and Supplementary Data" in Part II, Item 8, as well as Note 1, "Background and Basis of Presentation" and Note 23, "Segment Information" to our audited Consolidated Financial Statements, all included in this 2021 Annual Report.
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
We believe the majority of our businesses hold strong positions in the high-growth markets we serve. Our strategy is based on a balance of operational excellence and prudent capital allocation. Our operating teams focus on the strong execution of customer-led product development, superior technical sales support and continuous supply chain optimization. Our senior leadership aims to foster an environment of accountability and success for our operating teams while also evaluating and executing on high-return capital allocation opportunities that can drive improvements in long-term shareholder value.
Acquisitions and Divestitures
We may pursue targeted and opportunistic acquisitions in our existing and adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offering, and enhance our growth and strategic position.
Our recent transactions included:
Coventya Acquisition - On September 1, 2021, we completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements our industrial portfolio. Coventya is included in our Industrial Solutions business line within our Industrial & Specialty segment. The acquisition was funded with the proceeds from the $400 million Add-on Term Loans and cash on hand.
HKW Acquisition - On May 5, 2021, we completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements our broader electronics portfolio with many applications overlapping with our semiconductor technologies. HKW is included in our Semiconductor Solutions business line within our Electronics segment.
HSO Acquisition - On January 26, 2022, we completed the HSO Acquisition for $20.3 million, net of cash. The HSO group is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. The HSO group will be included in our Industrial Solutions business line within our Industrial & Specialty segment.

Business Segments
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. In 2021, we achieved sales of $2.40 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 64% and 36%, respectively. Neither of our segments is subject to significant seasonality, and both share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets each segment serves.
Our businesses generate revenue from the development, formulation and sale of their chemistry solutions globally. While our products typically represent only a small portion of our customers' costs, they are integral to their manufacturing processes and overall product performance.
Our extensive global teams of specially trained scientists and engineers develop products while our expert sales and service organizations strive to ensure customer needs are met every day. We draw upon our broad and longstanding intellectual property portfolio and technical expertise while working closely with both customers and OEMs on an ongoing basis to develop proprietary solutions tailored to their manufacturing needs. We then seek to win qualifications and specifications into their supply-chains, which provide additional future revenue opportunities. We also leverage these close relationships to execute our growth strategy and identify opportunities for new product development. Our continuous focus on customer-centric innovation serves as a catalyst to drive changes to existing formulations and to capitalize on adjacent market opportunities in our industry.
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
Our Electronics segment provides solutions through the following businesses:
Assembly Solutions - representing approximately 54% of the segment's 2021 net sales. As a global supplier of solder technologies, fluxes, cleaners and other attachment materials for the electronics assembly industry, we develop innovative materials that join electronic circuits in high volume device manufacturing. Our high-performing interconnect materials are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets. Of our total net sales for Assembly Solutions, approximately 50% is metal content whose price fluctuations are generally passed through to our customers.
Circuitry Solutions - representing approximately 30% of the segment's 2021 net sales. As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary liquid chemical processes ("baths") used by our customers to manufacture printed circuit boards. Our product portfolio is focused on specialized consumable chemical processes, such as surface treatments, circuit formation, primary metallization, electroplate and final finishes. We believe our growth in this business will be driven by demand in wireless mobile devices, internet infrastructure computers and the increasing use of electronics in automobiles.
Semiconductor Solutions - representing approximately 16% of the segment's 2021 net sales. As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, internet of things, 5G communications and the increasing content and complexity of electronics in automotive applications.

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

Semiconductor Solutions
Semiconductor Materials & Packaging Applications
Advanced plating chemistries and assembly materials used for semiconductor chip fabrication and packaging. Our plating portfolio consists of copper, nickel and precious metals used in wafer-level packaging applications as well as damascene metallization used for transistor interconnection. Our semiconductor assembly materials portfolio includes die attach pastes and films, thermal interface materials, adhesives, getters, solder flux and solder pastes. Key brands include ALPHA, ViaForm, MICROFAB, ATROX, Kester, Electrolube and Compugraphics.

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
Our Industrial & Specialty segment provides solutions through the following businesses:
Industrial Solutions - representing approximately 75% of the segment's 2021 net sales. As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as hard chrome plating of shock absorbers for cars or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end markets, such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment and recycle and reuse solutions. Our industrial customer base is highly diverse and includes customers in the following end markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment and transportation equipment. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.
Graphics Solutions - representing approximately 18% of the segment's 2021 net sales. As a supplier of consumable materials used to transfer images on to consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries. Photopolymers are molecules that change properties upon exposure to light. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. We believe growth in this business will be driven by consumer demand and market shifts favoring the use of package imaging technologies that, like ours, offer a lower total cost of ownership to customers.
Energy Solutions - representing approximately 7% of the segment's 2021 net sales. As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.
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
Graphics Solutions
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
Competitive Strengths
We believe the following competitive strengths differentiate our businesses from competitors and contribute to our ongoing success:
•Industry Leading Positions. We strategically focus on acquiring and maintaining leading positions in niche sectors of high-growth markets by offering innovative products and high value-added services to our customers. We believe our scale and global reach in product development, marketing and formulation provide us with advantages over many competitors, allowing us to maintain strong market share positions and drive profitable growth. Our strong market presence contributes to our ability to attract new customers and successfully enter new end-markets.

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
•Comprehensive Offering of Critical Products. We provide our customers with a comprehensive offering of products that meet many of their specialty chemical needs. In many cases, we offer a full suite of products with complementary capabilities that provide a complete functional solution to the customer. We believe the ability to provide a “end-to-end” product offering is a significant competitive advantage over many of our smaller competitors. Additionally, we believe our breadth of touchpoints from circuit formation through circuit assembly is unique in the market and allows for a broader dialogue with customers in electronics end markets. We also believe that our existing product offerings provide many opportunities for growth in adjacent end-markets.
•Stable Cash Flow and Low Capital Requirements. Our businesses typically generate high margins and require low capital expenditures, which translate into high cash flow margins and returns on capital. Instead of large investments in physical assets to sustain business or grow, we focus our investments on our technological innovation or sales and services areas. Our business involves the formulation of a broad range of specialty chemicals created by blending raw materials and incorporating them into multi-step technological processes. This model allows us to conservatively manage our fixed asset investments. We believe our existing fixed asset base is well-maintained and, accordingly, requires low ongoing capital expenditures.
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
•Market Leading Innovation. Our customers participate in dynamic markets driven by innovation, which means that we too must place a strong emphasis on innovation. We work alongside our customers and OEMs to develop leading edge products based on our significant intellectual property portfolio, process experience, and technical expertise. Building on our core competencies in product innovation, applications development, and technical service should help drive organic growth. Innovation helps develop new high-growth markets and technologies and expand upon our existing portfolio with new products for current and adjacent markets.
•Enabling Sustainability. It is both socially responsible and commercially compelling to develop sustainable solutions that exceed the increasingly stringent environmental standards of our customers and regulators. As part of our innovation and product development process, we actively partner with governments, industry groups and universities to develop commercially viable, environmentally friendly solutions for our customers' use around the world. Enabling our customers to improve their environmental footprint will allow us to do well by doing good.

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
•Disciplined and Prudent Capital Allocation. Our capital efficient business model translates to stable, substantial free cash flow. Our ability to grow the intrinsic value of our shares relies on deploying that capital prudently. We intend to be opportunistic with the allocation of our free cash flow and may pursue organic investments in priority markets, bolt-on and strategic acquisitions, as well as stockholder-friendly capital returns, such as share repurchases or dividends. Our investment decisions will be driven by comparing relative and absolute risk adjusted returns expectations.
Customers
Our businesses have diverse customer bases and sell products either directly to end-user customers or through intermediaries. We also have collaborative relationships with many OEMs and industry partners, who specify our chemistries and technologies for use in their products or grant us development rights to their intellectual property.
We believe that we are able to attract new customers successfully through our international reach, coupled with our local knowledge and on-the-ground presence, which enable us to meet the needs of our customers. We operate a relatively large number of small and medium-sized facilities located close to our customers throughout the world's major economic regions. This close proximity to our global customers' local sites enables access to all key growth markets and along with our efficient formulation process, allows for "just in time" supply chain management.
We believe that our businesses are not materially dependent upon any single customer, with no customer representing 10% or more of our consolidated net sales in 2021, 2020 or 2019.
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
Human Capital Management
We strive to embody the five elements of our culture, our “5 Cs”: Challenge, Commit, Collaborate, Choose and Care. These core values are the foundation of our organization. We believe they reinforce our strategic objectives and empower our employees when serving and engaging with our customers globally.

At December 31, 2021, we employed over 5,300 full-time employees, of which approximately 40% are research and development chemists and experienced technical service and technical sales personnel. Our full-time employees are based throughout the world, with approximately 80% employed outside of the U.S. In certain countries where we operate, our employees are also members of unions or are represented by works councils. We believe our relationships with our employees and collective bargaining unions are satisfactory.
Talent Retention and Development. With our focus on innovation and service, key elements of our human capital strategy are the attraction, acquisition and engagement of highly skilled employees. Accordingly, we are committed to the continued development of our people and track internal KPIs related to career development and internal promotion. We offer many training opportunities to cultivate talent, improve targeted skills and facilitate internal mobility to create a high-performing and diverse workforce. In 2021, we introduced myESI, an internet-based human resources and career development portal, to provide our employees with empowering tools to drive their own career development. In addition, we regularly review talent development and succession plans for each of our functions and segments to identify and develop a pipeline of talent to maintain business operations.
Diversity and Inclusion. We believe that an inclusive and diverse team drives innovation, which in turn allows us to compete effectively. To that end, we have policies designed to ensure fair hiring practices and prevent discrimination and harassment. To further emphasize the importance of these guiding principles, we provide diversity training on a targeted basis and solicit feedback through global employee surveys. In the U.S., our outreach and diversity recruiting efforts consist of targeted hiring initiatives, including job postings on platforms that appeal to potential minority candidates. We have short-term targets designed to increase diversity in our Company.
Health and Safety. As a chemical company, the success of our business is fundamentally connected to the safety of our employees. Accordingly, we have policies, safety programs and management systems to promote a healthy and safe workplace. In the context of the COVID-19 pandemic, we proactively developed and continue to implement Company-wide COVID-19 health and safety policies and procedures based on guidance from global health organizations, relevant governments and pandemic response best practices. We continue to monitor the implications of the pandemic on our business as well as our customers' and suppliers' businesses.
Social and Community Impact. We believe that building connections among our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We understand that the best workforce comes from thriving communities, so we invest in our communities to support them. Through our engagement programs, our employees can connect to volunteering and giving opportunities. The ESI Foundation, which we funded in December 2020, serves as our charitable giving entity and provides monetary grants to qualified charitable organizations in the communities where our employees live and work. In 2021, as part of our ESI Cares initiative, we established a grant solicitation process for donations to charities and causes that are important to our employees and our communities. In addition, during 2021, many of our employees around the world utilized our charitable match program, benefiting approximately 850 charitable organizations.

We communicate frequently with our employees through a variety of methods, including town hall meetings, our Company intranet and emails. To evaluate our employee experience and retention efforts, we conduct global employee culture surveys. We also survey our customers to gauge customer satisfaction and expectations.
Research and Development
Innovation is a key element of our culture and critical to our success. Continued investment in research and development ensures that we remain ahead of emerging trends and continue to strengthen our strong positions in our market niches. Our research and development activities are also focused on developing products and improving formulations and processes that respond to or anticipate customers' changing needs and that we expect will drive growth or otherwise add value to both our core business operations and customers. We accelerate market introductions and increase the impact of our local product offerings through collaboration with partners in the academic and commercial sectors (customers and value-chain partners) and by working with customers and OEMs on tailored application development around the world through our technical service teams. We plan to continue making meaningful investments in a broad range of research and development efforts.
Our commitment to technological innovation and extensive intellectual property portfolio enables us to develop differentiated products at the forefront of technological advances. Research resulting in new, proprietary formulations is performed principally in Germany, United Kingdom, India, Singapore, and the United States. During 2021, our research and development expenses totaled $49.7 million. Substantially all research and development activity was performed internally.

Competitive Environment
Our markets are competitive and subject to rapid changes in technology. Our businesses compete in markets for specialty chemicals for electronic applications, general metal and plastic finishing, offshore oil and gas exploration and production, and consumer packaging.
Our businesses compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, service, range of products and services and support. We maintain extensive technical support and testing services for our customers and are continuously developing new products to meet their needs. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us across several business areas. In addition, some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products. We believe, however, that our ability to manufacture, sell, service and develop new products and applications, enable us to compete successfully. Some large competitors operate globally, as we do, but most operate only locally or regionally. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
The specific competitive environment of each of our segments is described below:
Electronics
Our Electronics segment provides a broad line of proprietary chemical compounds and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are Atotech Inc., DuPont de Nemours, Inc., Henkel Corporation, Senju Metal Industry Co. and Uyemura International.
Industrial & Specialty
Our Industrial & Specialty segment provides a broad line of proprietary chemical compounds and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are Atotech Inc., DuPont de Nemours, Inc., BP p.l.c., Miraclon Corp. and Flint Group.
Sources and Availability of Raw Materials
Our businesses formulate a broad range of specialty chemicals, which we create by blending raw materials and incorporating them into multi-step technological processes. Our global operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials as-needed from outside sources and we work closely with these suppliers to help ensure continuity of supply while maintaining high quality and reliability. As part of our sustainability efforts, we recycle certain raw materials, primarily tin, in our own smelting and refining facility in the U.S. for further use in our manufacturing process. The majority of the raw materials we use are, in most cases, obtainable from multiple conformant sources worldwide.
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
We regularly file patent applications to protect innovations arising from our research and development. At December 31, 2021, we owned, had applications pending, or licensed the rights to, approximately 2,600 domestic and foreign patents, which have remaining lives of varying duration. Although certain of these patents are important to our business, no specific group or groups of intellectual property rights are material, and we have many proprietary products which are not covered by patents.
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
Government Regulations
As a global manufacturer and distributor of specialty chemicals, our operations are, or may in the future be, subject to extensive domestic and foreign laws, regulations, rules and ordinances relating to safety, health and environmental matters (or SH&E requirements), including product safety, worker health and safety and environmental protection matters, such as discharges of pollutants, the management, handling, generation, emission, release, discharge, treatment, storage and disposal of hazardous substances and wastes and the cleanup of contaminated properties.
Compliance with SH&E requirements has not had, and in the future is currently not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. However, current governmental, regulatory and societal demands for increasing levels of product safety, such as chemical composition, packaging and labeling, and environmental protection, such as the management, movement and disposal of hazardous substances, are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, as climate change and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, we expect that this trend of increased regulation will continue in the future and there can be no assurance that future material capital expenditures or incremental operating expenses will not be required in order to ensure compliance.
We may in the future incur significant costs, including cleanup costs for contaminated sites and related fines or penalties, and face third-party claims for property or natural resource damage or personal injuries relating to past or future violations of, or liabilities under, environmental laws and regulations applicable to our operations. We believe that we are in material compliance with such laws and regulations, and consider that the liabilities we recorded at December 31, 2021 for our various environmental matters were appropriate.
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
The information on or linked to our website is neither a part of nor incorporated by reference into this 2021 Annual Report or any of our other SEC filings.
Corporate Information
Our principal executive offices are located at 500 East Broward Boulevard, Suite 1860, Fort Lauderdale, Florida 33394 and our telephone number is (561) 207-9600.

Item 1A. Risk Factors
The following discussion of "risk factors" identifies the material factors that may adversely affect our business, financial condition or results of operations. Potential investors should carefully consider these risks and the other information in this 2021 Annual Report when evaluating our business. This discussion is not all inclusive and additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business operations and cause our future results to differ from our expectations.
BUSINESS & OPERATIONAL RISK FACTORS
We may be unable to compete successfully in the competitive markets in which we operate and, as a result, we may experience pricing pressure, fewer customer orders, reduced margins and the loss of market share.
We may be unable to compete successfully in the competitive markets in which we operate. In these markets, we encounter competition from numerous and varied competitors in all areas of our businesses. Some of our competitors have longer operating histories, greater resources and greater brand recognition, and a larger base of customers than we do. As a result, we may lose business, customers and market shares if we are unable to devote greater resources to the research and development, manufacturing, formulation, promotion, sale or support of our products, withstand adverse changes in economic conditions or prices of raw materials, and/or maintain competitive pricing. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers which could limit our ability to generate sales, acquire necessary raw materials and/or significantly increase costs.
In addition, the markets in which we operate are driven by consumer preferences that are rapidly changing as well as frequent new product introductions and improvements. As a result, we must develop new products and services that offer distinct value to our customers in order to compete successfully. We seek to provide products tailored to the often-unique and evolving needs of our customers which require an ongoing level of innovation. Our inability to anticipate customers’ changing needs or adapt to emerging technological and business trends accurately, control research and development costs or execute our innovation strategy could adversely affect our ability to sustain our market positions and/or penetrate new markets.
Consolidation of our competitors could also place us at a competitive disadvantage and reduce our profitability. We operate in industries which are fragmented on a global scale, but in which there has been a trend toward consolidation in recent years. Consolidations of our competitors may jeopardize the strength of our positions in one or more of our markets which could adversely affect our business, financial condition or results of operations as well as our growth potential.
If we don't successfully execute our go-to-market strategy, our business and financial performance may suffer.
Our go-to-market strategy is focused on leveraging our existing portfolio of products and services as well as introducing new products and services to meet the demands of our customers in a continually changing technological landscape. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on organic growth, and innovate by developing new products and services that will enable us to expand beyond our existing technology categories. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas and support our research & development activities, could adversely affect our business, financial condition or results of operations.
In addition, the process of developing new high-technology products or enhancing existing products is complex, costly and uncertain. After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and maintaining the high quality level that our customers expect. Any delay in the development, forecast, production and/or marketing of a new product could result in us not being among the first to market which could further harm our competitive position.
Meeting customer demand depends in part on our ability to obtain timely deliveries from our suppliers and contract manufacturers. Considering the recent supply chain-related challenges, we have increased our procurement efforts to help ensure continuity of supply to our customers. These increases in materials inventory and purchase commitments to shorten lead times could result in excess and obsolete inventory charges if the demand for our products is ultimately less than our expectations.

Our substantial international operations subject us to risks of doing business in foreign countries which could affect our business, financial condition or results of operations.
Our products are manufactured, formulated, distributed and sold globally. In 2021, approximately 76% of our net sales were generated from non-U.S. operations. As a result, we face certain risks inherent in international trade which may reduce our international sales and harm our business, including:
•fluctuations in currency values and foreign currency exchange rates;
•political instability, war, terrorism and other political or instability risks and their impact on the global economy;
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
•as seen in recent actions of the governments of the U.S. and China, governmental regulations affecting the import and export of products, including global trade barriers, tariff increases, cash repatriation restrictions, retaliations and potential boycotts;
•import and export control and licensing requirements;
•public health concerns, including epidemics, such as the COVID-19 pandemic, and related governmental actions;
•business cultures accepting of various levels of corruption;
•risk of non-compliance with the Foreign Corrupt Practices Act of 1977, SEC rules regarding conflict minerals sourcing and other similar laws or regulations in other jurisdictions;
•compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and regulatory requirements;
•negative impacts related to the United Kingdom's withdrawal from the E.U., or "Brexit", including uncertainties regarding the terms of applicable trade treaties between the United Kingdom and other countries;
•greater difficulty in safeguarding intellectual property than in the U.S.;
•difficulty in staffing and managing geographically diverse operations and attempting to ensure compliance with our policies and procedures; and
•challenges in maintaining an effective internal control environment, including language and cultural differences, varying levels of GAAP expertise and internal control over financial reporting.
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
Our business involves complex operations. As a result, our success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel as well as their ability to provide uninterrupted leadership and direction. In addition, due to the specialized and technical nature of our business, our future performance depends upon our ability to attract, develop and retain skilled employees, such as specialized research and development and sales and service personnel, in order to maintain our efficient production processes, drive innovation in our product offerings and maintain our deep customer relationships. The failure to attract and retain key personnel, or effectively manage succession, could have an adverse material impact on our business, financial condition or results of operations.
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
We have completed several acquisitions and divestitures and may in the future pursue additional opportunistic strategic transactions. Our ability to achieve the anticipated benefits of acquisitions or divestitures depends on many factors, including our ability to negotiate favorable transaction terms, close such transactions in a timely and cost-effective manner and successfully integrate any businesses we acquire.
With respect to acquisitions, we may be exposed to successor liability relating to actions taken before the acquisition date. The due diligence we conduct in connection with an acquisition, the controls and policies we implement and any contractual guarantees or indemnities that we receive from the sellers of acquired companies or assets may not be sufficient to protect us from, or compensate us for, actual liabilities. Acquisitions also involve compliance and reputational risks as well as risks relating to differing levels of management and internal control effectiveness, systems integration, impairment charges relating to recorded goodwill and intangible assets, significant accounting charges and expenses resulting from the completion and integration of a sizable acquisition and the need to fund increased capital expenditures, working capital requirements and employee retention.
In addition to unanticipated delays, costs and other issues, divestitures may expose us to liabilities or claims for indemnification for retained liabilities or indemnification obligations associated with the assets or businesses that we sell. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the transaction, as it was the case for certain liabilities retained in connection with the Arysta Sale and described under Note 5, Discontinued Operations, to the Consolidated Financial Statements included in this 2021 Annual Report. We cannot predict the ultimate resolution of these matters, and there can be no assurance that any such resolution, which may take several years, will not adversely impact our financial position or results of operations.
INDUSTRY RISK FACTORS

Industry and consumer trends may cause significant fluctuations in our results of operations and have a material adverse effect on our financial condition.

The specialty chemical industry is subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, finite product lifecycles, raw material price fluctuations, and changes in product supply and demand. For example, the mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price which could impact our sale volumes and margins. In the automotive industry, demand for our products and services may be affected by technological advances, changing automotive OEM specifications and other factors that impact production levels of our customers that we cannot control, such as interest rates, fuel prices, shifts in vehicle mix, consumer confidence, regulatory and legislative oversight requirements and trade agreements. In addition, technological changes in our customers’ products or processes may make certain of our specialty chemicals unnecessary or obsolete. Customers also have found, and may continue to find, alternative materials or processes, which no longer require our products. All these factors, consumer trends and industry characteristics may impact the demand for our products which may cause significant fluctuations in our results of operations and adversely affect our financial condition and cash flow.

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
The requirement of the Dodd-Frank Wall Street Reform and Consumer Protection Act, relating to the annual disclosure of a company's use of conflict minerals (tin, tantalum, tungsten, or gold) mined from covered countries (Democratic Republic of the Congo and adjoining countries) in its products could also affect the sourcing, pricing, and availability of these conflict minerals. If only a limited pool of our suppliers can demonstrate that they do not source any conflict minerals from the covered countries or as permitted under the conflict minerals rules, we may not be able to obtain conformant conflict minerals in sufficient quantities or at competitive prices.
Commodities and energy prices are subject to volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change and weather conditions and other world events. As we source many of our raw materials globally to help ensure quality control, if the costs of energy, shipping or transportation increase and we are unable to pass along those costs to our customers, our profit margins and working capital would be adversely impacted. In 2021, for example, as a result of supply chain disruptions, the automotive industry experienced a period of sustained price increases for commodities. Shipping costs also increased significantly. Passing along these costs to our customers by increasing our prices could result in long-term sales declines or loss of market share if our customers were to find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could in turn have an adverse long-term impact on our business, financial condition or results of operations. In addition, if we are unable to price our products competitively to timely reflect volatility in prices of raw materials or if we do not accurately estimate the amount of raw materials needed for a specific geographic region, our margins could be adversely affected.
LEGAL & REGULATORY RISK FACTORS

Intellectual Property
If we are unable to protect our intellectual property rights, our business, financial condition or results of operations could be adversely affected.
Protection of our proprietary processes, methods, formulations and other technology is important to our business. To protect our intellectual property rights, we generally rely on patent, trade secret, trademark and copyright laws of the U.S. and certain other countries in which our products are manufactured or sold as well as nondisclosure and confidentiality agreements. The laws of other countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Failure to protect our existing intellectual property rights, domestically or internationally, may result in the loss of valuable technologies and our competitors offering similar products, potentially resulting in the loss of one or more competitive advances and decreased sales and/or market shares. Additionally, we rely in some cases upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third-parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for, or adequate remedies to protect, our trade secrets or proprietary manufacturing expertise in the event of unauthorized use or disclosure of information.
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
Additionally, we could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for material damages and/or be required to change our processes, redesign our products partially or completely, pay to use the technology of others, stop using certain technologies or stop producing the infringing product entirely. Regardless of the merit of these claims, they can be time-consuming, divert the time and attention of our management and technical personnel, and result in material litigation costs. Any settlement or adverse judgment resulting from litigation could also prevent us from offering certain of our products and/or require us to obtain a license to continue to use the intellectual property rights that are the subject of the claim, or otherwise restrict or prohibit our use of such intellectual property rights. Any required licensing fees may not be available to us on acceptable terms, if at all.
Finally, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we would have a lower level of visibility into the development process with respect to such technology and the steps taken to safeguard against the risks of infringing the rights of third parties.
Global Regulations
Changes in our effective tax rate, tax cost and tax liabilities could adversely affect our financial condition, results of operations and liquidity.
In 2021, approximately 76% of our net sales were generated outside of the U.S. Given the global nature of our business, a number of factors may increase our effective rate and tax cost, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in the jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. For example, the Tax Cuts and Jobs Act (or TCJA), enacted on December 22, 2017, contained significant changes to certain U.S. tax laws relevant to us. Moreover, we are regularly examined by various tax authorities throughout the world, and the final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in additional tax liabilities and an adverse impact on our tax provision, net income and cash flow. Adverse developments in an audit or litigation could materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in the Company's historical income tax provisions, accruals and unrecognized tax benefits, which could materially and adversely affect our business, financial condition, results of operations and cash flows.
Chemical manufacturing is inherently hazardous and may result in accidents, which may disrupt our operations or expose us to significant losses or liabilities.
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations as our research and development, manufacturing, formulating and packaging activities involve the use of hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate hazardous materials in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, or pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, all or any of which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. We are dependent on the continued operation of our production facilities (including third-party manufacturing on a tolling basis), and the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition or results of operations.

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
Our products are subject to numerous, complex federal, state, local and foreign customs regulations, imports and international trade laws, export control, antitrust laws, environmental and chemicals manufacturing, global climate change, health and safety requirements and zoning and occupancy laws that regulate manufacturers generally or govern the importation, promotion and sale of our products, the operation of our factories and warehouse facilities and our relationship with our customers, suppliers, employees and competitors.
Our products and manufacturing processes are also subject to numerous regulations and ongoing reviews by certain governmental authorities. Governmental, regulatory and societal demands for increasing levels of product safety and environmental protection are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. The European Union's REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals) regulations enacted in 2009 have been a continuing source of compliance obligations and restrictions on certain chemicals, and REACH-like regimes have now been adopted in several other countries. In the U.S., the core provisions of the Toxic Substances Control Act (TSCA) were amended in June 2016 for the first time in 40 years. Among the more significant changes were mandatory safety reviews of existing "high priority" chemicals and regulatory actions to control any "unreasonable risks" identified as a result of such reviews. The U.S. Environmental Protection Agency (EPA) also must find no "unreasonable risk" associated with any new chemical before it can be fully commercialized. These new mandates create uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether any new chemical approval process may become more difficult and costly. Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to the use in our products of certain “conflict minerals” that are mined from the Democratic Republic of Congo and adjoining countries, and similar laws in other jurisdictions, such as the E.U. Conflict Minerals Regulation, enacted on January 1, 2021, also apply to us. All of these regulations and these types of changes in the Company's regulatory environment, particularly, but not limited to, in the U.S., the E.U. and China, may require us to re-design our products or supply chain to ensure compliance with the applicable standards. For example, compliance with these regulations could require us to use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects, which in turn could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition and results of operations.
In addition, we have incurred, are incurring and will incur in the future, costs and capital expenditures to comply with environmental, health and safety laws and regulations. For example, we have several product lines that rely on lead-based solder and many others that historically did so. Legal claims have been brought alleging harmful exposures or contamination as a result of lead-based solder, and it is possible that we may face additional claims in the future. We are also currently involved in various environmental investigations due to historic operations. Liability under some environmental laws relating to contaminated sites can be joint and several and imposed retroactively, regardless of fault or the legality of the activities that gave rise to the contamination. Some of our formulating and manufacturing facilities have an extended history of chemical formulating and manufacturing operations or other industrial activities, and contaminants have been detected at some of our sites and offsite disposal locations. Ultimate environmental costs and liabilities are difficult to predict and may significantly vary from current estimates. To the extent available, we maintain what we believe to be adequate insurance coverage. However, there can be no assurance that we won’t incur losses beyond the limits or outside the terms of such coverage, or that we will be able to maintain adequate insurance at rates we consider reasonable. In addition, the discovery of additional contaminants, the inability or failure of other liable parties to satisfy their obligations, the imposition of additional cleanup obligations, or the commencement of related third-party claims could result in additional material costs and negatively impact our financial condition or results of operations.

Although it is our policy to comply with such laws and regulations, it is possible that we have not been, or may not be at all times, in material compliance with all such requirements. Current governmental, regulatory and societal demands for increasing levels of product safety, such as chemical composition, packaging and labeling, and environmental protection, such as the management, movement and disposal of hazardous substances, are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. In addition, increasing focus on areas such as environmental, social and governance (ESG) matters requires the continuous monitoring of various and evolving standards, which may also evolve into new regulations and/or disclosure requirements. We expect these trends to continue and the ultimate cost of compliance could be material. In particular, changes in environmental and climate laws or regulations, especially as climate change and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, could lead to new or additional investment in production designs, incremental operating expenses and increased environmental expenditures in order to ensure compliance, for us, our suppliers and our customers. Changes in climate change concerns, or in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs, which could negatively impact our business, financial condition and results of operations.
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
As a global company, we are subject to various laws and regulations relating to the export of products, services and technology. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR), administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and the International Traffic in Arms Regulations (ITAR), administered by the U.S. Department of State’s Directorate of Defense Trade Controls. Some of our products or technology may have military or strategic applications governed by the ITAR or represent so-called “dual use” items governed by the EAR. Although the majority of our relevant products is currently subject to automatic approval and does not require government licenses to be exported to certain jurisdictions or persons, this may change in the future if these laws and regulations are amended or if new laws or regulations are adopted. Any failure to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, which could result in a material adverse effect on our business, financial condition or results of operations.
Failure to comply with anti-corruption laws could subject us to penalties and damage our reputation.
Our international operations are subject to the Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Under these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. However, in certain of the jurisdictions where we conduct business, we face a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices and, despite our training and compliance programs, there can be no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Failure by us or our intermediaries to comply with applicable anti-corruption laws may result in civil and/or criminal penalties or other sanctions, including disgorgement of profits and contract suspensions or cancellations, any of which could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.

Failure to comply with international trade restrictions and economic sanctions laws and regulations could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or generate sales in countries all over the world, including countries that are or may become the target of trade and economic restrictions from the U.S. and/or other countries, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to Economic Sanctions Laws. We have established policies and procedures to assist with our compliance with Economic Sanctions Laws and believe we do not unlawfully conduct business in any sanctioned countries. However, given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws, there can be no assurance that our controls and procedures have prevented in the past or will prevent at all times in the future a violation of these laws. Failure to comply with Economic Sanctions Laws, or allegations of such failure, could lead to investigations and/or actions being taken against us which could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.
Changes in data privacy and data protection laws and regulations, or any failure to comply with such laws and regulations, could adversely impact our business.
Our global business is subject to a wide variety of domestic and foreign laws and regulations designed to protect the privacy of customers, employees and other third parties. The interpretation and application of such privacy laws and regulations, including, without limitation, the General Data Protection Regulation (GDPR) in the E.U. and the California Consumer Protection Act (CCPA) in the U.S. is uncertain and evolving. For example, on July 16, 2020, the European Court of Justice invalidated the E.U.-U.S. Privacy Shield and ruled that transfers made pursuant to the Standard Contractual Clauses (or "SCCs") and other alternative transfer mechanisms need to be analyzed on a case-by-case basis to ensure E.U. standards of data protection are met in the jurisdiction where the data importer is based, and there continue to be concerns about whether the SCCs and other mechanisms will face additional challenges. Complying with these various laws and regulations is difficult and could require us to incur substantial costs or change our business practices in a manner adverse to our business.
Although we have implemented internal controls and procedures designed to ensure compliance with the GDPR, the CCPA and other privacy-related laws, rules and regulations, there can be no assurance that our controls and procedures enable us to be fully compliant. Any failure, or perceived failure, by us to comply with the GDPR, the CCPA or any other applicable regulatory requirements or orders, including, but not limited to, privacy, data protection, information security, or consumer protection-related privacy laws and regulations, in one or more jurisdictions within the E.U., the U.S. or elsewhere, could result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit the offering of our products and services in certain countries; or otherwise adversely affect our business, as we would be at risk to lose both customers and sales, and incur substantial costs.
FINANCIAL RISK FACTORS
Our net sales and gross profit have varied depending on our product, customer and geographic mix for any given period which makes it difficult to forecast future operating results.
Our net sales and gross profit vary among our products, customers and markets, and therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, customer and geographic mix reflected in that period’s net sales. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory conditions and other factors may also result in reductions in revenue or pressure on the gross profit margins in a given period. The varying nature of our product, customer and geographic mix between periods has materially impacted our net sales and gross profit between periods during certain recessionary times and may lead to difficulties in measuring the potential impact of market conditions, regulatory changes and/or other factors on our business. As a result, we may be challenged in our ability to forecast our future operating results.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
The reporting currency for our financial statements is the U.S. dollar. However, in 2021, approximately 76% of our net sales were generated from non-U.S. operations, which means that we have net sales, substantial assets, liabilities and costs denominated in currencies other than the U.S. dollar. To prepare our Consolidated Financial Statements, we must translate those sales, assets, liabilities and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows and liquidity. Although we employ a variety of techniques to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, we cannot guarantee that such risk management strategies will be effective, and our financial condition or results of operations could be adversely impacted.
Changes in the method for determining London Interbank Offered Rate (LIBOR) and/or the replacement of LIBOR, could adversely affect interest expense related to outstanding debt.
Our Credit Agreement uses the London Interbank Offered Rate (LIBOR) as a benchmark for establishing the interest rate applicable to the loans under this agreement. In addition, amounts drawn under our Credit Agreement may bear interest rates in relation to LIBOR, depending on our selection of repayment options. In July 2017, the United Kingdom Financial Conduct Authority (the regulatory authority over LIBOR) announced that it would phase out the use of LIBOR as a benchmark by the end of 2021. In November, 2020, the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consult on its intention to cease publication of the 1-week and 2-month U.S. LIBOR settings following the LIBOR publication on December 31, 2021, and the remaining U.S. LIBOR tenors (Overnight 1, 3, 6, and 12 months) following the LIBOR publication on June 30, 2023. Despite this deferral in the U.S., the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. We are in the process of amending relevant agreements based on LIBOR, but we cannot predict what alternative index will be negotiated with our counterparties or whether we will be able to negotiate terms that are favorable to us. An alternative reference rate could be higher or more volatile than LIBOR prior to its discontinuance, which could result in an increase in our interest expense, impacting our financial condition and results of operations. In addition, the market transition away from LIBOR towards any alternative rate is expected to be complicated and the overall financing market may be disrupted as a result of this replacement. Disruption in the financial markets or the inability to renegotiate our debt instruments with favorable terms could also have a material adverse effect on interest expense related to our outstanding debt, which in turn may materially impact our financial position.
Our Credit Agreement and other debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Agreement, the indenture governing our 3.875% USD Notes due 2028 and other debt agreements governing our outstanding debt contain restrictive clauses, which may limit our activities and operational and financial flexibility, including, among other things, our ability to grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, our Credit Agreement contains customary remedies, including the right of the lenders to take action with respect to the collateral securing outstanding loans, that would apply should we default or otherwise be unable to satisfy our debt obligations. These covenants may restrict our flexibility in operating our business. We may also not be able to borrow under the Credit Agreement if an event of default under the terms of this agreement occurs. As a result, we may be unable to pursue certain business initiatives or certain transactions that might otherwise be advantageous, meet extraordinary capital needs, finance future operations, plan for or react to market conditions, or otherwise take actions that we believe are in the best interest of our businesses which, in turn, may adversely impact our business prospects, financial condition or results of operations.
In addition, our Credit Agreement requires that we meet certain financial ratios, including a first lien net leverage ratio based on net debt to EBITDA. EBITDA is a non-GAAP measures of liquidity defined in the Credit Agreement. Our ability to meet these financial covenants depends upon the future successful operating performance of our businesses. If we fail to comply with the Credit Agreement covenants, we would be in default under our term loan and revolving credit facilities and, unless we were to obtain waivers from our lenders, the maturity of our outstanding debt could be accelerated, which could adversely impact our results of operations, financial position and cash flows.
We and our subsidiaries may incur significant additional indebtedness in the future, which would result in additional restrictions upon our business and impact our financial condition.
Our Credit Agreement provides for senior secured term loans and a revolving credit facility in an aggregate principal amount of $1.48 billion, consisting of a revolving facility in an aggregate principal amount of $330 million maturing in 2024 and term loans in an aggregate principal amount of $1.15 billion maturing in 2026. At December 31, 2021, we had $1.13 billion outstanding under the term loans and full capacity of our unused borrowing capacity of $325 million, net of letters of credit, under the revolving facility.

We and our subsidiaries may incur significant additional indebtedness in the future. Although our Credit Agreement and the indenture governing our 3.875% USD Notes due 2028 contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. In addition, subject to specified conditions, without the consent of the then-existing lenders, we may add certain incremental term loans or revolving credit facilities, or increase commitments under our revolving credit facility, by up to the sum of (x) the greater of (i) $460 million and (ii) 100% of our consolidated EBITDA, less certain amounts of indebtedness, and (y) an unlimited amount if, on a pro forma basis, (i) in case of incremental facilities that are secured on a pari passu basis with our obligations under the Credit Agreement, our total first lien net leverage ratio does not exceed 3.50 to 1.00, (ii) in case of incremental facilities that are secured on a junior basis, our senior secured net leverage ratio does not exceed 5.00 to 1.00, and (iii) in case of incremental facilities that are unsecured, our fixed charge coverage ratio does not exceed 2.00 to 1.00 (in each case, as defined in the Credit Agreement). Any significant indebtedness incurred by us or our subsidiaries could have the following material consequences:
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
As a result of our historical acquisitions, as of December 31, 2021, we had approximately $3.48 billion of intangible assets and goodwill. Under GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually. Indicators such as under-performance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, prolonged decline in the value of our stock price, unanticipated competitive activities, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. To the extent any of our acquired assets do not perform as anticipated, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill, occur.
GENERAL RISK FACTORS
The extent of the impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain and subject to change.
The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Governments have implemented measures to contain the virus, including social distancing, travel restrictions, and vaccination programs. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The extent to which this pandemic will continue to impact our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on the duration and scope of the pandemic; the efficacy, availability and/or public acceptance of vaccines and treatments targeting COVID-19 and/or its variants; governments', businesses', and individuals' actions in response to the pandemic; the impact on economic activity, including financial market instability; and other numerous and evolving factors that at this time are highly uncertain, vary by market and cannot be accurately predicted or quantified. These factors may adversely impact our business as well as our suppliers, vendors and consumers, who might defer decision making, delay orders or seek to renegotiate or terminate existing agreements.
Our management is focused on mitigating the impact of the pandemic, which has required and will continue to require a substantial investment of time and resources across our Company and could delay other value-added initiatives. The factors mentioned above could materially adversely affect our future business and our future results of operations, financial condition, expected cash flows and/or stock price, and the actual results that we will experience may differ materially from our estimates.
We have numerous equity instruments outstanding that could require the future issuance of additional shares of common stock, which issuance could result in significant dilution of ownership interests and have an adverse effect on our stock price.
In June 2014, the Company's stockholders adopted the 2013 Plan, which provides for the grant of equity-based awards, including RSUs and options, to our officers, other employees and directors. Under the 2013 Plan, 15,500,000 shares of common stock were reserved and made available for issuance. We have issued and continue to issue under the 2013 Plan equity instruments that could require us to issue additional shares of our common stock, which issuance could result in a stockholder's percentage ownership being diluted. Specifically, at December 31, 2021, the following instruments were outstanding:
•4,195,432 RSUs with each RSU representing a contingent right to receive one share of our common stock or, for performance-based RSUs, multiple shares depending upon the underlying performance metrics and the Company's performance during the applicable performance period; and
•393,573 options which, once vested, are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder.
We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes, which issuance could also result in significant dilution of ownership interest.
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
We cannot predict the size of future issuances of our shares of common stock or the effect, if any, that future issuances or sales of our shares will have on the market price of our common stock. Sales of substantial amounts of our shares, including sales by our executive officers, directors or significant stockholders, and shares issued in connection with any acquisition, or the perception that such sales or issuance could occur, may adversely affect prevailing market prices for our common stock. Decline in the stock price of our common stock may also make it more difficult for us to finance acquisitions with shares of common stock and/or sell additional equity or equity-related securities in future offerings at a time and price we deem necessary or appropriate.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
Our Board of Directors is authorized to create and issue one or more series of preferred stock, and, with respect to each series, to determine the number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. The creation and issuance of one or more series of preferred stock could affect the rights of our common stockholders or reduce the value of our common stock they hold. For example, our Board could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of our common stockholders or have certain anti-takeover effects.
There can be no assurance that we will continue to declare dividends.

Future dividends are subject to declaration by our Board of Directors in its sole discretion. To the extent the Board determines to pay dividends on our common stock in the future, we will pay dividends at the times and in the amounts as the Board determines appropriate. The Board may, however, reduce or discontinue entirely the payment of such dividends at any time. Paying dividends will depend upon many factors, including our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements and access to capital markets, covenants associated with our Credit Agreement, the indenture governing our 3.875% USD Notes due 2028 and/or other debt obligations, contractual, legal, tax and regulatory restrictions and other factors that the Board may deem relevant. Therefore, there can be no assurance that we will have the ability and/or sufficient funds to pay dividends or as to the amounts of these dividends, if any.
If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
We depend on information technology systems throughout the Company to, among other functions, control our manufacturing processes, process orders and bill, collect and make payments, interact with customers and suppliers, manage inventory and otherwise conduct business. We also depend on these systems to respond to customer inquiries, implement our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues, which could adversely impact our ability to provide quotes, receive and fulfill customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
In addition, information technology security threats, including security breaches, computer malware and other cyber-attacks are increasing in both frequency and sophistication. As previously announced on January 5, 2022, we experienced a cyber intrusion on certain of the Company's information technology systems. Any cyber-attacks or security breaches could potentially compromise confidential, business critical information, cause a disruption in our operations or harm our reputation. Our information technology systems are subject to potential disruptions, including significant network or power outages, cyber incidents, computer viruses, malicious codes and/or unauthorized access attempts, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Despite our efforts to minimize service interruptions and secure data integrity, there can be no assurance that the controls and procedures that we put in place will be sufficient to protect us. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. We may also be required to expend resources to remediate additional, more significant cyber-related incidents or further enhance and strengthen our cyber security. Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in violation of privacy and other laws, litigation, fines, negative publicity, loss of investor confidence, lost sales, business delays, indemnity obligations and/or material costs not covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations.
If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and adversely impact our stock price.
We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with GAAP. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any material changes and material weaknesses in those internal controls. We have in the past experienced, and in the future may experience again, material weaknesses and potential problems in implementing and maintaining adequate internal controls as required by the SEC. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. If we cannot provide financial reports in a timely and reliable manner, or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and our stock price could drop significantly.

We are dependent on cash flows from our operating subsidiaries to fund our debt obligations, capital expenditures and ongoing operations.
We do not have any material assets or operations other than ownership of equity interests of our operating subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans, in particular from MacDermid. As a result, we are dependent on the income generated by our subsidiaries, and to some degree on our ability to repatriate earnings from our foreign operations effectively, to meet our debt service obligations, expenses and operating cash requirements or to pay dividends or repurchase shares of our common stock. For example, the amount of dividends, if any, which may be paid to us by our subsidiaries depends on many factors, including our subsidiaries' results of operations and financial condition, limits on dividends or otherwise under applicable law and their constitutional documents, documents governing their indebtedness, and other factors which may be outside our control. If our subsidiaries are unable to generate sufficient cash flows or if we are unable to repatriate earnings effectively, or if we are unable to do so without incurring substantial costs, we may be unable to service our debt obligations, pay our expenses and/or meet our operating cash requirements or to make future dividend payments or shares repurchases, if any.
Supply Chain and business disruptions, including those related to climate change, could have a material impact on our future sales and financial condition, and may not be covered by insurance.
We believe our customers rely on our ability to timely deliver products of constant quality which are integral to their manufacturing processes and overall product performance. Our ability to meet these expectations relies on continuous access to multiple sources of raw materials and working closely with our suppliers and contract manufacturers to help ensure continuity of supply while maintaining high quality. Natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; and medical epidemics or pandemics could seriously harm our operations as well as the operations of our customers and suppliers. The occurrence of one or more of these unexpected events, in the U.S. or in other countries in which we operate, could limit our ability to access the quantity and quality of raw materials we need and/or increase the price of these materials as worldwide supply and demand may be seriously impacted. In addition, extreme weather, natural disasters or other unexpected events could result in physical damage to and closure of one or more of our manufacturing or sale facilities, temporary or long-term disruption in our supply chain and/or disruption of our ability to deliver products and services to our customers and/or increase the risk of chemical spills, other discharges or releases of toxic or hazardous substances or pipeline ruptures, all of which could in turn adversely affect our operations, financial condition, reputation and/or stock price. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, as climate change, low carbon and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, there can be no assurance that future material capital expenditures or incremental operating expenses will not be required in order to ensure compliance.
We believe climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Further, the long-term effects of climate change on general economic conditions are unclear, and changes in the supply or demand of our products, or available sources of the raw materials we use in our manufacturing processes, may affect the availability or cost of our products. Any long-term disruption in our ability to deliver our products and services to our customers could have a material adverse effect on our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2021, our physical presence included 59 manufacturing sites, of which 13 included research facilities and 7 stand-alone research centers. Of our manufacturing facilities, 12 were located in the U.S. with the remaining international facilities located primarily in Asia and Europe. We owned 27 of our manufacturing facilities, of which 7 included research facilities and 4 stand-alone research centers. In addition to the remaining manufacturing and research facilities, we leased the majority of our office, warehouse and other physical locations. Among our two business segments, Electronics and Industrial & Specialty utilize 24 and 21 of our manufacturing facilities, respectively, with the remaining 14 manufacturing facilities being shared between the two segments.
We believe that all of our significant facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes. See Note 7, Property, Plant and Equipment, to the Consolidated Financial Statements included in this 2021 Annual Report for amounts invested in land, buildings, machinery, and equipment, and Note 17, Leases, to the Consolidated Financial Statements included in this 2021 Annual Report for information about our operating lease commitments.
Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal disputes, investigations and claims and other legal proceedings, including, but not limited to, product liability claims, contractual disputes, premises claims, tax examinations as well as employment, environmental and health and safety matters. Where appropriate, we may establish loss contingencies for such proceedings based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We also maintain insurance to mitigate certain of such risks. Although we cannot predict with certainty the ultimate resolution of the various legal proceedings, investigations and/or claims asserted against us, we believe that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future litigation, proceedings, investigations or claims and it is possible that a resolution of one or more such proceedings could result in fines and penalties that could adversely affect our business, financial condition or results of operations.
In addition, we are involved in various claims relating to environmental matters at current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 18, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2021 Annual Report.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ESI.” On February 17, 2022, there were approximately 197 registered holders of record of our common stock, par value $0.01 per share, and the closing price of our common stock was $24.02.
Dividends
We declared and paid cash dividends on our common stock of $61.9 million and $12.4 million during the years ended December 31, 2021 and 2020, respectively. Prior to the fourth quarter of 2020, we had not declared or paid any cash dividends on our common stock.
On February 15, 2022, our Board declared a cash dividend of $0.08 per outstanding share of our common stock. The dividend is expected to be paid on March 15, 2022 to stockholders of record at the close of business on March 1, 2022.
We currently expect to continue to pay a cash dividend on a quarterly basis, however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
Performance Graph
The following graph compares cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021 with the cumulative total return of (i) the Standard and Poor's 500 Index, and (ii) the S&P 500 Specialty Chemicals Index, assuming a $100 investment made on December 31, 2016.

Indexed Stock Performance
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Element Solutions Inc.
S&P 500 Index
S&P 500 Specialty Chemicals Index

The stock performance shown on this graph is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock. This performance graph and related information is not deemed to be "soliciting material" or "filed" with the SEC, and should not be deemed incorporated by reference into any of our prior or future filings under the Securities Act or Exchange Act.
Equity Compensation Plan Information
The information regarding our equity compensation plans will be included in the 2022 Proxy Statement under the heading "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2021 Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2021, the Company repurchased the following shares of its common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1) (in millions)
October 1 - October 31	—	$—	—	$185
November 1 - November 30	318,567	$23.23	318,567	$743
December 1 - December 31	460,100	$22.73	460,100	$732
Total	778,667	$22.94	778,667
(1) In November 2021, our Board of Directors increased the authorization under the Company's stock repurchase program from approximately $185 million in remaining capacity to $750 million. The program does not require the repurchase of any specific number of shares, and share repurchases are made opportunistically at the discretion of the Company. See Note 14, Stockholders' Equity, for more information.
The table above excludes shares purchased by the Company in connection with tax withholdings associated with the vesting of RSUs as these shares were not issued or considered share repurchases under our share repurchase program.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2021 Annual Report and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2021 Annual Report. “Business Overview” and "Highlights" briefly present our business and certain significant events addressed in this section or elsewhere in this 2021 Annual Report. This 2021 Annual Report should be read in its entirety for a complete description of our business and discussion of these events.
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
We generate revenue from the development, formulation and sale of our chemistry solutions globally. Our extensive global teams of specially trained scientists and engineers develop our products and our expert sales and service organizations ensure our customers' needs are met every day. We draw upon our broad and longstanding intellectual property portfolio and technical expertise while working closely with both customers and OEMs on an ongoing basis to develop proprietary solutions tailored to their manufacturing needs. We also leverage these close relationships to execute our growth strategy and identify opportunities for new products. Our specialty chemicals and processes are seen as integral to customer product performance. We believe that our customers place significant value on the consistency and quality of our brands, on which we capitalize through significant market share, customer loyalty and supply chain access. Lastly, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
Our operations are organized into two segments: Electronics and Industrial & Specialty. In 2021, we achieved net sales of $2.40 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 64% and 36%, respectively. Each of our segments is described below:
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
Highlights
•Coventya Acquisition - On September 1, 2021, we completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements our industrial portfolio. Coventya is included in our Industrial Solutions business line within our Industrial & Specialty segment. The acquisition was funded with the proceeds from the $400 million Add-on Term Loans and cash on hand.

•HKW Acquisition - On May 5, 2021, we completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry. This business complements our broader electronics portfolio with many applications overlapping with our semiconductor technologies. HKW is included in our Semiconductor Solutions business line within our Electronics segment.
•Stock Repurchase Program - On November 18, 2021, our Board of Directors increased the authorization under our stock repurchase program from approximately $185 million in remaining capacity to $750 million. The remaining authorization under our stock repurchase program was approximately $732 million at December 31, 2021.
•Cash Dividends - During 2021, approximately $61.9 million was returned to our shareholders in the form of cash dividends.
•HSO Acquisition - On January 26, 2022, we completed the HSO Acquisition for $20.3 million, net of cash. The HSO group is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. The HSO group will be included in our Industrial Solutions business line within our Industrial & Specialty segment.
Acquisitions
We may pursue acquisitions in our existing or adjacent end-markets with product offerings that complement our portfolio or geographic footprint. We expect to achieve commercial and distribution efficiencies by expanding into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products. To the extent we pursue future acquisitions, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, niche leading positions and consumable products that generate recurring revenue. We believe the diversity of the niche-end markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles and mitigate the impact of a downturn in any single market. We will only pursue a candidate when it is deemed to be fiscally prudent and meets our acquisition criteria. We anticipate that any future acquisitions would be financed through a combination of cash on hand, availability under our Credit Agreement and/or new debt or equity offerings.
Foreign Currency Exposure
In 2021, approximately 76% of our net sales originated outside of the U.S. and were denominated in numerous currencies, including the Chinese yuan, euro, British pound, and Taiwan dollar. Therefore, fluctuations in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance. Foreign exchange translation positively impacted our 2021 net sales performance by approximately 3%.
In addition, our foreign subsidiaries are subject to foreign currency risk relating to receipts from customers, payments to suppliers and intercompany transactions that are not in their functional currency, which is typically their local currency. As a result, our foreign subsidiaries may enter, and have entered, into foreign exchange hedges designed to protect against transaction exposures. We actively assess our hedging programs in order to mitigate foreign exchange risk exposures. This includes programs to hedge our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates that may significantly impact our reported financial results and accompanying disclosures. We base our estimates, assumptions and judgments on historical experience, current conditions as well as other factors that we consider reasonable. Estimates relate to matters that are inherently uncertain and actual results may differ from these estimates and such differences could be material to our financial statements.
We consider the accounting estimates discussed below to be critical to the understanding of our financial statements and involve difficult, subjective or complex judgments that could potentially affect our reported results. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2021 Annual Report for a detailed discussion of the application of these and other accounting policies.

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
Business Combinations
Purchase price allocations of acquisitions to the tangible and intangible assets acquired and liabilities assumed are based on their estimated fair values at the acquisition date. Significant assumptions inherent in the valuation of the intangible assets acquired include the amount and timing of future cash flows, including expected growth rates, profitability and customer attrition rate, and the discount rate applied to the projected cash flows, among other considerations, from the vantage point of a market participant. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the end of the measurement period are recorded as adjustments to goodwill.
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
As part of our goodwill impairment test in the fourth quarter of 2021, we determined that the excess of the fair value of the Energy Solutions reporting unit within our Industrial & Specialty segment exceeded its carrying value by less than 10%. Goodwill assigned to the Energy Solutions reporting unit was approximately $250 million as of the assessment date. The estimated fair value of this reporting unit is highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions may impact whether the fair value of a reporting unit is greater than its carrying value. We performed sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Based on a sensitivity analysis performed for the Energy Solutions reporting unit, a 50 basis point increase in the WACC or 50 basis point decrease in the terminal growth rate, without any other changes to the valuation, would not result in the carrying value being greater than the fair value. Future impairments of this reporting unit may occur if the business does not achieve its expected cash flows or macroeconomic conditions result in an increase in the WACC used to estimate fair value.
In 2021, the fair values of our remaining reporting units were considered to be substantially in excess of their respective carrying values.
See Note 8, Goodwill and Intangible Assets, to the Consolidated Financial Statements included in this 2021 Annual Report for additional information.
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
Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this 2021 Annual Report.
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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, or a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this 2021 Annual Report and not to rely on any single financial measure to evaluate our business.
Constant Currency
We disclose operating results, from net sales through operating profit and Adjusted EBITDA, on a constant currency basis by excluding the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.

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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA and more information about the adjustments made, see Note 23, Segment Information, to the Consolidated Financial Statements included in this 2021 Annual Report.
Results of Operations

			Change - 2021 vs 2020				Change - 2020 vs 2019
(dollars in millions)	2021	2020	Reported	Constant Currency	Organic	2019	Reported	Constant Currency	Organic
Net sales	$2,399.8	$1,853.7	29%	26%	13%	$1,835.9	1%	1%	(3)%
Cost of sales	1,439.0	1,067.7	35%	32%		1,047.6	2%	2%
Gross profit	960.8	786.0	22%	19%		788.3	0%	0%
Gross margin	40.0%	42.4%	(240) bps	(250) bps		42.9%	(50) bps	(40) bps
Operating expenses	660.9	553.3	19%	17%		539.2	3%	3%
Operating profit	299.9	232.7	29%	23%		249.1	(7)%	(6)%
Operating margin	12.5%	12.6%	(10) bps	(40) bps		13.6%	(100) bps	(100) bps
Other expense, net	(48.2)	(151.6)	(nm)			(108.2)	(nm)
Income tax expense	(48.3)	(4.3)	(nm)			(61.3)	(nm)
Net income from continuing operations	203.4	76.8	(nm)			79.6	(4)%
Income (loss) from discontinued operations, net	0.3	(1.1)	(nm)			13.3	(nm)
Net income	$203.7	$75.7	169%			$92.9	(19)%

Adjusted EBITDA	$524.9	$422.6	24%	20%		$416.7	1%	2%
Adjusted EBITDA margin	21.9%	22.8%	(90) bps	(120) bps		22.7%	10 bps	10 bps
(nm) Calculation not meaningful.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net Sales
Net sales for 2021 increased 29% on a reported basis, 26% on a constant currency basis and 13% on an organic basis. Electronics' consolidated results were positively impacted by $143.4 million of pass-through metals pricing and $25.8 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $78.2 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Year ended December 31,		% Change
(dollars in millions)	2021	2020	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$824.2	$571.7	44%	(4)%	40%	(25)%	—%	15%
Circuitry Solutions	455.0	401.0	13%	(4)%	10%	—%	—%	10%
Semiconductor Solutions	254.6	199.4	28%	(2)%	26%	—%	(13)%	13%
Total	$1,533.8	$1,172.1	31%	(4)%	27%	(12)%	(2)%	13%

Industrial & Specialty:
Industrial Solutions	$648.4	$473.0	37%	(2)%	35%	—%	(17)%	18%
Graphics Solutions	155.5	143.6	8%	(2)%	6%	—%	—%	6%
Energy Solutions	62.1	65.0	(4)%	(2)%	(6)%	—%	—%	(6)%
Total	$866.0	$681.6	27%	(2)%	25%	—%	(11)%	13%

Total	$2,399.8	$1,853.7	29%	(3)%	26%	(8)%	(6)%	13%
NOTE: Totals may not sum due to rounding.
Electronics' net sales for 2021 increased 31% on a reported basis, 27% on a constant currency basis and 13% on an organic basis.
•Assembly Solutions: net sales increased 44% on a reported basis and 15% on an organic basis. Pass-through metals pricing had a positive impact of 25% on reported net sales. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to growth in power electronics and broad end market recovery from COVID-19 related weakness.
•Circuitry Solutions: net sales increased 13% on a reported basis and 10% on an organic basis. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to robust demand in telecommunications, computing, data center markets and new business wins in Asia.
•Semiconductor Solutions: net sales increased 28% on a reported basis and 13% on an organic basis. The HKW Acquisition had a positive impact of 13% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to higher net sales of advanced plating chemistries and strong demand for advanced packaging chemistries in the 5G telecommunications infrastructure and automotive electronics end markets.
Industrial & Specialty's net sales for 2021 increased 27% on a reported basis, 25% on a constant currency basis and 13% on an organic basis.
•Industrial Solutions: net sales increased 37% on a reported basis and 18% on an organic basis. The Coventya and DMP Acquisitions had a positive impact of 17% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to strong execution amidst the global recovery in automotive production compared to COVID-19-related slowdowns in the first half of 2020, and strength in construction and industrial manufacturing markets in Europe.
•Graphics Solutions: net sales increased 8% on a reported basis and 6% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to the investment of our consumer packaged good (CPG) customers in new and updated packaging designs, primarily in North America in the third quarter of 2021.
•Energy Solutions: net sales decreased 4% on a reported basis and 6% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The decrease in organic net sales was primarily due to volatile energy prices, which significantly curtailed and delayed production and drilling activity globally.
Gross Profit

	Year Ended December 31,		Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Gross profit:
Electronics	$595.8	$477.2	25%	21%
Industrial & Specialty	365.0	308.8	18%	16%
Total	$960.8	$786.0	22%	19%

Gross profit margin:
Electronics	38.8%	40.7%	(190) bps	(200) bps
Industrial & Specialty	42.2%	45.3%	(310) bps	(320) bps
Total	40.0%	42.4%	(240) bps	(250) bps
Electronics' gross profit for 2021 increased 25% on a reported basis and 21% on a constant currency basis. The constant currency increase in gross profit was primarily driven by increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Industrial & Specialty's gross profit for 2021 increased 18% on a reported basis and 16% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the impact of higher sales volumes in automotive, construction and industrial manufacturing and a contribution of $17.3 million from the recent Coventya Acquisition, which includes the recognition of the purchase accounting inventory step-up of $8.9 million. The decrease in gross margin was primarily due to higher raw material prices, logistics costs and incremental cost of sales associated with the step-up of inventories recognized in purchase accounting.
Operating Expenses

	Year ended December 31,		Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Selling, technical, general and administrative (STG&A)	$611.2	$504.7	21%	19%
Research and development (R&D)	49.7	48.6	2%	1%
Total	$660.9	$553.3	19%	17%

Operating Expenses as % of Net Sales
STG&A	25.5%	27.2%	(170) bps	(160) bps
R&D	2.1%	2.6%	(50) bps	(50) bps
Total	27.5%	29.8%	(230) bps	(210) bps
Operating expenses for 2021 increased 19% on a reported basis and 17% on a constant currency basis. The constant currency increase was primarily driven by $38.6 million of operating expenses related to the recent Coventya and HKW Acquisitions which includes the impact of purchase accounting and restructuring costs of $14.3 million, a stock compensation adjustment of $23.9 million for performance-based RSUs previously considered not probable and $19.3 million of higher incentive compensation costs, primarily due to higher accruals associated with strong full year 2021 financial results. In addition, higher personnel costs, including the impact of temporary employee salary reductions and furloughs in the prior year period contributed to the increase. These increases were partially offset by $6.3 million of research and development expense incurred in the first quarter of 2020 related to the acquisition of a new subsea production control fluid designed to complement our Energy Solutions business.

Other (Expense) Income, net

	Year Ended December 31,
(dollars in millions)	2021	2020
Interest expense, net	$(54.2)	$(63.4)
Foreign exchange gain (loss)	15.8	(36.5)
Other expense, net	(9.8)	(51.7)
Total	$(48.2)	$(151.6)
Interest expense, net

Net interest expense decreased $9.2 million, primarily due to our private offering of $800 million aggregate principal amount of 3.875% USD Notes due 2028 and subsequent full redemption of our 5.875% USD Notes due 2025 during the third quarter of 2020, partially offset by the interest associated with the $400 million Add-on Term Loans entered into in the third quarter of 2021.
Foreign exchange gain (loss)
Foreign exchange gain increased $52.3 million, primarily due to the remeasurement of euro- and British pound-denominated intercompany balances.
Other expense, net
Other expense, net for 2021 totaled $9.8 million, of which $11.9 million related to losses associated with metals forward contracts. Other expense, net for 2020 totaled $51.7 million, of which $45.7 million related to the full redemption of our 5.875% USD Notes due 2025 and $6.0 million related to losses associated with metals forward contracts.
Income Tax
The income tax expense for 2021 totaled $48.3 million, as compared to $4.3 million in 2020. For additional information see Note 11, Income Taxes, to the Consolidated Financial Statements included in this 2021 Annual Report.
Other Comprehensive (Loss) Income
Other comprehensive loss for 2021 totaled $15.2 million as compared to $85.7 million of income in the prior year. The change was driven primarily by foreign currency translation losses associated with the euro and Chinese yuan partially offset by the revaluation of the Company's cross-currency swaps, interest rate swaps and foreign currency translation gains associated with the British pound and Brazilian real.

Segment Adjusted EBITDA Performance

	Year Ended December 31,		Change
(dollars in millions)	2021	2020	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$355.1	$277.3	28%	23%
Industrial & Specialty	169.8	145.3	17%	14%
Total	$524.9	$422.6	24%	20%

Adjusted EBITDA margin:
Electronics	23.2%	23.7%	(50) bps	(90) bps
Industrial & Specialty	19.6%	21.3%	(170) bps	(180) bps
Total	21.9%	22.8%	(90) bps	(120) bps
Electronics' Adjusted EBITDA for 2021 increased 28% on a reported basis and 23% on a constant currency basis. The constant currency increase was primarily driven by higher gross profit and leverage on disciplined operating expense recovery.
Industrial & Specialty's Adjusted EBITDA for 2021 increased 17% on a reported basis and 14% on a constant currency basis. The Coventya Acquisition had a positive impact of 8% on Industrial & Specialty's Adjusted EBITDA. The constant currency increase was primarily driven by higher gross profit modestly offset by higher incentive compensation costs, primarily due to strong full year 2021 financial results compared to COVID-19-related production slowdowns in the first half of 2020.
Comparison of Fiscal Years 2020 and 2019
For the comparison of fiscal years 2020 and 2019, see "Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2020 Annual Report and incorporated by reference into this 2021 Annual Report.

Liquidity and Capital Resources
Our primary sources of liquidity during 2021 consisted of the proceeds of the $400 million Add-on Term Loans and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the Coventya and HKW Acquisitions as well as operations, working capital, cash dividend payments, capital expenditures, share repurchases and debt service obligations. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the fourth quarter of 2021, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis, however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During 2021, approximately 76% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $330 million of cash and cash equivalents at December 31, 2021, $183 million was held by our foreign subsidiaries. In 2021, domestic cash was primarily used for acquisitions, cash dividend payments, share repurchases and debt service obligations. See Note 11, Income Taxes, to our Consolidated Financial Statements included in this 2021 Annual Report for further discussion of income taxes on remaining undistributed foreign earnings.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities of continuing operations during the periods indicated:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Cash provided by operating activities	$326.0	$276.0	$170.9
Cash (used in) provided by investing activities	$(568.9)	$(39.9)	$4,199.7
Cash provided by (used in) financing activities	$290.0	$(123.6)	$(4,438.9)
Year Ended December 31, 2021 compared to Year Ended December 31, 2020
Operating Activities
The increase in net cash flows provided by operating activities of $50.0 million was primarily driven by higher cash operating profits (net income adjusted for non-cash items) and a $5.0 million payment associated with the creation and initial funding of the Element Solutions Foundation in the fourth quarter of 2020. These benefits were partially offset by higher levels of working capital, including a build of safety inventory and higher raw material costs, higher annual incentive compensation payments, primarily in the first quarter of 2021 that were associated with our 2020 performance, and $4.7 million of higher cash taxes.
Investing Activities
The increase in net cash flows used in investing activities was primarily driven by the purchase price payments of $486 million for the Coventya Acquisition in the third quarter of 2021 and $50.9 million for the HKW Acquisition in the second quarter of 2021. These increases were partially offset by $19.0 million of cash received for the sale of a dormant facility in New Jersey during the first quarter of 2021.
Financing Activities
During 2021, we borrowed $400 million of Add-on Term Loans to finance the Coventya Acquisition and received net proceeds of $393 million after considering discounts and fees. We also paid cash dividends on our shares of common stock in an aggregate amount of $61.9 million and repurchased shares of our common stock for an aggregate purchase price of approximately $19.6 million. During 2020, we repurchased shares of our common stock for an aggregate purchase price of $55.7 million, paid cash dividends of $12.4 million and paid $46.2 million of financing fees. The financing fees paid in 2020 consisted of a make-whole premium of $33.6 million associated with the full redemption of our 5.875% USD Notes due 2025 and $12.5 million in debt issuance costs associated with our 3.875% USD Notes due 2028.
Pension Plans
We maintain "Domestic Pension Plans," which consist of a non-contributory domestic defined benefit pension plan and Supplemental Executive Retirement Plans (SERPs). These plans are closed to new participants and plan benefits associated with all current participants have been frozen. We also maintain "Foreign Pension Plans" in countries such as Germany and Taiwan, which include a mixture of retirement, death benefit and longevity plans, among others, all of which are deemed immaterial, individually and in the aggregate.
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-

term rate of return on plan assets of 4.2% and 3.6% for our Domestic and Foreign Pension Plans, respectively, to determine our net periodic pension expense for 2021. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields, peer comparisons and expected future pension benefit payments. Discount rates of 2.8% and 1.2% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2021, compared to rates of 2.5% and 0.7% established for those respective plans at December 31, 2020. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase in the discount rate would increase the pension plan expense by approximately $1.2 million and decrease the pension benefit obligation by approximately $25.4 million, whereas a one percent decrease in the discount rate would decrease the pension plan expense by approximately $1.8 million and increase the pension benefit obligation by approximately $30.8 million.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets. Our investment policies attempt to achieve a mix of approximately 92% of plan investments for liability-matching, 6% for long-term growth, and 2% for near-term benefit payments. The weighted average asset allocation of the Domestic Pension Plan was 51% limited partnership interests and managed equity funds, 45% fixed income holdings, 2% equity securities and 2% cash at December 31, 2021.
The Domestic Pension Plans were underfunded by $8.1 million at December 31, 2021 compared to $14.2 million at December 31, 2020. The improvement in the funding position was primarily driven by $6.2 million of actuarial gains due to changes in plan assumptions and experience and a $5.2 million gain on plan assets partially offset by $5.9 million of interest costs.
The Foreign Pension Plans were underfunded by $21.0 million at December 31, 2021 compared to $21.5 million at December 31, 2020.
The Company is not required to make any material plan contributions in 2022. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities and Senior Notes
At December 31, 2021, we had $1.91 billion of indebtedness, net of unamortized discounts and debt issuance costs of $23.2 million, which primarily included:
•$1.13 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $354 million at December 31, 2021 (net of $5.5 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At December 31, 2021, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, our financial reporting currency. In 2021, approximately 76% of our net sales were generated outside of the U.S. Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable. Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. dollar and the following currencies: Chinese yuan, euro, British pound, and Taiwan dollar. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. dollar. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings.

We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges designed to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to mitigate our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. At December 31, 2021, the aggregate U.S. dollar notional amount of foreign currency forward contracts totaled $64.6 million. None of these foreign currency forward contracts were designated as hedges for accounting purposes. Their market value at December 31, 2021 was a $0.1 million net current liability, and net realized and unrealized losses on such contracts for 2021 totaled $0.2 million.
Our policies prohibit us from speculating in financial instruments for profit on exchange rate price fluctuations, from trading in currencies for which there are no underlying exposures and from entering into trades for any currency to intentionally increase the underlying exposure.
Interest Rate Risk
We are exposed to interest rate risk associated with our long-term debt and other financing commitments. At December 31, 2021, we had total debt of $1.91 billion, net of unamortized discounts and debt issuance costs of $23.2 million, including approximately $1.13 billion of variable interest rate debt based on the one-month LIBOR.
We use interest rate swaps and cross-currency swaps designed to reduce our exposure to interest rate risk and foreign currency risk. We designate the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. These swaps effectively convert all of the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps. The net result of these hedges, which expire in January 2024 and 2025, respectively, was an interest rate of approximately 2.1% at December 31, 2021, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. See Note 13, Financial Instruments, to the Consolidated Financial Statements included in this 2021 Annual Report for additional information.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties. The credit exposure related to these financial instruments is considered in the fair values of such contracts. We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis. At December 31, 2021, we believe that our exposure to counterparty risk was immaterial.
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
Periodically, we employ forward metals contracts or other financial instruments to hedge commodity price or other price risks. Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases. We continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. At December 31, 2021, the aggregate U.S. dollar notional amount of metals futures contracts, none of which were designated as hedges for accounting purposes, totaled $56.1 million. The market value of the metals forward contracts at December 31, 2021 was a $1.1 million net current liability, and net realized and unrealized losses on such contracts for 2021 totaled $11.9 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2021 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2021.
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
However, all internal control systems have inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate over time due to changes in conditions or the degree of compliance with our policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that at December 31, 2021 our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at December 31, 2021 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2021 Annual Report.
Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), as required by Rule 13a-15(d) under the Exchange Act, there have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On February 22, 2022, the Company and Benjamin Gliklich, President and Chief Executive Officer of the Company, entered into a revised change in control agreement to amend Mr. Gliklich's Termination Factor (as defined in the agreement) from 2 to 3. Other than this change, the agreement is substantially the same as the form previously filed with the SEC in the Company’s Quarterly Report on Form 10-Q on November 7, 2019. A revised form of agreement reflecting this change is attached as Exhibit 10.15 to this 2021 Annual Report and is incorporated herein by reference, along with the detailed summary of the existing change in control agreements previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 8, 2016.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item regarding the Company's executive officers, directors and Audit Committee of the Board will be included in the 2022 Proxy Statement under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Corporate Governance," and is incorporated by reference into this 2021 Annual Report.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2022 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Executive Compensation Tables" and "Corporate Governance - Compensation Committee interlocks and Insider Participation," and is incorporated by reference into this 2021 Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2022 Proxy Statement under the headings "Security Ownership" and "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2021 Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2022 Proxy Statement under the headings "Corporate Governance - Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence," and is incorporated by reference into this 2021 Annual Report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2022 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 4 - Ratification of Independent Registered Public Accounting Firm for 2022," and is incorporated by reference into this 2021 Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2021 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
2.1**	Stock Purchase Agreement, dated as of July 20, 2018, between Element Solutions and UPL Corporation Ltd.	8-K	001-36272	2.1	7/20/2018
2.2	Amendment Number One to Stock Purchase Agreement dated as of January 25, 2019 by and among Element Solutions, UPL Corporation Ltd., Arysta, US Purchaser and Merger Sub	8-K	001-36272	2.1	1/28/2019
3.1(a)	Certificate of Incorporation, dated January 22, 2014	S-4 POS	333-192778	3.1	1/24/2014
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2014	8-K	001-36272	3.1	6/13/2014
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated January 31, 2019	8-K	001-36272	3.1	2/5/2019
3.2	Amended and Restated By-laws	8-K	001-36272	3.2	2/5/2019
4.1	Specimen Common Stock certificate	8-K	001-36272	4.1	2/5/2019
4.2	Description of Common Stock					X
4.3	Indenture, dated as of August 18, 2020, among the Company, the guarantors named therein and the Trustee	8-K	001-36272	4.1	8/18/2020
4.4	Form of 3.875% senior notes due 2028 (Exhibit A)	8-K	001-36272	A to 4.01	8/18/2020
10.1**	Credit Agreement, dated as of January 31, 2019, by and among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	2/5/2019
10.2**	Amendment No.1 to Credit Agreement, dated November 26, 2019, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	12/3/2019
10.3**	Amendment No. 3 to Credit Agreement, dated September 1, 2021, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	8-K	001-36272	10.1	9/1/2021
10.4**
Amendment No.4 to Credit Agreement, dated December 17, 2021, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent
						X

		Incorporated by Reference				Included in this 2021 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.5**	Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid and the subsidiaries of the Company from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	8-K	001-36272	10.2	2/5/2019
10.6†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.2	8/2/2019
10.7†	Element Solutions Inc 2014 Employee Stock Purchase Plan	10-Q	001-36272	10.3	8/2/2019
10.8†	Form of Restricted Stock Unit Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	S-4	333-192778	10.11	1/2/2014
10.9†	Form of Restricted Stock Unit Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.7	2/25/2021
10.10†	Form of Performance-Based Restricted Stock Unit Award Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.2	3/25/2016
10.11†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.9	2/25/2021
10.12†	Form of Non-Qualified Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.3	3/25/2016
10.13†	Form of Incentive Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.23	2/28/2019
10.14†	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.15†	Form of Change in Control Agreement					X
10.16	Advisory Services Agreement, dated October 31, 2013, by and between Element Solutions Inc (f/k/a Platform Specialty Products Corporation) and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
10.17	Letter Agreement, dated June 15, 2020, by and between the Company and Scot R. Benson, former President and Chief Operating Officer	8-K	001-36272	10.1	6/19/2020
10.18	Letter Agreement and Release, dated April 27, 2021, by and between the Company and Patricia A. Mount, former VP - Program Management & Integration	10-Q	001-36272	10.2	4/29/2021
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14.1	2/28/2019
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X

		Incorporated by Reference				Included in this 2021 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents					X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Furnished herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
†	Management contract or compensatory plan or arrangement.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
Date:	February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Benjamin Gliklich	Director, President and Chief Executive Officer	February 23, 2022
Benjamin Gliklich	(Principal Executive Officer)

/s/ Carey J. Dorman	Executive Vice President and Chief Financial Officer	February 23, 2022
Carey J. Dorman	(Principal Financial Officer)

/s/ Michael Russnok	Chief Accounting Officer	February 23, 2022
Michael Russnok	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Executive Chairman of the Board	February 23, 2022
Sir Martin E. Franklin

/s/ Ian G.H. Ashken	Director	February 23, 2022
Ian G.H. Ashken

/s/ Elyse Napoli Filon	Director	February 23, 2022
Elyse Napoli Filon

/s/ Christopher T. Fraser	Director	February 23, 2022
Christopher T. Fraser

/s/ Michael F. Goss	Director	February 23, 2022
Michael F. Goss

/s/ Nichelle Maynard-Elliott	Director	February 23, 2022
Nichelle Maynard-Elliott

/s/ E. Stanley O’Neal	Director	February 23, 2022
E. Stanley O’Neal

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Element Solutions Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Element Solutions Inc and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - Energy Solutions Reporting Unit

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.53 billion as of December 31, 2021 and goodwill associated with the Energy Solutions reporting unit was $250 million. Goodwill is tested for impairment by management at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired. Management tests for impairment by comparing the fair value of each reporting unit to its carrying value. The fair value of each reporting unit is based equally on market multiples and the present value of discounted future cash flows. The cash flow model utilized by management in the goodwill impairment test involves significant judgments related to future growth rates and discount rates, among other considerations, from the vantage point of a market participant.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Energy Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future growth rates and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the Energy Solutions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the future growth rates and the discount rate. Evaluating management’s assumptions related to future growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

Valuation of the Customer Relationships Intangible Asset - Acquisition of Coventya

As described in Note 4 to the consolidated financial statements, on September 1, 2021, the Company acquired Coventya for $486 million, net of cash, which included a customer relationships intangible asset valued at $145 million. The fair value for the customer relationships intangible asset was determined by management using the multi-period excess earnings method. Some of the more significant assumptions used in determining the fair value of the customer relationships include the amount and timing of projected future cash flows, the customer attrition rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired from the Coventya acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows, the customer attrition rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the amount and timing of projected future cash flows, the customer attrition rate and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the customer attrition rate involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of Coventya; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the customer attrition rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2022

We have served as the Company’s auditor since 2013.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$2,399.8	$1,853.7	$1,835.9
Cost of sales	1,439.0	1,067.7	1,047.6
Gross profit	960.8	786.0	788.3
Operating expenses:
Selling, technical, general and administrative	611.2	504.7	497.0
Research and development	49.7	48.6	42.2
Total operating expenses	660.9	553.3	539.2
Operating profit	299.9	232.7	249.1
Other (expense) income:
Interest expense, net	(54.2)	(63.4)	(90.7)
Foreign exchange gain (loss)	15.8	(36.5)	28.7
Other expense, net	(9.8)	(51.7)	(46.2)
Total other expense	(48.2)	(151.6)	(108.2)
Income before income taxes and non-controlling interests	251.7	81.1	140.9
Income tax expense	(48.3)	(4.3)	(61.3)
Net income from continuing operations	203.4	76.8	79.6
Income (loss) from discontinued operations, net of tax	0.3	(1.1)	13.3
Net income	203.7	75.7	92.9
Net income attributable to the non-controlling interests	(0.4)	—	(0.7)
Net income attributable to common stockholders	$203.3	$75.7	$92.2

Earnings (loss) per share
Basic from continuing operations	$0.82	$0.31	$0.31
Basic from discontinued operations	—	(0.01)	0.05
Basic attributable to common stockholders	$0.82	$0.30	$0.36

Diluted from continuing operations	$0.82	$0.31	$0.30
Diluted from discontinued operations	—	(0.01)	0.05
Diluted attributable to common stockholders	$0.82	$0.30	$0.35

Weighted average common shares outstanding
Basic	247.4	248.8	257.6
Diluted	247.9	249.9	260.1

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$203.7	$75.7	$92.9

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $6.0, $(15.7) and $0.0 for 2021, 2020 and 2019, respectively	(43.2)	107.4	70.5
Reclassifications	—	—	479.8
Total foreign currency translation adjustments	(43.2)	107.4	550.3
Pension and post-retirement plans:
Other comprehensive income before reclassifications, net of tax expense (benefit) of $0.4, $1.1 and $(0.9) for 2021, 2020 and 2019, respectively	2.9	4.4	0.6
Reclassifications, net of tax expense of $0.0 for 2019	—	—	(2.1)
Total pension and post-retirement plans	2.9	4.4	(1.5)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $7.8, $1.6 and $0.0 for 2021, 2020 and 2019, respectively	6.2	(40.2)	(29.2)
Reclassifications, net of tax expense of $1.5 for 2019	18.9	14.1	(3.0)
Total unrealized gain (loss) arising on qualified hedging derivatives	25.1	(26.1)	(32.2)
Other comprehensive (loss) income	(15.2)	85.7	516.6

Comprehensive income	188.5	161.4	609.5
Comprehensive loss (income) attributable to the non-controlling interests	12.2	—	(40.9)
Comprehensive income attributable to stockholders	$200.7	$161.4	$568.6

 See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2021	2020
Assets
Cash & cash equivalents	$330.1	$291.9
Accounts receivable, net of allowance for doubtful accounts of $12.2 and $9.7 at December 31, 2021 and 2020, respectively	492.2	403.4
Inventories	274.4	203.1
Prepaid expenses	29.4	24.0
Other current assets	88.4	67.5
Total current assets	1,214.5	989.9
Property, plant and equipment, net	278.1	240.4
Goodwill	2,526.3	2,252.7
Intangible assets, net	956.7	855.9
Deferred income tax assets	81.5	77.2
Other assets	81.3	64.0
Non-current assets of discontinued operations	—	3.3
Total assets	$5,138.4	$4,483.4
Liabilities & stockholders' equity
Accounts payable	$138.4	$95.6
Current installments of long-term debt	12.7	7.4
Accrued expenses and other current liabilities	264.1	204.2
Current liabilities of discontinued operations	—	7.1
Total current liabilities	415.2	314.3
Debt	1,894.2	1,508.1
Pension and post-retirement benefits	36.1	43.3
Deferred income tax liabilities	140.0	112.9
Other liabilities	152.1	186.7
Total liabilities	2,637.6	2,165.3
Commitments and contingencies (Note 18)
Stockholders' equity
Common stock, 400.0 shares authorized (2021: 261.9 shares issued; 2020: 261.3 shares issued)	2.6	2.6
Additional paid-in capital	4,166.6	4,122.9
Treasury stock (2021: 15.2 shares; 2020: 14.2 shares)	(159.2)	(137.7)
Accumulated deficit	(1,331.9)	(1,473.2)
Accumulated other comprehensive loss	(197.4)	(194.8)
Total stockholders' equity	2,480.7	2,319.8
Non-controlling interests	20.1	(1.7)
Total equity	2,500.8	2,318.1
Total liabilities and stockholders' equity	$5,138.4	$4,483.4
See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$203.7	$75.7	$92.9
Income (loss) from discontinued operations, net of tax	0.3	(1.1)	13.3
Net income from continuing operations	203.4	76.8	79.6
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	163.9	161.4	154.7
Deferred income taxes	(46.7)	(53.0)	(3.1)
Foreign exchange (gain) loss	(6.9)	29.3	(54.6)
Incentive stock compensation	40.1	6.0	11.8
Other, net	18.0	61.3	55.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(48.7)	(27.3)	21.8
Inventories	(46.5)	1.4	(3.8)
Accounts payable	16.8	(5.3)	(7.0)
Accrued expenses	42.6	26.1	(57.7)
Prepaid expenses and other current assets	(25.1)	(9.6)	(2.9)
Other assets and liabilities	15.1	8.9	(23.0)
Net cash flows provided by operating activities of continuing operations	326.0	276.0	170.9
Cash flows from investing activities:
Capital expenditures	(46.3)	(28.8)	(29.7)
Proceeds from disposal of property, plant and equipment	—	1.7	4.6
Proceeds from the Arysta Sale (net of cash $148.7 million)	—	—	4,281.8
Acquisitions of businesses, net of cash acquired	(536.5)	(9.0)	(63.9)
Other, net	13.9	(3.8)	6.9
Net cash flows (used in) provided by investing activities of continuing operations	(568.9)	(39.9)	4,199.7
Cash flows from financing activities:
Debt proceeds, net of discount	398.0	800.0	1,493.4
Repayments of borrowings	(10.0)	(807.9)	(5,351.4)
Change in lines of credit, net	—	—	(24.9)
Repurchases of common stock	(19.6)	(55.7)	(507.1)
Dividends	(61.9)	(12.4)	—
Payment of financing fees	(5.1)	(46.2)	(40.5)
Other, net	(11.4)	(1.4)	(8.4)
Net cash flows provided by (used in) financing activities of continuing operations	290.0	(123.6)	(4,438.9)
Net cash flows used in discontinued operations	(3.5)	(14.7)	(161.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	4.0	4.8
Net increase (decrease) in cash, cash equivalents and restricted cash	38.2	101.8	(225.4)
Cash, cash equivalents and restricted cash at beginning of period (1)	291.9	190.1	415.5
Cash, cash equivalents and restricted cash at end of period	$330.1	$291.9	$190.1
Supplemental disclosure information of continuing operations:
Cash paid for interest	$50.6	$51.8	$125.4
Cash paid for income taxes	$71.2	$66.5	$71.2
(1) Includes cash, cash equivalents and restricted cash of discontinued operations of $181.9 million at December 31, 2018.

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	203.3	—	203.3	0.4	203.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(2.6)	(2.6)	(12.6)	(15.2)
Issuance of common stock under Employee Stock Purchase Plan	72,067	—	1.2	—	—	—	—	1.2	—	1.2
Repurchases of common stock	—	—	—	864,359	(19.6)	—	—	(19.6)	—	(19.6)
Dividends ($0.25 per share)	—	—	—	—	—	(62.0)	—	(62.0)	—	(62.0)
Equity compensation expense	—	—	40.4	—	—	—	—	40.4	—	40.4
Exercise/ vesting of share based compensation	535,315	—	2.1	101,886	(1.9)	—	—	0.2	—	0.2
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	34.2	34.2
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	75.7	—	75.7	—	75.7
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	85.7	85.7	—	85.7
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	116,205	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	—	—	—	5,703,279	(55.7)	—	—	(55.7)	—	(55.7)
Dividends ($0.05 per share)	—	—	—	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)
Equity compensation expense	—	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Exercise/ vesting of share based compensation	—	—	785,589	—	2.2	248,803	(3.1)	—	—	(0.9)	—	(0.9)
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2020	—	$—	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2018	2,000,000	$—	289,316,170	$2.9	$4,062.1	341,967	$(3.5)	$(1,195.4)	$(756.9)	$2,109.2	$71.9	$2,181.1
Net income	—	—	—	—	—	—	—	92.2	—	92.2	0.7	92.9
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	27.0	27.0	—	27.0
Arysta Sale	—	—	—	—	(5.7)	—	—	—	463.3	457.6	(46.6)	411.0
Conversion of shares of common stock of Platform Delaware Holdings into common stock	—	—	4,019,710	0.1	41.1	—	—	—	(13.9)	27.3	(27.3)	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	123,982	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	(37,000,000)	(0.4)	—	7,764,242	(73.5)	(433.3)	—	(507.2)	—	(507.2)
Equity compensation expense	—	—	—	—	13.7	—	—	—	—	13.7	—	13.7
Exercise/ vesting of share based compensation	—	—	1,968,471	—	1.9	170,989	(1.9)	—	—	—	—	—
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3

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
The Company's operations are organized in two reportable segments: Electronics and Industrial & Specialty. The reporting segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purpose of allocating resources and evaluating performance.
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
In preparing the Consolidated Financial Statements in conformity with GAAP, management uses estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Management applies judgment based on its understanding and analysis of the relevant circumstances, including historical experience and future expectations. These judgments, by their nature, are subject to an inherent degree of uncertainty and, accordingly, actual results could differ significantly from these estimates and assumptions.
Certain prior year amounts have been reclassified to conform to the current year's presentation.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents – The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Receivables and Allowance for Doubtful Accounts – The Company determines its allowance for doubtful accounts associated with expected credit losses using a combination of factors to reduce trade receivable balances to their estimated net realizable amount. The Company maintains and adjusts its allowance for credit losses based on a variety of factors, including the length of time receivables have been past due under the applicable contractual terms, current and future macroeconomic trends and conditions, significant one-time events such as bankruptcy filings or deterioration in the customer’s operating results or financial position, historical experience and the financial condition of its customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and its dispersion across many different geographical regions. At December 31, 2021 and 2020, the Company did not believe it had any significant concentrations of credit risk that could materially impact its results of operations or financial position.
Inventories – Inventories are stated at the lower of cost or net realizable value with cost being determined by the first-in/first-out and average cost methods. The Company regularly reviews inventories for obsolescence and excess quantities, and calculates reserves based on historical write-offs, customer demand, age of inventory, product evolution, usage rates and quantities of stock on hand. Additional obsolescence reserves may be required if actual sales are less favorable than those projected or product lifecycles differ from expectations.
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
Business Combinations – The Company allocates the purchase price of acquisitions to the tangible and intangible assets acquired and liabilities assumed are based on their estimated fair values at the acquisition date. Significant assumptions inherent in the valuation of the intangible assets acquired include the amount and timing of future cash flows, including expected growth rates, profitability and customer attrition rate, and the discount rate applied to the projected cash flows, among other considerations, from the vantage point of a market participant. The excess of the acquisition price over those estimated fair values is recorded as goodwill. Changes to the acquisition date provisional fair values prior to the end of the measurement period are recorded as adjustments to goodwill.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As part of our 2021 goodwill impairment test in the fourth quarter of 2021, we determined that the excess of the fair value of the Energy Solutions reporting unit within our Industrial & Specialty segment exceeded its carrying value by less than 10%. Goodwill assigned to the Energy Solutions reporting unit was approximately $250 million as of the assessment date.
Indefinite-Lived Intangible Assets – Indefinite-lived intangible assets are reviewed for potential impairment on an annual basis, in the fourth quarter, or more frequently when events or circumstances indicate that such assets may be impaired, by comparing their estimated fair values to their carrying values. An impairment charge is recognized when the carrying value of an indefinite-lived intangible asset exceeds its estimated fair value. The Company uses the “relief from royalty” method to estimate the fair value of trade name intangible assets for impairment. The primary assumptions used to estimate the present value of cash flows from such assets include sales projections and growth rates being applied to a prevailing market-based royalty rate; the effects of which are then tax effected and discounted using the WACC from the vantage point of a market participant. Assumptions concerning sales projections are impacted by the uncertain nature of global and local economic conditions in the various markets it serves.
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
Leases – The Company determines if an arrangement is a lease at inception. Right-of-use (or ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future lease payments is the Company's incremental borrowing rate, as the implicit rate in its leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis for borrowings with similar terms and payments. The Company's leases may include variable payments such as common area maintenance, insurance, real estate taxes, changes in price indices or other costs, which are expensed as incurred. ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivatives – The Company recognizes all contracts that meet the definition of a derivative as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. To designate a derivative for hedge accounting at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instrument and hedged item, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of forecasted transactions are specifically identified, and the likelihood of each forecasted transaction occurring is deemed probable. If it is determined that a forecasted transaction will not occur, a gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative uses of financial instruments. It is the Company's policy to disclose the fair value of derivative instruments that are subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
If hedge accounting is applied, the effective portion of unrealized gains and losses associated with the derivatives are deferred as a component of "Accumulated other comprehensive loss" until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the Company records changes in the net fair value of the such contracts in "Other expense, net" in the Consolidated Statements of Operations.
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying value of the cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values because of their short maturities.
Foreign Currency Translation – The Company’s foreign subsidiaries primarily use their local currency as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using foreign currency exchange rates prevailing at the balance sheet dates. The Consolidated Statements of Operations are translated at average foreign currency exchange rates for the periods presented. Cumulative currency translation adjustments are included in the

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stockholders’ equity section of the Consolidated Balance Sheets as "Accumulated other comprehensive loss." Net gains and losses from transactions denominated in currencies other than the functional currency of the entity are included in the Consolidated Statements of Operations as "Foreign exchange gain (loss)."
Revenue Recognition – The Company recognizes revenue either upon shipment or delivery of product depending on when it is reasonably assured that both title and the risks and rewards of ownership have been passed on to the customer, the Company's performance obligations have been fulfilled and collectability is probable. Estimates for sales rebates, incentives and discounts, as well as sales returns and allowances, are accounted for as reductions of revenue when the earnings process is complete. Sales rebates, incentives and discounts are typically earned by customers based on annual sales volume targets. The Company records an estimate for these accruals based on contract terms and its historical experience with similar programs, however, changes to these estimates may be required if the historical data used in the calculation differs from actual experience. Differences between estimated expense and actual costs are typically immaterial and are recognized in earnings in the period such differences are determined. Variable consideration for volume discounts, rebates and returns are recorded as liabilities and settled with the customer in accordance with the terms of the applicable contract, typically when program requirements are achieved by the customer.
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
Tax benefits are recognized for an uncertain tax position when, in management’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock methods, provided that the effects of which are not anti-dilutive. For stock options and RSUs, it is assumed that the proceeds will be used to buy back shares. For stock options, such proceeds equal the average unrecognized compensation plus the assumed exercise of weighted average number of options outstanding. For unvested RSUs, the assumed proceeds equal the average unrecognized compensation expense.
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740) - In December 2019, the Financial Accounting Standards Board issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes," which removes certain exceptions related to the approach for intraperiod tax allocation, the recognition of deferred tax liabilities for outside basis differences and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted the new standard on January 1, 2021. The adoption of the standard did not have a material impact to the Consolidated Financial Statements.
4. ACQUISITIONS
Coventya Acquisition
On September 1, 2021, the Company completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements the Company's industrial portfolio. Coventya is included in the Company's Industrial Solutions business line within its Industrial & Specialty segment.
HKW Acquisition
On May 5, 2021, the Company completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry and complements the Company's broader electronics portfolio with many applications overlapping with its semiconductor technologies. HKW is included in the Company's Semiconductor Solutions business line within its Electronics segment.
The following table summarizes the allocation of the purchase price of the Coventya and HKW Acquisitions (together the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in millions)	Coventya	HKW
Identifiable assets acquired and liabilities assumed
Accounts receivable	$44.4	$10.1
Inventories	37.7	11.2
Other current assets	10.9	2.4
Property, plant and equipment	29.8	6.2
Identifiable intangible assets	213.4	28.7
Other assets	18.3	3.4
Current liabilities	(43.0)	(21.6)
Deferred income taxes	(61.3)	(7.2)
Other long-term liabilities	(15.0)	(3.2)
Non-controlling interests	(39.6)	—
Total identifiable net assets	195.6	30.0
Goodwill	290.0	20.9
Total purchase price	$485.6	$50.9
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
The fair value of the identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include: the amount and timing of projected future cash flows, the customer attrition rate and the discount rate selected to measure the risks inherent in the future cash flows.
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
As of December 31, 2021, the purchase price allocation for the Acquisitions is preliminary as we are still assessing aspects of the Acquisitions including potential uncertain tax positions. We expect to complete the purchase price allocation within the applicable one year measurement period.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Acquisitions were not significant to the Company's Consolidated Financial Statements and, therefore, pro forma and post acquisition results of operations have not been presented.
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
The following table details the components comprising net income from the Company's discontinued operations attributable to common stockholders:

Year Ended December 31,
(dollars in millions)	2019 (1)
Net sales	$65.3
Cost of sales	(45.5)
Selling, technical, general and administrative	(37.2)
Research and development	(4.6)
Gain on Arysta Sale	2.4
Operating loss	(19.6)
Other, net	9.0
Loss from discontinued operations, before income taxes	(10.6)
Income tax benefit	23.9
Net income from discontinued operations attributable to common stockholders	$13.3
(1) Includes activity through January 31, 2019, when the Arysta Sale was completed, and certain post-closing adjustments relating to, among other things, cash, indebtedness and working capital as of the closing date.
Net income (loss) attributable to common stockholders from the Company's discontinued operations was $0.3 million and $(1.1) million for the years ended December 31, 2021 and 2020, respectively.
The following table details cash flow information related to Company's discontinued operations:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Net cash flows used in operating activities	$(3.5)	$(14.7)	$(161.7)
Net cash flows used in investing activities	—	—	(5.0)
Net cash flows provided by financing activities	—	—	4.8
Net cash flows used in discontinued operations	$(3.5)	$(14.7)	$(161.9)

Supplemental cash flow information:
Cash paid for income taxes	$3.1	$14.0	$25.3

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORIES
The major components of inventories, on a net basis, were as follows:

	December 31,
(dollars in millions)	2021	2020
Finished goods	$153.3	$119.7
Work in process	33.4	23.0
Raw materials and supplies	87.7	60.4
Total inventories	$274.4	$203.1

7. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

	December 31,
(dollars in millions)	2021	2020
Land and leasehold improvements	$54.8	$53.2
Buildings and improvements	162.0	139.5
Machinery, equipment, fixtures and software	290.6	245.8
Construction in process	37.7	22.3
Total property, plant and equipment	545.1	460.8
Accumulated depreciation	(267.0)	(220.4)
Property, plant and equipment, net	$278.1	$240.4
For 2021, 2020 and 2019, the Company recorded depreciation expense of $39.7 million, $42.2 million and $41.5 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify as held for sale a dormant facility in New Jersey, included in its Electronics business segment. The sale of the facility was completed in January 2021 and the Company recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Consolidated Statements of Operations. The Company had received initial cash deposits of $4.6 million in the second half of 2020 and received the remaining cash balance of $19.0 million associated with the sale during the first quarter of 2021. Cash flows associated with the sale of this facility are included in "Other, net" in the Consolidated Statements of Cash Flows as a cash inflow from investing activities.
8. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2019	$1,223.4	$956.2	(1)	$2,179.6
Acquisition	—	6.8		6.8
Foreign currency translation and other	50.6	15.7		66.3
Balance at December 31, 2020	1,274.0	978.7		2,252.7
Acquisitions (2)	20.9	290.0		310.9
Foreign currency translation and other	(2.7)	(34.6)		(37.3)
Balance at December 31, 2021	$1,292.2	$1,234.1		$2,526.3
(1) Includes accumulated impairment losses of $46.6 million.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) The Company completed the Coventya Acquisition and the HKW Acquisition on September 1, 2021 and May 5, 2021, respectively.
No impairments of goodwill were recognized during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
The major components of intangible assets were as follows:

	December 31, 2021			December 31, 2020
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,131.3	$(506.7)	$624.6	$984.3	$(435.4)	$548.9
Developed technology	429.0	(247.4)	181.6	400.0	(241.5)	158.5
Trade names	102.2	(19.7)	82.5	91.8	(11.3)	80.5
Other	—	—	—	1.7	(1.7)	—
Indefinite-lived tradename	68.0	—	68.0	68.0	—	68.0
Total	$1,730.5	$(773.8)	$956.7	$1,545.8	$(689.9)	$855.9
For 2021, 2020 and 2019, the Company recorded amortization expense on intangible assets of $124 million, $119 million and $113 million, respectively. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2021, 2020 and 2019.
In March 2020, the Company acquired a new subsea production control fluid designed to complement its Energy Solutions business for a purchase price of $6.3 million in cash, subject to an additional $4.5 million of payments upon the achievement of certain milestones associated with the potential certification and marketing of this product. As the acquisition did not meet the accounting definition of a business and this product was still in development with no alternative future use, the amount paid was expensed to "Research and development" in the Consolidated Statements of Operations. In the fourth quarter of 2020, the contingent milestones were achieved or were deemed probable of achievement and $4.5 million was capitalized, with an estimated useful life of 5 years.
Estimated future amortization of intangible assets for each of the next five years is as follows:

(dollars in millions)	Amortization Expense
2022	$123.0
2023	120.5
2024	110.7
2025	104.1
2026	60.2

9. LONG-TERM COMPENSATION PLANS
In June 2014, the Company's stockholders adopted the 2013 Plan, which is administered by the Compensation Committee of the Board of Directors of the Company, except as otherwise expressly provided in the 2013 Plan. The Board approved a maximum of 15,500,000 shares of common stock, which were reserved and made available for issuance under the 2013 Plan.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2021, 2020 and 2019, compensation expense associated with the Company's long-term compensation plans was as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Equity classified RSUs	$39.6	$4.2	$12.6
Liability classified RSUs	—	0.9	(1.0)
Stock options	0.5	0.9	0.2
Compensation expense from continuing operations	40.1	6.0	11.8
Compensation expense from discontinued operations	—	—	0.6
Total	$40.1	$6.0	$12.4

Unrecognized compensation expense for awards expected to vest	$22.1
Weighted average remaining vesting period (months)	7
At December 31, 2021, a total of 4,774,051 shares of common stock had been issued, and 4,589,005 RSUs and stock options were outstanding under the 2013 Plan.

	Total	RSUs		Stock Options
		Equity Classified	Liability Classified
Outstanding at December 31, 2020	4,939,688	4,197,010	177,058	565,620
Granted	852,890	852,890	—	—
Exercised/Issued	(535,315)	(363,268)	—	(172,047)
Cancelled	(616,280)	(439,222)	(177,058)	—
Forfeited	(51,978)	(51,978)	—	—
Outstanding at December 31, 2021	4,589,005	4,195,432	—	393,573

The total fair value of RSUs which vested during 2021, 2020 and 2019 was $7.0 million, $9.7 million and $18.5 million respectively, based on vesting date stock price.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Classified RSUs
The Company granted the following equity classified RSUs under the 2013 Plan:

Year of Issuance:	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (months)
2021	852,890	$18.02	28
2020	1,500,783	$11.45	32
2019	3,404,362	$11.14	44
Certain of the RSUs granted during the period contain performance vesting conditions in addition to a service vesting condition. RSUs granted with service or performance vesting conditions were valued at the grant date stock price. Certain RSUs with performance vesting conditions also contain provisions for additional share awards in the event certain performance conditions are met at the end of the applicable measurement periods. These conditions are generally based on Adjusted EBITDA and adjusted earnings per share.
In January 2019, certain key executives were granted performance-based RSUs with vesting that was subject to the achievement by the Company of a certain performance target in any fiscal year ending on or before December 31, 2022, and continuous service. There were 2.3 million of these RSUs outstanding at December 31, 2021 with a weighted-average grant date fair value of $25.1 million. Prior to the second quarter of 2021, the Company did not recognize compensation expense for these awards as the achievement of the performance target was not deemed probable. During the second quarter of 2021, the achievement of the performance target became probable and the Company recorded $23.9 million of expense for the year ended December 31, 2021 in "Selling, technical, general and administrative " in the Consolidated Statement of Operations.
At December 31, 2021, the following equity classified RSUs were outstanding:

	December 31, 2021
Vesting Conditions:	Outstanding	Weighted Average Remaining Vesting Period (months)	Potential Additional Awards
Service-based	559,220	12.2	—
Performance-based	1,372,574	14.7	880,698
Performance-based awards previously deemed not probable	2,263,638	1.6	—
Total	4,195,432	7.3	880,698
Subsequent Event
The January 2019 awards vested in February 2022 as the performance target was achieved and approximately 0.8 million shares were withheld to satisfy the tax obligations of the recipients due upon vesting.
In February 2022, certain key executives were granted 1.95 million performance-based RSUs with an aggregate fair value of $45.4 million. The vesting of these shares is subject to the achievement by the Company of a performance target of adjusted earnings per share of $2.72 by December 31, 2026, and continuous service. If the performance target is achieved, the actual number of shares vested will be determined by applying a total shareholder return (TSR) multiplier based on the Company's TSR relative to a benchmark index for the performance period. The TSR multiplier will range from 0.85 to 1.15. The achievement of this performance target is not probable at this time.

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
The fair value of the grants is calculated using the Black-Scholes option pricing model at the grant date. The following table provides the range of assumptions used in valuing stock options for the years ended December 31, 2020 and 2019:

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
At December 31, 2021, there were no outstanding stock options which were vested and out-of-the-money. There were 237,376 outstanding stock options, which were vested and in-the-money, with an aggregate intrinsic value of $3.0 million, and 156,197 outstanding stock options, which were unvested, with an aggregate intrinsic value of $1.9 million.

10. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
For 2021, 2020 and 2019, the net periodic (benefit)/cost for all plans totaled $(2.1) million, $(1.8) million and $1.0 million, respectively.
Domestic Defined Benefit Pension Plan
The domestic non-contributory defined benefit pension plan is closed to new participants. Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels. An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies. The Company’s investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 92% of plan investments for liability-matching, 6% for long-term growth and 2% for near-term benefit payments. These allocation targets exclude the market value of equity derivatives. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plans. Plan assets consist primarily of listed stocks, equity security funds, short-term Treasury bond mutual funds, long-credit fund, derivatives and limited partnership interests. The weighted average asset allocation of this pension plan was 51% limited partnership interests and managed funds, 45% fixed income holdings, 2% equity securities and 2% cash at December 31, 2021.
Actual pension expense and future contributions required to fund this pension plan will depend on future investment performance, changes in future discount rates, the level of Company contributions and various other factors related to the populations participating in this pension plan. The Company evaluates the plan's actuarial assumptions on an annual basis,

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
including the expected long-term rate of return on assets and discount rate, and adjusts the assumptions, as necessary, to ensure proper funding levels are maintained so that the plan can meet obligations as they become due.
At December 31, 2021 and 2020, the projected benefit obligation for this pension plan totaled $220 million and $230 million, respectively.
Supplemental Executive Retirement Plans
The Company sponsors SERPs that entitle certain employees to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code. Covered compensation under the SERPs includes an employee’s annual salary and bonus. At December 31, 2021 and 2020, the projected benefit obligation for the SERPs totaled $7.6 million and $8.1 million, respectively.
Foreign Pension Plans
The Company's international benefit plans are included in the tables presented below. These plans are not significant, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows. At December 31, 2021 and 2020, the projected benefit obligation for these foreign pension plans totaled $25.5 million and $26.1 million, respectively.
Certain foreign subsidiaries maintain other benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting and have therefore been excluded from the tables presented below. These benefit plans had obligation balances of $2.2 million and $1.4 million at December 31, 2021 and 2020, respectively, and were recorded in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Pension and post-retirement benefits."
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire). Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits based on the date of retirement. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5%. Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2021 is comprised of 38% retirees, 33% fully eligible active participants and 29% other participants. The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% and 4%, based on the date of retirement.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2021		2020		2019
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Service cost	$—	$0.7	$—	$0.7	$—	$0.7
Interest cost on the projected benefit obligation	5.9	0.2	7.2	0.3	8.7	0.3
Expected return on plan assets	(9.2)	(0.2)	(10.1)	(0.1)	(9.6)	(0.1)
Amortization of actuarial net loss	0.1	0.1	—	—	—	0.1
Plan curtailment	—	—	—	(0.1)	—	—
Plan settlement	—	0.1	0.1	(0.1)	—	0.2
Net periodic (benefit) cost	$(3.2)	$0.9	$(2.8)	$0.7	$(0.9)	$1.2
Post-retirement Medical Benefits
Interest cost on the projected benefit obligation	$0.2		0.3		$0.4
Net periodic cost	$0.2		$0.3		$0.4
The weighted average key assumptions used to determine the net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2021		2020		2019
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Discount rate	2.5%	0.7%	3.3%	1.0%	4.4%	1.5%
Rate of compensation increase	3.0%	2.7%	3.5%	3.1%	3.5%	3.4%
Interest crediting rate	5.3%	2.7%	5.3%	2.6%	5.2%	2.6%
Long-term rate of return on assets	4.2%	3.6%	5.1%	1.7%	5.4%	1.4%
Post-retirement Medical Benefits
Discount rate	2.5%		3.2%		4.3%
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations and peer comparisons.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in benefit obligation, plan assets and funded status of the Company’s plans:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2021		2020		2021	2020
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Change in Projected Benefit Obligation:
Beginning of period balance	$238.4	$26.1	$227.9	$26.6	$8.5	$9.2
Acquisitions	—	2.1	—	—	—	—
Service cost	—	0.7	—	0.7	—	—
Interest cost	5.9	0.2	7.2	0.3	0.2	0.3
Plan curtailment	—	—	—	(0.1)	—	—
Actuarial (gain) loss due to assumption change	(7.2)	(0.7)	19.0	0.3	(0.4)	—
Actuarial loss (gain) due to plan experience	1.0	0.7	(4.6)	(0.2)	(0.2)	(0.5)
Benefits and expenses paid	(10.8)	(0.7)	(11.1)	(0.7)	(0.4)	(0.5)
Settlement	—	(1.4)	—	(2.8)	—	—
Foreign currency translation	—	(1.5)	—	2.0	—	—
End of period balance	$227.3	$25.5	$238.4	$26.1	$7.7	$8.5
Change in Plan Assets:
Beginning of period balance	$224.2	$4.6	$205.9	$6.0	$—	$—
Acquisitions	—	0.2	—	—	—	—
Actual return on plan assets, net of expenses	5.2	0.4	28.5	0.2	—	—
Employer contributions	0.6	1.5	0.9	1.5	0.4	0.5
Benefits paid	(10.8)	(0.7)	(11.1)	(0.7)	(0.4)	(0.5)
Settlement	—	(1.4)	—	(2.8)	—	—
Foreign currency translation	—	(0.1)	—	0.4	—	—
End of period balance	$219.2	$4.5	$224.2	$4.6	$—	$—
Funded Status
Funded status of plan	$(8.1)	$(21.0)	$(14.2)	$(21.5)	$(7.7)	$(8.5)
Supplemental Information:
Accumulated benefit obligation	$227.3	$22.5	$228.1	$23.5	$7.7	$8.5
Plans with Accumulated Benefit Obligation in excess of Plan Assets:
Accumulated benefit obligation	$227.3	$22.1	$8.1	$23.4	$7.7	$8.5
Fair value plan assets	$219.2	$3.6	$—	$4.3	$—	$—
Plans with Projected Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$227.3	$25.3	$238.4	$25.9	$7.7	$8.5
Fair value plan assets	$219.2	$3.9	$224.2	$4.3	$—	$—
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities were as follows:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2021		2020		2021	2020
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Discount rate	2.8%	1.2%	2.5%	0.7%	2.9%	2.5%
Rate of compensation increase	3.0%	2.9%	3.0%	2.7%	N/A	N/A
Interest crediting rate	5.3%	3.1%	5.3%	2.7%	N/A	N/A
(N/A) Not applicable.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets and "Accumulated other comprehensive loss" consist of the following:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2021		2020		2021	2020
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Balance Sheet
Accrued expenses and other current liabilities	$0.9	$0.9	$0.6	$0.9	$0.5	$0.5
Pension and post-retirement benefits	7.2	20.1	13.6	20.6	7.2	8.0
Accumulated Other Comprehensive Loss
Net actuarial loss	$(0.5)	$(1.7)	$(2.8)	$(2.3)	$0.6	$(0.1)
The following table presents the fair value of plan assets:

		December 31,
(dollars in millions)	Classification	2021	2020
Asset Category
Derivatives	Level 2	$4.9	$14.0
Foreign equities	Level 1	—	5.8
Foreign bonds	Level 2	1.9	1.6
Mutual funds holding U.S. Treasury securities	Level 1	26.0	30.8
Mutual funds holding fixed income securities	Level 1	20.1	23.5
U.S. Treasury bonds	Level 2	51.7	22.6
Cash and cash equivalents	Level 1	6.1	7.8
Sub-Total		110.7	106.1
Assets using net asset value (or NAV) as a practical expedient		113.0	122.7
Total		$223.7	$228.8
Assets using NAV as a practical expedient include limited partnership interests and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
At December 31, 2021, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-Retirement Medical Benefits	Total
(dollars in millions)	Domestic	Foreign
2022	$13.8	$1.3	$0.5	$15.6
2023	13.3	1.3	0.5	15.1
2024	13.2	1.7	0.5	15.4
2025	13.5	1.2	0.5	15.2
2026	13.2	1.5	0.5	15.2
Subsequent five years	64.7	8.6	2.2	75.5
Total	$131.7	$15.6	$4.7	$152.0
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2021, at which time the minimum contribution level for the following year was determined. The Company is not required to make any plan contributions in 2022.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. INCOME TAXES
Income before income taxes and non-controlling interests was as follows:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Domestic	$92.0	$(11.6)	$(96.3)
Foreign	159.7	92.7	237.2
Total	$251.7	$81.1	$140.9
Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Current:
U.S.:
Federal	$(3.9)	$(0.8)	$(4.1)
State and local	2.9	1.3	—
Foreign	96.0	56.8	68.5
Total current	95.0	57.3	64.4
Deferred:
U.S.:
Federal	(1.8)	(40.4)	33.2
State and local	(30.3)	1.1	(0.8)
Foreign	(14.6)	(13.7)	(35.5)
Total deferred	(46.7)	(53.0)	(3.1)
Income tax expense	$48.3	$4.3	$61.3
Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
U.S. federal statutory tax rate	21%	21%	21%

Taxes computed at U.S. statutory rate	$52.9	$17.0	$29.6
State income taxes, net of federal benefit	5.7	2.1	(0.6)
U.S. tax on foreign operations	3.9	8.9	23.7
Foreign tax on foreign operations	17.0	7.0	12.1
Change in valuation allowances	(63.6)	(4.2)	0.9
Tax on undistributed foreign earnings	4.7	4.3	(3.2)
Changes in uncertain tax positions	29.4	8.2	(2.1)
Changes to U.S. tax law	—	(40.4)	—
Other, net	(1.7)	1.4	0.9
Income tax expense	$48.3	$4.3	$61.3

Effective tax rate	19%	5%	44%
The income tax expense of $48.3 million for the year ended December 31, 2021 includes the impact of higher pre-tax income and a $29.4 million increase to our provision for uncertain tax positions, partially offset by a $63.6 million benefit associated with the release of valuation allowances. The release of valuation allowances relates to amounts previously recorded against certain U.S. tax attribute carryforwards, primarily carryforwards for certain states net operating losses and interest. The valuation allowances were released as the Company expects improved profitability in its domestic business and a shift to a three-year cumulative income position.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 23, 2020, the U.S. Treasury Department released regulations relating to the treatment of income that is subject to a high rate of foreign tax under the U.S. global intangible low-taxed income ("GILTI") and subpart F income regimes. On July 28, 2020, new regulations were released related to interest expense limitations. The Company has evaluated the impact of these regulations on its Consolidated Financial Statements and calculated a $40.4 million tax benefit from these regulations related to the 2018 and 2019 tax years producing an increase to the Company's net operating loss carryforwards.
The components of deferred income taxes at December 31, 2021 and 2020 were as follows:

	December 31,
(dollars in millions)	2021	2020
Deferred tax assets:
Net operating losses	$121.7	$150.1
Interest carryforward	65.3	88.4
Capital loss carryforward	54.0	53.6
Tax credits	34.5	28.8
Employee benefits	22.2	21.3
Research and development costs	25.1	21.2
Accrued liabilities	7.2	6.7
Other	34.3	21.7
Total gross deferred tax assets	364.3	391.8
Valuation allowances	(151.4)	(199.1)
Total deferred tax assets	212.9	192.7
Deferred tax liabilities:
Intangible assets	216.4	179.6
Property, plant and equipment	21.5	21.5
Undistributed foreign earnings	23.7	18.3
Goodwill	9.9	9.0
Total deferred tax liabilities	271.5	228.4
Net deferred tax liability	$58.6	$35.7
The Company provides for income and withholding taxes on previously unremitted earnings of foreign subsidiaries. At December 31, 2021, the Company had accrued a deferred tax liability of $23.4 million of income and withholding taxes that would be due upon the distribution of such earnings from non-U.S. subsidiaries to the U.S. No such taxes have been provided on approximately $130 million of undistributed foreign earnings for periods prior to 2016 as these amounts continue to be indefinitely reinvested in the Company's foreign operations. Determining the amount of the unrecognized deferred tax liability related to these remaining undistributed foreign earnings is not practicable due to the complexity of the hypothetical calculation.
At December 31, 2021, the Company had federal, state and foreign net operating loss carryforwards of approximately $161 million, $649 million and $216 million, respectively. The U.S. federal net operating loss carryforwards expire between 2027 and 2037 or may be carried forward indefinitely. The majority of the state net operating loss carryforwards expire between 2022 and 2039. The foreign tax net operating loss carryforwards expire between 2022 through 2037 or may be carried forward indefinitely. In addition, at December 31, 2021, the Company had approximately $226 million, $30.2 million and $4.3 million of capital loss carryforwards, foreign tax credits, and other tax credits, respectively, available for carryforward. The capital loss carryforwards expire in 2024. The carryforward periods of the remaining tax credits range from ten years to an unlimited period of time. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of utilizable carryforwards.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Unrecognized tax benefits at beginning of period	$82.5	$71.2	$81.4
Additions based upon prior year tax positions	27.8	2.7	1.4
Additions based on current year tax positions	8.1	14.5	3.2
Reductions for prior period positions	(10.7)	(0.2)	(7.6)
Reductions for settlements and payments	(0.1)	(1.1)	(2.1)
Reductions due to closed statutes	(1.0)	(4.6)	(5.1)
Total unrecognized tax benefits at end of period	$106.6	$82.5	$71.2
At December 31, 2021, the Company had $107 million of total unrecognized tax benefits, all of which, if recognized, would impact the Company’s effective tax rate. Due to expected settlements and statute of limitations expirations, the Company estimates that $1.2 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense (benefit), which totaled $2.5 million, $(2.4) million and $(2.9) million, for 2021, 2020 and 2019, respectively. The Company's liability for interest and penalties totaled $9.7 million and $7.2 million at December 31, 2021 and 2020, respectively.
At December 31, 2021, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
China	2017	through current
Germany	2016	through current
Taiwan	2015	through current
United Kingdom	2008, 2019	through current
United States	2017	through current
The Company is currently undergoing tax examinations in several jurisdictions. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company's liability may need to be adjusted as tax examinations continue to progress.
12. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Term Loans (1)	2026	LIBOR plus 2.00%	$1,113.0	$727.5
Senior Notes - $800 million (2)	2028	3.875%	789.4	788.0
Other			4.5	—
Total debt			1,906.9	1,515.5
Less: current installments of long-term debt			12.7	7.4
Total long-term debt			$1,894.2	$1,508.1
(1) Term loans, net of unamortized discounts and debt issuance costs of $12.6 million and $7.6 million at December 31, 2021 and 2020, respectively. The effective interest rate was 2.1% and 2.4% at December 31, 2021 and 2020, respectively, including the effects of interest rate swaps and net investment hedges. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $10.6 million and $12.0 million at December 31, 2021 and 2020, respectively. The effective interest rate was 4.1% at both December 31, 2021 and 2020.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Minimum future principal payments on long-term debt were as follows:

(dollars in millions)
2022	$12.7
2023	12.5
2024	12.3
2025	12.3
2026	1,080.1
Thereafter	800.2
Total	$1,930.1
Credit Agreement
On September 1, 2021, the Company entered into an incremental amendment to the Credit Agreement and borrowed the $400 million Add-on Term Loans. The new term loans have identical terms as the then existing term loans B, including a maturity date of January 31, 2026. Proceeds of the Add-on Term Loans were used to finance a portion of the Coventya Acquisition. On December 17, 2021, as part of the market transition away from the London Inter-bank Offered Rate (LIBOR), the Company further amended the Credit Agreement to replace certain LIBOR currency rates with alternative rates applicable to future term or revolver loans.
The Credit Agreement, as amended, provides for senior secured credit facilities in an aggregate principal amount of $1.48 billion, consisting of a revolving credit facility in an aggregate principal amount of $330 million maturing in 2024 and term loans B in an aggregate principal amount of $1.15 billion maturing in 2026.
The Company's outstanding term loans, including the Add-on Term Loans, bear interest at a per annum rate based on an adjusted one-month LIBOR (as described in the Credit Agreement), plus a spread of 2.00%. The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving credit facility of 0.50% per annum, subject to a step-down to 0.375% based on the Company’s first lien net leverage ratio, which condition is currently satisfied.
The Company's obligations under the Credit Agreement are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of the co-borrowers, namely the Company and MacDermid, as well as the assets of the guarantors, including mortgages on material real property, subject to certain exceptions.
Covenants, Events of Default and Provisions
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Subject to certain exceptions, to the extent the borrowers have total outstanding borrowings under the revolving credit facility greater than 30% of the commitment amount under the revolving credit facility, the Company's first lien net leverage ratio should not exceed 5.0 to 1.0, subject to a right to cure.

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
At December 31, 2021, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $325 million, net of letters of credit, under the revolving credit facility.
Senior Notes
3.875% USD Notes due 2028
The indenture governing the 3.875% USD Notes due 2028 provides for, among other things, customary affirmative and negative covenants, events of default and other customary provisions. The notes accrue interest at a rate of 3.875% per annum, payable semi-annually in arrears, on March 1 and September 1 of each year, and will mature on September 1, 2028, unless earlier repurchased or redeemed. Pursuant to the indenture, the Company has the option to redeem the 3.875% USD Notes due 2028 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium. The 3.875% USD Notes due 2028 are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At December 31, 2021 and 2020, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $5.9 million and $6.2 million at December 31, 2021 and 2020, respectively, of which $5.5 million at December 31, 2021 and 2020, respectively, reduced the borrowings available under the various facilities. At December 31, 2021 and 2020, the availability under these facilities totaled approximately $354 million and $349 million, respectively, net of outstanding letters of credit.
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
Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company designates the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows. For interest rate swaps, changes in fair value are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Consolidated Statements of Operations as the underlying hedged item affects earnings. For cross-currency swaps changes in fair value are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." These cross-currency swaps effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2021, the Company entered into forward starting interest rate swaps with an effective date of September 1, 2021 to effectively fix the floating rate of the interest payments associated with the $400 million Add-on Term Loans through January 2025. These contracts were designated as a cash flow hedge. The Company also entered into forward starting cross-currency swaps to effectively convert the $400 million Add-on Term Loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through January 2025. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. The changes in the fair value of these swap contracts were not material before their effective date of September 1, 2021.
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
The net result of the above hedges, which expire in January 2024 and 2025, respectively, is an interest rate of approximately 2.1% at December 31, 2021, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
During 2021 and 2020, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $15.1 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain of its subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At December 31, 2021, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at December 31, 2021 and 2020 was approximately $64.6 million and $78.5 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.1 million net current liability at December 31, 2021 and a $0.5 million net current liability at December 31, 2020.
Commodities
As part of its risk management policy, the Company enters into commodity futures contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held futures contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $56.1 million and $25.0 million at December 31, 2021 and 2020, respectively. The market value of the metals forward contracts was a $1.1 million net current liability at December 31, 2021 and a $1.2 million net current liability at December 31, 2020. Substantially all contracts outstanding at December 31, 2021 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Consolidated Statements of Operations as "Other expense, net."
Realized gains and losses on derivative contracts are accounted for in the Consolidated Statements of Cash Flows as "Operating activities."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

			December 31,
(dollars in millions)	Balance sheet location	Classification	2021	2020
Asset Category
Foreign exchange contracts not designated as hedging instruments	Other current assets	Level 2	$0.1	$0.2
Metals contracts not designated as hedging instruments	Other current assets	Level 2	1.2	0.4
Cross-currency swaps designated as net investment hedge	Other current assets	Level 2	22.2	16.3
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	6.6	—
Cross-currency swaps designated as net investment hedge	Other assets	Level 2	5.8	—
Total			$35.9	$16.9

Liability Category
Foreign exchange contracts not designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	$0.2	$0.7
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	2.3	1.6
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	15.1	17.6
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	9.6	33.5
Cross-currency swaps designated as net investment hedge	Other liabilities	Level 2	2.8	43.3
Total			$30.0	$96.7
Derivative assets and liabilities include foreign currency, metals, forward starting swaps, interest rate swaps and cross-currency swaps. The fair values are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels during 2021.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.93 billion, respectively, at December 31, 2021. At December 31, 2020, the carrying value and estimated fair value totaled $1.52 billion and $1.55 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
14. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
In November 2021, the Board of Directors increased the authorization under the Company's stock repurchase program from approximately $185 million in remaining capacity to $750 million. The program does not have an expiration date, and may be modified, suspended or terminated by the Board at any time. Share repurchases under the program may be made in the open market, in private transactions or otherwise, including pursuant to a Rule 10b5-1 plan. The program does not require the repurchase of any specific number of shares and share repurchases are made opportunistically at the discretion of the Company. The remaining authorization under the stock repurchase program, as amended, was approximately $732 million at December 31, 2021.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2021, as part of the stock repurchase program, the Company repurchased, and allocated to treasury shares, approximately 0.9 million shares of its common stock for approximately $19.6 million, at an average price of approximately $22.69 per share. The repurchases were funded from cash on hand.
During 2020, as part of the stock repurchase program, the Company repurchased, and allocated to treasury shares, approximately 5.7 million shares of its common stock for approximately $55.7 million, at an average price of approximately $9.74 per share. The repurchases were funded from cash on hand.
15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of "Accumulated other comprehensive (loss) income," net of tax, during 2021, 2020 and 2019 were as follows:

(dollars in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Derivative Financial Instrument Revaluation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(756.3)	$(6.1)	$5.5	$(756.9)
Other comprehensive income (loss) before reclassifications, net	30.3	0.6	(29.2)	1.7
Reclassifications, pretax	479.8	(2.1)	(4.5)	473.2
Tax expense reclassified	—	—	1.5	1.5
Balance at December 31, 2019	(246.2)	(7.6)	(26.7)	(280.5)
Other comprehensive income (loss) before reclassifications, net	107.4	4.4	(40.2)	71.6
Reclassifications, pretax	—	—	14.1	14.1
Balance at December 31, 2020	(138.8)	(3.2)	(52.8)	(194.8)
Other comprehensive (loss) income before reclassifications, net	(30.6)	2.9	6.2	(21.5)
Reclassifications, pretax	—	—	18.9	18.9
Balance at December 31, 2021	$(169.4)	$(0.3)	$(27.7)	$(197.4)

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share from continuing operations for 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2021	2020	2019
Net income from continuing operations	$203.4	$76.8	$79.6
Net income attributable to the non-controlling interests	(0.4)	—	(0.7)
Net income from continuing operations attributable to common stockholders	$203.0	$76.8	$78.9

Basic weighted average common shares outstanding	247.4	248.8	257.6
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	0.3	2.0
Number of stock options and RSUs	0.5	0.8	0.5
Denominator adjustments for diluted EPS	0.5	1.1	2.5
Diluted weighted average common shares outstanding	247.9	249.9	260.1

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.82	$0.31	$0.31
Diluted	$0.82	$0.31	$0.30
For 2021, 2020 and 2019, the following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or because performance targets were not yet met for awards contingent upon such measures:

	Year Ended December 31,
(amounts in millions)	2021	2020	2019
Shares issuable for contingent consideration	—	—	3.6
Shares issuable upon vesting of RSUs and exercise of stock options	3.7	4.1	4.3
Total shares excluded	3.7	4.1	7.9

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. LEASES
The Company primarily has operating lease agreements for certain land, office space, warehouse space and equipment. The following table presents the Company’s ROU assets and lease liabilities:

		December 31,
(dollars in millions)	Balance sheet location	2021	2020
Asset Category
ROU assets	Other assets	$60.2	$56.0
Total		$60.2	$56.0

Liability Category
Current lease liabilities	Accrued expenses and other current liabilities	$18.7	$16.4
Non-current lease liabilities	Other liabilities	42.1	40.1
Total		$60.8	$56.5
Operating lease expense totaled $24.3 million, $20.9 million and $20.8 million for 2021, 2020 and 2019, respectively.

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Supplemental Information for Operating Leases
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash payments for operating leases	$20.8	$19.1	$21.2
ROU assets obtained in exchange for operating lease obligations	$22.5	$12.3	$9.5
Weighted average remaining lease term	6 years	6 years	7 years
Weighted average discount rate	3.5%	4.8%	4.9%
Maturities of operating lease liabilities at December 31, 2021 were as follows:

(dollars in millions)
2022	$20.5
2023	15.3
2024	9.0
2025	6.8
2026	6.2
Thereafter	9.4
Total future minimum lease payments	67.2
Less: imputed interest	(6.4)
Present value of lease liabilities	$60.8

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $13.1 million and $10.1 million at December 31, 2021 and 2020, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
19. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee of $3.0 million and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Amounts paid under this agreement are recorded in the Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
20. RESTRUCTURING
The Company continuously evaluates its operations in an effort to identify opportunities to improve profitability by leveraging existing infrastructure to reduce operating costs and respond to overall economic conditions.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restructuring expenses were recorded as follows in each of the Company's business segments:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Electronics	$4.2	$3.1	$8.3
Industrial & Specialty	7.5	3.2	5.8
Total	$11.7	$6.3	$14.1
At December 31, 2021 and 2020, the Company's restructuring liability was not material.
The Company's restructuring plans primarily relate to headcount rationalization associated with continued cost saving opportunities within its businesses, including reorganization initiatives following acquisitions and the Arysta Sale. Restructuring expenses were recorded as "Selling, technical, general and administrative" expense in the Consolidated Statements of Operations. There are no material additional costs expected to be incurred in connection with these discrete restructuring activities.
21. OTHER (EXPENSE) INCOME, NET
"Other expense, net," as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Loss on debt extinguishment	$—	$(45.7)	$(60.7)
(Loss) gain on derivative contracts	(15.7)	(9.0)	13.4
Other income, net	5.9	3.0	1.1
Total	$(9.8)	$(51.7)	$(46.2)
22. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities," as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(dollars in millions)	2021	2020
Accrued salaries, wages and employee benefits	$105.6	$70.3
Accrued taxes (income and non-income)	50.0	33.3
Accrued interest	10.6	11.8
Derivative liabilities	17.6	19.9
Lease liabilities	18.7	16.4
Other current liabilities	61.6	52.5
Total	$264.1	$204.2
23. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purposes of allocating resources and evaluating performance.
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as EBITDA, as further adjusted for additional items included in earnings which the Company believes are not representative or indicative of each of its segments' ongoing business or are considered to be associated with the Company's capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Net Sales:
Electronics
Assembly Solutions	$824.2	$571.7	$545.6
Circuitry Solutions	455.0	401.0	377.6
Semiconductor Solutions	254.6	199.4	162.5
Total Electronics	1,533.8	1,172.1	1,085.7
Industrial & Specialty
Industrial Solutions	648.4	473.0	521.1
Graphics Solutions	155.5	143.6	152.0
Energy Solutions	62.1	65.0	77.1
Total Industrial & Specialty	866.0	681.6	750.2
Total net sales	$2,399.8	$1,853.7	$1,835.9

Adjusted EBITDA:
Electronics	$355.1	$277.3	$252.9
Industrial & Specialty	169.8	145.3	163.8
Total Adjusted EBITDA	$524.9	$422.6	$416.7
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
Net income attributable to common stockholders	$203.3	$75.7	$92.2
Add (subtract):
Net income attributable to the non-controlling interests	0.4	—	0.7
(Income) loss from discontinued operations, net of tax	(0.3)	1.1	(13.3)
Income tax expense	48.3	4.3	61.3
Interest expense, net	54.2	63.4	90.7
Depreciation expense	39.7	42.2	41.5
Amortization expense	124.2	119.2	113.2
EBITDA	469.8	305.9	386.3
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	11.7	6.3	14.1
Inventory step-up	12.9	2.4	0.7
Acquisition and integration expense	14.2	12.3	1.9
Foreign exchange (gain) loss on internal debt	(16.6)	35.4	(31.9)
Debt refinancing costs	—	45.7	62.0
Foundation contributions	—	5.0	—
Change in fair value of contingent consideration	—	—	(17.4)
Adjustment of stock compensation previously not probable (Note 9)	23.9	—	—
Other, net	9.0	9.6	1.0
Adjusted EBITDA	$524.9	$422.6	$416.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Sales by Major Country
A major country is defined as one in which total net sales represented 10% or more of the Company's total consolidated net sales in any of the years presented.

	Year Ended December 31,
(dollars in millions)	2021	2020	2019
United States	$585.0	$485.3	$448.7
China	486.5	347.9	328.3
Other countries	1,328.3	1,020.5	1,058.9
Total	$2,399.8	$1,853.7	$1,835.9
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of the Company's total long-lived assets, net in any of the years presented. Long-lived assets represent property, plant and equipment, net.

	December 31,
(dollars in millions)	2021	2020
United States	$87.9	$86.4
China	44.5	32.1
Other countries	145.7	121.9
Total	$278.1	$240.4
Assets by Reportable Segment
Total assets by reportable segment at December 31, 2021 and 2020 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Schedule II
Element Solutions Inc

Valuation and Qualifying Accounts and Reserves

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Reserves against accounts receivable:
2021	$(9.7)	$(2.3)	$(0.2)	$(12.2)
2020	(8.8)	(2.0)	1.1	(9.7)
2019	(7.7)	(3.1)	2.0	(8.8)

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Valuation allowances against deferred tax assets:
2021	$(199.1)	$57.9	$(10.2)	$(151.4)
2020	(219.6)	25.2	(4.7)	(199.1)
2019	(475.2)	257.6	(2.0)	(219.6)
(1)Other activity consists primarily of currency translation effects.