Form 10-Q
period 2022-03-31
Element Solutions Inc
filed 2022-04-28
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 21, 2022: 247,714,192

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Incremental term loans entered into on September 1, 2021, under the Credit Agreement, in an aggregate principal amount of $400 million through a corresponding increase in the Company's existing senior secured term loans B. All references to "term loans" in this Quarterly Report include the Add-on Term Loans.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2022.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
2021 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2021 Annual Report. Certain of these risks may be amplified by the invasion of Ukraine by Russia, the sanctions (including their duration) and other measures being imposed in response to this conflict, as well as any escalation or expansion of economic disruption or the conflict’s current scope. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.

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
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Part I, Item 2, and Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$680.2	$550.1
Cost of sales	417.2	309.1
Gross profit	263.0	241.0
Operating expenses:
Selling, technical, general and administrative	153.4	129.6
Research and development	14.1	11.5
Total operating expenses	167.5	141.1
Operating profit	95.5	99.9
Other (expense) income:
Interest expense, net	(14.1)	(12.9)
Foreign exchange (loss) gain	(0.7)	28.0
Other expense, net	(4.3)	(1.6)
Total other (expense) income	(19.1)	13.5
Income before income taxes and non-controlling interests	76.4	113.4
Income tax expense	(20.0)	(31.1)
Net income	56.4	82.3
Net income attributable to non-controlling interests	(0.3)	—
Net income attributable to common stockholders	$56.1	$82.3

Earnings per share
Basic	$0.23	$0.33
Diluted	$0.23	$0.33

Weighted average common shares outstanding
Basic	247.3	247.2
Diluted	249.2	248.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$56.4	$82.3

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax (benefit) expense of $(2.1) and $5.9 for the three months ended March 31, 2022 and 2021, respectively	(13.9)	(52.7)
Total foreign currency translation adjustments	(13.9)	(52.7)
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax expense of $8.8 and $1.8 for the three months ended March 31, 2022 and 2021, respectively	22.5	3.0
Reclassifications, net of tax expense of $0.0 for the three months ended March 31, 2022 and 2021, respectively	4.8	4.4
Total unrealized gain arising on qualified hedging derivatives	27.3	7.4
Other comprehensive income (loss)	13.4	(45.3)
Comprehensive income	69.8	37.0
Comprehensive loss attributable to non-controlling interests	1.4	—
Comprehensive income attributable to common stockholders	$71.2	$37.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2022	2021
Assets
Cash & cash equivalents	$218.8	$330.1
Accounts receivable, net of allowance for doubtful accounts of $13.9 and $12.2 at March 31, 2022 and December 31, 2021, respectively	540.8	492.2
Inventories	323.4	274.4
Prepaid expenses	32.7	29.4
Other current assets	101.2	88.4
Total current assets	1,216.9	1,214.5
Property, plant and equipment, net	275.0	278.1
Goodwill	2,518.6	2,526.3
Intangible assets, net	929.7	956.7
Deferred income tax assets	71.9	81.5
Other assets	116.7	81.3
Total assets	$5,128.8	$5,138.4
Liabilities and stockholders' equity
Accounts payable	$179.5	$138.4
Current installments of long-term debt	13.7	12.7
Accrued expenses and other current liabilities	206.5	264.1
Total current liabilities	399.7	415.2
Debt	1,892.1	1,894.2
Pension and post-retirement benefits	34.0	36.1
Deferred income tax liabilities	137.9	140.0
Other liabilities	151.6	152.1
Total liabilities	2,615.3	2,637.6
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2022: 264.9 shares issued; 2021: 261.9 shares issued)	2.6	2.6
Additional paid-in capital	4,172.3	4,166.6
Treasury stock (2022: 17.1 shares; 2021: 15.2 shares)	(201.8)	(159.2)
Accumulated deficit	(1,295.9)	(1,331.9)
Accumulated other comprehensive loss	(182.3)	(197.4)
Total stockholders' equity	2,494.9	2,480.7
Non-controlling interests	18.6	20.1
Total equity	2,513.5	2,500.8
Total liabilities and stockholders' equity	$5,128.8	$5,138.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$56.4	$82.3
Reconciliations of net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	41.6	39.1
Deferred income taxes	2.5	5.2
Foreign exchange gain	(0.1)	(28.9)
Incentive stock compensation	5.2	4.3
Other, net	4.3	(2.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(49.6)	(26.3)
Inventories	(47.5)	(44.6)
Accounts payable	41.2	30.4
Accrued expenses	(49.6)	(18.8)
Prepaid expenses and other current assets	(10.5)	(9.0)
Other assets and liabilities	0.5	1.2
Net cash flows (used in) provided by operating activities	(5.6)	32.6
Cash flows from investing activities:
Capital expenditures	(9.5)	(8.5)
Acquisition of business, net of cash acquired	(22.6)	—
Other, net	(5.0)	19.0
Net cash flows (used in) provided by investing activities	(37.1)	10.5
Cash flows from financing activities:
Repayments of borrowings	(3.1)	(1.9)
Repurchases of common stock	(18.3)	—
Dividends	(19.9)	(12.4)
Other, net	(25.8)	0.1
Net cash flows used in financing activities	(67.1)	(14.2)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(3.3)
Net (decrease) increase in cash and cash equivalents	(111.3)	25.6
Cash and cash equivalents at beginning of period	330.1	291.9
Cash and cash equivalents at end of period	$218.8	$317.5

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	56.1	—	56.1	0.3	56.4
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	15.1	15.1	(1.7)	13.4
Exercise/ vesting of share based compensation	2,990,132	—	—	1,025,371	(23.8)	—	—	(23.8)	—	(23.8)
Issuance of common stock under Employee Stock Purchase Plan	16,918	—	0.4	—	—	—	—	0.4	—	0.4
Repurchases of common stock	—	—	—	830,448	(18.8)	—	—	(18.8)	—	(18.8)
Dividends ($0.08 per share)	—	—	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Equity compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	264,944,559	$2.6	$4,172.3	17,051,344	$(201.8)	$(1,295.9)	$(182.3)	$2,494.9	$18.6	$2,513.5

Three Months Ended March 31, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	82.3	—	82.3	—	82.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(45.3)	(45.3)	—	(45.3)
Exercise/ vesting of share based compensation	416,413	—	1.9	84,426	(1.5)	—	—	0.4	—	0.4
Issuance of common stock under Employee Stock Purchase Plan	22,278	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	1,700	—	—	—	—	—	—
Dividends ($0.05 per share)	—	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)
Equity compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Balance at March 31, 2021	261,768,818	$2.6	$4,129.5	14,315,406	$(139.2)	$(1,403.3)	$(240.1)	$2,349.5	$(1.7)	$2,347.8

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP. In the opinion of management, these unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the related notes included in the Company’s 2021 Annual Report.
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
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Finished goods	$184.5	$153.3
Work in process	38.9	33.4
Raw materials and supplies	100.0	87.7
Total inventories	$323.4	$274.4

3. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	March 31, 2022	December 31, 2021
Land and leasehold improvements	$53.8	$54.8
Buildings and improvements	161.7	162.0
Machinery, equipment, fixtures and software	294.0	290.6
Construction in process	39.4	37.7
Total property, plant and equipment	548.9	545.1
Accumulated depreciation	(273.9)	(267.0)
Property, plant and equipment, net	$275.0	$278.1
For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense of $10.6 million and $9.4 million, respectively.
4. GOODWILL AND INTANGIBLE ASSETS
HSO Acquisition
On January 26, 2022, the Company completed the HSO Acquisition for approximately $23 million, net of cash. HSO is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. HSO is included in our Industrial Solutions business line within our Industrial & Specialty segment and was not material to our Condensed Consolidated Financial Statements. In connection with this acquisition, the Company recorded approximately $11.7 million of finite-lived intangible assets, primarily customer relationships.
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2021	$1,292.2	$1,234.1	(1)	$2,526.3
HSO Acquisition	—	7.1		7.1
Foreign currency translation and other	(5.3)	(9.5)		(14.8)
Balance at March 31, 2022	$1,286.9	$1,231.7		$2,518.6
(1) Includes accumulated impairment losses of $46.6 million.

Intangible Assets
The major components of intangible assets were as follows:

	March 31, 2022			December 31, 2021
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,007.0	$(397.9)	$609.1	$1,131.3	$(506.7)	$624.6
Developed technology	428.4	(257.1)	171.3	429.0	(247.4)	181.6
Trade names	100.5	(19.2)	81.3	102.2	(19.7)	82.5
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,603.9	$(674.2)	$929.7	$1,730.5	$(773.8)	$956.7
For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense on intangible assets of $31.0 million and $29.7 million, respectively.
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Term Loans (1)	2026	LIBOR plus 2.00%	$1,110.8	$1,113.0
Senior Notes - $800 million (2)	2028	3.875%	789.7	789.4
Other			5.3	4.5
Total debt			1,905.8	1,906.9
Less: current installments of long-term debt			13.7	12.7
Total long-term debt			$1,892.1	$1,894.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $11.9 million and $12.6 million at March 31, 2022 and December 31, 2021, respectively. The effective interest rate was 2.1% at March 31, 2022 and December 31, 2021, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $10.3 million and $10.6 million at March 31, 2022 and December 31, 2021, respectively. The effective interest rate was 4.1% at March 31, 2022 and December 31, 2021, respectively.
Credit Agreement
The Company is a party to the Credit Agreement which provides for senior secured credit facilities in an aggregate initial principal amount of $1.48 billion, consisting of a revolving credit facility in an aggregate principal amount of $330 million maturing in 2024 and term loans B in an aggregate principal amount of $1.15 billion maturing in 2026.
The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month LIBOR (as described in the Credit Agreement) plus a spread of 2.00%. The Company is required to pay a commitment fee in respect of any undrawn portion of the revolving credit facility of 0.50% per annum, subject to a step-down to 0.375% based on the Company’s first lien net leverage ratio, which condition is currently satisfied.
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
At March 31, 2022, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $323 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2022 and December 31, 2021, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $7.0 million and $5.9 million at March 31, 2022 and December 31, 2021, respectively, of which $6.6 million and $5.5 million at March 31, 2022 and December 31, 2021, respectively, reduced the borrowings available under the various facilities. At March 31, 2022 and December 31, 2021, the availability under these facilities totaled approximately $349 million and $354 million, respectively, net of outstanding letters of credit.

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

Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company designates the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Condensed Consolidated Statement of Cash Flows. For interest rate swaps, changes in fair value are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. For cross-currency swaps, changes in fair value are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." These cross-currency swaps effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps.
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
The net result of the above hedges, which expire in January 2024 and 2025, respectively, is an interest rate of approximately 2.1% at March 31, 2022, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
For the three months ended March 31, 2022, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $0.6 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2022, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2022 and December 31, 2021 was approximately $27.4 million and $64.6 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.1 million net current liability at March 31, 2022 and December 31, 2021.

Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $74.4 million and $56.1 million at March 31, 2022 and December 31, 2021, respectively. The market value of the metals derivative contracts was a $2.8 million net current liability at March 31, 2022 and a $1.1 million net current liability at December 31, 2021. Substantially all contracts outstanding at March 31, 2022 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2022	December 31, 2021
Asset Category
Foreign exchange contracts not designated as hedging instruments	Other current assets	Level 2	$0.1	$0.1
Metals contracts not designated as hedging instruments	Other current assets	Level 2	2.0	1.2
Interest rate swaps designated as cash flow hedging instruments	Other current assets	Level 2	4.7	—
Cross-currency swaps designated as net investment hedge	Other current assets	Level 2	22.8	22.2
Interest rate swaps designated as cash flow hedging instruments	Other assets	Level 2	18.5	6.6
Cross-currency swaps designated as net investment hedge	Other assets	Level 2	11.1	5.8
Available-for-sale debt securities	Other assets	Level 3	5.0	—
Total			$64.2	$35.9

Liability Category
Foreign exchange contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	$0.2	$0.2
Metals contracts not designated as hedging instruments	Accrued expenses and other current liabilities	Level 2	4.8	2.3
Interest rate swaps designated as cash flow hedging instruments	Accrued expenses and other current liabilities	Level 2	5.3	15.1
Interest rate swaps designated as cash flow hedging instruments	Other liabilities	Level 2	—	9.6
Cross-currency swaps designated as net investment hedge	Other liabilities	Level 2	—	2.8
Total			$10.3	$30.0
The fair values of derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2022.

The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.87 billion, respectively, at March 31, 2022. At December 31, 2021, the carrying value and estimated fair value totaled $1.90 billion and $1.93 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
7. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During the three months ended March 31, 2022, as part of its $750 million stock repurchase program, as amended, the Company repurchased, and allocated to treasury shares, approximately 0.8 million shares of its common stock for approximately $18.8 million, at an average price of approximately $22.56 per share. The repurchases were funded from cash on hand. The remaining authorization under the Company's stock repurchase program was approximately $713 million at March 31, 2022. Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under our stock repurchase program. During the three months ended March 31, 2022, the Company withheld approximately 1.0 million shares in connection with vesting events for approximately $23.8 million, which is included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash outflow from financing activities.
8. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.
A computation of earnings per share and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2022	2021
Net income	$56.4	$82.3
Net income attributable to non-controlling interests	(0.3)	—
Net income attributable to common stockholders	$56.1	$82.3

Basic weighted average common shares outstanding	247.3	247.2
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	1.9	1.4
Denominator adjustments for diluted EPS	1.9	1.4
Diluted weighted average common shares outstanding	249.2	248.6

Earnings per share attributable to common stockholders:
Basic	$0.23	$0.33
Diluted	$0.23	$0.33
For the three months ended March 31, 2022 and 2021, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended March 31,
(shares in millions)	2022	2021
Shares issuable upon vesting of RSUs and exercise of stock options	3.6	3.0

9. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $13.2 million and $13.1 million at March 31, 2022 and December 31, 2021, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
10. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted for discrete items, within the periods presented. The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
For the three months ended March 31, 2022 the Company recognized income tax expense of $20.0 million resulting in an effective tax rate of 26%, as compared to income tax expense of $31.1 million resulting in an effective tax rate of 27% in the same period for 2021. The decrease in income tax expense between these periods is primarily attributable to lower pre-tax earnings. Tax expense for both periods includes the negative impact of foreign withholding tax accruals and uncertain tax positions.

11. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee of $3 million and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Amounts paid under this agreement are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
12. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker (or CODM) for purposes of allocating resources and evaluating performance.
The Company allocates resources and evaluates the performance of its operating segments based primarily on net sales and Adjusted EBITDA. Adjusted EBITDA for each segment is defined as EBITDA, as further adjusted for additional items included in earnings which the Company believes are not representative or indicative of each of its segments' ongoing business, including unrealized gains/losses on metals derivative contracts, or are considered to be associated with the Company's capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Net sales:
Electronics
Assembly Solutions	$234.5	$189.0
Circuitry Solutions	120.5	108.3
Semiconductor Solutions	71.9	56.2
Total Electronics	426.9	353.5
Industrial & Specialty
Industrial Solutions	203.1	146.3
Graphics Solutions	34.3	34.7
Energy Solutions	15.9	15.6
Total Industrial & Specialty	253.3	196.6
Total net sales	$680.2	$550.1

Adjusted EBITDA:
Electronics	$97.3	$92.4
Industrial & Specialty	47.5	45.4
Total Adjusted EBITDA	$144.8	$137.8

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Net income attributable to common stockholders	$56.1	$82.3
Add (subtract):
Net income attributable to non-controlling interests	0.3	—
Income tax expense	20.0	31.1
Interest expense, net	14.1	12.9
Depreciation expense	10.6	9.4
Amortization expense	31.0	29.7
EBITDA	132.1	165.4
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	0.5	—
Restructuring expense	1.9	2.3
Acquisition and integration expense (income)	2.9	(2.7)
Foreign exchange loss (gain) on internal debt	1.6	(28.0)
Adjustment of stock compensation previously not probable	1.3	—
Unrealized loss (gain) on metals derivative contracts	1.8	(0.1)
Other, net	2.7	0.9
Adjusted EBITDA	$144.8	$137.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2021 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2021 Annual Report.
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
We generate revenue from the development, formulation and sale of our chemistry solutions globally. Our extensive global teams of specially trained scientists and engineers develop our products and our expert sales and service organizations ensure our customers' needs are met every day. We draw upon our broad and longstanding intellectual property portfolio and technical expertise while working closely with both customers and original equipment manufacturers on an ongoing basis to develop proprietary solutions tailored to their manufacturing needs. We also leverage these close relationships to execute our growth strategy and identify opportunities for new products. Our specialty chemicals and processes are seen as integral to customer product performance. We believe that our customers place significant value on the consistency and quality of our brands, on which we capitalize through significant market share, customer loyalty and supply chain access. Lastly, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
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
Recent Developments
HSO Acquisition
On January 26, 2022, we completed the HSO Acquisition for approximately $23 million, net of cash. HSO is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. HSO is included in our Industrial Solutions business line within our Industrial & Specialty segment.
Russia and Ukraine Conflict
The invasion of Ukraine by Russia in early 2022 and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. While neither Russia nor Ukraine constitutes a material portion of our business and we do not have physical assets in these countries, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt the global supply chain and increase our costs.
Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2021 Annual Report.
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

Adjusted EBITDA
We define Adjusted EBITDA as EBITDA, excluding the impact of additional items included in GAAP earnings which we believe are not representative or indicative of our ongoing business, including unrealized gains/losses on metals derivative contracts, or are considered to be associated with our capital structure. Management believes Adjusted EBITDA provides investors with a more complete understanding of the long-term profitability trends of our business and facilitates comparisons of our profitability to prior and future periods.
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA, and more information about the adjustments made, see Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three Months Ended March 31,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	Organic
Net sales	$680.2	$550.1	24%	28%	7%
Cost of sales	417.2	309.1	35%	40%
Gross profit	263.0	241.0	9%	12%
Gross margin	38.7%	43.8%	(510) bps	(540) bps
Operating expenses	167.5	141.1	19%	21%
Operating profit	95.5	99.9	(4)%	0%
Operating margin	14.0%	18.2%	(420)bps	(400)bps
Other (expense) income, net	(19.1)	13.5	(nm)
Income tax expense	(20.0)	(31.1)	(36)%
Net income	$56.4	$82.3	(31)%

Adjusted EBITDA	$144.8	$137.8	5%	9%
Adjusted EBITDA margin	21.3%	25.0%	(370)bps	(370)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2022 increased by 24% on a reported basis, 28% on a constant currency basis and 7% on an organic basis. Electronics' consolidated results were positively impacted by $44.0 million of pass-through metals pricing and $10.2 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $64.3 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended March 31,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$234.5	$189.0	24%	4%	28%	(23)%	—%	5%
Circuitry Solutions	120.5	108.3	11%	2%	13%	—%	—%	13%
Semiconductor Solutions	71.9	56.2	28%	1%	29%	—%	(18)%	11%
Total	426.9	353.5	21%	3%	23%	(12)%	(3)%	8%

Industrial & Specialty:
Industrial Solutions	203.1	146.3	39%	10%	49%	—%	(44)%	5%
Graphics Solutions	34.3	34.7	(1)%	2%	1%	—%	—%	1%
Energy Solutions	15.9	15.6	2%	1%	2%	—%	—%	2%
Total	253.3	196.6	29%	8%	37%	—%	(33)%	4%

Total	$680.2	$550.1	24%	5%	28%	(8)%	(14)%	7%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2022 increased 21% on a reported basis and 8% on an organic basis.
•Assembly Solutions: net sales increased 24% on a reported basis and 5% on an organic basis. Pass-through metals pricing had a positive impact of 23% on reported net sales. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to continued growth across most core assembly end markets.
•Circuitry Solutions: net sales increased 11% on a reported basis and 13% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to growth in the memory disk end market and increased demand and pricing actions in the Americas; partially offset by demand weakness in Korea and China.
•Semiconductor Solutions: net sales increased 28% on a reported basis and 11% on an organic basis. The HKW Acquisition had a positive impact of 18% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to strong demand and new customers wins in advanced packaging chemistries for high-end electronics end markets.
Industrial & Specialty's net sales in the first quarter of 2022 increased 29% on a reported basis and 4% on an organic basis.
•Industrial Solutions: net sales increased 39% on a reported basis and 5% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 44% on reported net sales. Foreign exchange had a negative impact of 10% on reported net sales. The increase in organic net sales was primarily due to growth in European construction and industrial manufacturing markets and higher demand from global aerospace customers; partially offset by lower automotive production.
•Graphics Solutions: net sales decreased 1% on a reported basis and increased 1% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. Organic net sales reflect new customer wins partially offset by delayed marketing campaigns from CPG customers which resulted in our customers using their existing plates for longer periods of time.
•Energy Solutions: net sales increased 2% on a reported and organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased global production and drilling activity.
Gross Profit

	Three Months Ended March 31,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Gross profit
Electronics	$157.6	$149.6	5%	7%
Industrial & Specialty	105.4	91.4	15%	22%
Total	$263.0	$241.0	9%	12%

Gross margin
Electronics	36.9%	42.3%	(540) bps	(570) bps
Industrial & Specialty	41.6%	46.5%	(490) bps	(500) bps
Total	38.7%	43.8%	(510) bps	(540) bps
Electronics' gross profit in the first quarter of 2022 increased by 5% on a reported basis and 7% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Industrial & Specialty's gross profit in the first quarter of 2022 increased by 15% on a reported basis and 22% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $23.7 million from the Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices and logistics costs, as well as unfavorable product mix from weaker automotive production.
Operating Expenses

	Three Months Ended March 31,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Selling, technical, general and administrative	$153.4	$129.6	18%	21%
Research and development	14.1	11.5	23%	25%
Total	$167.5	$141.1	19%	21%

Operating expenses as % of Net sales
Selling, technical, general and administrative	22.5%	23.6%	(110) bps	(130) bps
Research and development	2.1%	2.1%	0 bps	(10) bps
Total	24.6%	25.7%	(110) bps	(140) bps
Operating expenses in the first quarter of 2022 increased 19% on a reported basis and 21% on a constant currency basis. The constant currency increase was primarily driven by $21.2 million of operating expenses related to the Coventya, HKW and HSO Acquisitions (which include the impact of amortization from purchase accounting and restructuring costs of $7.3 million) and higher travel expenses.

Other (Expense) Income

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Other (expense) income
Interest expense, net	$(14.1)	$(12.9)
Foreign exchange (loss) gain	(0.7)	28.0
Other expense, net	(4.3)	(1.6)
Total	$(19.1)	$13.5
Interest Expense, Net
For the three months ended March 31, 2022, net interest expense increased $1.2 million primarily due to the interest associated with the $400 million Add-on Term Loans entered into in the third quarter of 2021.
Foreign Exchange (Loss) Gain
The first quarter of 2021 included $28.0 million of foreign exchange gains, primarily associated with intercompany debt, that did not recur in the first quarter of 2022.
Other Expense, Net
For the three months ended March 31, 2022, other expense, net included $4.6 million of losses associated with metals derivative contracts.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended March 31,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$97.3	$92.4	5%	7%
Industrial & Specialty	47.5	45.4	5%	12%
Total	$144.8	$137.8	5%	9%

Adjusted EBITDA margin:
Electronics	22.8%	26.1%	(330) bps	(340) bps
Industrial & Specialty	18.8%	23.1%	(430) bps	(420) bps
Total	21.3%	25.0%	(370) bps	(370) bps
For the three months ended March 31, 2022, Electronics' Adjusted EBITDA increased 5% on a reported basis and 7% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits. Industrial & Specialty's Adjusted EBITDA increased 5% on a reported basis and 12% on a constant currency basis. The Coventya Acquisition had a positive impact of $11.6 million on Industrial & Specialty's Adjusted EBITDA, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix from weaker automotive production.

Liquidity and Capital Resources
Our primary source of liquidity during the three months ended March 31, 2022 was available cash generated from operations and cash on hand. Our primary uses of cash and cash equivalents were to purchase shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs, fund the HSO Acquisition, cash dividend payments, repurchases of shares of our common stock under our stock repurchase program as well as operations, working capital, capital expenditures and debt service obligations. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the first quarter of 2022, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the three months ended March 31, 2022, approximately 76% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $219 million of cash and cash equivalents at March 31, 2022, $199 million was held by our foreign subsidiaries. During the three months ended March 31, 2022, domestic cash was primarily used for the payment of shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs, funding of the HSO Acquisition, payment of cash dividends, repurchases of shares of our common stock under our stock repurchase program and satisfaction of our debt service obligations.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Cash (used in) provided by operating activities	$(5.6)	$32.6
Cash (used in) provided by investing activities	$(37.1)	$10.5
Cash used in financing activities	$(67.1)	$(14.2)
Operating Activities
The decrease in net cash flows provided by operating activities of $38.2 million was primarily driven by higher levels of working capital, including a build of safety inventory, higher raw materials costs and higher annual incentive compensation payments. These items were partially offset by higher cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the three months ended March 31, 2022, we paid approximately $23 million in connection with the HSO Acquisition. During the three months ended March 31, 2021, we received $19.0 million for the sale of a dormant facility in New Jersey.
Financing Activities
During the three months ended March 31, 2022, we paid $23.8 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net," $19.9 million of cash dividends on shares of our common stock and approximately $18.3 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program. During the three months ended March 31, 2021, we paid $12.4 million of cash dividends on shares of our common stock.
Financial Borrowings
Credit Facilities and Senior Notes
At March 31, 2022, we had $1.91 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.11 billion of term debt arrangements outstanding under our term loans; and
•$790 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $349 million at March 31, 2022 (net of $6.6 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2022, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement, as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2021 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2021 Annual Report.

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our CEO and CFO), as of the end of the period covered by this Quarterly Report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, investigations and/or claims that are incidental to the operation of our businesses. In particular, we are involved in various claims relating to environmental matters at a number of current and former plant sites and waste management sites. See Note 9, Contingencies, Environmental and Legal Matters, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report for more information and updates.
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended March 31, 2022 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
January 1 - January 31	328,374	$23.00	328,374	$725
February 1 - February 28	220,403	$23.52	220,403	$719
March 1 - March 31	281,671	$21.29	281,671	$713
Total	830,448	$22.56	830,448
(1) In November 2021, our Board of Directors increased the authorization under the Company's stock repurchase program to $750 million. The program does not require the repurchase of any specific number of shares and shares repurchases are made opportunistically at the discretion of the Company. The program does not have an expiration date but may be suspended or terminated by the Board at any time.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under our stock repurchase program and, therefore, are excluded from the table above.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 28, 2022.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)