Form 10-Q
period 2022-06-30
Element Solutions Inc
filed 2022-07-28
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 21, 2022: 245,331,440

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Incremental term loans entered into on September 1, 2021, under the Credit Agreement, in an aggregate principal amount of $400 million through a corresponding increase in the Company's existing senior secured term loans B. All references to "term loans" in this Quarterly Report include the Add-on Term Loans.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
MacDermid	MacDermid, Incorporated, a Connecticut corporation and subsidiary of Element Solutions.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2022.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
2021 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal" or "priority" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends; increasing commercial activity and opportunities in printed and in-mold electronics; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$676.9	$586.6	$1,357.1	$1,136.7
Cost of sales	427.1	348.1	844.3	657.2
Gross profit	249.8	238.5	512.8	479.5
Operating expenses:
Selling, technical, general and administrative	146.5	154.7	299.9	284.3
Research and development	12.8	12.8	26.9	24.3
Total operating expenses	159.3	167.5	326.8	308.6
Operating profit	90.5	71.0	186.0	170.9
Other (expense) income:
Interest expense, net	(13.2)	(12.9)	(27.3)	(25.8)
Foreign exchange gain (loss)	2.7	(5.2)	2.0	22.8
Other income (expense), net	7.5	(5.7)	3.2	(7.3)
Total other (expense) income	(3.0)	(23.8)	(22.1)	(10.3)
Income before income taxes and non-controlling interests	87.5	47.2	163.9	160.6
Income tax (expense) benefit	(23.9)	31.9	(43.9)	0.8
Net income from continuing operations	63.6	79.1	120.0	161.4
Income from discontinued operations, net of tax	1.8	2.0	1.8	2.0
Net income	65.4	81.1	121.8	163.4
Net income attributable to non-controlling interests	(0.2)	—	(0.5)	—
Net income attributable to common stockholders	$65.2	$81.1	$121.3	$163.4

Earnings per share
Basic from continuing operations	$0.25	$0.32	$0.48	$0.65
Basic from discontinued operations	0.01	0.01	0.01	0.01
Basic attributable to common stockholders	$0.26	$0.33	$0.49	$0.66

Diluted from continuing operations	$0.25	$0.32	$0.48	$0.65
Diluted from discontinued operations	0.01	0.01	0.01	0.01
Diluted attributable to common stockholders	$0.26	$0.33	$0.49	$0.66

Weighted average common shares outstanding
Basic	247.1	247.5	247.2	247.4
Diluted	247.5	247.9	248.3	248.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$65.4	$81.1	$121.8	$163.4

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $4.5 and $(2.0) for the three months ended June 30, 2022 and 2021 and $2.4 and $3.9 for the six months ended June 30, 2022 and 2021, respectively	(112.5)	34.5	(126.4)	(18.2)
Total foreign currency translation adjustments	(112.5)	34.5	(126.4)	(18.2)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $2.9 and $1.0 for the three months ended June 30, 2022 and 2021 and $11.7 and $2.8 for the six months ended June 30, 2022 and 2021, respectively	6.1	(1.9)	28.6	1.1
Reclassifications, net of tax expense of $0.0 for the three and six months ended June 30, 2022 and 2021, respectively	3.0	4.5	7.8	8.9
Total unrealized gain arising on qualified hedging derivatives	9.1	2.6	36.4	10.0
Other comprehensive (loss) income	(103.4)	37.1	(90.0)	(8.2)
Comprehensive (loss) income	(38.0)	118.2	31.8	155.2
Comprehensive loss attributable to non-controlling interests	0.1	—	1.5	—
Comprehensive (loss) income attributable to common stockholders	$(37.9)	$118.2	$33.3	$155.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2022	2021
Assets
Cash & cash equivalents	$215.6	$330.1
Accounts receivable, net of allowance for doubtful accounts of $14.5 and $12.2 at June 30, 2022 and December 31, 2021, respectively	527.1	492.2
Inventories	337.7	274.4
Prepaid expenses	33.7	29.4
Other current assets	123.7	88.4
Total current assets	1,237.8	1,214.5
Property, plant and equipment, net	265.7	278.1
Goodwill	2,425.4	2,526.3
Intangible assets, net	866.9	956.7
Deferred income tax assets	58.4	81.5
Other assets	155.5	81.3
Total assets	$5,009.7	$5,138.4
Liabilities and stockholders' equity
Accounts payable	$175.6	$138.4
Current installments of long-term debt	13.5	12.7
Accrued expenses and other current liabilities	205.9	264.1
Total current liabilities	395.0	415.2
Debt	1,889.9	1,894.2
Pension and post-retirement benefits	31.9	36.1
Deferred income tax liabilities	131.7	140.0
Other liabilities	146.0	152.1
Total liabilities	2,594.5	2,637.6
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2022: 265.0 shares issued; 2021: 261.9 shares issued)	2.7	2.6
Additional paid-in capital	4,176.4	4,166.6
Treasury stock (2022: 19.2 shares; 2021: 15.2 shares)	(244.9)	(159.2)
Accumulated deficit	(1,250.6)	(1,331.9)
Accumulated other comprehensive loss	(285.4)	(197.4)
Total stockholders' equity	2,398.2	2,480.7
Non-controlling interests	17.0	20.1
Total equity	2,415.2	2,500.8
Total liabilities and stockholders' equity	$5,009.7	$5,138.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$121.8	$163.4
Net income from discontinued operations, net of tax	1.8	2.0
Net income from continuing operations	120.0	161.4
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	82.2	79.2
Deferred income taxes	7.9	(35.7)
Foreign exchange loss (gain)	0.1	(20.4)
Incentive stock compensation	8.8	21.3
Other, net	7.7	0.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(59.8)	(38.0)
Inventories	(75.9)	(67.9)
Accounts payable	43.2	37.8
Accrued expenses	(43.2)	(8.8)
Prepaid expenses and other current assets	(15.3)	(14.8)
Other assets and liabilities	(7.0)	(1.9)
Net cash flows provided by operating activities	68.7	113.0
Cash flows from investing activities:
Capital expenditures	(21.7)	(17.3)
Proceeds from disposal of property, plant and equipment	3.4	—
Acquisition of business, net of cash acquired	(22.6)	(50.9)
Other, net	(5.1)	19.1
Net cash flows used in investing activities	(46.0)	(49.1)
Cash flows from financing activities:
Repayments of borrowings	(6.3)	(3.7)
Repurchases of common stock	(59.7)	—
Dividends	(39.6)	(27.2)
Other, net	(23.8)	(6.4)
Net cash flows used in financing activities	(129.4)	(37.3)
Net cash flows provided by operating activities of discontinued operations	1.8	—
Effect of exchange rate changes on cash and cash equivalents	(9.6)	(0.1)
Net (decrease) increase in cash and cash equivalents	(114.5)	26.5
Cash and cash equivalents at beginning of period	330.1	291.9
Cash and cash equivalents at end of period	$215.6	$318.4

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	264,944,559	$2.6	$4,172.3	17,051,344	$(201.8)	$(1,295.9)	$(182.3)	$2,494.9	$18.6	$2,513.5
Net income	—	—	—	—	—	65.2	—	65.2	0.2	65.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(103.1)	(103.1)	(0.3)	(103.4)
Exercise/ vesting of share based compensation	49,858	0.1	—	7,398	(0.2)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	18,648	—	0.3		—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	2,162,646	(42.9)	—	—	(42.9)	—	(42.9)
Dividends ($0.08 per share)	—	—	—	—	—	(19.9)	—	(19.9)	—	(19.9)
Equity compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Changes in non-controlling interests	—	—	0.1	—	—	—	—	0.1	(1.5)	(1.4)
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2

Three Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2021	261,768,818	$2.6	$4,129.5	14,315,406	$(139.2)	$(1,403.3)	$(240.1)	$2,349.5	$(1.7)	$2,347.8
Net income	—	—	—	—	—	81.1	—	81.1	—	81.1
Other comprehensive income, net of taxes	—	—	—	—	—	—	37.1	37.1	—	37.1
Exercise/ vesting of share based compensation	97,997	—	0.1	11,027	(0.2)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	18,366	—	0.2	—	—	—	—	0.2	—	0.2
Dividends $0.06 per share)	—	—	—	—	—	(14.9)	—	(14.9)	—	(14.9)
Equity compensation expense	—	—	17.1	—	—	—	—	17.1	—	17.1
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	121.3	—	121.3	0.5	121.8
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(88.0)	(88.0)	(2.0)	(90.0)
Exercise/ vesting of share based compensation	3,039,990	0.1	—	1,032,769	(24.0)	—	—	(23.9)	—	(23.9)
Issuance of common stock under Employee Stock Purchase Plan	35,566	—	0.7	—	—	—	—	0.7	—	0.7
Repurchases of common stock	—	—	—	2,993,094	(61.7)	—	—	(61.7)	—	(61.7)
Dividends ($0.16 per share)	—	—	—	—	—	(40.0)	—	(40.0)	—	(40.0)
Equity compensation expense	—	—	9.0	—	—	—	—	9.0	—	9.0
Changes in non-controlling interests	—	—	0.1	—	—	—	—	0.1	(1.6)	(1.5)
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2

Six Months Ended June 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	163.4	—	163.4	—	163.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(8.2)	(8.2)	—	(8.2)
Exercise/ vesting of share based compensation	514,410	—	2.0	95,453	(1.7)	—	—	0.3	—	0.3
Issuance of common stock under Employee Stock Purchase Plan	40,644	—	0.5	—	—	—	—	0.5	—	0.5
Repurchases of common stock	—	—	—	1,700	—	—	—	—	—	—
Dividends ($0.11 per share)	—	—	—	—	—	(27.3)	—	(27.3)	—	(27.3)
Equity compensation expense	—	—	21.5	—	—	—	—	21.5	—	21.5
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3

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
In the second quarter of 2022, the Company transferred operational responsibility of its Films business from its Industrial business in the Industrial & Specialty segment to its Circuitry business in the Electronics segment. This change was made in response to the increasing commercial activity and opportunities we anticipate in printed and in-mold electronics. Historical information has been reclassified to include the Films business in the Electronics segment for all periods presented.
Certain other prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2022	December 31, 2021
Finished goods	$194.7	$153.3
Work in process	35.8	33.4
Raw materials and supplies	107.2	87.7
Total inventories	$337.7	$274.4

3. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	June 30, 2022	December 31, 2021
Land and leasehold improvements	$51.0	$54.8
Buildings and improvements	154.7	162.0
Machinery, equipment, fixtures and software	294.4	290.6
Construction in process	41.5	37.7
Total property, plant and equipment	541.6	545.1
Accumulated depreciation	(275.9)	(267.0)
Property, plant and equipment, net	$265.7	$278.1
For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $10.3 million and $9.7 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense of $20.9 million and $19.1 million, respectively.
4. GOODWILL AND INTANGIBLE ASSETS
HSO Acquisition
On January 26, 2022, the Company completed the HSO Acquisition for approximately $23 million, net of cash. HSO is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. HSO is included in our Industrial Solutions business line within our Industrial & Specialty segment and was not material to our unaudited Condensed Consolidated Financial Statements. In connection with this acquisition, the Company recorded approximately $11.7 million of finite-lived intangible assets, primarily customer relationships.
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2021	$1,292.2	$1,234.1	(1)	$2,526.3
HSO Acquisition	—	7.1		7.1
Transfer of Films business (2)	80.4	(80.4)		—
Foreign currency translation and other	(56.0)	(52.0)		(108.0)
Balance at June 30, 2022	$1,316.6	$1,108.8		$2,425.4
(1) Includes accumulated impairment losses of $46.6 million.
(2) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for further information.

Intangible Assets
The major components of intangible assets were as follows:

	June 30, 2022			December 31, 2021
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$970.9	$(401.4)	$569.5	$1,131.3	$(506.7)	$624.6
Developed technology	410.7	(257.6)	153.1	429.0	(247.4)	181.6
Trade names	96.7	(20.4)	76.3	102.2	(19.7)	82.5
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,546.3	$(679.4)	$866.9	$1,730.5	$(773.8)	$956.7
For the three months ended June 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $30.3 million and $30.4 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $61.3 million and $60.1 million, respectively.
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Term Loans (1)	2026	LIBOR plus 2.00%	$1,108.8	$1,113.0
Senior Notes - $800 million (2)	2028	3.875%	790.1	789.4
Other			4.5	4.5
Total debt			1,903.4	1,906.9
Less: current installments of long-term debt			13.5	12.7
Total long-term debt			$1,889.9	$1,894.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $11.1 million and $12.6 million at June 30, 2022 and December 31, 2021, respectively. The effective interest rate was 1.6% and 2.1% at June 30, 2022 and December 31, 2021, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $9.9 million and $10.6 million at June 30, 2022 and December 31, 2021, respectively. The effective interest rate was 4.1% at June 30, 2022 and December 31, 2021, respectively.
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
At June 30, 2022, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $324 million, net of letters of credit, under the revolving credit facility.
3.875% USD Notes due 2028
The indenture governing the 3.875% USD Notes due 2028 provides for, among other things, customary affirmative and negative covenants, events of default and other customary provisions. The notes accrue interest at a rate of 3.875% per annum, payable semi-annually in arrears, on March 1 and September 1 of each year, and will mature on September 1, 2028, unless earlier repurchased or redeemed. Pursuant to the indenture, the Company has the option to redeem the 3.875% USD Notes due 2028 prior to their maturity (subject to, in certain cases, the payment of an applicable make-whole premium), or to repurchase them by any means other than a redemption, including by tender offer, open market purchases or negotiated transactions. The 3.875% USD Notes due 2028 are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At June 30, 2022 and December 31, 2021, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $6.1 million and $5.9 million at June 30, 2022 and December 31, 2021, respectively, of which $6.1 million and $5.5 million at June 30, 2022 and December 31, 2021, respectively, reduced the borrowings available under the various facilities. At June 30, 2022 and December 31, 2021, the availability under these facilities totaled approximately $346 million and $354 million, respectively, net of outstanding letters of credit.

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

Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Condensed Consolidated Statement of Cash Flows. Changes in fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. Changes in fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." These cross-currency swaps effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps.
In 2021, the Company entered into interest rate swaps to effectively fix the floating rate of the interest payments associated with the $400 million Add-on Term Loans through January 2025. These contracts were designated as a cash flow hedge. The Company also entered into cross-currency swaps, as amended on April 1, 2022, to effectively convert the $400 million Add-on Term Loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through January 2025. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries.
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
The net result of the above hedges, which expire in January 2024 and 2025, respectively, is an interest rate of approximately 1.6% at June 30, 2022, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
For the three and six months ended June 30, 2022, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $13.7 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2022, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at June 30, 2022 and December 31, 2021 was approximately $90.1 million and $64.6 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $0.5 million net current asset at June 30, 2022 and a $0.1 million net current liability at December 31, 2021.

Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $68.0 million and $56.1 million at June 30, 2022 and December 31, 2021, respectively. The market value of the metals derivative contracts was a $3.3 million net current asset at June 30, 2022 and a $1.1 million net current liability at December 31, 2021. Substantially all contracts outstanding at June 30, 2022 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2022	December 31, 2021
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$1.2	$0.1
Metals contracts	Other current assets	Level 2	11.0	1.2
Interest rate swaps	Other current assets	Level 2	13.7	—
Cross-currency swaps	Other current assets	Level 2	27.1	22.2
Interest rate swaps	Other assets	Level 2	16.3	6.6
Cross-currency swaps	Other assets	Level 2	59.0	5.8
Available-for-sale debt securities	Other assets	Level 3	5.1	—
Total			$133.4	$35.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.7	$0.2
Metals contracts	Accrued expenses and other current liabilities	Level 2	7.7	2.3
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	—	15.1
Interest rate swaps	Other liabilities	Level 2	—	9.6
Cross-currency swaps	Other liabilities	Level 2	—	2.8
Total			$8.4	$30.0
The fair values of derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and six months ended June 30, 2022.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.78 billion, respectively, at June 30, 2022. At December 31, 2021, the carrying value and estimated fair value totaled $1.90 billion and $1.93 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
7. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
As part of its stock repurchase program, the Company repurchased approximately 2.2 million shares of its common stock for $42.9 million during the three months ended June 30, 2022, resulting in an aggregate of approximately 3.0 million shares repurchased for $61.7 million during the six months ended June 30, 2022. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $670 million at June 30, 2022.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under our stock repurchase program. During the six months ended June 30, 2022, the Company withheld approximately 1.0 million shares in connection with vesting events for a value of approximately $24.0 million, which is included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash outflow from financing activities.
8. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.
A computation of earnings per share and weighted average shares of the Company's common stock outstanding from continuing operations for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income	$63.6	$79.1	$120.0	$161.4
Net income attributable to non-controlling interests	(0.2)	—	(0.5)	—
Net income attributable to common stockholders	$63.4	$79.1	$119.5	$161.4

Basic weighted average common shares outstanding	247.1	247.5	247.2	247.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.4	0.4	1.1	0.6
Denominator adjustments for diluted EPS	0.4	0.4	1.1	0.6
Diluted weighted average common shares outstanding	247.5	247.9	248.3	248.0

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.25	$0.32	$0.48	$0.65
Diluted	$0.25	$0.32	$0.48	$0.65
For the three and six months ended June 30, 2022 and 2021, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2022	2021	2022	2021
Shares issuable upon vesting of RSUs and exercise of stock options	3.6	3.7	3.6	4.0

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $14.2 million and $13.1 million at June 30, 2022 and December 31, 2021, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
10. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, which includes the impact of foreign withholding tax accruals and uncertain tax positions, adjusted for discrete items, within the periods presented. The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items.
For the three months ended June 30, 2022, the Company recognized income tax expense of $23.9 million, as compared to an income tax benefit of $31.9 million in the same period for 2021. For the six months ended June 30, 2022, the Company recognized income tax expense of $43.9 million, as compared to an income tax benefit of $0.8 million in the same period for 2021.
The three and six months ended June 30, 2021 included a non-recurring $51.4 million benefit associated with the release of valuation allowances. This benefit did not repeat in the three and six months ended June 30, 2022 and was associated with the release of valuation allowances previously recorded against certain U.S. tax attribute carryforwards, primarily consisting of net operating loss carryforwards in certain states and interest deduction carryforwards.

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
12. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker (or CODM) for purposes of allocating resources and evaluating performance. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for information about the segment change that occurred in the second quarter of 2022.
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net sales:
Electronics
Assembly Solutions	$227.8	$205.1	$462.3	$394.1
Circuitry Solutions	136.2	124.5	269.7	245.7
Semiconductor Solutions	74.9	65.3	146.8	121.5
Total Electronics	438.9	394.9	878.8	761.3
Industrial & Specialty
Industrial Solutions	182.3	135.2	372.4	268.6
Graphics Solutions	39.5	40.0	73.8	74.7
Energy Solutions	16.2	16.5	32.1	32.1
Total Industrial & Specialty	238.0	191.7	478.3	375.4
Total net sales	$676.9	$586.6	$1,357.1	$1,136.7

Adjusted EBITDA:
Electronics	$101.5	$93.7	$202.6	$191.2
Industrial & Specialty	38.9	38.1	82.6	78.4
Total Adjusted EBITDA	$140.4	$131.8	$285.2	$269.6

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Net income attributable to common stockholders	$65.2	$81.1	$121.3	$163.4
Add (subtract):
Net income attributable to non-controlling interests	0.2	—	0.5	—
Income from discontinued operations, net of tax	(1.8)	(2.0)	(1.8)	(2.0)
Income tax expense (benefit)	23.9	(31.9)	43.9	(0.8)
Interest expense, net	13.2	12.9	27.3	25.8
Depreciation expense	10.3	9.7	20.9	19.1
Amortization expense	30.3	30.4	61.3	60.1
EBITDA	141.3	100.2	273.4	265.6
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	—	2.2	0.5	2.2
Restructuring expense	1.3	1.6	3.2	3.9
Acquisition and integration expense	1.1	5.9	4.0	3.2
Foreign exchange (gain) loss on internal debt	(0.9)	4.6	0.7	(23.4)
Adjustment of stock compensation previously not probable	—	13.6	1.3	13.6
Unrealized gain on metals derivative contracts	(6.1)	(1.3)	(4.3)	(1.4)
Other, net	3.7	5.0	6.4	5.9
Adjusted EBITDA	$140.4	$131.8	$285.2	$269.6

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

The segment provides specialty chemical solutions through the following businesses:

Assembly Solutions	As a global supplier of solder technologies, fluxes, cleaners and other attachment materials for the electronics assembly industry, we develop innovative materials that join electronic circuits in high volume device manufacturing. Our high-performing interconnect materials are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates.
Circuitry Solutions	As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary liquid chemical processes ("baths") and materials used by our customers to manufacture printed circuit boards and memory storage devices. Our product portfolio is focused on specialized consumable chemical processes and materials, such as surface treatments, circuit formation, primary metallization, electroplate, surface finishes and flexible/formable films.
Semiconductor Solutions	As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging.
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

Recent Developments
Films Business
In the second quarter of 2022, the Company transferred operational responsibility of its Films business from its Industrial business in the Industrial & Specialty segment to its Circuitry business in the Electronics segment. This change was made in response to the increasing commercial activity and opportunities we anticipate in printed and in-mold electronics. Historical information has been reclassified to include the Films business in the Electronics segment for all periods presented.
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
The impact of foreign currency translation is calculated by converting our current-period local currency financial results into U.S. dollars using the prior period's exchange rates and comparing these adjusted amounts to our prior-period reported results. The difference between actual growth rates and constant currency growth rates represents the estimated impact of foreign currency translation.
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

Results of Operations
Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	Organic	2022	2021	Reported	Constant Currency	Organic
Net sales	$676.9	$586.6	15%	23%	6%	$1,357.1	$1,136.7	19%	25%	6%
Cost of sales	427.1	348.1	23%	31%		844.3	657.2	28%	35%
Gross profit	249.8	238.5	5%	10%		512.8	479.5	7%	11%
Gross margin	36.9%	40.7%	(380) bps	(410) bps		37.8%	42.2%	(440) bps	(470) bps
Operating expenses	159.3	167.5	(5)%	(1)%		326.8	308.6	6%	9%
Operating profit	90.5	71.0	27%	36%		186.0	170.9	9%	15%
Operating margin	13.4%	12.1%	130bps	130bps		13.7%	15.0%	(130)bps	(120)bps
Other expense, net	(3.0)	(23.8)	(87)%			(22.1)	(10.3)	(nm)
Income tax (expense) benefit	(23.9)	31.9	(nm)			(43.9)	0.8	(nm)
Net income from continuing operations	63.6	79.1	(20)%			120.0	161.4	(26)%
Income from discontinued operations, net of tax	1.8	2.0	(10)%			1.8	2.0	(10)%
Net income	$65.4	$81.1	(19)%			$121.8	$163.4	(25)%

Adjusted EBITDA	$140.4	$131.8	7%	13%		$285.2	$269.6	6%	11%
Adjusted EBITDA margin	20.7%	22.5%	(180)bps	(170)bps		21.0%	23.7%	(270)bps	(270)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2022 increased by 15% on a reported basis, 23% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were positively impacted by $29.0 million of pass-through metals pricing and $3.3 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $64.2 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$227.8	$205.1	11%	6%	17%	(14)%	—%	3%
Circuitry Solutions	136.2	124.5	9%	5%	14%	—%	—%	14%
Semiconductor Solutions	74.9	65.3	15%	3%	18%	—%	(5)%	13%
Total	438.9	394.9	11%	5%	16%	(7)%	(1)%	8%

Industrial & Specialty:
Industrial Solutions	182.3	135.2	35%	14%	49%	—%	(47)%	1%
Graphics Solutions	39.5	40.0	(2)%	3%	2%	—%	—%	2%
Energy Solutions	16.2	16.5	(2)%	4%	2%	—%	—%	2%
Total	238.0	191.7	24%	11%	35%	—%	(33)%	2%

Total	$676.9	$586.6	15%	7%	23%	(5)%	(12)%	6%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the second quarter of 2022 increased 11% on a reported basis and 8% on an organic basis.
•Assembly Solutions: net sales increased 11% on a reported basis and 3% on an organic basis. Pass-through metals pricing had a positive impact of 14% on reported net sales. Foreign exchange had a negative impact of 6% on reported net sales. The increase in organic net sales was primarily due to continued growth across most core assembly end markets partially offset by COVID-19-related lockdowns in China.
•Circuitry Solutions: net sales increased 9% on a reported basis and 14% on an organic basis. Foreign exchange had a negative impact of 5% on reported net sales. The increase in organic net sales was primarily due to growth in the memory disk business, increased demand in Korea and Taiwan and cost inflation driven pricing actions; partially offset by demand weakness in China.
•Semiconductor Solutions: net sales increased 15% on a reported basis and 13% on an organic basis. The HKW Acquisition had a positive impact of 5% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to strong demand for wafer-plating chemistries and products containing precious metals.
Industrial & Specialty's net sales in the second quarter of 2022 increased 24% on a reported basis and 2% on an organic basis.
•Industrial Solutions: net sales increased 35% on a reported basis and 1% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 47% on reported net sales. Foreign exchange had a negative impact of 14% on reported net sales. The increase in organic net sales was primarily due to growth in construction and industrial manufacturing markets and cost inflation driven pricing actions; partially offset by lower automotive production and reduced activity in China due to lockdowns.
•Graphics Solutions: net sales decreased 2% on a reported basis and increased 2% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. Organic net sales reflect new customer wins partially offset by delayed marketing campaigns from CPG customers which resulted in our customers extending the replacement cycle for flexographic plates.
•Energy Solutions: net sales decreased 2% on a reported basis and increased 2% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to increased global drilling activity.
Year to date, net sales increased by 19% on a reported basis, 25% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were positively impacted by $73.0 million of pass-through metals pricing and $13.5 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $128.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$462.3	$394.1	17%	5%	22%	(19)%	—%	4%
Circuitry Solutions	269.7	245.7	10%	3%	13%	—%	—%	13%
Semiconductor Solutions	146.8	121.5	21%	2%	23%	—%	(11)%	12%
Total	878.8	761.3	15%	4%	19%	(10)%	(2)%	8%

Industrial & Specialty:
Industrial Solutions	372.4	268.6	39%	12%	51%	—%	(48)%	3%
Graphics Solutions	73.8	74.7	(1)%	3%	1%	—%	—%	1%
Energy Solutions	32.1	32.1	0%	2%	2%	—%	—%	2%
Total	478.3	375.4	27%	10%	37%	—%	(34)%	3%

Total	$1,357.1	$1,136.7	19%	6%	25%	(6)%	(12)%	6%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 15% on a reported basis and 8% on an organic basis.
•Assembly Solutions: net sales increased 17% on a reported basis and 4% on an organic basis. Pass-through metals pricing had a positive impact of 19% on reported net sales. Foreign exchange had a negative impact of 5% on reported net sales. The increase in organic net sales was primarily due to strong demand from power electronics customers and continued growth across most core assembly end markets.
•Circuitry Solutions: net sales increased 10% on a reported basis and 13% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to growth in the memory disk business and pricing actions.
•Semiconductor Solutions: net sales increased 21% on a reported basis and 12% on an organic basis. The HKW Acquisition had a positive impact of 11% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to strong demand and new customers wins in advanced packaging chemistries for high-end electronics end markets.
Year to date, Industrial & Specialty's net sales increased 27% on a reported basis and 3% on an organic basis.
•Industrial Solutions: net sales increased 39% on a reported basis and 3% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 48% on reported net sales. Foreign exchange had a negative impact of 12% on reported net sales. The increase in organic net sales was primarily due to growth in construction and industrial manufacturing markets in Europe and the Americas; partially offset by lower automotive production and reduced activity in China due to lockdowns.

•Graphics Solutions: net sales decreased 1% on a reported basis and increased 1% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. Organic net sales reflect new customer wins partially offset by delayed marketing campaigns from CPG customers which resulted in our customers extending the replacement cycle for flexographic plates.
•Energy Solutions: net sales were relatively flat on a reported basis and increased 2% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased global production and drilling activity.
Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Gross profit
Electronics	$161.7	$154.9	4%	8%	$325.6	$311.0	5%	7%
Industrial & Specialty	88.1	83.6	5%	14%	187.2	168.5	11%	19%
Total	$249.8	$238.5	5%	10%	$512.8	$479.5	7%	11%

Gross margin
Electronics	36.9%	39.2%	(230) bps	(280) bps	37.1%	40.8%	(370) bps	(410) bps
Industrial & Specialty	37.0%	43.6%	(660) bps	(670) bps	39.1%	44.9%	(580) bps	(590) bps
Total	36.9%	40.7%	(380) bps	(410) bps	37.8%	42.2%	(440) bps	(470) bps
Electronics' gross profit in the second quarter of 2022 increased by 4% on a reported basis and 8% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Industrial & Specialty's gross profit in the second quarter of 2022 increased by 5% on a reported basis and 14% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $22.4 million from the Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices, particularly attributable to our Graphics business, and logistics costs, as well as unfavorable product mix from weaker automotive production.

Year to date, Electronics' gross profit increased by 5% on a reported basis and 7% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the increased net sales in all business lines. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Year to date, Industrial & Specialty's gross profit increased by 11% on a reported basis and 19% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $46.1 million from the Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices, particularly attributable to our Graphics business, and logistics costs, as well as unfavorable product mix from weaker automotive production.

Operating Expenses

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Selling, technical, general and administrative	$146.5	$154.7	(5)%	(1)%	$299.9	$284.3	5%	9%
Research and development	12.8	12.8	(1)%	2%	26.9	24.3	10%	13%
Total	$159.3	$167.5	(5)%	(1)%	$326.8	$308.6	6%	9%

Operating expenses as % of net sales
Selling, technical, general and administrative	21.7%	26.4%	(470) bps	(500) bps	22.1%	25.0%	(290) bps	(320) bps
Research and development	1.9%	2.2%	(30) bps	(40) bps	2.0%	2.1%	(10) bps	(20) bps
Total	23.5%	28.6%	(510) bps	(540) bps	24.1%	27.2%	(310) bps	(350) bps
Operating expenses in the second quarter of 2022 decreased 5% on a reported basis and 1% on a constant currency basis. The constant currency decrease was primarily driven by a $13.6 million stock compensation adjustment for performance-based RSUs previously considered not probable recorded in the second quarter of 2021 and lower incentive compensation costs partially offset by $18.5 million of operating expenses related to the Coventya and HSO Acquisitions (which include the impact of amortization from purchase accounting and restructuring costs of $6.2 million) and $2.7 million of higher travel expenses.

Year to date, operating expenses increased 6% on a reported basis and 9% on a constant currency basis. The constant currency increase was primarily driven by $37.1 million of operating expenses related to the Coventya and HSO Acquisitions (which include the impact of amortization from purchase accounting and restructuring costs of $12.6 million) and $4.9 million of higher travel expenses. These increases were partially offset by a $13.6 million stock compensation adjustment for performance-based RSUs previously considered not probable recorded in the second quarter of 2021 and lower incentive compensation costs.
Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Other (expense) income
Interest expense, net	$(13.2)	$(12.9)	$(27.3)	$(25.8)
Foreign exchange gain (loss)	2.7	(5.2)	2.0	22.8
Other income (expense), net	7.5	(5.7)	3.2	(7.3)
Total	$(3.0)	$(23.8)	$(22.1)	$(10.3)
Interest Expense, Net
For the three and six months ended June 30, 2022, interest expense, net increased primarily due to the interest associated with the $400 million Add-on Term Loans entered into in the third quarter of 2021.
Foreign Exchange Gain (Loss)
For the three months ended June 30, 2022, foreign exchange gain increased primarily due to the remeasurement of British pound-denominated intercompany balances. For the six months ended June 30, 2022, foreign exchange gain decreased primarily due to the remeasurement of euro-denominated intercompany balances.
Other Income (Expense), Net
For the three and six months ended June 30, 2022, other income, net included $8.5 million and $3.9 million of gains associated with metals derivative contracts, respectively. For the three and six months ended June 30, 2021, other expense, net included

$1.8 million of expense associated with the forward starting swaps related to the $400 million Add-on Term Loans. Losses associated with metals derivative contracts were $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$101.5	$93.7	8%	13%	$202.6	$191.2	6%	9%
Industrial & Specialty	38.9	38.1	2%	13%	82.6	78.4	5%	15%
Total	$140.4	$131.8	7%	13%	$285.2	$269.6	6%	11%

Adjusted EBITDA margin:
Electronics	23.1%	23.7%	(60) bps	(60) bps	23.1%	25.1%	(200) bps	(210) bps
Industrial & Specialty	16.3%	19.9%	(360) bps	(320) bps	17.3%	20.9%	(360) bps	(340) bps
Total	20.7%	22.5%	(180) bps	(170) bps	21.0%	23.7%	(270) bps	(270) bps
For the three months ended June 30, 2022, Electronics' Adjusted EBITDA increased 8% on a reported basis and 13% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits. Industrial & Specialty's Adjusted EBITDA increased 2% on a reported basis and 13% on a constant currency basis. The Coventya Acquisition had a positive impact on Industrial & Specialty's Adjusted EBITDA including synergies, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix from weaker automotive production.

For the six months ended June 30, 2022, Electronics' Adjusted EBITDA increased 6% on a reported basis and 9% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits. Industrial & Specialty's Adjusted EBITDA increased 5% on a reported basis and 15% on a constant currency basis. The Coventya Acquisition had a positive impact on Industrial & Specialty's Adjusted EBITDA including synergies, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix from weaker automotive production.
Liquidity and Capital Resources
Our primary source of liquidity during the six months ended June 30, 2022 was available cash generated from operations and cash on hand. Our primary uses of cash and cash equivalents were to fund operations including working capital, repurchase shares of our common stock under our stock repurchase program, pay cash dividends, purchase shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs and to fund the HSO Acquisition as well as capital expenditures and debt service obligations. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the second quarter of 2022, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.

We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. On July 27, 2022, we filed a shelf registration statement on Form S-3 with the SEC to replace our expiring registration statement. The Form S-3 covers various types of securities that we may offer in amounts, at prices and on terms to be determined if and when these securities are offered within the next three years. Our long-term liquidity may be influenced by our ability to borrow additional funds, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During the six months ended June 30, 2022, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $216 million of cash and cash equivalents at June 30, 2022, $180 million was held by our foreign subsidiaries. During the six months ended June 30, 2022, domestic cash was primarily used for repurchases of shares of our common stock under our stock repurchase program, payment of cash dividends, the purchase of shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs, funding of the HSO Acquisition and satisfaction of our debt service obligations.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Cash provided by operating activities	$68.7	$113.0
Cash used in investing activities	$(46.0)	$(49.1)
Cash used in financing activities	$(129.4)	$(37.3)
Operating Activities
The decrease in net cash flows provided by operating activities of $44.3 million was primarily driven by higher levels of working capital, including a build of safety inventory, higher raw material costs and higher annual incentive compensation payments, primarily in the first quarter of 2022 that were associated with our 2021 performance. These items were partially offset by higher cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the six months ended June 30, 2022, we paid approximately $23 million in connection with the HSO Acquisition. During the six months ended June 30, 2021, we paid $50.9 million in connection with the HKW Acquisition and received $19.0 million for the sale of a dormant facility in New Jersey.

Financing Activities
During the six months ended June 30, 2022, we paid approximately $59.7 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $39.6 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the six months ended June 30, 2021, we paid $27.2 million of cash dividends on shares of our common stock.
Financial Borrowings
Credit Facilities and Senior Notes
At June 30, 2022, we had $1.90 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.11 billion of term debt arrangements outstanding under our term loans; and
•$790 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $346 million at June 30, 2022 (net of $6.1 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At June 30, 2022, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended June 30, 2022 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
April 1 - April 30	493,522	$20.69	493,522	$703
May 1 - May 31	883,985	$20.31	883,985	$685
June 1 - June 30	785,139	$18.78	785,139	$670
Total	2,162,646	$19.84	2,162,646
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 28, 2022.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)