Form 10-Q
period 2022-09-30
Element Solutions Inc
filed 2022-10-27
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 20, 2022: 242,085,552

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and, where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Incremental term loans entered into on September 1, 2021, under the Credit Agreement, in an aggregate principal amount of $400 million through a corresponding increase in the Company's existing senior secured term loans B. All references to "term loans" in this Quarterly Report include the Add-on Term Loans.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2022.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
2021 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 23, 2022.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends; increasing commercial activity and opportunities in printed and in-mold electronics; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; off-balance sheet arrangements and contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2021 Annual Report. Certain of these risks may be amplified by the invasion of Ukraine by Russia, the sanctions (including their duration) and other measures being imposed in response to this conflict as well as any escalation or expansion of economic disruption or the conflict’s current scope. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$618.5	$616.2	$1,975.6	$1,752.9
Cost of sales	396.6	371.7	1,240.9	1,028.9
Gross profit	221.9	244.5	734.7	724.0
Operating expenses:
Selling, technical, general and administrative	131.4	163.5	431.3	447.8
Research and development	11.3	12.5	38.2	36.8
Total operating expenses	142.7	176.0	469.5	484.6
Operating profit	79.2	68.5	265.2	239.4
Other (expense) income:
Interest expense, net	(12.3)	(13.8)	(39.6)	(39.6)
Foreign exchange gain (loss)	0.9	(0.6)	2.9	22.2
Other income (expense), net	2.0	(0.9)	5.2	(8.2)
Total other expense	(9.4)	(15.3)	(31.5)	(25.6)
Income before income taxes and non-controlling interests	69.8	53.2	233.7	213.8
Income tax expense	(16.5)	(17.3)	(60.4)	(16.5)
Net income from continuing operations	53.3	35.9	173.3	197.3
Income from discontinued operations, net of tax	—	—	1.8	2.0
Net income	53.3	35.9	175.1	199.3
Net (income) loss attributable to non-controlling interests	(0.1)	0.1	(0.6)	0.1
Net income attributable to common stockholders	$53.2	$36.0	$174.5	$199.4

Earnings per share
Basic from continuing operations	$0.22	$0.15	$0.70	$0.80
Basic from discontinued operations	—	—	0.01	0.01
Basic attributable to common stockholders	$0.22	$0.15	$0.71	$0.81

Diluted from continuing operations	$0.22	$0.15	$0.70	$0.79
Diluted from discontinued operations	—	—	0.01	0.01
Diluted attributable to common stockholders	$0.22	$0.15	$0.71	$0.80

Weighted average common shares outstanding
Basic	244.7	247.6	246.4	247.5
Diluted	245.0	248.0	247.2	248.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$53.3	$35.9	$175.1	$199.3

Other comprehensive loss
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense of $5.4 and $5.8 for the three months ended September 30, 2022 and 2021 and $7.8 and $9.7 for the nine months ended September 30, 2022 and 2021, respectively	(107.4)	(28.9)	(233.8)	(47.1)
Total foreign currency translation adjustments	(107.4)	(28.9)	(233.8)	(47.1)
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $4.3 and $0.8 for the three months ended September 30, 2022 and 2021 and $16.0 and $3.6 for the nine months ended September 30, 2022 and 2021, respectively	15.1	(0.8)	43.7	0.3
Reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2022 and 2021, respectively	(0.9)	4.8	6.9	13.7
Total unrealized gain arising on qualified hedging derivatives	14.2	4.0	50.6	14.0
Other comprehensive loss	(93.2)	(24.9)	(183.2)	(33.1)
Comprehensive (loss) income	(39.9)	11.0	(8.1)	166.2
Comprehensive loss attributable to non-controlling interests	0.1	2.4	1.6	2.4
Comprehensive (loss) income attributable to common stockholders	$(39.8)	$13.4	$(6.5)	$168.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2022	2021
Assets
Cash & cash equivalents	$234.0	$330.1
Accounts receivable, net of allowance for doubtful accounts of $12.4 and $12.2 at September 30, 2022 and December 31, 2021, respectively	467.6	492.2
Inventories	309.9	274.4
Prepaid expenses	35.2	29.4
Other current assets	131.9	88.4
Total current assets	1,178.6	1,214.5
Property, plant and equipment, net	263.4	278.1
Goodwill	2,326.2	2,526.3
Intangible assets, net	804.1	956.7
Deferred income tax assets	50.1	81.5
Other assets	247.3	81.3
Total assets	$4,869.7	$5,138.4
Liabilities and stockholders' equity
Accounts payable	$158.4	$138.4
Current installments of long-term debt	11.9	12.7
Accrued expenses and other current liabilities	183.7	264.1
Total current liabilities	354.0	415.2
Debt	1,886.8	1,894.2
Pension and post-retirement benefits	29.7	36.1
Deferred income tax liabilities	122.9	140.0
Other liabilities	171.6	152.1
Total liabilities	2,565.0	2,637.6
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2022: 265.0 shares issued; 2021: 261.9 shares issued)	2.7	2.6
Additional paid-in capital	4,180.6	4,166.6
Treasury stock (2022: 22.2 shares; 2021: 15.2 shares)	(299.7)	(159.2)
Accumulated deficit	(1,217.1)	(1,331.9)
Accumulated other comprehensive loss	(378.4)	(197.4)
Total stockholders' equity	2,288.1	2,480.7
Non-controlling interests	16.6	20.1
Total equity	2,304.7	2,500.8
Total liabilities and stockholders' equity	$4,869.7	$5,138.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$175.1	$199.3
Net income from discontinued operations, net of tax	1.8	2.0
Net income from continuing operations	173.3	197.3
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	122.0	120.7
Deferred income taxes	3.9	(37.4)
Foreign exchange gain	(1.0)	(13.1)
Incentive stock compensation	12.8	33.8
Other, net	10.7	11.1
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(23.3)	(59.0)
Inventories	(63.1)	(78.5)
Accounts payable	32.1	41.6
Accrued expenses	(47.9)	13.2
Prepaid expenses and other current assets	(22.0)	(15.8)
Other assets and liabilities	(2.1)	(9.2)
Net cash flows provided by operating activities	195.4	204.7
Cash flows from investing activities:
Capital expenditures	(32.8)	(27.7)
Proceeds from disposal of property, plant and equipment	3.4	—
Acquisition of business, net of cash acquired	(22.6)	(536.5)
Other, net	(9.9)	14.0
Net cash flows used in investing activities	(61.9)	(550.2)
Cash flows from financing activities:
Debt proceeds, net of discount	—	398.0
Repayments of borrowings	(11.9)	(6.7)
Repurchases of common stock	(113.5)	(1.7)
Dividends	(59.2)	(42.1)
Payment of financing fees	—	(5.1)
Other, net	(27.0)	(6.2)
Net cash flows (used in) provided by financing activities	(211.6)	336.2
Net cash flows provided by (used in) operating activities of discontinued operations	1.8	(0.4)
Effect of exchange rate changes on cash and cash equivalents	(19.8)	(2.9)
Net decrease in cash and cash equivalents	(96.1)	(12.6)
Cash and cash equivalents at beginning of period	330.1	291.9
Cash and cash equivalents at end of period	$234.0	$279.3

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2
Net income	—	—	—	—	—	53.2	—	53.2	0.1	53.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(93.0)	(93.0)	(0.2)	(93.2)
Exercise/ vesting of share based compensation	851	—	—	266	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	21,610	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	3,018,851	(54.8)	—	—	(54.8)	—	(54.8)
Dividends ($0.08 per share)	—	—	—	—	—	(19.7)	—	(19.7)	—	(19.7)
Equity compensation expense	—	—	4.1	—	—	—	—	4.1	—	4.1
Changes in non-controlling interests	—	—	(0.2)	—	—	—	—	(0.2)	(0.3)	(0.5)
Balance at September 30, 2022	265,035,526	$2.7	$4,180.6	22,240,505	$(299.7)	$(1,217.1)	$(378.4)	$2,288.1	$16.6	$2,304.7

Three Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2021	261,885,181	$2.6	$4,146.9	14,326,433	$(139.4)	$(1,337.1)	$(203.0)	$2,470.0	$(1.7)	$2,468.3
Net income (loss)	—	—	—	—	—	36.0	—	36.0	(0.1)	35.9
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(22.6)	(22.6)	(2.3)	(24.9)
Exercise/ vesting of share based compensation	13,651	—	—	4,300	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	15,621	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	83,992	(1.7)	—	—	(1.7)	—	(1.7)
Dividends ($0.06 per share)	—	—	—	—	—	(14.9)	—	(14.9)	—	(14.9)
Acquisition of non-controlling interest with Coventya Acquisition	—	—	—	—	—	—	—	—	39.6	39.6
Equity compensation expense	—	—	12.6	—	—	—	—	12.6	—	12.6
Balance at September 30, 2021	261,914,453	$2.6	$4,159.8	14,414,725	$(141.2)	$(1,316.0)	$(225.6)	$2,479.6	$35.5	$2,515.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	174.5	—	174.5	0.6	175.1
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(181.0)	(181.0)	(2.2)	(183.2)
Exercise/ vesting of share based compensation	3,040,841	0.1	—	1,033,035	(24.0)	—	—	(23.9)	—	(23.9)
Issuance of common stock under Employee Stock Purchase Plan	57,176	—	1.0	—	—	—	—	1.0	—	1.0
Repurchases of common stock	—	—	—	6,011,945	(116.5)	—	—	(116.5)	—	(116.5)
Dividends ($0.24 per share)	—	—	—	—	—	(59.7)	—	(59.7)	—	(59.7)
Equity compensation expense	—	—	13.1	—	—	—	—	13.1	—	13.1
Changes in non-controlling interests	—	—	(0.1)	—	—	—	—	(0.1)	(1.9)	(2.0)
Balance at September 30, 2022	265,035,526	$2.7	$4,180.6	22,240,505	$(299.7)	$(1,217.1)	$(378.4)	$2,288.1	$16.6	$2,304.7

Nine Months Ended September 30, 2021	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income (loss)	—	—	—	—	—	199.4	—	199.4	(0.1)	199.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(30.8)	(30.8)	(2.3)	(33.1)
Exercise/ vesting of share based compensation	528,061	—	2.0	99,753	(1.8)	—	—	0.2	—	0.2
Issuance of common stock under Employee Stock Purchase Plan	56,265	—	0.8	—	—	—	—	0.8	—	0.8
Repurchases of common stock	—	—	—	85,692	(1.7)	—	—	(1.7)	—	(1.7)
Dividends ($0.17 per share)	—	—	—	—	—	(42.2)	—	(42.2)	—	(42.2)
Acquisition of non-controlling interest with Coventya Acquisition	—	—	—	—	—	—	—	—	39.6	39.6
Equity compensation expense	—	—	34.1	—	—	—	—	34.1	—	34.1
Balance at September 30, 2021	261,914,453	$2.6	$4,159.8	14,414,725	$(141.2)	$(1,316.0)	$(225.6)	$2,479.6	$35.5	$2,515.1

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
In the second quarter of 2022, the Company transferred operational responsibility of its Films business from its Industrial business within its Industrial & Specialty segment to its Circuitry business in its Electronics segment. This change was made in response to the increasing commercial activity and opportunities we anticipate in printed and in-mold electronics. Historical information has been reclassified to include the Films business in the Electronics segment for all periods presented in this Quarterly Report.
Certain other prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2022	December 31, 2021
Finished goods	$181.7	$153.3
Work in process	26.7	33.4
Raw materials and supplies	101.5	87.7
Total inventories	$309.9	$274.4

3. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	September 30, 2022	December 31, 2021
Land and leasehold improvements	$49.8	$54.8
Buildings and improvements	155.0	162.0
Machinery, equipment, fixtures and software	288.4	290.6
Construction in process	45.3	37.7
Total property, plant and equipment	538.5	545.1
Accumulated depreciation	(275.1)	(267.0)
Property, plant and equipment, net	$263.4	$278.1
For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $10.6 million and $9.6 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense of $31.5 million and $28.7 million, respectively.
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
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2021	$1,292.2	$1,234.1	(1)	$2,526.3
HSO Acquisition	—	7.1		7.1
Transfer of Films business (2)	80.4	(80.4)		—
Foreign currency translation and other	(111.6)	(95.6)		(207.2)
Balance at September 30, 2022	$1,261.0	$1,065.2		$2,326.2
(1) Includes accumulated impairment losses of $46.6 million.
(2) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for further information.

Intangible Assets
The major components of intangible assets were as follows:

	September 30, 2022			December 31, 2021
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$933.0	$(403.2)	$529.8	$1,131.3	$(506.7)	$624.6
Developed technology	391.4	(256.4)	135.0	429.0	(247.4)	181.6
Trade names	92.5	(21.2)	71.3	102.2	(19.7)	82.5
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,484.9	$(680.8)	$804.1	$1,730.5	$(773.8)	$956.7
For the three months ended September 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $29.2 million and $31.9 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense on intangible assets of $90.5 million and $92.0 million, respectively.
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Term Loans (1)	2026	LIBOR plus 2.00%	$1,106.6	$1,113.0
Senior Notes - $800 million (2)	2028	3.875%	790.5	789.4
Other			1.6	4.5
Total debt			1,898.7	1,906.9
Less: current installments of long-term debt			11.9	12.7
Total long-term debt			$1,886.8	$1,894.2

(1) Term loans, net of unamortized discounts and debt issuance costs of $10.3 million and $12.6 million at September 30, 2022 and December 31, 2021, respectively. The effective interest rate was 1.6% and 2.1% at September 30, 2022 and December 31, 2021, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $9.5 million and $10.6 million at September 30, 2022 and December 31, 2021, respectively. The effective interest rate was 4.1% at September 30, 2022 and December 31, 2021, respectively.
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
The Company's obligations under the Credit Agreement are guaranteed, jointly and severally, by certain of the Company’s domestic subsidiaries and secured by a first-priority security interest in substantially all of the assets of the co-borrowers, namely the Company and its subsidiary, MacDermid, Incorporated, as well as the assets of the guarantors, including mortgages on material real property, subject to certain exceptions.

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
At September 30, 2022, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $324 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2022 and December 31, 2021, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $6.0 million and $5.9 million at September 30, 2022 and December 31, 2021, respectively, of which $6.0 million and $5.5 million at September 30, 2022 and December 31, 2021, respectively, reduced the borrowings available under the various facilities. At September 30, 2022 and December 31, 2021, the availability under these facilities totaled approximately $346 million and $354 million, respectively, net of outstanding letters of credit.

6. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in interest rates, foreign currency exchange rates and commodity prices. Derivative financial instruments, such as interest rate swaps, net investment hedges, foreign currency exchange forward contracts and commodities futures contracts are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Condensed Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance on their part.

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
The net result of the above hedges, which expire in January 2024 and 2025, respectively, is an interest rate of approximately 1.6% at September 30, 2022, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The market value of the cross-currency swaps was a net asset of $151 million at September 30, 2022 and $25.2 million at December 31, 2021. The market value of the interest rate swaps was a net asset of $48.5 million at September 30, 2022 and a net liability of $18.1 million at December 31, 2021.
For the three and nine months ended September 30, 2022, the Company's interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $27.0 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At September 30, 2022, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at September 30, 2022 and December 31, 2021 was approximately $91.7 million and $64.6 million, respectively, with settlement dates generally within one year. The market value of the foreign currency forward contracts was a $1.1 million net current liability at September 30, 2022 and a $0.1 million net current liability at December 31, 2021.

Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $47.2 million and $56.1 million at September 30, 2022 and December 31, 2021, respectively. The market value of the metals derivative contracts was a $0.7 million net current asset at September 30, 2022 and a $1.1 million net current liability at December 31, 2021. Substantially all contracts outstanding at September 30, 2022 had delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Realized gains and losses on derivative contracts are accounted for as "Operating activities" in the Condensed Consolidated Statements of Cash Flows.
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2022	December 31, 2021
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.2	$0.1
Metals contracts	Other current assets	Level 2	5.4	1.2
Interest rate swaps	Other current assets	Level 2	27.0	—
Cross-currency swaps	Other current assets	Level 2	28.5	22.2
Interest rate swaps	Other assets	Level 2	21.5	6.6
Cross-currency swaps	Other assets	Level 2	122.1	5.8
Available-for-sale debt securities	Other assets	Level 3	10.2	—
Total			$214.9	$35.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$1.3	$0.2
Metals contracts	Accrued expenses and other current liabilities	Level 2	4.7	2.3
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	—	15.1
Interest rate swaps	Other liabilities	Level 2	—	9.6
Cross-currency swaps	Other liabilities	Level 2	—	2.8
Total			$6.0	$30.0
The fair values of derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2022.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.75 billion, respectively, at September 30, 2022. At December 31, 2021, the carrying value and estimated fair value totaled $1.90 billion and $1.93 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
7. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
As part of its stock repurchase program, the Company repurchased approximately 3.0 million shares of its common stock for $54.8 million during the three months ended September 30, 2022, resulting in an aggregate of approximately 6.0 million shares repurchased for $116.5 million during the nine months ended September 30, 2022. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $616 million at September 30, 2022.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under our stock repurchase program. During the nine months ended September 30, 2022, the Company withheld approximately 1.0 million shares in connection with vesting events for a value of approximately $24.0 million, which is included in "Other, net" in the Condensed Consolidated Statements of Cash Flows as a cash outflow from financing activities.
8. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.
A computation of earnings per share and weighted average shares of the Company's common stock outstanding from continuing operations for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2022	2021	2022	2021
Net income	$53.3	$35.9	$173.3	$197.3
Net (income) loss attributable to non-controlling interests	(0.1)	0.1	(0.6)	0.1
Net income attributable to common stockholders	$53.2	$36.0	$172.7	$197.4

Basic weighted average common shares outstanding	244.7	247.6	246.4	247.5
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.3	0.4	0.8	0.5
Denominator adjustments for diluted EPS	0.3	0.4	0.8	0.5
Diluted weighted average common shares outstanding	245.0	248.0	247.2	248.0

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.22	$0.15	$0.70	$0.80
Diluted	$0.22	$0.15	$0.70	$0.79
For the three and nine months ended September 30, 2022 and 2021, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(shares in millions)	2022	2021	2022	2021
Shares issuable upon vesting of RSUs and exercise of stock options	3.5	3.6	3.6	3.7

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $13.9 million and $13.1 million at September 30, 2022 and December 31, 2021, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
For the three months ended September 30, 2022, the Company recognized income tax expense of $16.5 million, as compared to $17.3 million in the same period for 2021. For the nine months ended September 30, 2022, the Company recognized income tax expense of $60.4 million, as compared to $16.5 million in the same period for 2021.
The three and nine months ended September 30, 2021 included a non-recurring $3.8 million and $55.2 million benefit, respectively, associated with the release of valuation allowances. This benefit did not repeat in the three and nine months ended September 30, 2022 and was associated with the release of valuation allowances previously recorded against certain U.S. tax attribute carryforwards, primarily consisting of net operating loss carryforwards in certain states and interest deduction carryforwards.

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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net sales:
Electronics
Assembly Solutions	$197.1	$212.6	$659.4	$606.7
Circuitry Solutions	124.7	131.9	394.4	377.6
Semiconductor Solutions	65.9	67.1	212.7	188.6
Total Electronics	387.7	411.6	1,266.5	1,172.9
Industrial & Specialty
Industrial Solutions	176.8	148.5	549.2	417.1
Graphics Solutions	37.8	41.0	111.6	115.7
Energy Solutions	16.2	15.1	48.3	47.2
Total Industrial & Specialty	230.8	204.6	709.1	580.0
Total net sales	$618.5	$616.2	$1,975.6	$1,752.9

Adjusted EBITDA:
Electronics	$91.2	$95.9	$293.8	$287.1
Industrial & Specialty	42.3	34.7	124.9	113.1
Total Adjusted EBITDA	$133.5	$130.6	$418.7	$400.2

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Net income attributable to common stockholders	$53.2	$36.0	$174.5	$199.4
Add (subtract):
Net income (loss) attributable to non-controlling interests	0.1	(0.1)	0.6	(0.1)
Income from discontinued operations, net of tax	—	—	(1.8)	(2.0)
Income tax expense	16.5	17.3	60.4	16.5
Interest expense, net	12.3	13.8	39.6	39.6
Depreciation expense	10.6	9.6	31.5	28.7
Amortization expense	29.2	31.9	90.5	92.0
EBITDA	121.9	108.5	395.3	374.1
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	—	4.3	0.5	6.5
Restructuring expense	2.9	1.3	6.1	5.2
Acquisition and integration expense	2.2	7.1	6.2	10.3
Foreign exchange loss (gain) on internal debt	2.5	0.6	3.2	(22.8)
Adjustment of stock compensation previously not probable	—	7.6	1.3	21.2
Unrealized loss (gain) on metals derivative contracts	2.3	(0.9)	(2.0)	(2.3)
Other, net	1.7	2.1	8.1	8.0
Adjusted EBITDA	$133.5	$130.6	$418.7	$400.2

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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report and not to rely on any single financial measure to evaluate our business.
Constant Currency
We disclose operating results, from net sales through operating profit and Adjusted EBITDA, on a constant currency basis by adjusting results to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.
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

Results of Operations
Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

	Three Months Ended September 30,		% Change			Nine Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	Organic	2022	2021	Reported	Constant Currency	Organic
Net sales	$618.5	$616.2	0%	9%	5%	$1,975.6	$1,752.9	13%	20%	6%
Cost of sales	396.6	371.7	7%	17%		1,240.9	1,028.9	21%	29%
Gross profit	221.9	244.5	(9)%	(2)%		734.7	724.0	1%	7%
Gross margin	35.9%	39.7%	(380) bps	(410) bps		37.2%	41.3%	(410) bps	(440) bps
Operating expenses	142.7	176.0	(19)%	(13)%		469.5	484.6	(3)%	1%
Operating profit	79.2	68.5	16%	27%		265.2	239.4	11%	18%
Operating margin	12.8%	11.1%	170bps	180bps		13.4%	13.7%	(30)bps	(20)bps
Other expense, net	(9.4)	(15.3)	(39)%			(31.5)	(25.6)	23%
Income tax expense	(16.5)	(17.3)	(5)%			(60.4)	(16.5)	(nm)
Net income from continuing operations	53.3	35.9	48%			173.3	197.3	(12)%
Income from discontinued operations, net of tax	—	—	(nm)			1.8	2.0	(10)%
Net income	$53.3	$35.9	48%			$175.1	$199.3	(12)%

Adjusted EBITDA	$133.5	$130.6	2%	11%		$418.7	$400.2	5%	11%
Adjusted EBITDA margin	21.6%	21.2%	40bps	40bps		21.2%	22.8%	(160)bps	(160)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2022 remained flat on a reported basis and increased 9% on a constant currency basis and 5% on an organic basis. Electronics' consolidated results were negatively impacted by $18.3 million of pass-through metals pricing and Industrial & Specialty's consolidated results were positively impacted by $41.9 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$197.1	$212.6	(7)%	7%	0%	9%	—%	9%
Circuitry Solutions	124.7	131.9	(5)%	6%	1%	—%	—%	1%
Semiconductor Solutions	65.9	67.1	(2)%	4%	3%	—%	—%	3%
Total	387.7	411.6	(6)%	7%	1%	4%	—%	5%

Industrial & Specialty:
Industrial Solutions	176.8	148.5	19%	16%	35%	—%	(28)%	7%
Graphics Solutions	37.8	41.0	(8)%	5%	(3)%	—%	—%	(3)%
Energy Solutions	16.2	15.1	8%	7%	15%	—%	—%	15%
Total	230.8	204.6	13%	13%	26%	—%	(21)%	6%

Total	$618.5	$616.2	0%	9%	9%	3%	(7)%	5%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2022 decreased 6% on a reported basis and increased 5% on an organic basis.
•Assembly Solutions: net sales decreased 7% on a reported basis and increased 9% on an organic basis. Pass-through metals pricing had a negative impact of 9% on reported net sales. Foreign exchange had a negative impact of 7% on reported net sales. The increase in organic net sales was primarily due to continued growth in power electronics.
•Circuitry Solutions: net sales decreased 5% on a reported basis and increased 1% on an organic basis. Foreign exchange had a negative impact of 6% on reported net sales. The increase in organic net sales was primarily due to cost inflation driven pricing actions and new business wins, partially offset by demand weakness in China and Korea and softness in the memory disk end market, which is expected to continue through the end of the year.
•Semiconductor Solutions: net sales decreased 2% on a reported basis and increased 3% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to growth in advanced packaging and wafer-plating chemistries partially offset by demand weakness in China.
Industrial & Specialty's net sales in the third quarter of 2022 increased 13% on a reported basis and 6% on an organic basis.
•Industrial Solutions: net sales increased 19% on a reported basis and 7% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 28% on reported net sales. Foreign exchange had a negative impact of 16% on reported net sales. The increase in organic net sales was primarily due to cost inflation driven pricing actions, partially offset by softness in construction and industrial manufacturing markets and lower automotive production.
•Graphics Solutions: net sales decreased 8% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 5% on reported net sales. Organic net sales declines reflect softening demand in North America and Europe which resulted in our customers extending the replacement cycle for flexographic plates.

•Energy Solutions: net sales increased 8% on a reported basis and 15% on an organic basis. Foreign exchange had a negative impact of 7% on reported net sales. The increase in organic net sales was primarily due to increased global drilling activity and cost inflation driven pricing actions.
Year to date, net sales increased by 13% on a reported basis, 20% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were positively impacted by $54.7 million of pass-through metals pricing and $13.5 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $170.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$659.4	$606.7	9%	6%	15%	(9)%	—%	6%
Circuitry Solutions	394.4	377.6	4%	4%	9%	—%	—%	9%
Semiconductor Solutions	212.7	188.6	13%	3%	16%	—%	(7)%	9%
Total	1,266.5	1,172.9	8%	5%	13%	(5)%	(1)%	7%

Industrial & Specialty:
Industrial Solutions	549.2	417.1	32%	14%	46%	—%	(41)%	5%
Graphics Solutions	111.6	115.7	(4)%	3%	0%	—%	—%	0%
Energy Solutions	48.3	47.2	2%	4%	6%	—%	—%	6%
Total	709.1	580.0	22%	11%	33%	—%	(29)%	4%

Total	$1,975.6	$1,752.9	13%	7%	20%	(3)%	(10)%	6%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 8% on a reported basis and 7% on an organic basis.
•Assembly Solutions: net sales increased 9% on a reported basis and 6% on an organic basis. Pass-through metals pricing had a positive impact of 9% on reported net sales. Foreign exchange had a negative impact of 6% on reported net sales. The increase in organic net sales was primarily due to strong demand from power electronics customers and continued growth across most core assembly end markets.
•Circuitry Solutions: net sales increased 4% on a reported basis and 9% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to growth in the memory disk business in the first half of the year and pricing actions.
•Semiconductor Solutions: net sales increased 13% on a reported basis and 9% on an organic basis. The HKW Acquisition had a positive impact of 7% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to strong demand and new customer wins in advanced packaging chemistries for high-end electronics end markets.
Year to date, Industrial & Specialty's net sales increased 22% on a reported basis and 4% on an organic basis.
•Industrial Solutions: net sales increased 32% on a reported basis and 5% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 41% on reported net sales. Foreign exchange had a negative impact of 14% on reported net sales. The increase in organic net sales was primarily due to growth in construction and industrial manufacturing markets in Europe and the Americas; partially offset by lower automotive production and reduced activity in China.

•Graphics Solutions: net sales decreased 4% on a reported basis and remained flat on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. Organic net sales reflect new customer wins partially offset by softening demand, which resulted in our customers extending the replacement cycle for flexographic plates.
•Energy Solutions: net sales increased 2% on a reported basis and 6% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to increased global production and drilling activity.
Gross Profit

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Gross profit
Electronics	$134.0	$159.4	(16)%	(11)%	$459.7	$470.3	(2)%	1%
Industrial & Specialty	87.9	85.1	3%	15%	275.0	253.7	8%	18%
Total	$221.9	$244.5	(9)%	(2)%	$734.7	$724.0	1%	7%

Gross margin
Electronics	34.6%	38.7%	(410) bps	(460) bps	36.3%	40.1%	(380) bps	(420) bps
Industrial & Specialty	38.1%	41.6%	(350) bps	(370) bps	38.8%	43.7%	(490) bps	(510) bps
Total	35.9%	39.7%	(380) bps	(410) bps	37.2%	41.3%	(410) bps	(440) bps
Electronics' gross profit in the third quarter of 2022 decreased by 16% on a reported basis and 11% on a constant currency basis. The constant currency decrease in gross profit and gross margin was primarily driven by the pass-through metals pricing in our Assembly business as a decline in metal prices meant we sold at a metals price that was lower than our cost of inventory, higher logistics costs and negative product mix due to lower volumes from high-margin circuitry customers in China and Korea. Higher raw material prices also contributed to the decrease in gross margin. The majority of the lower gross profit from the pass-through of declining metals prices was offset by gains associated with our metals derivative contracts recorded as "Other income (expense), net" in the Condensed Consolidated Statements of Operations.

Industrial & Specialty's gross profit in the third quarter of 2022 increased by 3% on a reported basis and 15% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $12.9 million from the Coventya Acquisition, partially offset by higher logistics costs. The decrease in gross margin was primarily due to higher raw material prices and logistics costs.

Year to date, Electronics' gross profit decreased by 2% on a reported basis and increased 1% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the increased net sales in most business lines partially offset by higher logistics costs. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Year to date, Industrial & Specialty's gross profit increased by 8% on a reported basis and 18% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $59.0 million from the Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices, particularly attributable to our Graphics business, and logistics costs, as well as unfavorable product mix from weaker automotive production.

Operating Expenses

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Selling, technical, general and administrative	$131.4	$163.5	(20)%	(14)%	$431.3	$447.8	(4)%	1%
Research and development	11.3	12.5	(10)%	(6)%	38.2	36.8	4%	6%
Total	$142.7	$176.0	(19)%	(13)%	$469.5	$484.6	(3)%	1%

Operating expenses as % of net sales
Selling, technical, general and administrative	21.2%	26.5%	(530) bps	(560) bps	21.8%	25.5%	(370) bps	(400) bps
Research and development	1.8%	2.0%	(20) bps	(30) bps	1.9%	2.1%	(20) bps	(20) bps
Total	23.1%	28.6%	(550) bps	(590) bps	23.8%	27.6%	(380) bps	(420) bps
Operating expenses in the third quarter of 2022 decreased 19% on a reported basis and 13% on a constant currency basis. The constant currency decrease was primarily driven by $19.0 million of lower incentive compensation costs, a combination of the current year accrual reflecting recent business performance and the prior year reflecting above target performance, and a $7.6 million stock compensation adjustment for certain significant performance-based RSUs recorded in the third quarter of 2021, partially offset by $13.2 million of operating expenses related to the Coventya and HSO Acquisitions (which include the impact of amortization from purchase accounting and restructuring costs of $5.1 million) and $1.7 million of higher travel expenses.

Year to date, operating expenses decreased 3% on a reported basis and increased 1% on a constant currency basis. The constant currency increase was primarily driven by $50.3 million of operating expenses related to the Coventya and HSO Acquisitions (which include the impact of amortization from purchase accounting and restructuring costs of $17.7 million) and $6.6 million of higher travel expenses. These increases were partially offset by $29.2 million of lower incentive compensation costs, a combination of the current year accrual reflecting recent business performance and the prior year reflecting above target performance, and $19.9 million of lower stock compensation expense for certain significant performance-based RSUs as compared to the 2021 period when the vesting of such awards became probable.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Other (expense) income
Interest expense, net	$(12.3)	$(13.8)	$(39.6)	$(39.6)
Foreign exchange gain (loss)	0.9	(0.6)	2.9	22.2
Other income (expense), net	2.0	(0.9)	5.2	(8.2)
Total	$(9.4)	$(15.3)	$(31.5)	$(25.6)
Interest Expense, Net
Interest expense, net reflects increased interest costs associated with the $400 million Add-on Term Loan, which was borrowed on September 1, 2021, offset by the impact of the weakening of the Euro, as compared to the U.S. dollar, as our interest rate and cross-currency swaps have effectively converted our U.S. dollar denominated Term Loans into fixed-rate euro-denominated debt. See Note 6, Financial Instruments, for further discussion of these derivative instruments.
Foreign Exchange Gain (Loss)
For the nine months ended September 30, 2022, foreign exchange gain decreased primarily due to the remeasurement of euro-denominated intercompany balances.

Other Income (Expense), Net
For the three and nine months ended September 30, 2022, other income, net included $3.1 million ($5.4 million of realized gains and $2.3 million of unrealized losses) and $7.0 million ($5.0 million of realized gains and $2.0 million of unrealized gains) of net gains associated with metals derivative contracts, respectively. For the three and nine months ended September 30, 2021, other expense, net included $0.9 million ($1.8 million of realized losses and $0.9 million of unrealized gains) and $7.7 million ($10.0 million of realized losses and $2.3 million of unrealized gains) of net losses associated with metals forward contracts, respectively. These metal derivative contracts primarily represent hedges on our inventory associated with pass-through metals pricing in our Assembly business. See Note 6, Financial Instruments, for further discussion of these derivative instruments.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended September 30,		% Change		Nine Months Ended September 30,		% Change
(dollars in millions)	2022	2021	Reported	Constant Currency	2022	2021	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$91.2	$95.9	(5)%	2%	$293.8	$287.1	2%	7%
Industrial & Specialty	42.3	34.7	22%	38%	124.9	113.1	10%	22%
Total	$133.5	$130.6	2%	11%	$418.7	$400.2	5%	11%

Adjusted EBITDA margin:
Electronics	23.5%	23.3%	20 bps	20 bps	23.2%	24.5%	(130) bps	(130) bps
Industrial & Specialty	18.4%	16.9%	150 bps	160 bps	17.6%	19.5%	(190) bps	(170) bps
Total	21.6%	21.2%	40 bps	40 bps	21.2%	22.8%	(160) bps	(160) bps
For the three months ended September 30, 2022, Electronics' Adjusted EBITDA decreased 5% on a reported basis and increased 2% on a constant currency basis. The constant currency increase was primarily driven by lower operating expenses that more than offset the reduction in gross profit. Industrial & Specialty's Adjusted EBITDA increased 22% on a reported basis and 38% on a constant currency basis. The Coventya Acquisition had a positive impact on Industrial & Specialty's Adjusted EBITDA including synergies, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix.

For the nine months ended September 30, 2022, Electronics' Adjusted EBITDA increased 2% on a reported basis and 7% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits. Industrial & Specialty's Adjusted EBITDA increased 10% on a reported basis and 22% on a constant currency basis. The Coventya Acquisition had a positive impact on Industrial & Specialty's Adjusted EBITDA including synergies, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix.

Liquidity and Capital Resources
Our primary source of liquidity during the nine months ended September 30, 2022 was available cash generated from operations and cash on hand. Our primary uses of cash and cash equivalents were to repurchase shares of our common stock under our stock repurchase program, fund operations including working capital, pay cash dividends, purchase shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs and to fund the HSO Acquisition as well as capital expenditures and debt service obligations. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the third quarter of 2022, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the nine months ended September 30, 2022, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to hold a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so.
We continually review our domestic and foreign cash profile, expected future cash generation and investment opportunities, which support our current designation of a portion of these funds as being indefinitely reinvested, and reassess whether there are demonstrated needs to repatriate a portion of these funds being held internationally. If, as a result of our review, we determine that all or a portion of the funds require repatriation, we may be required to accrue additional taxes. Of our $234 million of cash and cash equivalents at September 30, 2022, $206 million was held by our foreign subsidiaries. During the nine months ended September 30, 2022, domestic cash was primarily used for repurchases of shares of our common stock under our stock repurchase program, payment of cash dividends, the purchase of shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs, funding of the HSO Acquisition and satisfaction of our debt service obligations.

The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Cash provided by operating activities	$195.4	$204.7
Cash used in investing activities	$(61.9)	$(550.2)
Cash (used in) provided by financing activities	$(211.6)	$336.2
Operating Activities
The decrease in net cash flows provided by operating activities of $9.3 million was primarily driven by higher annual incentive compensation payments primarily in the first quarter of 2022 that were associated with our 2021 performance, partially offset by improved levels of working capital and higher cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the nine months ended September 30, 2022, we paid approximately $23 million in connection with the HSO Acquisition. During the nine months ended September 30, 2021, we paid $486 million in connection with the Coventya Acquisition, $50.9 million in connection with the HKW Acquisition and received $19.0 million for the sale of a dormant facility in New Jersey.
Financing Activities
During the nine months ended September 30, 2022, we paid approximately $114 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $59.2 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the nine months ended September 30, 2021, we borrowed $400 million of Add-on Term Loans to finance the Coventya Acquisition and received net proceeds of $393 million after considering discounts and fees and paid $42.1 million of cash dividends on shares of our common stock.
Financial Borrowings
Credit Facilities and Senior Notes
At September 30, 2022, we had $1.90 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.11 billion of term debt arrangements outstanding under our term loans; and
•$791 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $346 million at September 30, 2022 (net of $6.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2022, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended September 30, 2022 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
July 1 - July 31	910,292	$17.92	910,292	$654
August 1 - August 31	625,059	$19.45	625,059	$642
September 1 - September 30	1,483,500	$17.71	1,483,500	$616
Total	3,018,851	$18.13	3,018,851
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 27, 2022.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)