Form 10-K
period 2022-12-31
Element Solutions Inc
filed 2023-02-22
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The number of shares of common stock outstanding as of February 17, 2023 was 241,359,446. The aggregate market value of the common stock held by non-affiliates as of June 30, 2022 was approximately $4.05 billion, based upon the last reported sales price for such date on the New York Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
Documents Incorporated By Reference
Portions of the Company’s definitive 2023 Proxy Statement are incorporated by reference into Part III of this 2022 Annual Report.

Element Solutions Inc
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2022

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Element Solutions' $400 million aggregate principal amount of incremental term loans B borrowed under the Credit Agreement on September 1, 2021. All references to "term loans" in this Annual Report include the Add-on Term Loans.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
OEM	Original equipment manufacturer.
RSUs	Restricted stock units issued by Element Solutions from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Securities Act	Securities Act of 1933, as amended.
WACC	Weighted average cost of capital.
2013 Plan	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan.
2022 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2022.
2023 Proxy Statement	Element Solutions’ definitive proxy statement for its 2023 annual meeting of stockholders expected to be filed no later than 120 days after the Company's fiscal year end of December 31, 2022.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
ii

Forward-Looking Statements
This 2022 Annual Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Coventya Acquisition; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends and expected growth of our businesses; the ongoing conflict between Russia and Ukraine and actions in response thereto; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of this 2022 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this 2022 Annual Report is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
The invasion of Ukraine by Russia in early 2022 and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. While none of Russia, Ukraine or Belarus constitutes a material portion of our business and we do not have physical assets in these countries, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt the global supply chain and increase our costs as well as amplify certain risks discussed in Part I, Item 1A, Risk Factors, of this 2022 Annual Report.
In addition, while progress has been made to contain the COVID-19 pandemic, it remains a global challenge. The long-term impact of the pandemic will depend on numerous and evolving factors that remain highly uncertain, vary by market and cannot be quantified at this time, such as the scope, severity and duration of the pandemic.
Non-GAAP Financial Measures
This 2022 Annual Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Segment Information, to the Consolidated Financial Statements, both included in this 2022 Annual Report.
iii

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names, trade names, trademarks, service marks or logos used in this 2022 Annual Report are part of our intellectual property, although the “®” and “TM” trademark designations may have been omitted. For financial and other information about our segments and the geographic areas in which we do business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, "Financial Statements and Supplementary Data" in Part II, Item 8, as well as Note 1, "Background and Basis of Presentation" and Note 22, "Segment Information" to our audited Consolidated Financial Statements, all included in this 2022 Annual Report.
Business Overview
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
We believe the majority of our businesses hold strong positions in the high-growth markets we serve. Our extensive global teams of specially trained scientists and engineers develop our products, and our expert sales and service organizations ensure our customers' needs are met every day. Our continuous focus on customer-centric innovation serves as a catalyst to drive changes to existing formulations and opportunities in adjacent markets within our industry. We believe that our customers place significant value on the consistency and quality of our brands, on which we capitalize through significant market share, customer loyalty and supply chain access. In addition, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
Our customers use our innovation as a competitive advantage, relying on us to help them navigate through fast-paced, high-growth markets. To that end, we draw upon our broad and longstanding intellectual property portfolio and technical expertise, while working closely with both customers and OEMs on an ongoing basis to develop proprietary solutions tailored to their manufacturing needs. We leverage these close relationships to win qualifications and specifications into their supply-chains as well as to identify opportunities for new products; all of which provide potential additional revenue streams.
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

Business Segments
Our operations are organized into two reportable segments: Electronics and Industrial & Specialty. In 2022, we achieved sales of $2.55 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 63% and 37%, respectively. In the second quarter of 2022, our Films business was transferred from our Industrial Solutions business within Industrial & Specialty to our Circuitry Solutions business in Electronics. We made this change in response to the increasing commercial activity and opportunities we anticipate in printed and in-mold electronics. Historical information has been reclassified to include the Films business in Electronics for all periods presented in this 2022 Annual Report.
Our segments share a common focus on attractive niche markets, which we believe will grow faster than the diverse end-markets they each serve. Both segments provide products that, in substantially all cases, are consumed by customers as part of their production process, providing us with reliable and recurring revenue as products are replenished in order to continue production. We provide highly-technical service and support to customers and OEMs in order to optimize their manufacturing processes. While they typically represent only a small portion of our customers' costs, our products, along with our high-value added technical support, are seen as integral to customer product performance.
Neither of our segments is subject to significant seasonality.
Electronics
Our Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as solders, pastes, fluxes and adhesives, join those pathways together.
Electronics provides solutions through the following businesses:
Assembly Solutions - representing approximately 52% of the segment's 2022 net sales. As a global supplier of solder technologies, fluxes, cleaners and other attachment materials for the electronics assembly industry, we develop innovative materials that join electronic circuits in high volume device manufacturing. Our high-performing interconnect materials are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets. Of our total net sales for Assembly Solutions, approximately 50% is metal content whose price fluctuations are generally passed through to our customers.
Circuitry Solutions - representing approximately 31% of the segment's 2022 net sales. As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary liquid chemical processes and materials used by our customers to manufacture printed circuit boards and memory storage devices. Our product portfolio is focused on specialized consumable chemical processes and materials, such as surface treatments, circuit formation, primary metallization, electroplate, surface finishes and flexible/formable films. We believe our growth in this business will be driven by demand in wireless mobile devices, internet infrastructure computers, and the increasing use of electronics in automobiles.
Semiconductor Solutions - representing approximately 17% of the segment's 2022 net sales. As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, the internet of things, 5G communications and the increasing content and complexity of electronics in automotive applications.

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

Film and Smart Surface Solutions
Films and Smart Surfaces include 3D formable films, 2D films, texturing Lacquers and circuitry & component attach materials used in the creation of in-mold electronic (IME) structures for human-machine interfaces (HMI). Key brands include Xtraform, Autotex and Autoflex.

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

Industrial & Specialty
Our Industrial & Specialty segment researches, formulates and sells specialty chemicals and process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids in offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets.
Industrial & Specialty provides solutions through the following businesses:
Industrial Solutions - representing approximately 77% of the segment's 2022 net sales. As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as hard chrome plating of shock absorbers for cars, or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end-markets, such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment and recycle and reuse solutions. Our industrial customer base is highly diverse and includes customers in the following end-markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment and transportation equipment. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.

Graphics Solutions - representing approximately 16% of the segment's 2022 net sales. As a supplier of consumable materials used to transfer images on to consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries. Photopolymers are molecules that change properties upon exposure to light. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. We believe growth in this business will be driven by consumer demand and market shifts favoring the use of package imaging technologies that, like ours, offer a lower total cost of ownership to customers.
Energy Solutions - representing approximately 7% of the segment's 2022 net sales. As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.
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

•Customer Driven Innovation. We work closely with our customers, OEMs and other industry participants to develop new products and identify new market opportunities. We participate in a variety of dynamic end-markets where new unmet needs are always materializing. Our sales and technical service teams provide continuous insights that help ensure our research and development efforts are appropriately focused. Customer requirements can lead to improved or uniquely tailored formulations of existing product offerings or to the development of completely new products to satisfy previously unmet needs. Tailoring products for specific OEMs leads to long-term relationships and significant customer switching costs.
•Comprehensive Offering of Critical Products. We provide our customers with a comprehensive offering of products that meet many of their specialty chemical needs. In many cases, we offer a full suite of products with complementary capabilities that provide a complete functional solution to our customers. We believe the ability to provide an “end-to-end” product offering is a significant competitive advantage over many of our smaller competitors. Additionally, we believe our breadth of touchpoints from circuit formation through circuit assembly is unique in the market and allows for a broader dialogue with customers in electronics end-markets. We also believe that our existing product offerings provide many opportunities for growth in adjacent end-markets.
•Stable Cash Flow and Low Capital Requirements. Our businesses typically generate high margins and require low capital expenditures which translate into high cash flow margins and returns on capital. Instead of large investments in physical assets to sustain business or grow, we focus our investments on our technological innovation or sales and services areas. Our business involves the formulation of a broad range of specialty chemicals created by blending raw materials and incorporating them into multi-step technological processes. This model allows us to conservatively manage our fixed asset investments. We believe our existing fixed asset base is well-maintained and, accordingly, requires low ongoing capital expenditures.
•Performance-Driven Culture, Experienced Management and Board with Proven Track Record. We place a premium on maintaining an expert and qualified employee base to provide innovative products and specialized technical service to our customers. We believe we have outstanding people who can deliver superior performance under the guidance and oversight of proven, experienced leadership. Our culture is performance-driven and decentralized. We empower our business teams and hold them accountable for their outcomes and business judgment. We measure our performance against industry benchmarks relating to efficiency growth and profitability, and drive operational excellence through continuous improvement. Our experienced management team is complemented by our experienced Board of Directors, which includes individuals with proven track records of successfully managing and growing businesses. In addition, both our business segments are led by executives who have extensive experience in their respective fields.
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
•Market Leading Innovation. Our customers participate in dynamic markets driven by innovation, which means that we too must place a strong emphasis on innovation. We work alongside our customers and OEMs to develop leading edge products based on our significant intellectual property portfolio, process experience and technical expertise. Building on our core competencies in product innovation, applications development and technical service should help drive organic growth. Innovation helps develop new high-growth markets and technologies and expand upon our existing portfolio with new products for current and adjacent markets.
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
We believe that we are able to attract new customers successfully through our international reach, coupled with our local knowledge and on-the-ground presence, which enable us to meet the needs of our customers. We operate a relatively large number of small and medium-sized facilities located close to our customers throughout the world's major economic regions. This close proximity to our global customers' local sites enables access to key growth markets and, along with our efficient formulation process, allows for "just in time" supply chain management.
We believe that our businesses are not materially dependent upon any single customer with no customer representing 10% or more of our consolidated net sales in 2022, 2021 or 2020.
Due to the relatively short cycle times in the majority of our businesses, our order backlog levels are minimal.
Selling & Marketing
We employ a customer-centric and highly-technical sales and marketing force worldwide. These professionals have robust technical expertise and local market knowledge and cultivate strong customer relationships. Our local sales and marketing teams closely monitor market trends and maintain active dialogue with our customers to assess and understand their constantly evolving challenges. We use this information from our local sales teams to anticipate future needs and respond rapidly to changing market conditions or technologies in order to swiftly deliver customized, value-added solutions to our customers. This feedback loop is an important source of new product ideas and helps guide our capital allocation decisions and research and development initiatives.
Our methods for selling and marketing our proprietary products vary slightly by geographic region. We generate business through the efforts of regional sales, technical and service personnel as well as distributors. In addition to regional sales and service staff, we maintain a group of global personnel focused on coordinating sales projects and obtaining design specifications for complex projects involving multiple customers within the manufacturing supply chain.
Human Capital Management
We strive to embody the five elements of our culture, our “5 Cs”: Challenge, Commit, Collaborate, Choose and Care. These core values are the foundation of our organization. We believe they reinforce our strategic objectives and empower our employees when serving and engaging with our customers globally.

At December 31, 2022, we employed over 5,300 full-time employees, of which approximately 40% are research and development chemists and experienced technical service and technical sales personnel. Our full-time employees are based throughout the world, with approximately 80% employed outside of the U.S. In certain countries where we operate, our employees are also members of unions or are represented by works councils. We believe our relationships with our employees and collective bargaining unions are satisfactory.
Occupational Health and Safety. As a specialty chemical company, the success of our business is fundamentally connected to the safety of our employees. To promote worker safety, we use comprehensive management tools, including policies, training requirements, best practices and processes, and product quality and safety standards. We host an annual Global Safety Day during which our leaders emphasize the importance of safety through videos, discussions and targeted training. As part of our safety program, we track injury and illness rates locally and maintain emergency and disaster recovery plans. We also care for our employees' health and offer benefits and programs designed to support their physical, mental and financial well-being. In the context of the COVID-19 pandemic, we proactively developed Company-wide return-to-office and employee safety protocols.
Diversity, Equity and Inclusion. We are committed to becoming a more inclusive and diverse organization. We believe diversity, equity and inclusion drive innovation, which in turn allows us to compete effectively. Throughout 2022, we continued to strengthen our targeted hiring initiatives with a focus on candidates historically underrepresented in our industry, including multiethnic backgrounds. Our talent program is based on policies designed to ensure fair hiring practices and prevent discrimination and harassment. We also provide diversity training on a targeted basis. In 2022, all U.S. managers were required to complete a training program designed to hone their skills on unconscious bias, non-discrimination and anti-harassment and embrace conscious inclusion as a key leadership quality.
Talent Retention and Development. With our focus on innovation and service, key elements of our human capital strategy are the attraction, acquisition and engagement of highly-skilled employees. Accordingly, we are committed to the continued development of our people and track internal KPIs related to career development and internal promotion. We conduct regular global employee culture surveys to gauge their perception of the Company as a place to work as well as their views of leadership, understanding of our culture, and sense of inclusion. These surveys are part of our continuous improvement mindset around building a robust culture that is both engaging and aligned with our core value of "Care." We also offer many training opportunities to cultivate talent, improve targeted skills and facilitate internal mobility to create a high-performing and diverse workforce. In addition, we regularly review talent development and succession plans for each of our functions and segments to identify and develop a pipeline of talent to maintain business operations.
Social and Community Impact. We believe that building connections among our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We understand that the best workforce comes from thriving communities, so we invest in our communities to support them. Through our engagement programs, our employees can connect to volunteering and giving opportunities. The ESI Foundation further brings our purpose to life by matching employee donations to qualified charitable organizations in the communities where our employees live and work. It also focuses on causes important to the environmental and social well-being of these communities, such as The Canopy Project, which in 2022 helped us celebrate Earth Day with the planting of trees around the world. In 2022, global donations through our ESI Cares program benefited over 500 charitable organizations, including charities who focus on human rights and humanitarian initiatives, such as Equality Now and Doctors Without Borders.
In early 2022, we announced our initial sustainability goals, which include improving occupational health and safety performance and increasing diversity, equity and inclusion. These goals further articulate our commitment to Environmental, Social and Governance (ESG) principles and their integration into our business strategy and day-to-day operations. For more information, including with respect to workforce prosperity and our social and community impact, see the Sustainability section of our website.
Research and Development
Innovation is a key element of our culture and critical to our success. Continued investment in research and development ensures that we remain ahead of emerging trends and continue to strengthen our strong positions in our market niches. Our research and development activities are also focused on developing products and improving formulations and processes, not only to respond to or anticipate customers' changing needs, but also to drive growth or otherwise add value to our core business operations and those of our customers. We accelerate market introductions and increase the impact of our local product offerings through collaboration with partners in the academic and commercial sectors (customers and value-chain partners) and by working with customers and OEMs on tailored application development around the world through our technical service teams. We plan to continue making meaningful investments in a broad range of research and development efforts.

Our commitment to technological innovation and extensive intellectual property portfolio enables us to develop differentiated products at the forefront of technological advances. Research resulting in new, proprietary formulations is performed principally in the United States, United Kingdom, Germany and India. During 2022, our research and development expenses totaled $48.8 million. Substantially all research and development activity was performed internally.
Competitive Environment
Our markets are competitive and subject to rapid changes in technology. Our businesses compete in markets for specialty chemicals for electronic applications, general metal and plastic finishing, offshore oil and gas exploration and production, and consumer packaging.
Our businesses compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, service, range of products and services and support. We maintain extensive technical support and testing services for our customers and are continuously developing new products to meet their needs. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us across several business areas. In addition, some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products. We believe, however, that our ability to manufacture, sell, service and develop new products and applications enable us to compete successfully. Some large competitors operate globally, as we do, but most operate only locally or regionally. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.
The specific competitive environment of each of our segments is described below:
Electronics
Our Electronics segment provides a broad line of proprietary chemical compounds and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are MKS Instruments, DuPont de Nemours, Inc., Henkel Corporation, Senju Metal Industry Co. and Uyemura International.
Industrial & Specialty
Our Industrial & Specialty segment provides a broad line of proprietary chemical compounds and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are MKS Instruments, DuPont de Nemours, Inc., BP p.l.c., Miraclon Corp. and XSYS Global.
Sources and Availability of Raw Materials
Our businesses formulate a broad range of specialty chemicals, which we create by blending raw materials and incorporating them into multi-step technological processes. Our global operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials as-needed from outside sources and we work closely with these suppliers to help ensure continuity of supply while maintaining high quality and reliability. As part of our sustainability efforts, we recycle certain raw materials, primarily tin, in our own smelting and refining facility in the U.S. for further use in our manufacturing process. We seek to use local sources where possible, but the majority of the raw materials we use are obtainable from multiple conformant sources worldwide.
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
We regularly file patent applications to protect innovations arising from our research and development. At December 31, 2022, we owned, had applications pending, or licensed the rights to, approximately 2,600 domestic and foreign patents, which have remaining lives of varying duration. Although certain of these patents are important to our business, no specific group or groups of intellectual property rights are material, and we have many proprietary products which are not covered by patents.

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
Compliance with SH&E requirements has not had, and in the future is currently not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. However, current governmental, regulatory and societal demands for increasing levels of product safety, such as chemical composition, packaging and labeling, and environmental protection, such as the management, movement and disposal of hazardous substances, are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. As a result, in the future we may incur significant costs, including cleanup costs for contaminated sites and related fines or penalties, and face third-party claims for property or natural resource damage or personal injuries relating to past or future violations or liabilities.
In addition, as climate change and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, we expect that this trend of increased regulation will continue in the future and there can be no assurance that future material capital expenditures or incremental operating expenses will not be required in order to ensure compliance. However, climate-related regulations, including those limiting or taxing greenhouse gas (GHG) emissions, may also provide new opportunities for us. We continue to develop technologies to help our facilities and our customers lower energy consumption, improve efficiency and lower emissions. We also serve a variety of clean technology customers and as such, may benefit from the upcoming transition to a lower carbon economy.
We believe we are in material compliance with environmental laws and regulations applicable to our operations, and consider the liabilities recorded at December 31, 2022 for our various environmental matters to be appropriate.
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
The information on or linked to our website is not incorporated by reference into, and does not form a part of, this 2022 Annual Report or any of our other SEC filings.
Corporate Information
Our principal executive offices are located at 500 East Broward Boulevard, Suite 1860, Fort Lauderdale, Florida 33394 and our telephone number is (561) 207-9600.

Item 1A. Risk Factors
The following discussion of "risk factors" identifies the material factors that may adversely affect our business, financial condition or results of operations. Potential investors should carefully consider these risks and the other information in this 2022 Annual Report when evaluating our business. This discussion is not all inclusive and additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business operations and cause our future results to differ from our expectations.
BUSINESS & OPERATIONAL RISKS
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
Our go-to-market strategy is focused on leveraging our existing portfolio of products and services as well as introducing new products and services to meet the demands of our customers in a continually changing technological landscape. To successfully execute this strategy, we must emphasize the aspects of our core business where demand remains strong, identify and capitalize on organic growth, and innovate by developing new products and services that will enable us to expand beyond our existing technology categories. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas and support our research and development activities, could adversely affect our business, financial condition or results of operations.
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
Our products are manufactured, formulated, distributed and sold globally. In 2022, approximately 75% of our net sales were generated from non-U.S. operations. As a result, we face certain risks inherent in international trade which may reduce our sales and harm our business, including:
•political uncertainties and general instability, war, terrorism and other instability risks and their impact on the global economy, market conditions and supply chain operations, including risks caused by the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine and the related sanctions imposed by the U.S. and other countries, and the relationship between China and the U.S.;
•changes in global or local economic conditions, including inflation, hyperinflation, fluctuations in interest rates and other increasing price levels in certain sectors, such as energy, impacting availability and cost of goods and services;
•fluctuations in currency values and currency exchange rates for countries in, or with which, we conduct business;
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
•governmental regulations affecting the import and export of products, including global trade barriers, additional taxes, tariff increases, cash repatriation restrictions, retaliations and potential boycotts;
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
•uncertainties regarding the terms of applicable trade treaties between the United Kingdom and other countries following its withdrawal from the E.U.;
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
We have completed several acquisitions and divestitures and may in the future pursue additional opportunistic strategic transactions. Our ability to achieve the anticipated benefits of acquisitions or divestitures depends on many factors, including our ability to negotiate favorable terms, close such transactions in a timely and cost-effective manner and successfully integrate any businesses we acquire.
With respect to acquisitions, we may be exposed to successor liability relating to actions taken before the acquisition date. The due diligence we conduct in connection with an acquisition, the controls and policies we implement and any contractual guarantees or indemnities that we receive from the sellers of acquired companies or assets may not be sufficient to protect us from, or compensate us for, actual liabilities. Acquisitions also involve compliance and reputational risks as well as risks relating to differing levels of management and internal control effectiveness, systems integration, impairment charges relating to recorded goodwill and intangible assets, significant accounting charges, completion fees and integration expenses. Sizable acquisitions may also require a material increase in funding to address capital expenditures, working capital requirements and employee retention.
In addition to unanticipated delays, costs and other issues, divestitures may also expose us to liabilities or claims for indemnification for retained liabilities or indemnification obligations associated with the assets or businesses that we sell. The magnitude of any such liability or obligation may be difficult to quantify at the time of the transaction, as it was the case for certain liabilities retained in connection with the sale of our Agricultural Solutions business in 2019. We cannot predict the ultimate resolution of these matters, and there can be no assurance that any such resolution, which may take several years, will not adversely impact our financial position or results of operations.
INDUSTRY RISKS

Industry and consumer trends may cause significant fluctuations in our results of operations and have a material adverse effect on our financial condition.

The specialty chemical industry is subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, finite product lifecycles, raw material price fluctuations, and changes in product supply and demand. For example, the mobile device market, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price; all of which could impact our sale volumes and margins. In the automotive industry, demand for our products and services may be affected by technological advances, changing automotive OEM specifications and other factors beyond our control that impact production levels of our customers, such as interest rates, fuel prices, shifts in vehicle mix, consumer confidence, regulatory and legislative oversight requirements and trade agreements. In addition, technological changes in our customers’ products or processes may make certain of our specialty chemicals unnecessary or obsolete. Customers also have found, and may continue to find, alternative materials or processes, which no longer require our products. All these factors, consumer trends and industry characteristics may impact the demand for our products which may cause significant fluctuations in our results of operations and adversely affect our financial condition and cash flow.
Fluctuations in the supply and prices of raw materials and in other costs may negatively impact our business, financial condition or results of operations.
The unavailability or increased prices of raw materials could have a material adverse impact on our business, financial condition or results of operations. We use a variety of specialty and commodity chemicals in our formulation processes, and such formulation operations depend upon obtaining adequate supplies of raw materials on a timely basis from numerous suppliers in various countries. We typically purchase our major raw materials under existing supply agreements or on an as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, new laws or regulations, protectionist nationalistic trade policies and practices, changes in exchange rates and worldwide price levels. In some cases, we are limited in our ability to purchase certain raw materials from other suppliers due to minimum purchase requirements contained in certain of our supply agreements. Our responsible sourcing practices could also affect the sourcing, pricing, and availability of certain conflict minerals we use in our products. If only a limited pool of our suppliers can demonstrate that they are compliant with the applicable rules, we may not be able to obtain the conflict minerals we need in sufficient quantities or at competitive prices. Further, if we are unable to price our products competitively to timely reflect volatility in prices of raw materials or if we do not accurately estimate the amount of raw materials needed for a specific geographic region, our margins could be adversely affected.
In addition, if the costs of energy, shipping or transportation increase and we are unable to pass along those costs to our customers, our profit margins and working capital would be adversely impacted. Higher commodity and energy prices could result from volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change and weather conditions and other world events. Passing along these costs to our customers by increasing our prices could result in long-term sales declines or loss of market share if our customers were to find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients, which could in turn have an adverse long-term impact on our business, financial condition or results of operations.
LEGAL & REGULATORY RISKS

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
Additionally, we could face infringement claims from our competitors or others alleging our processes or products infringe on their rights. Any settlement or adverse judgment resulting from litigation could result in the payment of material damages and/or require us to change our processes, redesign a certain product partially or completely, stop producing it entirely, obtain a license to continue our use, or potentially be restricted in our use of certain aspects. Further, there is a risk that licensing opportunities may not be available to us on acceptable terms, if at all. Regardless of their merit, infringement claims can be time-consuming, divert the time and attention of our management and technical personnel, and result in material litigation costs.
Finally, our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions, as we would have an unavoidable lower level of visibility into the development process of any newly acquired technologies and the steps taken to safeguard against the risks of infringing the rights of third parties.

Global Regulations
Changes in our effective tax rate, tax cost and tax liabilities could adversely affect our financial condition, results of operations and liquidity.
In 2022, approximately 75% of our net sales were generated outside of the U.S. Given the global nature of our business, a number of factors may increase our effective rate and tax cost, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in the jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Moreover, we are regularly examined by various tax authorities throughout the world, and the final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in additional tax liabilities, which may have an adverse impact on our tax provision, net income and cash flow. Adverse developments in an audit or litigation could also materially and adversely affect us. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that any final determination won't be materially different than the treatment reflected in our historical income tax provisions, accruals and unrecognized tax benefits. Any such difference in treatment could materially and adversely affect our business, financial condition, results of operations and cash flows.
Chemical manufacturing is inherently hazardous and may result in accidents, which may disrupt our operations or expose us to significant losses or liabilities.
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations as our research and development, manufacturing, formulating and packaging activities involve the use of hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate hazardous materials in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, or pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, all or any of which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. As we are dependent on the continued operation of our production facilities (including third-party manufacturing on a tolling basis), the loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition or results of operations.
Because our operations currently use and generate, and have historically used and generated, hazardous materials and waste, we are subject to regulatory oversight and investigation, remediation, and monitoring obligations at our current and former Superfund sites, as well as third-party disposal sites, under federal laws and their state and local analogues, including the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and analogous foreign laws. We are also subject to ongoing obligations at active sites in the U.S. and are conducting closure activities pursuant to the RCRA and CERCLA at several of our sites in the U.S. The costs and liabilities associated with these obligations and activities may be substantial and, to the extent not covered by insurance, may materially impact our financial condition.
Our products are subject to numerous, complex government regulations, and compliance with these regulations could require us to incur additional costs or to reformulate or discontinue certain of our products.
Our products are subject to numerous, complex federal, state, local and foreign customs regulations, imports and international trade laws, export control, antitrust laws, environmental and chemicals manufacturing, global climate change, health and safety requirements and zoning and occupancy laws that regulate manufacturers generally or, more particularly, govern the importation, promotion and sale of our products, the operation of our production and warehouse facilities and our relationship with our customers, suppliers, employees and competitors.

Our products and manufacturing processes are also subject to numerous regulations and ongoing reviews by certain governmental authorities. Current governmental, regulatory and societal demands for increasing levels of product safety, such as chemical composition, packaging and labeling, and environmental protection, such as the management, movement and disposal of hazardous substances, are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. Recent regulations include the European Union's REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), which has been a continuing source of compliance obligations and restrictions on certain chemicals, REACH-like regimes, which have now been adopted in several other countries, and the U.S. Toxic Substances Control Act (TSCA), as amended in June 2016, with the U.S. Environmental Protection Agency (EPA) currently evaluating additional chemicals for regulation under that amended law. Among the more significant changes were mandatory safety reviews of existing "high priority" chemicals and regulatory actions to control any "unreasonable risks" identified as a result of such reviews. The EPA also must find no "unreasonable risk" associated with any new chemical before it can be fully commercialized. These new mandates create uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether any new chemical approval process may become more difficult and costly. U.S. regulations related to the use in our products of certain conflict minerals, and similar laws in other jurisdictions, such as the E.U. Conflict Minerals Regulation, also apply to us. All of these regulations and these types of changes in our regulatory environment, particularly in, but not limited to, the U.S., the E.U. and China, may require us to re-design our products or supply chain to ensure compliance with the applicable standards. For example, compliance with these regulations could require us to use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects, which in turn could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
In the offshore oil industry, we are subject to the hazards inherent in the offshore oil production and drilling industry. Our offshore business produces water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deepwater production and drilling applications. Offshore deepwater oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions. Those hazards could result in personal injury and loss of life, severe damage to, or destruction of, property and equipment, pollution or environmental damage and suspension of operations. A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in our industry. Such insurance does not, however, provide coverage for all liabilities, and there can be no assurance that our insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of a significant offshore deepwater oil production or drilling event that results in liability to us that is not fully insured could have a material adverse effect on our financial condition or results of operations.

Certain of our products may be subject to various export control regulations and exports may require a license from the U.S. Department of State or the U.S. Department of Commerce.
As a global company, we are subject to various laws and regulations relating to the export of products, services and technology. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR), administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and the International Traffic in Arms Regulations (ITAR), administered by the U.S. Department of State’s Directorate of Defense Trade Controls. Some of our products or technology may have military or strategic applications governed by the ITAR or represent so-called “dual use” items governed by the EAR. Although the majority of our relevant products are currently subject to automatic approval and do not require government licenses to be exported to certain jurisdictions or persons, this may change in the future if these laws and regulations are amended or if new laws or regulations are adopted. Any failure to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, any of which could result in a material adverse effect on our business, financial condition or results of operations.
Failure to comply with anti-corruption laws could subject us to penalties and damage our reputation.
Our international operations are subject to the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Under these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. However, in certain of the jurisdictions where we conduct business, we face a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. There can be no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Failure by us or our intermediaries to comply with applicable anti-corruption laws may result in civil and/or criminal penalties or other sanctions, including disgorgement of profits and contract suspensions or cancellations, any of which could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.
Failure to comply with international trade restrictions and economic sanctions laws and regulations could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or generate sales in countries all over the world, including countries that are or may become the target of trade and economic restrictions from the U.S. and/or other countries, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department administer certain laws and regulations that impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, governments, entities, or individuals subject to Economic Sanctions Laws. We have established policies and procedures to assist with our compliance with Economic Sanctions Laws, and we believe we do not unlawfully conduct business in any sanctioned countries. However, given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws driven by geopolitical events, there can be no assurance that our controls and procedures have prevented in the past or will prevent at all times in the future a violation of these laws. Failure to comply with Economic Sanctions Laws, or allegations of such failure, could lead to investigations and/or actions being taken against us which could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.
Changes in data privacy and data protection laws and regulations, or any failure to comply with such laws and regulations, could adversely impact our business.
Our global business is subject to a wide variety of domestic and foreign laws and regulations designed to protect the privacy of customers, employees and other third parties, including, without limitation, the General Data Protection Regulation (GDPR) in the E.U. and the California Consumer Protection Act (CCPA) in the U.S. Additional states, as well as foreign jurisdictions, have enacted or are proposing similar data protection regimes, resulting in a rapidly evolving and uncertain governing landscape. Complying with these various laws and regulations is difficult and could require us to incur substantial costs or change our business practices in a manner adverse to our business. In addition, there can be no assurance that our controls and procedures enable us to be fully compliant. Any failure, or perceived failure, by us to comply with the GDPR, the CCPA or any other applicable regulatory requirements or orders, within the E.U., the U.S. or elsewhere, could result in proceedings or actions against us by governmental entities or individuals; subject us to significant fines, penalties, and/or judgments; require us to change our business practices; limit the offering of our products and services in certain countries; or otherwise adversely affect our business, as we would be at risk to lose both customers and sales, and incur substantial costs.
FINANCIAL RISKS
Our net sales and gross profit have varied depending on our product, customer and geographic mix for any given period which makes it difficult to forecast future operating results.
Our net sales and gross profit vary among our products, customers and markets, and therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, customer and geographic mix reflected in that period’s net sales. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, regulatory conditions and other factors may also result in reductions in revenue or pressure on the gross profit margins in a given period. The varying nature of our product, customer and geographic mix between periods has historically materially impacted our net sales and gross profit between periods during certain recessionary times and may lead to difficulties in measuring the potential impact of market conditions, regulatory changes and/or other factors on our business. As a result, we may be challenged in our ability to forecast our future operating results.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
The reporting currency for our financial statements is the U.S. dollar. However, in 2022, approximately 75% of our net sales are currently generated from non-U.S. operations, which means that we have net sales, substantial assets, liabilities and costs denominated in currencies other than the U.S. dollar. To prepare our Consolidated Financial Statements, we must translate those sales, assets, liabilities and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows and liquidity. There can be no assurance that the techniques we employ to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, will be effective risk management strategies, and our financial condition or results of operations could be adversely impacted.
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
In addition, our Credit Agreement requires that we meet certain financial ratios, including a first lien net leverage ratio based on net debt to EBITDA. EBITDA is a non-GAAP measure of liquidity defined in the Credit Agreement. Our ability to meet these financial covenants depends upon the future successful operating performance of our businesses. If we fail to comply with the Credit Agreement covenants, we would be in default under our term loan and revolving credit facilities and, unless we were to obtain waivers from our lenders, the maturity of our outstanding debt could be accelerated, which could adversely impact our results of operations, financial position and cash flows.
We and our subsidiaries may incur significant additional indebtedness in the future, which would result in additional restrictions upon our business and impact our financial condition.
Our Credit Agreement provides for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of term loans B of $1.15 billion maturing in 2026 and a revolving facility of $375 million maturing in 2027. At December 31, 2022, we had $1.11 billion outstanding under the term loans and full availability of our unused borrowing capacity of $369 million, net of letters of credit, under the revolving facility. We and our subsidiaries may incur significant additional indebtedness in the future. Although our Credit Agreement and the indenture governing our 3.875% USD Notes due

2028 contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. In addition, subject to specified conditions, without the consent of the then-existing lenders, we may add certain incremental term loans or revolving credit facilities, or increase commitments under our revolving credit facility, by up to the sum of (x) the greater of (i) $460 million and (ii) 100% of our consolidated EBITDA, less certain amounts of indebtedness, and (y) an unlimited amount of secured or unsecured incremental debt if, on a pro forma basis, our total first lien net leverage ratio does not exceed certain levels (as described in the Credit Agreement).
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
Changes in interest rates and exchange rates would increase the cost of servicing our debt and impact our results of operations and financial condition.
In order to mitigate our exposure to interest rate and foreign currency risks, we entered into swaps covering 100% of our term loans, consisting of interest rate and cross-currency swaps, which effectively converted our term loans, as U.S. dollar obligations, into fixed-rate euro debt. The swaps relating to our $400 million Add-on Term Loans expire in January 2025 while those relating to our initial $750 million term loans expire in January 2024. If we are unable to renew or elect not to replace these swaps, the cost of servicing our term loans may increase due to fluctuations in interest rates, currency values and/or currency exchange rates, which could reduce our profitability and cash flows and have a material adverse effect on our financial condition.
Any future impairment of our tangible or intangible long-lived assets may materially affect our results of operations.
As a result of our historical acquisitions, as of December 31, 2022, we had approximately $3.22 billion of intangible assets and goodwill. Under GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually. Indicators such as under-performance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, prolonged decline in the value of our stock price, unanticipated competitive activities, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired. To the extent any of our acquired assets do not perform as anticipated, whether due to internal or external factors, the value of such assets may be negatively affected and we may be required to record impairment charges. Our results of operations and financial position in future periods could be negatively impacted should future impairments of our long-lived assets, including intangible assets or goodwill, occur.
GENERAL RISKS
Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose us to new risks.
Increasing focus on ESG matters requires that we devote significant time and resources on ESG tracking and reporting, including the continuous monitoring of various and evolving standards and progress toward our published sustainability goals.

Certain organizations, which provide corporate governance and other risk information to stockholders, have developed, and others may in the future develop, scores and ratings to evaluate companies based upon their ESG metrics and disclosures. Certain investors, particularly institutional investors, use these scores to benchmark companies and make investment and/or voting decisions. In addition, in 2022 the SEC adopted new pay versus performance disclosure requirements and proposed expansive new disclosures related to certain climate-related matters, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics. In this rapidly evolving ESG disclosure context, we may face reputational risk in the event we don't successfully execute our ESG strategy and/or if our ESG disclosures do not meet the expected standards or requirements set by our constituencies. Further, as climate change and other global environmental concerns increase, changes in environmental and climate laws or regulations, in the U.S. and throughout the world, could lead to new or additional investment in product designs, incremental operating expenses and increased environmental expenditures in order to ensure compliance. We expect these ESG disclosure and regulatory trends to continue, and the ultimate cost related to reporting and, where required, compliance could be material.
The extent of the impact of the COVID-19 pandemic on our results of operations and overall financial performance remains uncertain and subject to change.
The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The extent to which this pandemic will continue to impact our business or our future results of operations, financial condition, expected cash flows and/or stock price is currently unknown and will depend on many factors outside of our control, including, without limitation, the duration and scope of the pandemic; the efficacy, availability of effective treatments and vaccines; the imposition of public safety measures; and the impact of COVID-19 on economic activity and the global economy in general, including financial market instability, uncertainty and supply chain disruptions. These factors may adversely impact our business as well as our suppliers, vendors and consumers, who might defer decision making, delay orders or seek to renegotiate or terminate existing agreements. To the extent COVID-19 adversely affects our business, financial condition and results of operations, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
We have numerous equity instruments outstanding that could require the future issuance of additional shares of common stock, which issuance could result in significant dilution of ownership interests and have an adverse effect on our stock price.
In connection with the adoption of our 2013 Plan, which provides for the grant of equity-based awards, including RSUs and options, 15,500,000 shares of common stock were initially reserved and made available for issuance to our officers, other employees and directors. We have granted, and continue to grant, under the 2013 Plan equity instruments that could require us to issue additional shares of our common stock, which issuance could result in a stockholder's percentage ownership being diluted. Specifically, at December 31, 2022, the following instruments were outstanding:
•3,901,630 RSUs with each RSU representing a contingent right to receive one share of our common stock or, for performance-based RSUs, multiple shares depending upon the underlying performance metrics and our performance during the applicable performance period; and
•387,790 options which, once vested, are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder.
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
Our Board of Directors is authorized to create and issue one or more series of preferred stock, and to determine the number of shares constituting the series as well as the designations, powers, preferences, rights, qualifications, limitations and restrictions of each series, including dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. The creation and issuance of one or more series of preferred stock could affect the rights of our common stockholders or reduce the value of our common stock they hold. For example, our Board could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of our common stockholders or have certain anti-takeover effects.
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
We depend on information technology systems throughout the Company to, among other functions, control our manufacturing processes, process orders and bill, collect and make payments, interact with customers and suppliers, manage inventory and otherwise conduct business. We also depend on these systems to respond to customer inquiries, implement our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems to perform as we anticipate, including as a result of significant network or power outages, could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues, which could adversely impact our ability to provide quotes, receive and fulfill customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
In addition, information technology security threats, including security breaches, computer malware, cyber-attacks and other unauthorized access attempts are increasing, in both frequency and sophistication. Any such disruption, if successful, could result in data leaks or otherwise compromise confidential, proprietary and/or business critical information, cause a disruption in our operations or harm our reputation. As previously announced, we have in the past experienced a cyber intrusion and may in the future be subject to additional intrusion events. There can be no assurance that the controls and procedures that we put in place will be sufficient or adequate to protect us. Further, as cyber threats are continually evolving, we may be required to devote additional resources to modify or enhance our systems in the future. Any breaches or compromises of data, and/or misappropriation of information resulting from such disruptions could result in violation of privacy and other laws, litigation, fines, negative publicity, loss of investor confidence, lost sales, business delays, indemnity obligations and/or material costs not covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
We believe our customers rely on our ability to timely deliver products of constant quality which are integral to their manufacturing processes and overall product performance. Our ability to meet these expectations relies on continuous access to multiple sources of raw materials and working closely with our suppliers and contract manufacturers to help ensure continuity of supply while maintaining high quality. Natural or human-induced disasters including, but not limited to, earthquakes; tsunamis; floods; hurricanes, cyclones or typhoons; fires; other extreme weather conditions; power or water shortages; telecommunications failures; materials scarcity and price volatility; terrorist acts, civil unrest, conflicts or wars; and epidemics, pandemics or other health crises could seriously harm our operations as well as the operations of our customers and suppliers. The occurrence of one or more of these unexpected events, in the U.S. or in other countries in which we operate, could limit our ability to access the quantity and quality of raw materials we need and/or increase the price of these materials as worldwide supply and demand may be seriously impacted. In addition, extreme weather, natural disasters or other unexpected events could result in physical damage to, and closure of, one or more of our manufacturing or sale facilities, temporary or long-term disruption in our supply chain and/or disruption of our ability to deliver products and services to our customers and/or increase the risk of chemical spills, other discharges or releases of toxic or hazardous substances or pipeline ruptures, all of which could in turn adversely affect our operations, financial condition, reputation and/or stock price. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if such events are catastrophic in nature or occur in combination. In addition, as climate change, low carbon and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, there can be no assurance that future material capital expenditures or incremental operating expenses will not be required in order to ensure compliance.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2022, our physical presence included 54 manufacturing sites, of which 13 included research facilities, and 9 stand-alone research centers. Of our manufacturing facilities, 10 were located in the U.S. with the remaining international facilities located primarily in Asia and Europe. We owned 27 of our manufacturing facilities, of which 7 included research facilities, and 4 stand-alone research centers. In addition to the remaining manufacturing and research facilities, we leased the majority of our office, warehouse and other physical locations. Among our two business segments, Electronics and Industrial & Specialty utilize 21 and 19 of our manufacturing facilities, respectively, with the remaining 14 manufacturing facilities being shared between the two segments.
We believe that all of our significant facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes. See Note 6, Property, Plant and Equipment, Net, to the Consolidated Financial Statements included in this 2022 Annual Report for amounts invested in land, buildings, machinery, and equipment, and Note 16, Leases, to the Consolidated Financial Statements included in this 2022 Annual Report for information about our operating lease commitments.
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
In addition, we are involved in various claims relating to environmental matters at current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 17, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2022 Annual Report.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ESI.” On February 17, 2023, there were approximately 185 registered holders of record of our common stock, par value $0.01 per share, and the closing price of our common stock was $20.13.
Dividends
We declared and paid cash dividends on our common stock of $78.4 million, $61.9 million and $12.4 million during the years ended December 31, 2022, 2021 and 2020, respectively.
On February 13, 2023, our Board declared a cash dividend of $0.08 per outstanding share of our common stock. The dividend is expected to be paid on March 15, 2023 to stockholders of record at the close of business on March 1, 2023.
We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Standard and Poor's 500 Index and the S&P 500 Specialty Chemicals Index from December 31, 2017 through December 31, 2022, assuming a $100 investment in our common stock on December 31, 2017 and the reinvestment of all dividends thereafter.

Indexed Stock Performance
300
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Element Solutions Inc.
S&P 500 Index
S&P 500 Specialty Chemicals Index

The stock performance shown on this graph is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock. This performance graph and related information is not deemed to be "soliciting material" or "filed" with the SEC and should not be deemed incorporated by reference into any of our prior or future filings under the Securities Act or the Exchange Act.
Equity Compensation Plan Information
The information regarding our equity compensation plans will be included in the 2023 Proxy Statement under the heading "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2022 Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2022, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1) (in millions)
October 1 - October 31	1,799,924	$16.93	1,799,924	$585
November 1 - November 30	202,433	$17.27	202,433	$582
December 1 - December 31	28,285	$17.92	28,285	$581
Total	2,030,642	$16.97	2,030,642
(1) In November 2021, our Board increased the authorization under our stock repurchase program to $750 million. Our program does not require the repurchase of any specific number of shares and share repurchases are made opportunistically at the discretion of the Company. The program does not have an expiration date but may be suspended or terminated by the Board at any time.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under our stock repurchase program and, therefore, are excluded from the table above.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2022 Annual Report and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2022 Annual Report. “Overview” and "2022 Highlights" briefly present our business and certain significant events addressed in this section or elsewhere in this 2022 Annual Report. This 2022 Annual Report should be read in its entirety for a complete description of our business and discussion of these events.
Overview
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
Our operations are organized into two segments: Electronics and Industrial & Specialty. In 2022, we achieved net sales of $2.55 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 63% and 37%, respectively.
Each of our segments is described below:
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as solders, pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemical solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Industrial & Specialty – The Industrial & Specialty segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids in offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets. The segment provides specialty chemical solutions through the following businesses: Industrial Solutions, Graphics Solutions and Energy Solutions.
2022 Highlights
•Resilient Financial Performance in a Challenging Market – During the year, the business grew its reported and organic sales by 6% and 5%, respectively, despite declines in volume in its key end-markets, including mobile phones and consumer electronics. This resilience was driven by strong commercial execution with new customers in existing and new markets and significant pricing actions. In spite of volumes in our end-market declining and meaningful inflation in our supply chains increasing our costs, we modestly grew our Adjusted EBITDA.
•HSO Acquisition - On January 26, 2022, we completed the HSO Acquisition for approximately $23 million, net of cash. HSO is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. HSO is included in our Industrial Solutions business line within our Industrial & Specialty segment.
•Repurchases of Common Stock - During the year ended December 31, 2022, we repurchased 8.0 million shares of our common stock for $151 million. The remaining authorization under our stock repurchase program was approximately $581 million at December 31, 2022.

•Cash Dividends - During the year ended December 31, 2022, approximately $78.4 million was returned to our shareholders in the form of cash dividends.
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
Foreign Currency Exposure
In 2022, approximately 75% of our net sales originated outside of the U.S. and were denominated in numerous currencies, including the euro, Chinese yuan, British pound, and Taiwan dollar. Therefore, fluctuations in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance. Foreign exchange translation negatively impacted our 2022 net sales performance by approximately 7%.
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
We consider the accounting estimates discussed below to be critical to the understanding of our financial statements and involve difficult, subjective or complex judgments that could potentially affect our reported results. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2022 Annual Report for a detailed discussion of the application of these and other accounting policies.
Revenue Recognition
We recognize revenue when a customer obtains control of the products it purchased, which occurs upon shipment or delivery, when title or the risks and rewards of ownership have been passed on to the customer, our performance obligations have been fulfilled and collectability is probable. Estimates for sales rebates, incentives and discounts as well as sales returns and allowances are accounted for as reductions of revenue when the earnings process is complete. Differences between estimated expense and actual costs are typically immaterial and are recognized in earnings in the period such differences are determined.
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

Goodwill
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired. Our reporting units are determined based upon our organizational structure in place at the date of the goodwill impairment test. The fair value of a reporting unit is based equally on market multiples and the present value of discounted future cash flows. The discounted cash flows are prepared based upon cash flows at the reporting unit level and involve significant judgments related to future growth rates, gross profit, operating expenses and discount rates, among other considerations, from the vantage point of a market participant.
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
As part of our goodwill impairment test in the fourth quarter of 2022, we determined that the excess of the fair values of the Graphics Solutions and Energy Solutions reporting units within our Industrial & Specialty segment exceeded their carrying values by approximately 20%. Goodwill assigned to the Graphics Solutions and Energy Solutions reporting units was approximately $212 million and $233 million, respectively, as of the assessment date. The estimated fair values of these reporting units are highly sensitive to changes in these estimates and assumptions; therefore, in some instances, changes in these assumptions may impact whether the fair value of a reporting unit is greater than its carrying value. We performed a sensitivity analysis around these assumptions in order to assess the reasonableness of the assumptions and the resulting estimated fair values. Based on the sensitivity analysis performed for the Graphics Solutions and Energy Solutions reporting units, a 50 basis point increase in the WACC or 50 basis point decrease in the terminal growth rate, without any other changes to the valuations, would not result in the carrying value of either reporting unit being greater than the fair value. Future impairments of these reporting units may occur if the businesses do not achieve their expected cash flows or macroeconomic conditions result in an increase in the WACC used to estimate fair value. See Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements included in this 2022 Annual Report for additional information.
Income Taxes
We recognize deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets resulting in additional income tax expense. We evaluate our valuation allowance conclusions on a quarterly basis based on available evidence and realization of deferred tax assets ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. Changes in our estimates of and reliance on such evidence may affect the estimate of the realization of the benefits of tax attribute carryforwards.
Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.
Tax benefits are recognized for an uncertain tax position when we consider it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this 2022 Annual Report.

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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this 2022 Annual Report and not to rely on any single financial measure to evaluate our business.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA and more information about the adjustments made, see Note 22, Segment Information, to the Consolidated Financial Statements included in this 2022 Annual Report.

Results of Operations

			Change - 2022 vs 2021				Change - 2021 vs 2020
(dollars in millions)	2022	2021	Reported	Constant Currency	Organic	2020	Reported	Constant Currency	Organic
Net sales	$2,549.4	$2,399.8	6%	13%	5%	$1,853.7	29%	26%	13%
Cost of sales	1,596.7	1,439.0	11%	19%		1,067.7	35%	32%
Gross profit	952.7	960.8	(1)%	5%		786.0	22%	19%
Gross margin	37.4%	40.0%	(260) bps	(300) bps		42.4%	(240) bps	(250) bps
Operating expenses	627.4	660.9	(5)%	(1)%		553.3	19%	17%
Operating profit	325.3	299.9	8%	17%		232.7	29%	23%
Operating margin	12.8%	12.5%	30 bps	40 bps		12.6%	(10) bps	(40) bps
Other expense, net	(53.3)	(48.2)	11%			(151.6)	(nm)
Income tax expense	(85.8)	(48.3)	78%			(4.3)	(nm)
Net income from continuing operations	186.2	203.4	(8)%			76.8	(nm)
Income (loss) from discontinued operations, net	1.8	0.3	(nm)			(1.1)	(nm)
Net income	$188.0	$203.7	(8)%			$75.7	169%

Adjusted EBITDA	$526.6	$524.8	0%	8%		$423.3	24%	20%
Adjusted EBITDA margin	20.7%	21.9%	(120) bps	(110) bps		22.8%	(90) bps	(120) bps
(nm) Calculation not meaningful.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net Sales
Net sales for 2022 increased 6% on a reported basis, 13% on a constant currency basis and 5% on an organic basis. Electronics' consolidated results were positively impacted by $9.7 million of pass-through metals pricing and $13.5 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $176 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Year ended December 31,		% Change
(dollars in millions)	2022	2021	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$839.4	$824.2	2%	6%	8%	(1)%	—%	7%
Circuitry Solutions	496.5	503.7	(1)%	5%	4%	—%	—%	4%
Semiconductor Solutions	268.2	254.6	5%	3%	9%	—%	(5)%	3%
Total	$1,604.1	$1,582.5	1%	5%	7%	(1)%	(1)%	5%

Industrial & Specialty:
Industrial Solutions	$728.3	$599.7	21%	13%	35%	—%	(29)%	5%
Graphics Solutions	150.1	155.5	(3)%	4%	0%	—%	—%	0%
Energy Solutions	66.9	62.1	8%	5%	12%	—%	—%	12%
Total	$945.3	$817.3	16%	11%	26%	—%	(22)%	5%

Total	$2,549.4	$2,399.8	6%	7%	13%	0%	(8)%	5%
NOTE: Totals may not sum due to rounding.
Electronics' net sales for 2022 increased 1% on a reported basis, 7% on a constant currency basis and 5% on an organic basis.
•Assembly Solutions: net sales increased 2% on a reported basis and 7% on an organic basis. Pass-through metals pricing had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 6% on reported net sales. The increase in organic net sales was primarily due to strong demand from power electronics customers and continued growth across most core assembly end-markets.
•Circuitry Solutions: net sales decreased 1% on a reported basis and increased 4% on an organic basis. Foreign exchange had a negative impact of 5% on reported net sales. The increase in organic net sales was primarily due to growth in the memory disk business in the first half of 2022, new customer wins and pricing actions.
•Semiconductor Solutions: net sales increased 5% on a reported basis and 3% on an organic basis. The HKW Acquisition had a positive impact of 5% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to strong end-market demand in the first half of 2022 and new customer wins in advanced packaging chemistries for high-end electronics end-markets.
Industrial & Specialty's net sales for 2022 increased 16% on a reported basis, 26% on a constant currency basis and 5% on an organic basis.
•Industrial Solutions: net sales increased 21% on a reported basis and 5% on an organic basis. The Coventya and HSO Acquisitions had a positive impact of 29% on reported net sales. Foreign exchange had a negative impact of 13% on reported net sales. The increase in organic net sales was primarily due to growth in automotive, construction and industrial manufacturing markets, partially offset by reduced activity in Asia in the second half of 2022.
•Graphics Solutions: net sales decreased 3% on a reported basis and was approximately flat on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. Organic net sales reflect new customer wins partially offset by softening demand, which resulted in our customers extending the replacement cycle for flexographic plates.

•Energy Solutions: net sales increased 8% on a reported basis and 12% on an organic basis. Foreign exchange had a negative impact of 5% on reported net sales. The increase in organic net sales was primarily due to increased global production and drilling activity and cost inflation driven pricing actions which accelerated in the second half of 2022.
Gross Profit

	Year Ended December 31,		Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Gross profit:
Electronics	$594.1	$617.5	(4)%	0%
Industrial & Specialty	358.6	343.3	4%	14%
Total	$952.7	$960.8	(1)%	5%

Gross profit margin:
Electronics	37.0%	39.0%	(200) bps	(240) bps
Industrial & Specialty	37.9%	42.0%	(410) bps	(430) bps
Total	37.4%	40.0%	(260) bps	(300) bps
Electronics' gross profit for 2022 decreased 4% on a reported basis and remained approximately flat on a constant currency basis. The constant currency gross profit reflects increased net sales in most business lines, partially offset by higher raw material and logistics costs. The decrease in gross margin was primarily due to increased net sales of products containing pass-through metals in our Assembly business, higher raw material prices and logistics costs.

Industrial & Specialty's gross profit for 2022 increased 4% on a reported basis and 14% on a constant currency basis. The constant currency increase in gross profit was primarily driven by the contribution of $59.0 million from the Coventya Acquisition. The decrease in gross margin was primarily due to higher raw material prices, particularly attributable to our Graphics business, and logistics costs, as well as unfavorable product mix.
Operating Expenses

	Year ended December 31,		Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Selling, technical, general and administrative (STG&A)	$578.6	$611.2	(5)%	(1)%
Research and development (R&D)	48.8	49.7	(2)%	0%
Total	$627.4	$660.9	(5)%	(1)%

Operating Expenses as % of Net Sales
STG&A	22.7%	25.5%	(280) bps	(320) bps
R&D	1.9%	2.1%	(20) bps	(30) bps
Total	24.6%	27.5%	(290) bps	(340) bps
Operating expenses for 2022 decreased 5% on a reported basis and 1% on a constant currency basis. The constant currency decrease was primarily driven by $30.3 million of lower incentive compensation costs (a combination of a lower 2022 accrual reflecting actual business performance and 2021 reflecting above target performance), $22.6 million of lower stock compensation expense for performance-based RSUs as compared to the 2021 period when the vesting of certain significant awards became probable and synergies, primarily as a result of the Coventya Acquisition. These decreases were partially offset by $52.0 million of incremental operating expenses related to the Coventya and HSO Acquisitions (which include the impact of purchase accounting and restructuring costs of $18.2 million).

Other (Expense) Income, net

	Year Ended December 31,
(dollars in millions)	2022	2021
Interest expense, net	$(51.2)	$(54.2)
Foreign exchange (loss) gain	(5.0)	15.8
Other income (expense), net	2.9	(9.8)
Total	$(53.3)	$(48.2)
Interest expense, net

Interest expense, net reflects increased interest costs associated with the $400 million Add-on Term Loan, which was borrowed on September 1, 2021, offset by the impact of the weakening of the euro, as compared to the U.S. dollar, as our interest rate and cross-currency swaps have effectively converted our U.S. dollar denominated Term Loans into fixed-rate euro-denominated debt and increased interest income of $1.6 million. See Note 12, Financial Instruments, for further discussion of these derivative instruments.
Foreign exchange (loss) gain
Foreign exchange loss increased $20.8 million, primarily due to the remeasurement of euro-denominated intercompany balances.
Other income (expense), net
Other income, net for 2022 included $0.3 million of net gains associated with metals derivative contracts ($1.6 million of realized gains and $1.3 million of unrealized losses). Other expense, net for 2021 included $11.9 million of net losses associated with metals derivative contracts ($12.0 million of realized losses and $0.1 million of unrealized gains). These metal derivative contracts primarily represented hedges on our inventory associated with pass-through metals pricing in our Assembly business. See Note 12, Financial Instruments, for further discussion of these derivative instruments.
Income Tax
The income tax expense for 2022 totaled $85.8 million, as compared to $48.3 million in 2021. For additional information see Note 10, Income Taxes, to the Consolidated Financial Statements included in this 2022 Annual Report.
Segment Adjusted EBITDA Performance

	Year Ended December 31,		Change
(dollars in millions)	2022	2021	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$362.1	$372.0	(3)%	3%
Industrial & Specialty	164.5	152.8	8%	21%
Total	$526.6	$524.8	0%	8%

Adjusted EBITDA margin:
Electronics	22.6%	23.5%	(90) bps	(90) bps
Industrial & Specialty	17.4%	18.7%	(130) bps	(90) bps
Total	20.7%	21.9%	(120) bps	(110) bps
Electronics' Adjusted EBITDA for 2022 decreased 3% on a reported basis and increased 3% on a constant currency basis. The constant currency increase was primarily driven by lower operating expenses.
Industrial & Specialty's Adjusted EBITDA for 2022 increased 8% on a reported basis and 21% on a constant currency basis. The Coventya Acquisition had a positive impact on Industrial & Specialty's Adjusted EBITDA including synergies, which was partially offset by higher logistics costs and raw material prices and unfavorable product mix.

Comparison of Fiscal Years 2021 and 2020
For the comparison of fiscal years 2021 and 2020, see "Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2021 Annual Report on Form 10-K and incorporated by reference into this 2022 Annual Report.

Liquidity and Capital Resources
Our primary sources of liquidity during 2022 were available cash generated from operations and cash on hand. Our primary uses of cash and cash equivalents were to repurchase shares of our common stock under our stock repurchase program, pay cash dividends, capital expenditures, fund operations including working capital, purchase shares of our common stock withheld by us to satisfy the tax withholding requirements related to the vesting of RSUs and to fund the HSO Acquisition as well as debt service obligations. Our interest rate swaps and cross-currency swaps associated with the initial $750 million term loans expire on January 2024. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026. In the fourth quarter of 2022, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During 2022, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $266 million of cash and cash equivalents at December 31, 2022, $174 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Cash provided by operating activities	$295.9	$326.0	$276.0
Cash used in investing activities	$(75.2)	$(568.9)	$(39.9)
Cash (used in) provided by financing activities	$(275.6)	$290.0	$(123.6)
Year Ended December 31, 2022 compared to Year Ended December 31, 2021
Operating Activities
The decrease in net cash flows provided by operating activities of $30.1 million was primarily driven by higher annual incentive compensation payments, primarily in the first quarter of 2022, that were associated with our 2021 performance, partially offset by improved management of working capital and higher cash operating profits (net income adjusted for non-cash items).

Investing Activities
During 2022, we paid approximately $23 million in connection with the HSO Acquisition. During 2021, we paid $486 million in connection with the Coventya Acquisition, $50.9 million in connection with the HKW Acquisition and received $19.0 million for the sale of a dormant facility in New Jersey.
Financing Activities
During 2022, we paid $151 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $78.4 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During 2021, we borrowed $400 million of Add-on Term Loans to finance the Coventya Acquisition and received net proceeds of $393 million after considering discounts and fees, and paid $61.9 million of cash dividends on shares of our common stock and $19.6 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program.
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
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 4.8% and 3.1% for our Domestic and Foreign Pension Plans, respectively, to determine our net periodic pension expense for 2022. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields and expected future pension benefit payments. Discount rates of 5.2% and 3.5% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2022, compared to rates of 2.8% and 1.2% established for those respective plans at December 31, 2021. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase in the discount rate would increase the pension plan expense by approximately $0.9 million and decrease the pension benefit obligation by approximately $16.5 million, whereas a one percent decrease in the discount rate would decrease the pension plan expense by approximately $1.9 million and increase the pension benefit obligation by approximately $19.2 million.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets. Our investment policies attempt to achieve a mix of approximately 92% of plan investments for liability-matching, 6% for long-term growth, and 2% for near-term benefit payments. The weighted average asset allocation of the Domestic Pension Plan was 92% fixed income holdings, 6% equity securities and derivatives and 2% cash at December 31, 2022.
The Domestic Pension Plans were underfunded by $16.5 million at December 31, 2022 compared to $8.1 million at December 31, 2021. The decrease in the funding position was primarily driven by a $49.1 million loss on plan assets and $6.3 million of interest costs partially offset by $46.6 million of actuarial gains due to changes in plan assumptions and experience.
The Foreign Pension Plans were underfunded by $14.5 million at December 31, 2022 compared to $21.0 million at December 31, 2021.
We are not required to make any material plan contributions in 2023. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities and Senior Notes
At December 31, 2022, we had $1.90 billion of indebtedness, net of unamortized discounts and debt issuance costs of $18.7 million, which primarily included:

•$1.11 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $391 million at December 31, 2022 (net of $6.0 million of stand-by letters of credit, which reduce our borrowing capacity).
Covenants
At December 31, 2022, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risk associated with our long-term debt and other financing commitments. At December 31, 2022, we had total debt of $1.90 billion, net of unamortized discounts and debt issuance costs of $18.7 million, including approximately $1.11 billion of variable interest rate debt based on the one-month Secured Overnight Financing Rate (SOFR).
We use interest rate swaps and cross-currency swaps designed to reduce our exposure to interest rate risk and foreign currency risk. We designate the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. These swaps effectively convert all of our term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps. The net result of these hedges, which expire in January 2024 and 2025, respectively, was an interest rate of approximately 1.6% at December 31, 2022, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. See Note 12, Financial Instruments, to the Consolidated Financial Statements included in this 2022 Annual Report for additional information.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties. The credit exposure related to these financial instruments is considered in the fair values of such contracts. We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis. At December 31, 2022, we believe that our exposure to counterparty risk was immaterial.
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, our financial reporting currency. In 2022, approximately 75% of our net sales were generated outside of the U.S. Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable. Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. dollar and the following currencies: euro, Chinese yuan, British pound, and Taiwan dollar. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. dollar. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings.
We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges designed to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to mitigate our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. At December 31, 2022, the aggregate U.S. dollar notional amount of foreign currency forward contracts totaled $105 million. None of these foreign currency forward contracts were designated as hedges for accounting purposes. Their fair value at December 31, 2022 was a $0.3 million net current liability, and net realized and unrealized losses on such contracts for 2022 totaled $2.3 million.
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
Periodically, we employ forward metals contracts or other financial instruments to hedge commodity price or other price risks. Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases. We continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. At December 31, 2022, the aggregate U.S. dollar notional amount of metals futures contracts, none of which were designated as hedges for accounting purposes, totaled $45.7 million. The fair value of the metals forward contracts at December 31, 2022 was a $2.5 million net current liability and net realized and unrealized gains on such contracts for 2022 totaled $0.3 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2022 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that at December 31, 2022 our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting at December 31, 2022 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2022 Annual Report.
Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), as required by Rule 13a-15(d) under the Exchange Act, there have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item regarding the Company's executive officers, directors and Audit Committee of the Board will be included in the 2023 Proxy Statement under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Corporate Governance," and is incorporated by reference into this 2022 Annual Report.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2023 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Executive Compensation Tables" and "Corporate Governance - Compensation Committee interlocks and Insider Participation," and is incorporated by reference into this 2022 Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2023 Proxy Statement under the headings "Security Ownership" and "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2022 Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2023 Proxy Statement under the headings "Corporate Governance - Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence," and is incorporated by reference into this 2022 Annual Report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2023 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 4 - Ratification of Independent Registered Public Accounting Firm for 2023," and is incorporated by reference into this 2022 Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2022 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
3.1(a)	Certificate of Incorporation, dated January 22, 2014	S-4 POS	333-192778	3.1	1/24/2014
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2014	8-K	001-36272	3.1	6/13/2014
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated January 31, 2019	8-K	001-36272	3.1	2/5/2019
3.2	Amended and Restated By-laws	8-K	001-36272	3.2	2/5/2019
4.1	Specimen Common Stock certificate	8-K	001-36272	4.1	2/5/2019
4.2	Description of Common Stock	10-K	001-36272	4.2	2/23/2022
4.3	Indenture, dated as of August 18, 2020, among the Company, the guarantors named therein and the Trustee	8-K	001-36272	4.1	8/18/2020
4.4	Form of 3.875% senior notes due 2028 (Exhibit A)	8-K	001-36272	A to 4.01	8/18/2020
10.1**	Credit Agreement, dated as of January 31, 2019, by and among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	2/5/2019
10.2**	Amendment No.1 to Credit Agreement, dated November 26, 2019, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	12/3/2019
10.3**	Amendment No. 3 to Credit Agreement, dated September 1, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	8-K	001-36272	10.1	9/1/2021
10.4**	Amendment No.4 to Credit Agreement, dated December 17, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	10-K	001-36272	10.4	2/22/2023

		Incorporated by Reference				Included in this 2022 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.5**	Amendment No.6 and Joinder to Credit Agreement, dated November 15, 2022, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent	8-K	001-36272	10.1	11/15/2022
10.6**	Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid Incorporated, and the subsidiaries of the Company from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	8-K	001-36272	10.2	2/5/2019
10.7†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.2	8/2/2019
10.8†	Element Solutions Inc 2014 Employee Stock Purchase Plan	10-Q	001-36272	10.3	8/2/2019
10.9†	Form of Restricted Stock Unit Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.7	2/25/2021
10.10†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.9	2/25/2021
10.11†	Form of Non-Qualified Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.3	3/25/2016
10.12†	Form of Incentive Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.23	2/28/2019
10.13†	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.14†	Form of Change in Control Agreement	10-K	001-36272	10.2	2/23/2022
10.15	Advisory Services Agreement, dated October 31, 2013, by and between Element Solutions Inc (f/k/a Platform Specialty Products Corporation) and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14.1	2/28/2019
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

		Incorporated by Reference				Included in this 2022 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents					X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Furnished herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
†	Management contract or compensatory plan or arrangement.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
Date:	February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Benjamin Gliklich	Director, President and Chief Executive Officer	February 22, 2023
Benjamin Gliklich	(Principal Executive Officer)

/s/ Carey J. Dorman	Executive Vice President and Chief Financial Officer	February 22, 2023
Carey J. Dorman	(Principal Financial Officer)

/s/ Michael Russnok	Chief Accounting Officer	February 22, 2023
Michael Russnok	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Executive Chairman of the Board	February 22, 2023
Sir Martin E. Franklin

/s/ Ian G.H. Ashken	Director	February 22, 2023
Ian G.H. Ashken

/s/ Elyse Napoli Filon	Director	February 22, 2023
Elyse Napoli Filon

/s/ Christopher T. Fraser	Director	February 22, 2023
Christopher T. Fraser

/s/ Michael F. Goss	Director	February 22, 2023
Michael F. Goss

/s/ Nichelle Maynard-Elliott	Director	February 22, 2023
Nichelle Maynard-Elliott

/s/ E. Stanley O’Neal	Director	February 22, 2023
E. Stanley O’Neal

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Element Solutions Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Element Solutions Inc and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment– Graphics Solutions and Energy Solutions Reporting Units

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.41 billion as of December 31, 2022 and goodwill associated with the Graphics Solutions and Energy Solutions reporting units was approximately $217 and $241 million, respectively. Goodwill is tested for impairment by management at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired using either a qualitative or quantitative approach. For the quantitative test, management tests for impairment by comparing the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is based equally on market multiples and the present value of discounted future cash flows. The cash flow model utilized by management in the goodwill impairment test involves significant judgments related to future growth rates, gross profit, operating expenses and discount rates, among other considerations, from the vantage point of a market participant.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Graphics Solutions and Energy Solutions reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future growth rates, gross profit, operating expenses and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Graphics Solutions and Energy Solutions reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used in the methods; and (iv) evaluating the significant assumptions used by management related to future growth rates, gross profit, operating expenses and the discount rate. Evaluating management’s assumptions related to future growth rates, gross profit and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 22, 2023

We have served as the Company’s auditor since 2013.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$2,549.4	$2,399.8	$1,853.7
Cost of sales	1,596.7	1,439.0	1,067.7
Gross profit	952.7	960.8	786.0
Operating expenses:
Selling, technical, general and administrative	578.6	611.2	504.7
Research and development	48.8	49.7	48.6
Total operating expenses	627.4	660.9	553.3
Operating profit	325.3	299.9	232.7
Other (expense) income:
Interest expense, net	(51.2)	(54.2)	(63.4)
Foreign exchange (loss) gain	(5.0)	15.8	(36.5)
Other income (expense), net	2.9	(9.8)	(51.7)
Total other expense	(53.3)	(48.2)	(151.6)
Income before income taxes and non-controlling interests	272.0	251.7	81.1
Income tax expense	(85.8)	(48.3)	(4.3)
Net income from continuing operations	186.2	203.4	76.8
Income (loss) from discontinued operations, net of tax	1.8	0.3	(1.1)
Net income	188.0	203.7	75.7
Net income attributable to the non-controlling interests	(0.8)	(0.4)	—
Net income attributable to common stockholders	$187.2	$203.3	$75.7

Earnings (loss) per share
Basic from continuing operations	$0.75	$0.82	$0.31
Basic from discontinued operations	0.01	—	(0.01)
Basic attributable to common stockholders	$0.76	$0.82	$0.30

Diluted from continuing operations	$0.75	$0.82	$0.31
Diluted from discontinued operations	0.01	—	(0.01)
Diluted attributable to common stockholders	$0.76	$0.82	$0.30

Weighted average common shares outstanding
Basic	245.1	247.4	248.8
Diluted	245.8	247.9	249.9

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$188.0	$203.7	$75.7

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(6.1), $6.0 and $(15.7) for 2022, 2021 and 2020, respectively	(148.5)	(43.2)	107.4
Total foreign currency translation adjustments	(148.5)	(43.2)	107.4
Pension and post-retirement plans:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(1.8), $0.4 and $1.1 for 2022, 2021 and 2020, respectively	(5.2)	2.9	4.4
Total pension and post-retirement plans	(5.2)	2.9	4.4
Unrealized gain on available-for-sale debt securities:
Other comprehensive gain before reclassifications, net of tax benefit of $0.0 for 2022	1.1	—	—
Total unrealized gain on available-for-sale debt securities	1.1	—	—
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense of $15.8, $7.8 and $1.6 for 2022, 2021 and 2020, respectively	48.2	6.2	(40.2)
Reclassifications, net of tax expense of $0.0 for 2022, 2021 and 2020, respectively	1.5	18.9	14.1
Total unrealized gain (loss) arising on qualified hedging derivatives	49.7	25.1	(26.1)
Other comprehensive (loss) income	(102.9)	(15.2)	85.7

Comprehensive income	85.1	188.5	161.4
Comprehensive loss attributable to the non-controlling interests	1.4	12.2	—
Comprehensive income attributable to stockholders	$86.5	$200.7	$161.4

 See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2022	2021
Assets
Cash & cash equivalents	$265.6	$330.1
Accounts receivable, net of allowance for doubtful accounts of $14.4 and $12.2 at December 31, 2022 and 2021, respectively	455.8	492.2
Inventories	290.7	274.4
Prepaid expenses	38.5	29.4
Other current assets	138.1	88.4
Total current assets	1,188.7	1,214.5
Property, plant and equipment, net	277.2	278.1
Goodwill	2,412.8	2,526.3
Intangible assets, net	805.5	956.7
Deferred income tax assets	51.5	81.5
Other assets	168.0	81.3
Total assets	$4,903.7	$5,138.4
Liabilities and stockholders' equity
Accounts payable	$132.2	$138.4
Current installments of long-term debt	11.5	12.7
Accrued expenses and other current liabilities	200.7	264.1
Total current liabilities	344.4	415.2
Debt	1,883.8	1,894.2
Pension and post-retirement benefits	36.7	36.1
Deferred income tax liabilities	121.2	140.0
Other liabilities	168.5	152.1
Total liabilities	2,554.6	2,637.6
Commitments and contingencies (Note 17)
Stockholders' equity
Common stock, 400.0 shares authorized (2022: 265.1 shares issued; 2021: 261.9 shares issued)	2.7	2.6
Additional paid-in capital	4,185.9	4,166.6
Treasury stock (2022: 24.3 shares; 2021: 15.2 shares)	(334.2)	(159.2)
Accumulated deficit	(1,223.8)	(1,331.9)
Accumulated other comprehensive loss	(298.1)	(197.4)
Total stockholders' equity	2,332.5	2,480.7
Non-controlling interests	16.6	20.1
Total equity	2,349.1	2,500.8
Total liabilities and stockholders' equity	$4,903.7	$5,138.4
See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$188.0	$203.7	$75.7
Income (loss) from discontinued operations, net of tax	1.8	0.3	(1.1)
Net income from continuing operations	186.2	203.4	76.8
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	161.3	163.9	161.4
Deferred income taxes	15.1	(46.7)	(53.0)
Foreign exchange loss (gain)	3.4	(6.9)	29.3
Incentive stock compensation	17.7	40.1	6.0
Other, net	11.4	18.0	61.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6.4	(48.7)	(27.3)
Inventories	(31.2)	(46.5)	1.4
Accounts payable	(0.1)	16.8	(5.3)
Accrued expenses	(33.0)	42.6	26.1
Prepaid expenses and other current assets	(26.6)	(25.1)	(9.6)
Other assets and liabilities	(14.7)	15.1	8.9
Net cash flows provided by operating activities	295.9	326.0	276.0
Cash flows from investing activities:
Capital expenditures	(47.8)	(46.3)	(28.8)
Proceeds from disposal of property, plant and equipment	4.8	—	1.7
Acquisitions of businesses, net of cash acquired	(22.6)	(536.5)	(9.0)
Other, net	(9.6)	13.9	(3.8)
Net cash flows used in investing activities	(75.2)	(568.9)	(39.9)
Cash flows from financing activities:
Debt proceeds, net of discount	—	398.0	800.0
Repayments of borrowings	(16.4)	(10.0)	(807.9)
Repurchases of common stock	(151.0)	(19.6)	(55.7)
Dividends	(78.4)	(61.9)	(12.4)
Payment of financing fees	(1.9)	(5.1)	(46.2)
Other, net	(27.9)	(11.4)	(1.4)
Net cash flows (used in) provided by financing activities	(275.6)	290.0	(123.6)
Net cash flows provided by (used in) operating activities of discontinued operations	1.8	(3.5)	(14.7)
Effect of exchange rate changes on cash and cash equivalents	(11.4)	(5.4)	4.0
Net (decrease) increase in cash and cash equivalents	(64.5)	38.2	101.8
Cash and cash equivalents at beginning of period	330.1	291.9	190.1
Cash and cash equivalents at end of period	$265.6	$330.1	$291.9
Supplemental disclosure information of continuing operations:
Cash paid for interest	$46.9	$50.6	$51.8
Cash paid for income taxes	$66.5	$71.2	$66.5
Supplemental disclosure information of discontinued operations:
Cash paid for income taxes	$—	$3.1	$14.0

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	187.2	—	187.2	0.8	188.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(100.7)	(100.7)	(2.2)	(102.9)
Issuance of common stock under Employee Stock Purchase Plan	79,075	—	1.3	—	—	—	—	1.3	—	1.3
Repurchases of common stock	—	—	—	8,042,587	(151.0)	—	—	(151.0)	—	(151.0)
Dividends ($0.32 per share)	—	—	—	—	—	(79.1)	—	(79.1)	—	(79.1)
Equity compensation expense	—	—	18.1	—	—	—	—	18.1	—	18.1
Exercise/ vesting of stock-based compensation	3,045,949	0.1	—	1,034,636	(24.0)	—	—	(23.9)	—	(23.9)
Changes in non-controlling interests	—	—	(0.1)	—	—	—	—	(0.1)	(2.1)	(2.2)
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1
Net income	—	—	—	—	—	203.3	—	203.3	0.4	203.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(2.6)	(2.6)	(12.6)	(15.2)
Issuance of common stock under Employee Stock Purchase Plan	72,067	—	1.2	—	—	—	—	1.2	—	1.2
Repurchases of common stock	—	—	—	864,359	(19.6)	—	—	(19.6)	—	(19.6)
Dividends ($0.25 per share)	—	—	—	—	—	(62.0)	—	(62.0)	—	(62.0)
Equity compensation expense	—	—	40.4	—	—	—	—	40.4	—	40.4
Exercise/ vesting of stock-based compensation	535,315	—	2.1	101,886	(1.9)	—	—	0.2	—	0.2
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	34.2	34.2
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount	Shares	Amount		Shares	Amount
Balance at December 31, 2019	2,000,000	$—	258,428,333	$2.6	$4,114.2	8,277,198	$(78.9)	$(1,536.5)	$(280.5)	$2,220.9	$(1.6)	$2,219.3
Net income	—	—	—	—	—	—	—	75.7	—	75.7	—	75.7
Other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	85.7	85.7	—	85.7
Preferred stock conversion	(2,000,000)	—	2,000,000	—	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	—	—	116,205	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	—	—	—	5,703,279	(55.7)	—	—	(55.7)	—	(55.7)
Dividends ($0.05 per share)	—	—	—	—	—	—	—	(12.4)	—	(12.4)	—	(12.4)
Equity compensation expense	—	—	—	—	5.4	—	—	—	—	5.4	—	5.4
Exercise/ vesting of stock-based compensation	—	—	785,589	—	2.2	248,803	(3.1)	—	—	(0.9)	—	(0.9)
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2020	—	$—	261,330,127	$2.6	$4,122.9	14,229,280	$(137.7)	$(1,473.2)	$(194.8)	$2,319.8	$(1.7)	$2,318.1

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
INDEX TO NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND BASIS OF PRESENTATION
Background
Element Solutions was incorporated in Delaware in January 2014 and its shares of common stock, par value $0.01 per share, trade on the New York Stock Exchange under the ticker symbol “ESI.”
Element Solutions is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Element Solutions businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
The Company's operations are organized in two reportable segments: Electronics and Industrial & Specialty. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purpose of allocating resources and evaluating performance.
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways, and its "assembly materials," such as solders, pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemical solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Industrial & Specialty – The Industrial & Specialty segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids for offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets. The segment provides specialty chemical solutions through the following businesses: Industrial Solutions, Graphics Solutions and Energy Solutions.
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
In the second quarter of 2022, the Company transferred operational responsibility of its Films business from its Industrial Solutions business within its Industrial & Specialty segment to its Circuitry Solutions business in its Electronics segment. Historical information has been reclassified to include the Films business in the Electronics segment for all periods presented in the Consolidated Financial Statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain prior year amounts have been reclassified to conform to the current year's presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents – The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Receivables and Allowance for Doubtful Accounts – The Company determines its allowance for doubtful accounts associated with expected credit losses using a combination of factors to reduce trade receivable balances to their estimated net realizable amount. The Company maintains and adjusts its allowance for credit losses based on a variety of factors, including the length of time receivables have been past due under the applicable contractual terms, current and future macroeconomic trends and conditions, significant one-time events such as bankruptcy filings or deterioration in the customer’s operating results or financial position, historical experience and the financial condition of its customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and its dispersion across many different geographical regions. At December 31, 2022 and 2021, the Company did not believe it had any significant concentrations of credit risk that could materially impact its results of operations or financial position.
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
Property, Plant and Equipment, Net – Property, plant and equipment, net is stated at cost less accumulated depreciation. The Company records depreciation on a straight-line basis over the estimated useful life of each asset.
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
Goodwill – Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired using either a qualitative or quantitative approach. The Company's reporting units are determined based upon its organizational structure in place at the date of the goodwill impairment test.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50%) that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting units. If we do not perform a qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative test.
For the quantitative test, the Company tests for impairment by comparing the fair value of a reporting unit to its carrying value. The fair value of a reporting unit is based equally on market multiples and the present value of discounted future cash flows. The discounted cash flows are prepared based upon cash flows at the reporting unit level. The cash flow model utilized in the goodwill impairment test involves significant judgments related to future growth rates, gross profit, operating expenses and discount rates, among other considerations from the vantage point of a market participant. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the goodwill impairment loss is calculated as the difference between these amounts, limited to the amount of goodwill allocated to the reporting unit.
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
•Growth Assumptions - Multi-year financial forecasts are developed for each reporting unit based on several key growth drivers, such as new business initiatives, client service and retention standards, market share changes, historical performance and industry and economic trends, among other considerations.
•Discount Rate Assumptions - Discount rates are estimated based on the WACC, which combines the required return on equity and considers the risk-free interest rate, market risk premium, size risk premium and a company-specific risk premium, with the cost of debt, based on rated corporate bonds, adjusted using an income tax factor.
•Estimated Fair Value and Sensitivities - The estimated fair value of each reporting unit is derived from the valuation techniques described above. This fair value is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities and guideline company information.
As part of the goodwill impairment test in the fourth quarter of 2022, the Company determined that the excess of the fair value of the Graphics Solutions and Energy Solutions reporting units within the Industrial & Specialty segment exceeded their carrying values by approximately 20%. Goodwill assigned to the Graphics Solutions and Energy Solutions reporting units was approximately $217 million and $241 million, respectively, as of December 31, 2022.
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
Finite-Lived Intangible Assets – Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from 8 to 25 years for customer relationships, 3 to 10 years for developed technologies, 5 to 20 years for trade names and up to 5 years for other intangible assets. If circumstances require a long-lived asset group to be tested for possible impairment, the Company first determines if the estimated undiscounted future pre-tax cash flows expected to result from the use of the asset or asset group plus net proceeds expected from disposition of the asset or asset group, if any, are less than its carrying value. When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value.
Leases – The Company determines if an arrangement is a lease at inception. Right-of-use (or ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Employee Benefits – Amounts recognized in the Company's Consolidated Financial Statements related to pension and other post-retirement benefits are determined from actuarial valuations. Inherent in such valuations are assumptions, including expected return on plan assets, discount rates at which the liabilities could be settled, rates of increase in future compensation levels and mortality rates. These assumptions are updated annually and are disclosed in Note 9, Pension, Post-Retirement and Post-Employment Plans, to the Consolidated Financial Statements. Actual results that differ from the assumptions are recorded in "Accumulated other comprehensive loss" within Stockholders’ Equity and amortized over future periods and, therefore, affect expense recognized.
The Company considers a number of factors in determining and selecting assumptions for the overall expected long-term rate of return on plan assets, including the historical long-term return experience of its plan assets as well as their current and expected allocation and expected long-term rates of return. Expected long-term rates of return are determined with the assistance of investment advisors. The Company bases its expected allocation of plan assets on a diversified portfolio consisting of domestic and international equity securities, fixed income securities and alternative asset classes. The measurement date used to determine pension and other post-retirement benefits is December 31.
Derivatives – The Company recognizes all contracts that meet the definition of a derivative as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. To designate a derivative for hedge accounting at inception and throughout the hedge period, the Company formally documents the nature and relationships between the hedging instrument and hedged item, as well as its risk-management objectives and strategies for undertaking various hedge transactions and the method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of forecasted transactions are specifically identified, and the likelihood of each forecasted transaction occurring is deemed probable. If it is determined that a forecasted transaction will not occur, a gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative uses of financial instruments. It is the Company's policy to disclose the fair value of derivative instruments that are subject to master netting arrangements on a gross basis in the Consolidated Balance Sheets.
If hedge accounting is applied, the effective portion of unrealized gains and losses associated with the derivatives are deferred as a component of "Accumulated other comprehensive loss" until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the Company records changes in the net fair value of such contracts in "Other income (expense), net" in the Consolidated Statements of Operations.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying value of its cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values because of their short maturities.
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
Revenue Recognition – The Company recognizes revenue when a customer obtains control of the products it purchased, which occurs upon shipment or delivery, when title or the risks and rewards of ownership have been passed on to the customer, the Company's performance obligations have been fulfilled and collectability is probable. Estimates for sales rebates, incentives and discounts as well as sales returns and allowances are accounted for as reductions of revenue when the earnings process is complete. Sales rebates, incentives and discounts are typically earned by customers based on annual sales volume targets. The Company records an estimate for these accruals based on contract terms and its historical experience with similar programs, however, changes to these estimates may be required if the historical data used in the calculation differs from actual experience. Differences between estimated expense and actual costs are typically immaterial and are recognized in earnings in the period such differences are determined. Variable consideration for volume discounts, rebates and returns are recorded as liabilities and settled with the customer in accordance with the terms of the applicable contract, typically when program requirements are achieved by the customer.
Most performance obligations relate to contracts with a duration of less than one year, in which the Company has the right to invoice the customer at the time the performance obligation is satisfied for the amount of revenue recognized at that time. The Company expenses incremental costs for obtaining contracts with terms of less than one year.
See Note 22, Segment Information, to the Consolidated Financial Statements for a disaggregation of net sales by business unit.
Research and Development – Research and development costs, which primarily relate to internal salaries, are expensed as incurred.
Income Taxes – The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in this assessment. If these estimates and related assumptions change in the future, the Company may be required to record additional valuation allowances against its deferred tax assets, resulting in additional income tax expense. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.
Tax benefits are recognized for an uncertain tax position when the Company considers it is more likely than not that the position will be sustained upon examination by a taxing authority or upon completion of the litigation process. For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified.
Stock-Based Compensation Plans – Stock-based compensation is recorded in the Consolidated Statements of Operations as "Selling, technical, general and administrative" expense over the requisite service period based on the estimated grant-date fair value of the awards, effected for forfeitures as they occur. The fair value of RSU awards is determined using the closing price of Element Solutions' common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
option pricing model, and inputs in the model include assumptions related to stock price volatility, expected dividend yield and award terms.
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
Fair Value Measurements - The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in the valuation techniques to determine fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest. The three levels of the fair value hierarchy are as follows:
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recently adopted accounting pronouncements with a material impact to the Consolidated Financial Statements and there are no recently issued accounting pronouncements not yet adopted that are expected to have a material impact to the Consolidated Financial Statements.
4. ACQUISITIONS
HSO Acquisition
On January 26, 2022, the Company completed the HSO Acquisition for approximately $23 million, net of cash. HSO is a multi-national developer of technology and chemistry for decorative and functional surface finishing with a focus on environmentally sustainable products, especially in the field of plating on plastics. HSO is included in the Company's Industrial Solutions business within its Industrial & Specialty segment and was not material to the Consolidated Financial Statements. In connection with this acquisition, the Company recorded approximately $11.7 million of finite-lived intangible assets, primarily customer relationships.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Coventya Acquisition
On September 1, 2021, the Company completed the Coventya Acquisition for $486 million, net of cash. Coventya is a global provider of specialty chemicals for the surface finishing industry which complements the Company's industrial portfolio. Coventya is included in the Company's Industrial Solutions business within its Industrial & Specialty segment.
HKW Acquisition
On May 5, 2021, the Company completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry which complements the Company's broader electronics portfolio with many applications overlapping with its semiconductor technologies. HKW is included in the Company's Semiconductor Solutions business within its Electronics segment.
The following table summarizes the allocation of the purchase price of the Coventya and HKW Acquisitions (together, the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

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
The purchase price allocation for the Acquisitions was finalized in 2022 resulting in immaterial adjustments to the preliminary allocation disclosed above.
The excess of the cost of the Acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Substantially all of the goodwill recorded in connection with the Acquisitions is not deductible for tax purposes.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the identifiable intangible assets recorded in conjunction with the Acquisitions was as follows:

	Coventya		HKW
(dollars in millions)	Fair Value	Weighted Average Useful Life (years)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$145.0	12	$20.8	12
Trade name	8.4	10	1.0	5
Developed technology	60.0	10	6.9	5
Total	$213.4	11.4	$28.7	10.1
The fair value of the identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows using either the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include the amount and timing of projected future cash flows, the customer attrition rate and the discount rate selected to measure the risks inherent in the future cash flows.
The deferred income taxes reflect the tax effect of the differences between the carry-over tax basis and the fair value recorded in purchase accounting that are primarily associated with the recognition of identifiable intangible assets.
In connection with the Coventya Acquisition, the Company recorded $39.6 million of non-controlling interests in four entities. The most significant non-controlling interest represents 19.7% of a publicly traded entity in Turkey with a fair value of $32.4 million, which was determined based on the closing market price of this entity's stock on the acquisition date. Net income attributable to non-controlling interests is not material.
The Acquisitions were not significant to the Company's Consolidated Financial Statements and, therefore, pro forma and post acquisition results of operations have not been presented.
5. INVENTORIES
The major components of inventories, on a net basis, were as follows:

	December 31,
(dollars in millions)	2022	2021
Finished goods	$164.4	$153.3
Work in process	25.9	33.4
Raw materials and supplies	100.4	87.7
Total inventories	$290.7	$274.4

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

	December 31,
(dollars in millions)	2022	2021
Land and leasehold improvements	$52.0	$54.8
Buildings and improvements	163.9	162.0
Machinery, equipment, fixtures and software	299.8	290.6
Construction in process	50.3	37.7
Total property, plant and equipment	566.0	545.1
Accumulated depreciation	(288.8)	(267.0)
Property, plant and equipment, net	$277.2	$278.1
For 2022, 2021 and 2020, the Company recorded depreciation expense of $41.6 million, $39.7 million and $42.2 million, respectively.
During the third quarter of 2020, the Company met the requirements to classify as held for sale a dormant facility in New Jersey, included in its Electronics business segment. The sale of the facility was completed in January 2021, and the Company recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Consolidated Statements of Operations. In connection with the sale, the Company received an initial cash deposit of $4.6 million in the second half of 2020 and the remaining cash balance of $19.0 million in the first quarter of 2021. Cash flows associated with the sale of this facility are included in "Other, net" in the Consolidated Statements of Cash Flows as a cash inflow from investing activities.
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2020	$1,274.0	$978.7	(1)	$2,252.7
Acquisitions (2)	20.9	290.0		310.9
Foreign currency translation and other	(2.7)	(34.6)		(37.3)
Balance at December 31, 2021	1,292.2	1,234.1		2,526.3
HSO Acquisition	—	7.1		7.1
Transfer of Films business (3)	80.4	(80.4)		—
Foreign currency translation and other	(68.6)	(52.0)		(120.6)
Balance at December 31, 2022	$1,304.0	$1,108.8		$2,412.8
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the Coventya Acquisition and the HKW Acquisition on September 1, 2021 and May 5, 2021, respectively.
(3) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for further information.
No impairments of goodwill were recognized during the years ended December 31, 2022, 2021 and 2020.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The major components of intangible assets were as follows:

	December 31, 2022			December 31, 2021
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$967.5	$(434.1)	$533.4	$1,131.3	$(506.7)	$624.6
Developed technology	408.9	(277.0)	131.9	429.0	(247.4)	181.6
Trade names	96.0	(23.8)	72.2	102.2	(19.7)	82.5
Indefinite-lived tradename	68.0	—	68.0	68.0	—	68.0
Total	$1,540.4	$(734.9)	$805.5	$1,730.5	$(773.8)	$956.7
For 2022, 2021 and 2020, the Company recorded amortization expense on intangible assets of $120 million, $124 million and $119 million, respectively. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2022, 2021 and 2020.
In March 2020, the Company acquired a new subsea production control fluid designed to complement its Energy Solutions business for a purchase price of $6.3 million in cash, subject to an additional $4.5 million of payments upon the achievement of certain milestones associated with the potential certification and marketing of this product. As the acquisition did not meet the accounting definition of a business and this product was still in development with no alternative future use, the amount paid was expensed to "Research and development" in the Consolidated Statements of Operations. In the fourth quarter of 2020, the contingent milestones were achieved or deemed probable of achievement, and $4.5 million was capitalized with an estimated useful life of 5 years.
Estimated future amortization of intangible assets for each of the next five years is as follows:

(dollars in millions)	Amortization Expense
2023	$116.4
2024	107.1
2025	100.9
2026	59.0
2027	57.4
8. LONG-TERM COMPENSATION PLANS
In June 2014, the Company's stockholders adopted the 2013 Plan in connection which a maximum of 15,500,000 shares of common stock were reserved and made available for issuance.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2022, 2021 and 2020, compensation expense associated with the Company's long-term compensation plans was as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Equity classified RSUs	$17.4	$39.6	$4.2
Liability classified RSUs	—	—	0.9
Stock options	0.3	0.5	0.9
Total	$17.7	$40.1	$6.0

Unrecognized compensation expense for awards expected to vest	$19.2
Weighted average remaining vesting period (months)	30
At December 31, 2022, a total of 7,820,000 shares of common stock had been issued, and 4,289,420 RSUs and stock options were outstanding, under the 2013 Plan.

	Total	Equity Classified RSUs	Stock Options
Outstanding at December 31, 2021	4,589,005	4,195,432	393,573
Granted	2,847,135	2,847,135	—
Exercised/Issued	(3,045,949)	(3,040,166)	(5,783)
Forfeited	(100,771)	(100,771)	—
Outstanding at December 31, 2022	4,289,420	3,901,630	387,790

The total fair value of RSUs which vested during 2022, 2021 and 2020 was $70.8 million, $7.0 million and $9.7 million respectively, based on the stock price on the date of vest.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Equity Classified RSUs
The Company granted the following equity classified RSUs under the 2013 Plan:

Year of Issuance:	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (months)
2022	2,847,135	$23.23	51
2021	852,890	$18.02	28
2020	1,500,783	$11.45	32
Certain of the RSUs granted during the period contain performance vesting conditions in addition to a service vesting condition. RSUs granted with service or performance vesting conditions were valued at the grant date stock price. Certain RSUs with performance vesting conditions also contain provisions for additional share awards in the event certain performance conditions are met at the end of the applicable measurement periods. These conditions are generally based on Adjusted EBITDA, Adjusted earnings per share and cash return on investment.
In January 2019, certain key executives were granted performance-based RSUs, which vesting was subject to the achievement by the Company of a performance target of Adjusted earnings per share of $1.36 in any fiscal year ending on or before December 31, 2022, and continuous service. There were 2.3 million of these RSUs outstanding at December 31, 2021 with a weighted-average grant date fair value of $25.1 million. Prior to the second quarter of 2021, the Company did not recognize compensation expense for these awards as the achievement of the performance target was not deemed probable. During the second quarter of 2021, the achievement of the performance target became probable, and the Company recorded $23.9 million and $1.3 million of expense for the years ended December 31, 2021 and 2022, respectively, in "Selling, technical, general and administrative " in the Consolidated Statement of Operations.
In February 2022, certain key executives were granted 1.95 million performance-based RSUs with an aggregate fair value of $45.4 million. The vesting of these shares is subject to the achievement by the Company of a performance target of adjusted earnings per share of $2.72 by December 31, 2026, and continuous service. If the performance target is achieved, the actual number of shares vested will be determined by applying a total shareholder return (TSR) multiplier based on the Company's TSR relative to a benchmark index for the performance period. The TSR multiplier will range from 0.85 to 1.15. The Company had not recognized compensation expense for these awards as the achievement of the performance target was not probable at December 31, 2022.
At December 31, 2022, the following equity classified RSUs were outstanding:

	December 31, 2022
Vesting Conditions:	Outstanding	Weighted Average Remaining Vesting Period (months)	Potential Additional Awards
Service-based	591,298	10	—
Performance-based	1,360,332	13	1,068,475
Performance-based awards deemed not probable	1,950,000	50	—
Total	3,901,630	31	1,068,475

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Options
The Company granted the following qualified and non-qualified stock options under the 2013 Plan:

Year of Issuance:	Stock Options	Weighted Average Strike Price Per Share	Weighted Average Grant Date Fair Value Per Share
2020	242,334	$12.25	$4.47
Stock options vest ratably over a three-year period and have contractual lives of ten years from their respective grant dates.
The fair value of each stock option grant is calculated using the Black-Scholes option pricing model at the grant date. The following table provides the range of assumptions used in valuing stock options for the year ended December 31, 2020:

Year Ended December 31,
2020
Weighted average expected term (years) (1)	6.0
Expected volatility (2)	35.5%
Risk-free rate (3)	1.45%
Expected dividend yield	—%
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
At December 31, 2022, there were no outstanding stock options which were vested and out-of-the-money. There were 333,939 outstanding stock options, which were vested and in-the-money, with an aggregate intrinsic value of $2.2 million, and 53,851 outstanding stock options, which were unvested, with an aggregate intrinsic value of $0.3 million.
9. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
For 2022, 2021 and 2020, the net periodic benefit for all plans totaled $2.8 million, $2.1 million and $1.8 million, respectively.
Domestic Defined Benefit Pension Plan
The domestic non-contributory defined benefit pension plan is closed to new participants. Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels. An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies. These investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 92% of plan investments for liability-matching, 6% for long-term growth and 2% for near-term benefit payments. These allocation targets exclude the market value of equity derivatives. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plan. Plan assets consist primarily of listed stocks, equity security funds, short-term treasury bond mutual funds, long-credit funds and derivatives. The weighted average asset allocation of the plan was 92% fixed income holdings, 6% equity securities and derivatives and 2% cash at December 31, 2022.
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
At December 31, 2022 and 2021, the projected benefit obligation for this pension plan totaled $169 million and $220 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Executive Retirement Plans
The Company sponsors SERPs that entitle certain employees to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code. Covered compensation under the SERPs includes an employee’s annual salary and bonus. At December 31, 2022 and 2021, the projected benefit obligation for the SERPs totaled $5.9 million and $7.6 million, respectively.
Foreign Pension Plans
The Company's international benefit plans are included in the tables presented below. These plans are not significant, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows. At December 31, 2022 and 2021, the projected benefit obligation for these foreign pension plans totaled $19.4 million and $25.5 million, respectively.
Certain foreign subsidiaries maintain other benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting and have therefore been excluded from the tables presented below. These benefit plans had obligation balances of $2.5 million and $2.2 million at December 31, 2022 and 2021, respectively, and were recorded in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Pension and post-retirement benefits."
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid, Incorporated, domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire). Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits based on the date of retirement. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5%. Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2022 was comprised of 38% retirees, 33% fully eligible active participants and 29% other participants. The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% or 4% based on the date of retirement.
The components of net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2022		2021		2020
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Service cost	$—	$0.8	$—	$0.7	$—	$0.7
Interest cost on the projected benefit obligation	6.3	0.3	5.9	0.2	7.2	0.3
Expected return on plan assets	(10.1)	(0.2)	(9.2)	(0.2)	(10.1)	(0.1)
Amortization of actuarial net (gain) loss	—	(0.1)	0.1	0.1	—	—
Plan curtailment	—	—	—	—	—	(0.1)
Plan settlement	—	—	—	0.1	0.1	(0.1)
Net periodic (benefit) cost	$(3.8)	$0.8	$(3.2)	$0.9	$(2.8)	$0.7
Post-retirement Medical Benefits
Interest cost on the projected benefit obligation	$0.2		$0.2		$0.3
Net periodic cost	$0.2		$0.2		$0.3

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average key assumptions used to determine the net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2022		2021		2020
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Discount rate	2.8%	1.2%	2.5%	0.7%	3.3%	1.0%
Rate of compensation increase	3.0%	2.9%	3.0%	2.7%	3.5%	3.1%
Interest crediting rate	5.3%	3.1%	5.3%	2.7%	5.3%	2.6%
Long-term rate of return on assets	4.8%	3.1%	4.2%	3.6%	5.1%	1.7%
Post-retirement Medical Benefits
Discount rate	2.9%		2.5%		3.2%
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations and peer comparisons.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in benefit obligation, plan assets and funded status of the Company’s plans:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2022		2021		2022	2021
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Change in Projected Benefit Obligation:
Beginning of period balance	$227.3	$25.5	$238.4	$26.1	$7.7	$8.5
Acquisitions	—	—	—	2.1	—	—
Service cost	—	0.8	—	0.7	—	—
Interest cost	6.3	0.3	5.9	0.2	0.2	0.2
Actuarial gain due to assumption change	(47.5)	(4.0)	(7.2)	(0.7)	(1.5)	(0.4)
Actuarial loss (gain) due to plan experience	0.9	(0.4)	1.0	0.7	(0.1)	(0.2)
Benefits and expenses paid	(11.8)	(0.7)	(10.8)	(0.7)	(0.4)	(0.4)
Settlement	—	(0.4)	—	(1.4)	—	—
Foreign currency translation	—	(1.7)	—	(1.5)	—	—
End of period balance	$175.2	$19.4	$227.3	$25.5	$5.9	$7.7
Change in Plan Assets:
Beginning of period balance	$219.2	$4.5	$224.2	$4.6	$—	$—
Acquisitions	—	—	—	0.2	—	—
Actual return on plan assets, net of expenses	(49.1)	—	5.2	0.4	—	—
Employer contributions	0.4	1.8	0.6	1.5	0.4	0.4
Benefits paid	(11.8)	(0.7)	(10.8)	(0.7)	(0.4)	(0.4)
Settlement	—	(0.4)	—	(1.4)	—	—
Foreign currency translation	—	(0.3)	—	(0.1)	—	—
End of period balance	$158.7	$4.9	$219.2	$4.5	$—	$—
Funded Status
Funded status of plan	$(16.5)	$(14.5)	$(8.1)	$(21.0)	$(5.9)	$(7.7)
Supplemental Information:
Accumulated benefit obligation	$175.2	$17.2	$227.3	$22.5	$5.9	$7.7
Plans with Accumulated Benefit Obligation in excess of Plan Assets:
Accumulated benefit obligation	$175.2	$15.3	$227.3	$22.1	$5.9	$7.7
Fair value plan assets	$158.7	$2.5	$219.2	$3.6	$—	$—
Plans with Projected Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$175.2	$19.0	$227.3	$25.3	$5.9	$7.7
Fair value plan assets	$158.7	$4.3	$219.2	$3.9	$—	$—
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities were as follows:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2022		2021		2022	2021
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Discount rate	5.2%	3.5%	2.8%	1.2%	5.1%	2.9%
Rate of compensation increase	3.0%	3.2%	3.0%	2.9%	N/A	N/A
Interest crediting rate	5.3%	3.4%	5.3%	3.1%	N/A	N/A
(N/A) Not applicable.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets and "Accumulated other comprehensive loss" consist of the following:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2022		2021		2022	2021
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Balance Sheet
Accrued expenses and other current liabilities	$0.6	$0.9	$0.9	$0.9	$0.5	$0.5
Pension and post-retirement benefits	15.9	13.6	7.2	20.1	5.4	7.2
Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(13.1)	$2.5	$(0.5)	$(1.7)	$(2.1)	$0.6
The following table presents the fair value of plan assets:

		December 31,
(dollars in millions)	Classification	2022	2021
Asset Category
Derivatives	Level 2	$(0.8)	$4.9
Exchange-traded funds holding domestic securities	Level 1	10.7	—
Foreign bonds	Level 2	1.9	1.9
Mutual funds holding U.S. Treasury securities	Level 1	22.2	26.0
Mutual funds holding fixed income securities	Level 1	15.4	20.1
U.S. Treasury bonds	Level 2	37.4	51.7
Cash and cash equivalents	Level 1	5.8	6.1
Sub-Total		92.6	110.7
Assets using net asset value (or NAV) as a practical expedient		71.0	113.0
Total		$163.6	$223.7
Assets using NAV as a practical expedient include commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
At December 31, 2022, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-Retirement Medical Benefits	Total
(dollars in millions)	Domestic	Foreign
2023	$12.9	$1.2	$0.4	$14.5
2024	13.0	1.4	0.5	14.9
2025	13.3	1.2	0.5	15.0
2026	13.1	1.3	0.5	14.9
2027	13.4	1.3	0.5	15.2
Subsequent five years	64.3	8.6	2.1	75.0
Total	$130.0	$15.0	$4.5	$149.5
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2022, at which time the minimum contribution level for the following year was determined. The Company is not required to make any plan contributions in 2023.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES
Income before income taxes and non-controlling interests was as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Domestic	$125.0	$92.0	$(11.6)
Foreign	147.0	159.7	92.7
Total	$272.0	$251.7	$81.1
Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Current:
U.S.:
Federal	$0.6	$(3.9)	$(0.8)
State and local	1.8	2.9	1.3
Foreign	68.3	96.0	56.8
Total current	70.7	95.0	57.3
Deferred:
U.S.:
Federal	17.5	(1.8)	(40.4)
State and local	8.3	(30.3)	1.1
Foreign	(10.7)	(14.6)	(13.7)
Total deferred	15.1	(46.7)	(53.0)
Income tax expense	$85.8	$48.3	$4.3
Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
U.S. federal statutory tax rate	21%	21%	21%

Taxes computed at U.S. statutory rate	$57.1	$52.9	$17.0
State income taxes, net of federal benefit	4.6	5.7	2.1
U.S. tax on foreign operations	3.2	3.9	8.9
Foreign tax on foreign operations	13.0	17.0	7.0
Change in valuation allowances	6.4	(63.6)	(4.2)
Tax on undistributed foreign earnings	5.9	4.7	4.3
Changes in uncertain tax positions	0.2	29.4	8.2
Changes to U.S. tax law	—	—	(40.4)
Other, net	(4.6)	(1.7)	1.4
Income tax expense	$85.8	$48.3	$4.3

Effective tax rate	32%	19%	5%

The income tax expense of $85.8 million for the year ended December 31, 2022 includes current and deferred taxes based on jurisdictional earnings, withholding taxes, and the impact of U.S. global intangible low-taxed income ("GILTI") and subpart F income regimes.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax expense of $48.3 million for the year ended December 31, 2021 included the impact of a $29.4 million increase to the Company's provision for uncertain tax positions, partially offset by a $63.6 million benefit associated with the release of valuation allowances. The release of valuation allowances related to amounts previously recorded against certain U.S. tax attribute carryforwards, which primarily corresponded to certain state net operating losses and interest. The valuation allowances were released as the Company expects improved profitability in its domestic business and a shift to a three-year cumulative income position.

On July 23, 2020, the U.S. Treasury Department released regulations relating to the treatment of income that is subject to a high rate of foreign tax under the U.S. GILTI and subpart F income regimes. On July 28, 2020, new regulations were released related to interest expense limitations. The Company evaluated the impact of these regulations on its Consolidated Financial Statements and during the year ended December 31, 2020 recorded a $40.4 million tax benefit from these regulations related to the 2018 and 2019 tax years producing an increase to the Company's net operating loss carryforwards.
The components of deferred income taxes at December 31, 2022 and 2021 were as follows:

	December 31,
(dollars in millions)	2022	2021
Deferred tax assets:
Net operating losses	$98.5	$121.7
Interest carryforward	39.4	65.3
Capital loss carryforward	54.2	54.0
Tax credits	32.2	34.5
Employee benefits	18.1	22.2
Research and development costs	28.0	25.1
Accrued liabilities	6.3	7.2
Other	49.6	34.3
Total gross deferred tax assets	326.3	364.3
Valuation allowances	(153.2)	(151.4)
Total deferred tax assets	173.1	212.9
Deferred tax liabilities:
Intangible assets	175.6	216.4
Property, plant and equipment	28.1	21.5
Undistributed foreign earnings	28.2	23.7
Goodwill	10.9	9.9
Total deferred tax liabilities	242.8	271.5
Net deferred tax liability	$69.7	$58.6
The Company provides for income and withholding taxes on previously unremitted earnings of foreign subsidiaries. At December 31, 2022, the Company had accrued a deferred tax liability of $28.2 million of income and withholding taxes that would be due upon the distribution of such earnings from non-U.S. subsidiaries to the U.S.
The Company had historically considered approximately $130 million of undistributed earnings of foreign subsidiaries to be indefinitely reinvested, and accordingly, no deferred taxes were provided on the balance. In 2022, the Company’s plans and expectations around the use of cash in subsidiaries had shifted. As a result, the prior assertion was changed, and the Company is no longer asserting any of its available foreign earnings are permanently reinvested. The change resulted in a $1.7 million increase to income tax expense for the year ended December 31, 2022.
At December 31, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $71.3 million, $565 million and $221 million, respectively. The U.S. federal net operating loss carryforwards expire between 2027 and 2037 or may be carried forward indefinitely. The majority of the state net operating loss carryforwards expire between 2023 and 2039. The foreign tax net operating loss carryforwards expire between 2023 through 2037 or may be carried forward indefinitely. In addition, at December 31, 2022, the Company had capital loss carryforwards, foreign tax credits, and other tax credits of approximately $226 million, $27.4 million and $4.9 million, respectively, available for carryforward. The capital loss

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carryforwards expire in 2024. The carryforward periods of the remaining tax credits range from ten years to an unlimited period of time. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of utilizable carryforwards.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Unrecognized tax benefits at beginning of period	$106.6	$82.5	$71.2
Additions based upon prior year tax positions	1.0	22.9	1.8
Additions based on current year tax positions	5.3	8.1	14.5
Reductions for prior period positions	(5.7)	(4.9)	(0.1)
Reductions for settlements and payments	(1.7)	(0.1)	(1.1)
Reductions due to closed statutes	(1.9)	(1.0)	(4.6)
Currency translation adjustment	(3.8)	(0.9)	0.9
Total unrecognized tax benefits at end of period	$99.8	$106.6	$82.5
At December 31, 2022, the Company had $99.8 million of total unrecognized tax benefits, all of which, if recognized, would impact the Company’s effective tax rate. Due to expected settlements and statute of limitations expirations, the Company estimates that $1.1 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense (benefit), which totaled $1.1 million, $2.5 million and $(2.4) million, for 2022, 2021 and 2020, respectively. The Company's liability for interest and penalties totaled $10.7 million and $9.7 million at December 31, 2022 and 2021, respectively.
At December 31, 2022, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
China	2017	through current
Germany	2017	through current
Taiwan	2018/19, 2021	through current
United Kingdom	2008, 2019	through current
United States	2019	through current
The Company is currently undergoing tax examinations in several jurisdictions. Although the Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and made reasonable provisions for taxes ultimately expected to be paid, tax liabilities may need to be adjusted as tax examinations continue to progress.
11. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Term Loans (1)	2026	SOFR plus 2.00%	$1,104.5	$1,113.0
Senior Notes - $800 million (2)	2028	3.875%	790.8	789.4
Other			—	4.5
Total debt			1,895.3	1,906.9
Less: current installments of long-term debt			11.5	12.7
Total long-term debt			$1,883.8	$1,894.2
(1) Term loans, net of unamortized discounts and debt issuance costs of $9.5 million and $12.6 million at December 31, 2022 and 2021, respectively. The effective interest rate was 1.6% and 2.1% at December 31, 2022 and 2021, respectively, including the effects of interest

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rate swaps and net investment hedges. See Note 12, Financial Instruments, to the Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $9.2 million and $10.6 million at December 31, 2022 and 2021, respectively. The effective interest rate was 4.1% at both December 31, 2022 and 2021.
Minimum future principal payments on long-term debt were as follows:

(dollars in millions)
2023	$11.5
2024	11.5
2025	11.5
2026	1,079.5
2027	—
Thereafter	800.0
Total	$1,914.0
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of term loans B of $1.15 billion maturing in 2026 and an amended revolving credit facility of $375 million maturing in 2027.
The amended revolving credit facility, which replaced the Company's prior $330 million revolving facility, was part of an amendment to the Credit Agreement entered into on November 15, 2022. This amendment also provided for amended interest rates and commitment fees applicable to the Company's existing term loans and future borrowings under the revolving facility. In connection with the market transition away from the London Inter-bank Offered Rate (LIBOR), forward-looking rates based on SOFR in lieu of LIBOR were implemented under the Credit Agreement on October 4, 2022.
The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 2.00%. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
The obligations of the co-borrowers (the Company and its subsidiary, MacDermid, Incorporated) under the Credit Agreement are guaranteed, jointly and severally, by certain of their domestic subsidiaries and secured by a first-priority security interest in substantially all of their assets and the assets of the guarantors, including mortgages on material real property, subject to certain exceptions.
Covenants, Events of Default and Provisions
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Subject to certain exceptions, to the extent the borrowers have total outstanding borrowings under the revolving credit facility greater than 30% of the commitment amount under the revolving credit facility, the Company's first lien net leverage ratio should not exceed 5.0 to 1.0, subject to a right to cure.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2022, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility.
Senior Notes
3.875% USD Notes due 2028
The indenture governing the 3.875% USD Notes due 2028 provides for, among other things, customary affirmative and negative covenants, events of default and other customary provisions. The notes accrue interest at a rate of 3.875% per annum, payable semi-annually in arrears, on March 1 and September 1 of each year, and will mature on September 1, 2028, unless earlier repurchased or redeemed. Pursuant to the indenture, the Company has the option to redeem the 3.875% USD Notes due 2028 prior to their maturity, subject to, in certain cases, the payment of an applicable make-whole premium, or to repurchase them by any means other than a redemption, including by tender offer, open market purchases or negotiated transactions. The 3.875% USD Notes due 2028 are fully and unconditionally guaranteed on a senior unsecured basis by generally all of the Company’s domestic subsidiaries that guarantee the obligations of the borrowers under the Credit Agreement.
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At December 31, 2022 and 2021, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $6.0 million and $5.9 million at December 31, 2022 and 2021, respectively, of which $6.0 million and $5.5 million at December 31, 2022 and 2021, respectively, reduced the borrowings available under the various facilities. At December 31, 2022 and 2021, the availability under these facilities totaled approximately $391 million and $354 million, respectively, net of outstanding letters of credit.
12. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in interest rates, foreign currency exchange rates and commodity prices. Derivative financial instruments, such as interest rate swaps, net investment hedges, foreign currency exchange forward contracts and commodities derivative contracts are used to manage the risks associated with changes in the conditions of those markets. All derivatives are recognized in the Consolidated Balance Sheets at fair value. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company continually monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance on their part.
Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. The proceeds from these contracts are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows. Changes in the fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Consolidated Statements of Operations as the underlying hedged item affects earnings. Changes in the fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." These cross-currency swaps effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps.
In 2021, the Company entered into interest rate swaps (as amended on October 24, 2022 in connection with the term loan transition to SOFR) to effectively fix the floating rate of the interest payments associated with the $400 million Add-on Term Loans through January 2025. These contracts were designated as a cash flow hedge. The Company also entered into cross-currency swaps, as amended on April 1, 2022, to effectively convert the $400 million Add-on Term Loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through January 2025. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. These interest rate swaps and cross-currency swaps expire in January 2025.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2019, the Company entered into interest rate swaps (as amended on October 24, 2022 in connection with the term loan transition to SOFR) to effectively fix the floating rate of the interest payments associated with the initial $750 million term loans under the Credit Agreement through January 2024. These contracts were designated as a cash flow hedge. The Company also entered into cross-currency swaps to effectively convert the $750 million term loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through January 2024. The Company designated these contracts as a net investment hedge of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. These interest rate swaps and cross-currency swaps expire in January 2024.
The net result of the above hedges is an interest rate of approximately 1.6% at December 31, 2022, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The fair value of the interest rate swaps was a net asset of $47.3 million at December 31, 2022 and a net liability of $18.1 million at December 31, 2021. The fair value of the cross-currency swaps was a net asset of $70.4 million and $25.2 million at December 31, 2022 and 2021, respectively.
During 2022 and 2021, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a benefit of $32.7 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At December 31, 2022, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure, primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at December 31, 2022 and 2021 was approximately $105 million and $64.6 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.3 million and a $0.1 million at December 31, 2022 and 2021, respectively.
Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $45.7 million and $56.1 million at December 31, 2022 and 2021, respectively. The fair value of the metals derivative contracts was a net current liability of $2.5 million and $1.1 million at December 31, 2022 and 2021, respectively. Substantially all contracts outstanding at December 31, 2022 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Consolidated Statements of Operations as "Other income (expense), net."
Realized gains and losses on derivative contracts are accounted for in the Consolidated Statements of Cash Flows as "Operating activities."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

			December 31,
(dollars in millions)	Balance sheet location	Classification	2022	2021
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.2	$0.1
Metals contracts	Other current assets	Level 2	2.5	1.2
Interest rate swaps	Other current assets	Level 2	32.7	—
Cross-currency swaps	Other current assets	Level 2	26.1	22.2
Interest rate swaps	Other assets	Level 2	14.6	6.6
Cross-currency swaps	Other assets	Level 2	44.3	5.8
Available-for-sale debt securities	Other assets	Level 3	11.5	—
Total			$131.9	$35.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.5	$0.2
Metals contracts	Accrued expenses and other current liabilities	Level 2	5.0	2.3
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	—	15.1
Interest rate swaps	Other liabilities	Level 2	—	9.6
Cross-currency swaps	Other liabilities	Level 2	—	2.8
Total			$5.5	$30.0
The fair values of Level 1 and Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk. Level 3 investments are valued using a probability weighted methodology based on possible outcomes of potential liquidity events. Significant assumptions include the enterprise valuation, the timing and type of liquidation events and the risk-free interest rate.
There were no significant transfers of financial instruments between the fair value hierarchy levels during 2022.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.90 billion and $1.80 billion, respectively, at December 31, 2022. At December 31, 2021, the carrying value and estimated fair value totaled $1.90 billion and $1.93 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
13. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During 2022, as part of its stock repurchase program, the Company repurchased approximately 8.0 million shares of its common stock for approximately $151 million. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $581 million at December 31, 2022.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under the stock repurchase program. During 2022, the Company withheld approximately 1.0 million shares in connection with vesting events for a value of approximately $24.0 million, which is included in "Other, net" in the Consolidated Statements of Cash Flows as a cash outflow from financing activities.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2021, as part of the stock repurchase program, the Company repurchased approximately 0.9 million shares of its common stock for approximately $19.6 million. The repurchases were funded from cash on hand and allocated to treasury shares.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of "Accumulated other comprehensive (loss) income," net of tax, during 2022, 2021 and 2020 were as follows:

(dollars in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Unrealized Gain on Available-for-Sale Debt Securities	Derivative Financial Instrument Revaluation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$(246.2)	$(7.6)	$—	$(26.7)	$(280.5)
Other comprehensive income (loss) before reclassifications, net	107.4	4.4	—	(40.2)	71.6
Reclassifications, pretax	—	—	—	14.1	14.1
Balance at December 31, 2020	(138.8)	(3.2)	—	(52.8)	(194.8)
Other comprehensive (loss) income before reclassifications, net	(30.6)	2.9	—	6.2	(21.5)
Reclassifications, pretax	—	—	—	18.9	18.9
Balance at December 31, 2021	(169.4)	(0.3)	—	(27.7)	(197.4)
Other comprehensive (loss) income before reclassifications, net	(146.3)	(5.2)	1.1	48.2	(102.2)
Reclassifications, pretax		—	—	1.5	1.5
Balance at December 31, 2022	$(315.7)	$(5.5)	$1.1	$22.0	$(298.1)

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share from continuing operations for 2022, 2021 and 2020 is as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2022	2021	2020
Net income	$186.2	$203.4	$76.8
Net income attributable to the non-controlling interests	(0.8)	(0.4)	—
Net income attributable to common stockholders	$185.4	$203.0	$76.8

Basic weighted average common shares outstanding	245.1	247.4	248.8
Denominator adjustments for diluted EPS:
Number of shares issuable upon conversion of Series A Preferred Stock	—	—	0.3
Number of stock options and RSUs	0.7	0.5	0.8
Denominator adjustments for diluted EPS	0.7	0.5	1.1
Diluted weighted average common shares outstanding	245.8	247.9	249.9

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.75	$0.82	$0.31
Diluted	$0.75	$0.82	$0.31
For 2022, 2021 and 2020, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Year Ended December 31,
(amounts in millions)	2022	2021	2020
Shares issuable upon vesting of RSUs and exercise of stock options	3.6	3.7	4.1
Total shares excluded	3.6	3.7	4.1

16. LEASES
The Company primarily has operating lease agreements for certain land, office space, warehouse space and equipment. The following table presents the Company’s ROU assets and lease liabilities:

		December 31,
(dollars in millions)	Balance sheet location	2022	2021
Asset Category
ROU assets	Other assets	$85.1	$60.2
Total		$85.1	$60.2

Liability Category
Current lease liabilities	Accrued expenses and other current liabilities	$15.9	$18.7
Non-current lease liabilities	Other liabilities	71.4	42.1
Total		$87.3	$60.8

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease expense totaled $26.2 million, $24.3 million and $20.9 million for 2022, 2021 and 2020, respectively.

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Supplemental Information for Operating Leases
Operating cash payments for operating leases	$19.8	$20.8	$19.1
ROU assets obtained in exchange for operating lease obligations	$40.3	$22.5	$12.3
Weighted average remaining lease term	10 years	6 years	6 years
Weighted average discount rate	3.5%	3.5%	4.8%
Maturities of operating lease liabilities at December 31, 2022 were as follows:

(dollars in millions)
2023	$18.6
2024	12.4
2025	10.1
2026	9.2
2027	6.9
Thereafter	47.6
Total future minimum lease payments	104.8
Less: imputed interest	(17.5)
Present value of lease liabilities	$87.3

17. CONTINGENCIES, ENVIRONMENTAL AND LEGAL MATTERS
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.6 million and $13.1 million at December 31, 2022 and 2021, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
As of the date hereof, the Company believes it is not practicable to provide an estimated range of reasonably possible environmental losses in excess of its recorded liabilities. As a result, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact that may be associated with these matters.

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
18. RELATED PARTY TRANSACTIONS
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
Restructuring expenses were recorded as follows in each of the Company's business segments:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Electronics	$3.3	$4.3	$3.2
Industrial & Specialty	6.2	7.4	3.1
Total	$9.5	$11.7	$6.3
At December 31, 2022 and 2021, the Company's restructuring liabilities were not material.
The Company's restructuring plans primarily related to headcount rationalization associated with continued cost saving opportunities within its businesses, including reorganization initiatives following acquisitions. Restructuring expenses were recorded as "Selling, technical, general and administrative" expense in the Consolidated Statements of Operations. There are no material additional costs expected to be incurred in connection with these discrete restructuring activities.
20. OTHER INCOME (EXPENSE), NET
"Other income (expense), net," as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Loss on debt extinguishment	$—	$—	$(45.7)
Loss on derivative contracts	(0.2)	(15.7)	(9.0)
Other income, net	3.1	5.9	3.0
Total	$2.9	$(9.8)	$(51.7)

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities," as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(dollars in millions)	2022	2021
Accrued salaries, wages and employee benefits	$57.0	$105.6
Accrued taxes (income and non-income)	59.8	50.0
Accrued interest	10.6	10.6
Derivative liabilities	5.5	17.6
Lease liabilities	15.9	18.7
Other current liabilities	51.9	61.6
Total	$200.7	$264.1
22. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purposes of allocating resources and evaluating performance. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for information about the transfer of the Company's Films business from Industrial & Specialty.to Electronics in the second quarter of 2022.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Net Sales:
Electronics
Assembly Solutions	$839.4	$824.2	$571.7
Circuitry Solutions	496.5	503.7	441.1
Semiconductor Solutions	268.2	254.6	199.4
Total Electronics	1,604.1	1,582.5	1,212.2
Industrial & Specialty
Industrial Solutions	728.3	599.7	432.9
Graphics Solutions	150.1	155.5	143.6
Energy Solutions	66.9	62.1	65.0
Total Industrial & Specialty	945.3	817.3	641.5
Total net sales	$2,549.4	$2,399.8	$1,853.7

Adjusted EBITDA:
Electronics	$362.1	$372.0	$291.9
Industrial & Specialty	164.5	152.8	131.4
Total Adjusted EBITDA	$526.6	$524.8	$423.3
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Net income attributable to common stockholders	$187.2	$203.3	$75.7
Add (subtract):
Net income attributable to the non-controlling interests	0.8	0.4	—
(Income) loss from discontinued operations, net of tax	(1.8)	(0.3)	1.1
Income tax expense	85.8	48.3	4.3
Interest expense, net	51.2	54.2	63.4
Depreciation expense	41.6	39.7	42.2
Amortization expense	119.7	124.2	119.2
EBITDA	484.5	469.8	305.9
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	9.5	11.7	6.3
Inventory step-up	0.5	12.9	2.4
Acquisition and integration expense	10.6	14.2	12.3
Foreign exchange loss (gain) on internal debt	7.8	(16.6)	35.4
Debt refinancing costs	—	—	45.7
Foundation contributions	—	—	5.0
Unrealized loss (gain) on metals derivative contracts	1.3	(0.1)	0.7
Adjustment of stock compensation previously not probable (Note 8)	1.3	23.9	—
Other, net	11.1	9.0	9.6
Adjusted EBITDA	$526.6	$524.8	$423.3

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Sales by Major Country
A major country is defined as one in which total net sales represented 10% or more of the Company's total consolidated net sales in any of the years presented.

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
United States	$645.3	$585.0	$485.3
China	498.1	486.5	347.9
Other countries	1,406.0	1,328.3	1,020.5
Total	$2,549.4	$2,399.8	$1,853.7
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of the Company's total long-lived assets, net in any of the years presented. Long-lived assets represent property, plant and equipment, net.

	December 31,
(dollars in millions)	2022	2021
United States	$89.7	$87.9
China	42.3	44.5
Other countries	145.2	145.7
Total	$277.2	$278.1
Assets by Reportable Segment
Total assets by reportable segment at December 31, 2022 and 2021 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Schedule II
Element Solutions Inc

Valuation and Qualifying Accounts and Reserves

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Reserves against accounts receivable:
2022	$(12.2)	$(3.2)	$1.0	$(14.4)
2021	(9.7)	(2.3)	(0.2)	(12.2)
2020	(8.8)	(2.0)	1.1	(9.7)

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Valuation allowances against deferred tax assets:
2022	$(151.4)	$5.1	$(6.9)	$(153.2)
2021	(199.1)	57.9	(10.2)	(151.4)
2020	(219.6)	25.2	(4.7)	(199.1)
(1)Other activity consists primarily of currency translation effects.