Form 10-Q
period 2023-03-31
Element Solutions Inc
filed 2023-04-27
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 20, 2023: 241,419,557

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Element Solutions' $400 million aggregate principal amount of incremental term loans B borrowed under the Credit Agreement on September 1, 2021. All references to "term loans" in this Annual Report include the Add-on Term Loans.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2023.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
2022 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends and expected growth of our businesses; the ongoing conflict between Russia and Ukraine and actions in response thereto; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2022 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based only on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.

The invasion of Ukraine by Russia in early 2022 and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. While none of Russia, Ukraine or Belarus constitutes a material portion of our business and we do not have physical assets in these countries, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt the global supply chain and increase our costs as well as amplify certain risks discussed in Part I, Item 1A, Risk Factors, of our 2022 Annual Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$574.4	$680.2
Cost of sales	346.6	417.2
Gross profit	227.8	263.0
Operating expenses:
Selling, technical, general and administrative	148.9	153.4
Research and development	12.5	14.1
Total operating expenses	161.4	167.5
Operating profit	66.4	95.5
Other (expense) income:
Interest expense, net	(11.7)	(14.1)
Foreign exchange gain (loss)	4.9	(0.7)
Other income (expense), net	0.3	(4.3)
Total other expense	(6.5)	(19.1)
Income before income taxes and non-controlling interests	59.9	76.4
Income tax expense	(16.9)	(20.0)
Net income	43.0	56.4
Net income attributable to non-controlling interests	(0.1)	(0.3)
Net income attributable to common stockholders	$42.9	$56.1

Earnings per share
Basic	$0.18	$0.23
Diluted	$0.18	$0.23

Weighted average common shares outstanding
Basic	241.1	247.3
Diluted	241.8	249.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$43.0	$56.4

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax (benefit) of $(3.0) and $(2.1) for the three months ended March 31, 2023 and 2022, respectively	10.9	(13.9)
Total foreign currency translation adjustments	10.9	(13.9)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(3.0) and $8.8 for the three months ended March 31, 2023 and 2022, respectively	(1.5)	22.5
Reclassifications, net of tax expense of $0.0 for the three months ended March 31, 2023 and 2022, respectively	(8.1)	4.8
Total unrealized (loss) gain on qualified hedging derivatives	(9.6)	27.3
Other comprehensive income	1.3	13.4
Comprehensive income	44.3	69.8
Comprehensive (income) loss attributable to non-controlling interests	(0.1)	1.4
Comprehensive income attributable to common stockholders	$44.2	$71.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2023	2022
Assets
Cash & cash equivalents	$279.0	$265.6
Accounts receivable, net of allowance for doubtful accounts of $15.1 and $14.4 at March 31, 2023 and December 31, 2022, respectively	461.3	455.8
Inventories	322.0	290.7
Prepaid expenses	39.6	38.5
Other current assets	132.3	138.1
Total current assets	1,234.2	1,188.7
Property, plant and equipment, net	277.6	277.2
Goodwill	2,425.3	2,412.8
Intangible assets, net	780.9	805.5
Deferred income tax assets	56.4	51.5
Other assets	152.1	168.0
Total assets	$4,926.5	$4,903.7
Liabilities and stockholders' equity
Accounts payable	$151.2	$132.2
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	179.9	200.7
Total current liabilities	342.6	344.4
Debt	1,882.1	1,883.8
Pension and post-retirement benefits	36.2	36.7
Deferred income tax liabilities	120.0	121.2
Other liabilities	174.3	168.5
Total liabilities	2,555.2	2,554.6
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock: 400.0 shares authorized (2023: 266.0 shares issued; 2022: 265.1 shares issued)	2.7	2.7
Additional paid-in capital	4,190.7	4,185.9
Treasury stock (2023: 24.6 shares; 2022: 24.3 shares)	(341.5)	(334.2)
Accumulated deficit	(1,200.4)	(1,223.8)
Accumulated other comprehensive loss	(296.8)	(298.1)
Total stockholders' equity	2,354.7	2,332.5
Non-controlling interests	16.6	16.6
Total equity	2,371.3	2,349.1
Total liabilities and stockholders' equity	$4,926.5	$4,903.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$43.0	$56.4
Reconciliations of net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	39.1	41.6
Deferred income taxes	(0.4)	2.5
Foreign exchange gain	(7.3)	(0.1)
Incentive stock compensation	4.4	5.2
Other, net	2.2	4.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2.6)	(49.6)
Inventories	(29.1)	(47.5)
Accounts payable	18.6	41.2
Accrued expenses	(22.3)	(49.6)
Prepaid expenses and other current assets	2.7	(10.5)
Other assets and liabilities	5.2	0.5
Net cash flows provided by (used in) operating activities	53.5	(5.6)
Cash flows from investing activities:
Capital expenditures	(9.1)	(9.5)
Proceeds from disposal of property, plant and equipment	0.5	—
Acquisition of business, net of cash acquired	—	(22.6)
Other, net	(3.0)	(5.0)
Net cash flows used in investing activities	(11.6)	(37.1)
Cash flows from financing activities:
Repayments of borrowings	(2.9)	(3.1)
Repurchases of common stock	—	(18.3)
Dividends	(19.4)	(19.9)
Other, net	(7.2)	(25.8)
Net cash flows used in financing activities	(29.5)	(67.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	(1.5)
Net increase (decrease) in cash and cash equivalents	13.4	(111.3)
Cash and cash equivalents at beginning of period	265.6	330.1
Cash and cash equivalents at end of period	$279.0	$218.8

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	42.9	—	42.9	0.1	43.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	1.3	1.3	—	1.3
Exercise/ vesting of share based compensation	947,755	—	—	352,586	(7.3)	—	—	(7.3)	—	(7.3)
Issuance of common stock under Employee Stock Purchase Plan	19,191	—	0.4		—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2023	266,029,479	$2.7	$4,190.7	24,625,334	$(341.5)	$(1,200.4)	$(296.8)	$2,354.7	$16.6	$2,371.3

Three Months Ended March 31, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	56.1	—	56.1	0.3	56.4
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	15.1	15.1	(1.7)	13.4
Exercise/ vesting of share based compensation	2,990,132	—	—	1,025,371	(23.8)	—	—	(23.8)	—	(23.8)
Issuance of common stock under Employee Stock Purchase Plan	16,918	—	0.4	—	—	—	—	0.4	—	0.4
Repurchases of common stock	—	—	—	830,448	(18.8)	—	—	(18.8)	—	(18.8)
Dividends ($0.08 per share)	—	—	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Equity compensation expense	—	—	5.3	—	—	—	—	5.3	—	5.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2022	264,944,559	$2.6	$4,172.3	17,051,344	$(201.8)	$(1,295.9)	$(182.3)	$2,494.9	$18.6	$2,513.5

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of Element Solutions and all of its controlled subsidiaries. The Company consolidates the income, expenses, assets, liabilities and cash flows of its subsidiaries from the date it acquires control or becomes the primary beneficiary. All intercompany accounts and transactions have been eliminated upon consolidation.
In preparing the unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management uses estimates and assumptions that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Management applies judgment based on its understanding and analysis of the relevant circumstances, including historical experience and future expectations. These judgments, by their nature, are subject to an inherent degree of uncertainty and, accordingly, actual results could differ significantly from these estimates and assumptions.
These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in its 2022 Annual Report.
In the first quarter of 2023, the Company transferred operational responsibility of its Films business from its Graphics Solutions business within its Industrial & Specialty segment to its Circuitry Solutions business in its Electronics segment. The financial results of this business are not material to the Company's Consolidated Financial Statements. In addition, the Company transferred certain product lines between its Assembly Solutions business and its Semiconductor Solutions business, both of which are part of its Electronics segment, to align more closely with its current business structure. Historical information has been reclassified to reflect these changes for all periods presented in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Certain prior year amounts have also been reclassified to conform to the current year’s presentation.

2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Finished goods	$188.3	$164.4
Work in process	29.5	25.9
Raw materials and supplies	104.2	100.4
Total inventories	$322.0	$290.7
3. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	March 31, 2023	December 31, 2022
Land and leasehold improvements	$52.1	$52.0
Buildings and improvements	165.0	163.9
Machinery, equipment, fixtures and software	306.8	299.8
Construction in process	53.6	50.3
Total property, plant and equipment	577.5	566.0
Accumulated depreciation	(299.9)	(288.8)
Property, plant and equipment, net	$277.6	$277.2
For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense of $9.5 million and $10.6 million, respectively.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2022	$1,304.0	$1,108.8	(1)	$2,412.8
Transfer of Films business (2)	7.9	(7.9)		—
Foreign currency translation and other	1.4	11.1		12.5
Balance at March 31, 2023	$1,313.3	$1,112.0		$2,425.3
(1) Includes accumulated impairment losses of $46.6 million.
(2) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for further information.

Intangible Assets
The major components of intangible assets were as follows:

	March 31, 2023			December 31, 2022
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$973.8	$(454.0)	$519.8	$967.5	$(434.1)	$533.4
Developed technology	409.6	(287.3)	122.3	408.9	(277.0)	131.9
Trade names	96.5	(25.7)	70.8	96.0	(23.8)	72.2
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,547.9	$(767.0)	$780.9	$1,540.4	$(734.9)	$805.5
For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense on intangible assets of $29.6 million and $31.0 million, respectively.
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Term Loans (1)	2026	SOFR plus 2.00%	$1,102.4	$1,104.5
Senior Notes - $800 million (2)	2028	3.875%	791.2	790.8
Total debt			1,893.6	1,895.3
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$1,882.1	$1,883.8

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.8 million and $9.5 million at March 31, 2023 and December 31, 2022, respectively. The effective interest rate was 2.6% and 1.6% at March 31, 2023 and December 31, 2022, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $8.8 million and $9.2 million at March 31, 2023 and December 31, 2022, respectively. The effective interest rate was 4.1% at March 31, 2023 and December 31, 2022, respectively.
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
The obligations of the borrowers (the Company and its subsidiary, MacDermid, Incorporated) under the Credit Agreement are guaranteed, jointly and severally, by certain of their domestic subsidiaries and secured by a first-priority security interest in substantially all of their assets and the assets of the guarantors, including mortgages on material real property, subject to certain exceptions.
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
At March 31, 2023, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at March 31, 2023 and December 31, 2022. The Company had letters of credit outstanding of $5.9 million and $6.0 million at March 31, 2023 and December 31, 2022, respectively, of which $5.9 million and $6.0 million at March 31, 2023 and December 31, 2022, respectively, reduced the borrowings available under the various facilities. At March 31, 2023 and December 31, 2022, the availability under these facilities totaled approximately $391 million, respectively, net of outstanding letters of credit.

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

Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated its interest rate swaps as cash flow hedges and its cross-currency swaps as net investment hedges of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. These swaps, as amended from time to time, effectively convert the Company's term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through their respective expiration dates. The total notional value of the interest rate swaps and cross-currency swaps held at March 31, 2023 and December 31, 2022 was approximately $1.11 billion, respectively. As of March 31, 2023, $359 million in notional value matures in January 2024, $393 million in January 2025 and $359 million in January 2026.
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
In March 2023, the Company terminated and replaced $360 million of its interest rate swaps and cross-currency swaps with swaps that extended the initial maturity by two years. The fair value of the interest rate swaps on the date of termination was $6.8 million and the amount recorded in "Accumulated other comprehensive loss" is being amortized as a reduction to "Interest expense, net" in the Condensed Consolidated Statements of Operations from March 2023 through January 2024. The fair value in "Accumulated other comprehensive loss" for the terminated cross-currency swaps will remain until the hedged net investment is sold or liquidated.
The net result of these hedges with a total notional value of approximately $1.11 billion, excluding the reduction to interest expense from the terminated interest rate swaps discussed above, is an interest rate of approximately 2.6% at March 31, 2023, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The fair value of the interest rate swaps was a net asset of $34.9 million and $47.3 million at March 31, 2023 and December 31, 2022, respectively. The fair value of the cross-currency swaps was a net asset of $57.8 million and $70.4 million at March 31, 2023 and December 31, 2022, respectively.
For the three months ended March 31, 2023, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $26.9 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2023, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at March 31, 2023 and December 31, 2022 was approximately $89.1 million and $105 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.2 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively.

Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $51.4 million and $45.7 million at March 31, 2023 and December 31, 2022, respectively. The fair value of the metals derivative contracts was a net current liability of $2.1 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively. Substantially all contracts outstanding at March 31, 2023 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."
Realized gains and losses on derivative contracts are accounted for in the Condensed Consolidated Statements of Cash Flows as "Operating activities".
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2023	December 31, 2022
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.2	$0.2
Metals contracts	Other current assets	Level 2	1.2	2.5
Interest rate swaps	Other current assets	Level 2	26.9	32.7
Cross-currency swaps	Other current assets	Level 2	29.3	26.1
Interest rate swaps	Other assets	Level 2	9.0	14.6
Cross-currency swaps	Other assets	Level 2	28.5	44.3
Available-for-sale debt securities	Other assets	Level 3	14.7	11.5
Total			$109.8	$131.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.4	$0.5
Metals contracts	Accrued expenses and other current liabilities	Level 2	3.3	5.0
Interest rate swaps	Other liabilities	Level 2	1.0	—
Total			$4.7	$5.5
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2023.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.89 billion and $1.81 billion, respectively, at March 31, 2023. At December 31, 2022, the carrying value and estimated fair value totaled $1.90 billion and $1.80 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

7. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.
A computation of earnings per share and weighted average shares of the Company's common stock outstanding for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2023	2022
Net income	$43.0	$56.4
Net income attributable to non-controlling interests	(0.1)	(0.3)
Net income attributable to common stockholders	$42.9	$56.1

Basic weighted average common shares outstanding	241.1	247.3
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.7	1.9
Denominator adjustments for diluted EPS	0.7	1.9
Diluted weighted average common shares outstanding	241.8	249.2

Earnings per share attributable to common stockholders:
Basic	$0.18	$0.23
Diluted	$0.18	$0.23
For the three months ended March 31, 2023 and 2022, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended March 31,
(shares in millions)	2023	2022
Shares issuable upon vesting of RSUs and exercise of stock options	3.7	3.6
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.4 million and $11.6 million at March 31, 2023 and December 31, 2022, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended March 31, 2023, the Company recognized income tax expense of $16.9 million resulting in an effective tax rate of 28%, as compared to $20.0 million and an effective tax rate of 26%, in the same period for 2022. Income tax expense included a U.S. tax benefit provided with respect to foreign earnings, offset by an increase in foreign withholding tax accruals for the three months ended March 31, 2023.
10. RELATED PARTY TRANSACTIONS
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
11. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker (or CODM) for purposes of allocating resources and evaluating performance. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for information about the transfer of the Company's Films business and other transfers of product lines that occurred in the first quarter of 2023.
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

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Net sales:
Electronics
Assembly Solutions	$173.5	$230.6
Circuitry Solutions	106.7	135.3
Semiconductor Solutions	59.4	75.7
Total Electronics	339.6	441.6
Industrial & Specialty
Industrial Solutions	180.7	190.1
Graphics Solutions	34.9	32.6
Energy Solutions	19.2	15.9
Total Industrial & Specialty	234.8	238.6
Total net sales	$574.4	$680.2

Adjusted EBITDA:
Electronics	$72.7	$100.9
Industrial & Specialty	39.6	43.9
Total Adjusted EBITDA	$112.3	$144.8
The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Net income attributable to common stockholders	$42.9	$56.1
Add (subtract):
Net income attributable to non-controlling interests	0.1	0.3
Income tax expense	16.9	20.0
Interest expense, net	11.7	14.1
Depreciation expense	9.5	10.6
Amortization expense	29.6	31.0
EBITDA	110.7	132.1
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	—	0.5
Restructuring expense	2.3	1.9
Acquisition and integration expense	3.9	2.9
Foreign exchange (gain) loss on intercompany loans	(5.6)	1.6
Adjustment of stock compensation previously not probable	—	1.3
Other, net	1.0	4.5
Adjusted EBITDA	$112.3	$144.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2022 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2022 Annual Report.
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
Our customers use our innovation as a competitive advantage, relying on us to help them navigate through fast-paced, high-growth markets. To that end, we draw upon our broad and longstanding intellectual property portfolio and technical expertise, while working closely with both customers and original equipment manufacturers on an ongoing basis to develop proprietary solutions tailored to their manufacturing needs. We leverage these close relationships to win qualifications and specifications into their supply chains as well as to identify opportunities for new products; all of which provide potential additional revenue streams.
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
Our Operations
Our operations are organized into two segments: Electronics and Industrial & Specialty, which are each described below:
Electronics – Our Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as solders, pastes, fluxes and adhesives, join those pathways together.

Electronics provides solutions through the following businesses:

Assembly Solutions
As a global supplier of surface mount technologies ("SMT"), fluxes, thermal management materials, coatings, resins, cleaners and other attachment materials for the electronics assembly industry, we develop innovative materials that join electronic circuits in high volume device manufacturing. Our high-performing interconnect materials are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets.

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

Semiconductor Solutions
As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, sintered silver material, adhesives, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, the internet of things, 5G communications and the increasing content and complexity of electronics in automotive applications.

Industrial & Specialty – Our Industrial & Specialty segment researches, formulates and sells specialty chemicals and process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids in offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets.
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

Quarterly Highlights
Films Business and Product Line Realignment
In the first quarter of 2023, we transferred operational responsibility of our Films business from our Graphics Solutions business within our Industrial & Specialty segment to our Circuitry Solutions business in our Electronics segment. In addition, we transferred certain product lines between our Assembly Solutions business and our Semiconductor Solutions business, both of which are part of our Electronics segment, to align more closely with our current business structure. Historical information has been reclassified to reflect these changes for all periods presented in the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.
Interest Rate Swaps and Cross-Currency Swaps
In March 2023, we terminated and replaced $360 million of our interest rate swaps and cross-currency swaps with swaps that extended the initial maturity by two years, helping to mitigate future interest rate risk.
Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2022 Annual Report.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain non-GAAP financial measures, such as operating results on a constant currency and organic basis and Adjusted EBITDA. Management internally reviews these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. We believe these non-GAAP financial measures provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on our financial results in any particular period or are considered to be associated with our capital structure.
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this Quarterly Report and not to rely on any single financial measure to evaluate our business. Below is a more detailed description of these non-GAAP measures.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA and more information about the adjustments made, see Note 11, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months Ended March 31,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency	Organic
Net sales	$574.4	$680.2	(16)%	(11)%	(7)%
Cost of sales	346.6	417.2	(17)%	(13)%
Gross profit	227.8	263.0	(13)%	(9)%
Gross margin	39.7%	38.7%	100 bps	80 bps
Operating expenses	161.4	167.5	(4)%	0%
Operating profit	66.4	95.5	(31)%	(25)%
Operating margin	11.6%	14.0%	(240)bps	(220)bps
Other expense, net	(6.5)	(19.1)	(66)%
Income tax expense	(16.9)	(20.0)	(16)%
Net income	$43.0	$56.4	(24)%

Adjusted EBITDA	$112.3	$144.8	(22)%	(18)%
Adjusted EBITDA margin	19.5%	21.3%	(180)bps	(150)bps

Net Sales
Net sales in the first quarter of 2023 decreased 16% on a reported basis, 11% on a constant currency basis and 7% on an organic basis. Electronics' consolidated results were negatively impacted by $35.2 million of pass-through metals pricing and Industrial & Specialty's consolidated results were positively impacted by $1.6 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended March 31,		% Change
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$173.5	$230.6	(25)%	4%	(21)%	15%	—%	(5)%
Circuitry Solutions	106.7	135.3	(21)%	4%	(17)%	—%	—%	(17)%
Semiconductor Solutions	59.4	75.7	(22)%	2%	(19)%	—%	—%	(19)%
Total	339.6	441.6	(23)%	4%	(19)%	8%	—%	(11)%

Industrial & Specialty:
Industrial Solutions	180.7	190.1	(5)%	5%	0%	—%	(1)%	(1)%
Graphics Solutions	34.9	32.6	7%	2%	9%	—%	—%	9%
Energy Solutions	19.2	15.9	21%	4%	25%	—%	—%	25%
Total	234.8	238.6	(2)%	5%	3%	—%	(1)%	2%

Total	$574.4	$680.2	(16)%	4%	(11)%	5%	0%	(7)%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2023 decreased 23% on a reported basis and 11% on an organic basis.
•Assembly Solutions: net sales decreased 25% on a reported basis and 5% on an organic basis. Pass-through metals pricing had a negative impact of 15% on reported net sales. Foreign exchange had a negative impact of 4% on reported net sales. The decrease in organic net sales was primarily due to lower SMT volumes due to demand weakness in Asia, primarily China.
•Circuitry Solutions: net sales decreased 21% on a reported basis and 17% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The decrease in organic net sales was primarily due to lower demand from mobile phone market customers, primarily in Asia, and the memory disk end market globally.
•Semiconductor Solutions: net sales decreased 22% on a reported basis and 19% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand for advanced packaging chemistries in the mobile phone and high-end electronics end markets.
Industrial & Specialty's net sales in the first quarter of 2023 decreased 2% on a reported basis and increased 2% on an organic basis.
•Industrial Solutions: net sales decreased 5% on a reported basis and 1% on an organic basis. The HSO Acquisition had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 5% on reported net sales. The decrease in organic net sales was primarily due to lower demand from European construction and industrial manufacturing markets as well as lower automotive production in China and India when compared to the same period in 2022.
•Graphics Solutions: net sales increased 7% on a reported basis and 9% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to the contribution of new customer wins and cost inflation driven pricing actions.

•Energy Solutions: net sales increased 21% on a reported basis and 25% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to increased energy production activity.
Gross Profit

	Three Months Ended March 31,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Gross profit
Electronics	$135.9	$163.9	(17)%	(13)%
Industrial & Specialty	91.9	99.1	(7)%	(3)%
Total	$227.8	$263.0	(13)%	(9)%

Gross margin
Electronics	40.0%	37.1%	290 bps	280 bps
Industrial & Specialty	39.1%	41.5%	(240) bps	(240) bps
Total	39.7%	38.7%	100 bps	80 bps
Electronics' gross profit in the first quarter of 2023 decreased by 17% on a reported basis and 13% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales across all businesses. The increase in gross margin was primarily due to lower pass-through metals pricing in the Assembly Solutions business and the impact of inflationary price increases.
Industrial & Specialty's gross profit in the first quarter of 2023 decreased by 7% on a reported basis and 3% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales mainly due to automotive production softness. The decrease in gross margin was primarily due to raw material cost pressures in the Graphics Solutions business and mix impacts from lower automotive production, primarily in China and India, partially offset by growth in our higher margin Energy Solutions business.
Operating Expenses

	Three Months Ended March 31,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Selling, technical, general and administrative	$148.9	$153.4	(3)%	1%
Research and development	12.5	14.1	(11)%	(10)%
Total	$161.4	$167.5	(4)%	0%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.9%	22.5%	340 bps	310 bps
Research and development	2.2%	2.1%	10 bps	0 bps
Total	28.1%	24.6%	350 bps	310 bps
Operating expenses in the first quarter of 2023 decreased 4% on a reported basis and remained approximately flat on a constant currency basis. The constant currency change was primarily driven by lower acquisition and integration costs partially offset by higher travel expenses.

Other (Expense) Income

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Other (expense) income
Interest expense, net	$(11.7)	$(14.1)
Foreign exchange gain (loss)	4.9	(0.7)
Other income (expense), net	0.3	(4.3)
Total	$(6.5)	$(19.1)
Interest Expense, Net
Interest expense, net reflects higher interest income and the impact of the weakening of the euro, as compared to the U.S. dollar, as our interest rate and cross-currency swaps have effectively converted our U.S. dollar denominated Term Loans into fixed-rate euro-denominated debt. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Foreign Exchange Gain (Loss)
For the three months ended March 31, 2023, foreign exchange gain increased primarily due to the remeasurement of intercompany loans.
Other Income (Expense), Net
For the three months ended March 31, 2023, other income, net included $0.7 million ($1.0 million of realized losses and $0.3 million of unrealized gains) of net losses associated with metals derivative contracts. For the three months ended March 31, 2022, other expense, net included $4.6 million ($2.8 million of realized losses and $1.8 million of unrealized losses) of net losses associated with metals derivative contracts. These metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 9, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.

Segment Adjusted EBITDA Performance

	Three Months Ended March 31,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$72.7	$100.9	(28)%	(23)%
Industrial & Specialty	39.6	43.9	(10)%	(5)%
Total	$112.3	$144.8	(22)%	(18)%

Adjusted EBITDA margin:
Electronics	21.4%	22.8%	(140) bps	(110) bps
Industrial & Specialty	16.9%	18.4%	(150) bps	(130) bps
Total	19.5%	21.3%	(180) bps	(150) bps
For the three months ended March 31, 2023, Electronics' Adjusted EBITDA decreased 28% on a reported basis and 23% on a constant currency basis. The constant currency decrease was primarily driven by lower gross profits. Industrial & Specialty's Adjusted EBITDA decreased 10% on a reported basis and 5% on a constant currency basis. The constant currency decrease was primarily driven by lower volumes and continued raw material cost pressures.
Liquidity and Capital Resources
Our primary sources of liquidity during the three months ended March 31, 2023 were available cash generated from operations and cash on hand. Our primary uses of cash and cash equivalents were to pay cash dividends, fund operations including working capital, as well as capital expenditures and debt service obligations. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2024. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $1.08 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the first quarter of 2023, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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

During the three months ended March 31, 2023, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $279 million of cash and cash equivalents at March 31, 2023, $214 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Cash provided by (used in) operating activities	$53.5	$(5.6)
Cash used in investing activities	$(11.6)	$(37.1)
Cash used in financing activities	$(29.5)	$(67.1)
Operating Activities
The increase in net cash flows provided by operating activities of $59.1 million was primarily driven by lower annual incentive compensation payments and improved management of working capital, partially offset by lower cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the three months ended March 31, 2022, we paid approximately $23 million in connection with the HSO Acquisition.
Financing Activities
During the three months ended March 31, 2023, we paid $19.4 million of cash dividends on shares of our common stock and $7.3 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the three months ended March 31, 2022, we paid $23.8 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net," $19.9 million of cash dividends on shares of our common stock and approximately $18.3 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program.
Financial Borrowings
Credit Facilities and Senior Notes
At March 31, 2023, we had $1.89 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.10 billion of term debt arrangements outstanding under our term loans; and
•$791 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $391 million at March 31, 2023 (net of $5.9 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2023, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2022 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2022 Annual Report.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
On April 25, 2023, the Board of Directors of the Company approved amendments to the Company’s By-laws, effective on April 25, 2023, to reflect the SEC’s universal proxy rules contained in Rule 14a-19 under the Exchange Act and certain 2022 amendments to the General Corporation Law of the State of Delaware (the "DGCL"). The main amendments to the By-laws include additions to Sections 1.7, 1.12 and 1.13 to implement the procedures and information requirements of Rule 14a-19 regarding the nomination and solicitation of proxies for director nominees. The amendments to the By-laws also updated Sections 1.4 and 1.9 to conform with the 2022 DGCL amendments relating to the adjournments of virtual annual meetings of stockholders and the availability of stockholder lists. The foregoing description of the amendments to the By-laws does not purport to be complete and is qualified in its entirety by reference to the full text of the By-laws, as further amended and restated, a copy of which is attached as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2*	Amended and Restated By-laws dated April 25, 2023
31.1*	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 27, 2023.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)