Form 10-Q
period 2023-06-30
Element Solutions Inc
filed 2023-07-27
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 20, 2023: 241,490,742

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2023.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products in certain markets directly to customers.
2022 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends and expected growth of our businesses; the expected benefits of the reacquired ViaForm Distribution Rights and the Kuprion Acquisition; deferred payments related to the ViaForm Distribution Rights and the Kuprion Acquisition; the ongoing conflict between Russia and Ukraine and actions in response thereto; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$586.1	$676.9	$1,160.5	$1,357.1
Cost of sales	357.6	427.1	704.2	844.3
Gross profit	228.5	249.8	456.3	512.8
Operating expenses:
Selling, technical, general and administrative	147.0	146.5	295.9	299.9
Research and development	28.9	12.8	41.4	26.9
Total operating expenses	175.9	159.3	337.3	326.8
Operating profit	52.6	90.5	119.0	186.0
Other (expense) income:
Interest expense, net	(12.0)	(13.2)	(23.7)	(27.3)
Foreign exchange gain	9.0	2.7	13.9	2.0
Other (expense) income, net	(1.6)	7.5	(1.3)	3.2
Total other expense	(4.6)	(3.0)	(11.1)	(22.1)
Income before income taxes and non-controlling interests	48.0	87.5	107.9	163.9
Income tax expense	(21.2)	(23.9)	(38.1)	(43.9)
Net income from continuing operations	26.8	63.6	69.8	120.0
Income from discontinued operations, net of tax	2.9	1.8	2.9	1.8
Net income	29.7	65.4	72.7	121.8
Net loss (income) attributable to non-controlling interests	0.2	(0.2)	0.1	(0.5)
Net income attributable to common stockholders	$29.9	$65.2	$72.8	$121.3

Earnings per share
Basic from continuing operations	$0.11	$0.25	$0.29	$0.48
Basic from discontinued operations	0.01	0.01	0.01	0.01
Basic attributable to common stockholders	$0.12	$0.26	$0.30	$0.49

Diluted from continuing operations	$0.11	$0.25	$0.29	$0.48
Diluted from discontinued operations	0.01	0.01	0.01	0.01
Diluted attributable to common stockholders	$0.12	$0.26	$0.30	$0.49

Weighted average common shares outstanding
Basic	241.4	247.1	241.1	247.2
Diluted	241.7	247.5	241.6	248.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$29.7	$65.4	$72.7	$121.8

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense of $3.0 and $4.5 for the three months ended June 30, 2023 and 2022 and $0.0 and $2.4 for the six months ended June 30, 2023 and 2022, respectively	(69.5)	(112.5)	(58.6)	(126.4)
Total foreign currency translation adjustments	(69.5)	(112.5)	(58.6)	(126.4)
Available-for-sale debt securities:
Other comprehensive loss before reclassifications, net of tax expense of $0.0 for the three and six months ended June 30, 2023, respectively	(1.0)	—	(1.0)	—
Total unrealized loss on available-for-sale debt securities	(1.0)	—	(1.0)	—
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax expense (benefit) of $2.1 and $2.9 for the three months ended June 30, 2023 and 2022 and ($0.9) and $11.7 for the six months ended June 30, 2023 and 2022, respectively	14.7	6.1	13.2	28.6
Reclassifications, net of tax expense of $0.0 for the three months ended June 30, 2023 and 2022 and $0.0 for the six months ended June 30, 2023 and 2022, respectively	(9.7)	3.0	(17.8)	7.8
Total unrealized gain (loss) on qualified hedging derivatives	5.0	9.1	(4.6)	36.4
Other comprehensive loss	(65.5)	(103.4)	(64.2)	(90.0)
Comprehensive (loss) income	(35.8)	(38.0)	8.5	31.8
Comprehensive loss attributable to non-controlling interests	0.6	0.1	0.5	1.5
Comprehensive (loss) income attributable to common stockholders	$(35.2)	$(37.9)	$9.0	$33.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2023	2022
Assets
Cash & cash equivalents	$282.4	$265.6
Accounts receivable, net of allowance for doubtful accounts of $13.9 and $14.4 at June 30, 2023 and December 31, 2022, respectively	452.2	455.8
Inventories	332.8	290.7
Prepaid expenses	34.1	38.5
Other current assets	155.0	138.1
Total current assets	1,256.5	1,188.7
Property, plant and equipment, net	282.5	277.2
Goodwill	2,394.9	2,412.8
Intangible assets, net	933.2	805.5
Deferred income tax assets	48.5	51.5
Other assets	145.4	168.0
Total assets	$5,061.0	$4,903.7
Liabilities and stockholders' equity
Accounts payable	$144.1	$132.2
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	222.5	200.7
Total current liabilities	378.1	344.4
Debt	2,029.4	1,883.8
Pension and post-retirement benefits	35.7	36.7
Deferred income tax liabilities	115.3	121.2
Other liabilities	182.8	168.5
Total liabilities	2,741.3	2,554.6
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2023: 266.1 shares issued; 2022: 265.1 shares issued)	2.7	2.7
Additional paid-in capital	4,194.4	4,185.9
Treasury stock (2023: 24.6 shares; 2022: 24.3 shares)	(341.8)	(334.2)
Accumulated deficit	(1,189.9)	(1,223.8)
Accumulated other comprehensive loss	(361.9)	(298.1)
Total stockholders' equity	2,303.5	2,332.5
Non-controlling interests	16.2	16.6
Total equity	2,319.7	2,349.1
Total liabilities and stockholders' equity	$5,061.0	$4,903.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72.7	$121.8
Net income from discontinued operations, net of tax	2.9	1.8
Net income from continuing operations	69.8	120.0
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	80.2	82.2
Deferred income taxes	2.5	7.9
Foreign exchange (gain) loss	(16.1)	0.1
Incentive stock compensation	7.7	8.8
Other, net	23.5	7.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(0.4)	(59.8)
Inventories	(39.6)	(75.9)
Accounts payable	10.5	43.2
Accrued expenses	(11.9)	(43.2)
Prepaid expenses and other current assets	2.0	(15.3)
Other assets and liabilities	6.2	(7.0)
Net cash flows provided by operating activities	134.4	68.7
Cash flows from investing activities:
Capital expenditures	(22.9)	(21.7)
Proceeds from disposal of property, plant and equipment	0.5	3.4
Acquisitions, net of cash acquired	(188.3)	(22.6)
Other, net	(3.0)	(5.1)
Net cash flows used in investing activities	(213.7)	(46.0)
Cash flows from financing activities:
Debt proceeds	150.0	—
Repayments of borrowings	(5.8)	(6.3)
Repurchases of common stock	—	(59.7)
Dividends	(38.7)	(39.6)
Payment of financing fees	(0.7)	—
Other, net	(7.5)	(23.8)
Net cash flows provided by (used in) financing activities	97.3	(129.4)
Net cash flows provided by operating activities of discontinued operations	2.9	1.8
Effect of exchange rate changes on cash and cash equivalents	(4.1)	(9.6)
Net increase (decrease) in cash and cash equivalents	16.8	(114.5)
Cash and cash equivalents at beginning of period	265.6	330.1
Cash and cash equivalents at end of period	$282.4	$215.6

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	266,029,479	$2.7	$4,190.7	24,625,334	$(341.5)	$(1,200.4)	$(296.8)	$2,354.7	$16.6	$2,371.3
Net income (loss)	—	—	—	—	—	29.9	—	29.9	(0.2)	29.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(65.1)	(65.1)	(0.4)	(65.5)
Exercise/ vesting of share based compensation	80,330	—	—	16,375	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of common stock under Employee Stock Purchase Plan	20,973	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.4)	—	(19.4)	—	(19.4)
Equity compensation expense	—	—	3.4	—	—	—	—	3.4	—	3.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	0.2	0.2
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7

Three Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2022	264,944,559	$2.6	$4,172.3	17,051,344	$(201.8)	$(1,295.9)	$(182.3)	$2,494.9	$18.6	$2,513.5
Net income	—	—	—	—	—	65.2	—	65.2	0.2	65.4
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(103.1)	(103.1)	(0.3)	(103.4)
Exercise/ vesting of share based compensation	49,858	0.1	—	7,398	(0.2)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	18,648	—	0.3		—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	2,162,646	(42.9)	—	—	(42.9)	—	(42.9)
Dividends ($0.08 per share)	—	—	—	—	—	(19.9)	—	(19.9)	—	(19.9)
Equity compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Changes in non-controlling interests	—	—	0.1	—	—	—	—	0.1	(1.5)	(1.4)
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income (loss)	—	—	—	—	—	72.8	—	72.8	(0.1)	72.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(63.8)	(63.8)	(0.4)	(64.2)
Exercise/ vesting of share based compensation	1,028,085	—	—	368,961	(7.6)	—	—	(7.6)	—	(7.6)
Issuance of common stock under Employee Stock Purchase Plan	40,164	—	0.7	—	—	—	—	0.7	—	0.7
Dividends ($0.16 per share)	—	—	—	—	—	(38.9)	—	(38.9)	—	(38.9)
Equity compensation expense	—	—	7.8	—	—	—	—	7.8	—	7.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7

Six Months Ended June 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	121.3	—	121.3	0.5	121.8
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(88.0)	(88.0)	(2.0)	(90.0)
Exercise/ vesting of share based compensation	3,039,990	0.1	—	1,032,769	(24.0)	—	—	(23.9)	—	(23.9)
Issuance of common stock under Employee Stock Purchase Plan	35,566	—	0.7	—	—	—	—	0.7	—	0.7
Repurchases of common stock	—	—	—	2,993,094	(61.7)	—	—	(61.7)	—	(61.7)
Dividends ($0.16 per share)	—	—	—	—	—	(40.0)	—	(40.0)	—	(40.0)
Equity compensation expense	—	—	9.0	—	—	—	—	9.0	—	9.0
Changes in non-controlling interests	—	—	0.1	—	—	—	—	0.1	(1.6)	(1.5)
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2

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
Element Solutions is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing, consumer packaging and offshore energy. Element Solutions' businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

2. ACQUISITIONS
ViaForm Distribution Rights
On June 1, 2023, the Company terminated a long-standing distribution agreement related to its ViaForm® electrochemical deposition products for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million which remains contingent upon satisfaction of certain conditions during the applicable transition period. Following the transition period, the Company expects to manage all aspects of the ViaForm® product line in-house, which it believes will result in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators. This deferred payment is expected to be paid in the fourth quarter of 2023 and, as such, is included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities." The transaction did not meet the accounting definition of a business which precluded any goodwill from being recognized and allowed the Company to capitalize $0.5 million of transaction costs. The financial results of this transaction are included in the Company's Semiconductor Solutions business within its Electronics segment.
In connection with the transaction, the Company recognized a reacquired distribution right intangible asset of $187 million, which will be amortized over 15 years, and a receivable of $13.5 million to be settled in inventory and cash at the conclusion of the transition period and is included in the Condensed Consolidated Balance Sheets as "Other current assets." The amount paid is deductible for tax purposes.
Kuprion Acquisition
On May 19, 2023, the Company completed the Kuprion Acquisition for $15.9 million, net of cash, with potential additional payments in various installments, which are not to exceed $259 million in aggregate, to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. The Company acquired Kuprion, Inc. to complement its next-generation nano-copper technology to the semiconductor, circuit board and electronics assembly markets. As the acquisition did not meet the accounting definition of a business and the technology acquired is still in development with no alternative future use, $15.7 million was expensed to research and development in the Condensed Consolidated Statements of Operations. Any potential earn-out payments to be paid based on milestones will be recognized when probable and estimable and either expensed as additional research and development expense, if the technology did not yet meet the accounting definition of an asset, or capitalized as a developed technology intangible asset. The Company does not expect payments associated with the contingent consideration to be material for the remainder of 2023. Kuprion, Inc. is included in the Company's Semiconductor Solutions business within its Electronics segment. The amount paid, including future consideration, is not deductible for tax purposes.
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Finished goods	$198.3	$164.4
Work in process	31.1	25.9
Raw materials and supplies	103.4	100.4
Total inventories	$332.8	$290.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	June 30, 2023	December 31, 2022
Land and leasehold improvements	$51.2	$52.0
Buildings and improvements	166.4	163.9
Machinery, equipment, fixtures and software	314.0	299.8
Construction in process	53.0	50.3
Total property, plant and equipment	584.6	566.0
Accumulated depreciation	(302.1)	(288.8)
Property, plant and equipment, net	$282.5	$277.2
For the three months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $10.1 million and $10.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded depreciation expense of $19.6 million and $20.9 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2022	$1,304.0	$1,108.8	(1)	$2,412.8
Transfer of Films business (2)	7.9	(7.9)		—
Foreign currency translation and other	(29.2)	11.3		(17.9)
Balance at June 30, 2023	$1,282.7	$1,112.2		$2,394.9
(1) Includes accumulated impairment losses of $46.6 million.
(2) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for further information.
Intangible Assets
The major components of intangible assets were as follows:

	June 30, 2023			December 31, 2022
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$966.8	$(467.9)	$498.9	$967.5	$(434.1)	$533.4
Developed technology	405.6	(293.5)	112.1	408.9	(277.0)	131.9
Trade names	94.8	(27.0)	67.8	96.0	(23.8)	72.2
Reacquired distribution rights	187.0	(1.0)	186.0	—	—	—
Other	0.6	(0.2)	0.4	—	—	—
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,722.8	$(789.6)	$933.2	$1,540.4	$(734.9)	$805.5
For the three months ended June 30, 2023 and 2022, the Company recorded amortization expense on intangible assets of $31.0 million and $30.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded amortization expense on intangible assets of $60.6 million and $61.3 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Term Loans A (1)	2026	SOFR plus 1.75%	$149.1	$—
Term Loans B (1)	2026	SOFR plus 2.00%	1,100.3	1,104.5
Senior Notes - $800 million (2)	2028	3.875%	791.5	790.8
Total debt			2,040.9	1,895.3
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$2,029.4	$1,883.8

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.9 million and $9.5 million at June 30, 2023 and December 31, 2022, respectively. The effective interest rate was 2.9% and 1.6% at June 30, 2023 and December 31, 2022, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $8.5 million and $9.2 million at June 30, 2023 and December 31, 2022, respectively. The effective interest rate was 4.1% at June 30, 2023 and December 31, 2022, respectively.
Credit Agreement
On June 1, 2023, the Company amended its Credit Agreement and borrowed U.S. dollar denominated term loans A in an aggregate principal amount of $150 million under an incremental term loan facility. The new term loans A have identical terms as the term loans B, including a maturity date of January 2026, except for a first lien net leverage ratio covenant, their SOFR spread adjustment and the lack of required quarterly principal payments. Proceeds of the transaction were used to finance a portion of the reacquired ViaForm Distribution Rights.
Guarantees, Covenants and Events of Default
The obligations of the borrowers (the Company and its subsidiary, MacDermid, Incorporated) under the Credit Agreement are guaranteed, jointly and severally, by certain of their domestic subsidiaries and secured by a first-priority security interest in substantially all of their assets and the assets of the guarantors, including mortgages on material real property, subject to certain exceptions.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including limitations on additional indebtedness, dividends, and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on the assets of the borrowers or any guarantor, transactions with affiliates, amendments to organizational documents, accounting changes, sale and leaseback transactions and dispositions. Subject to certain exceptions, the borrowers are required to maintain a first lien net leverage ratio not to exceed 5.0 to 1.0 under the term loan A facility and any borrowings under the revolving credit facility in an aggregate amount greater than 30% of the commitment amount, subject to a right to cure.
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
At June 30, 2023, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.

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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no amounts outstanding under such facilities at June 30, 2023 and December 31, 2022. The Company had letters of credit outstanding of $5.9 million and $6.0 million at June 30, 2023 and December 31, 2022, respectively, of which $5.9 million and $6.0 million at June 30, 2023 and December 31, 2022, respectively, reduced the borrowings available under the various facilities. At June 30, 2023 and December 31, 2022, the availability under these facilities totaled approximately $392 million and $391 million, respectively, net of outstanding letters of credit.

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
In June 2023, the Company entered into interest rate swaps and cross-currency swaps to effectively convert the $150 million of incremental term loans A from U.S. dollar denominated debt obligations into fixed-rate euro-denominated debt through January 2026.
In March 2023, the Company terminated and replaced $360 million of its interest rate swaps and cross-currency swaps with swaps that mature in January 2026; which date is concurrent with the maturity date of the Company's term loans to which they relate. The fair value of the interest rate swaps on the date of termination was $6.8 million and the amount recorded in "Accumulated other comprehensive loss" is being amortized as a reduction to "Interest expense, net" in the Condensed Consolidated Statements of Operations from March 2023 through January 2024. The fair value in "Accumulated other comprehensive loss" for the terminated cross-currency swaps will remain until the hedged net investment is sold or liquidated.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The total notional value of the interest rate swaps and cross-currency swaps held at June 30, 2023 and December 31, 2022 was approximately $1.26 billion and $1.11 billion, respectively. As of June 30, 2023, $358 million in notional value matures in January 2024, $392 million in January 2025 and $508 million in January 2026.
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
The net result of these hedges, excluding the reduction to interest expense from the terminated interest rate swaps discussed above, is an interest rate of approximately 2.9% at June 30, 2023, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The fair value of the interest rate swaps was a net asset of $43.3 million and $47.3 million at June 30, 2023 and December 31, 2022, respectively. The fair value of the cross-currency swaps was a net asset of $40.2 million and $70.4 million at June 30, 2023 and December 31, 2022, respectively.
For the three and six months ended June 30, 2023, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $32.2 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2023, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2023 and December 31, 2022 was approximately $104 million and $105 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was an immaterial net current asset and a $0.3 million net current liability at June 30, 2023 and December 31, 2022, respectively.
Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $49.9 million and $45.7 million at June 30, 2023 and December 31, 2022, respectively. The fair value of the metals derivative contracts was a net current liability of $0.2 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively. Substantially all contracts outstanding at June 30, 2023 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."
Realized gains and losses on derivative contracts are accounted for in the Condensed Consolidated Statements of Cash Flows as "Operating activities".

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2023	December 31, 2022
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.1	$0.2
Metals contracts	Other current assets	Level 2	1.7	2.5
Interest rate swaps	Other current assets	Level 2	32.2	32.7
Cross-currency swaps	Other current assets	Level 2	27.4	26.1
Interest rate swaps	Other assets	Level 2	11.1	14.6
Cross-currency swaps	Other assets	Level 2	18.2	44.3
Available-for-sale debt securities	Other assets	Level 3	13.9	11.5
Total			$104.6	$131.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.1	$0.5
Metals contracts	Accrued expenses and other current liabilities	Level 2	1.9	5.0
Cross-currency swaps	Other liabilities	Level 2	5.4	—
Total			$7.4	$5.5
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and six months ended June 30, 2023.
The carrying value and estimated fair value of the Company’s long-term debt totaled $2.04 billion and $1.96 billion, respectively, at June 30, 2023. At December 31, 2022, the carrying value and estimated fair value totaled $1.90 billion and $1.80 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

A computation of earnings per share and weighted average shares of the Company's common stock outstanding for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net income from continuing operations	$26.8	$63.6	$69.8	$120.0
Net loss (income) attributable to non-controlling interests	0.2	(0.2)	0.1	(0.5)
Net income attributable to common stockholders	$27.0	$63.4	$69.9	$119.5

Basic weighted average common shares outstanding	241.4	247.1	241.1	247.2
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.3	0.4	0.5	1.1
Denominator adjustments for diluted EPS	0.3	0.4	0.5	1.1
Diluted weighted average common shares outstanding	241.7	247.5	241.6	248.3

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.11	$0.25	$0.29	$0.48
Diluted	$0.11	$0.25	$0.29	$0.48
For the three and six months ended June 30, 2023 and 2022, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(shares in millions)	2023	2022	2023	2022
Shares issuable upon vesting of RSUs and exercise of stock options	3.5	3.6	3.7	3.6
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.8 million and $11.6 million at June 30, 2023 and December 31, 2022, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.

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

For the three months ended June 30, 2023, the Company recognized income tax expense of $21.2 million, as compared to $23.9 million in the same period for 2022. For the six months ended June 30, 2023, the Company recognized income tax expense of $38.1 million, as compared to $43.9 million in the same period for 2022. Income tax expense includes a U.S. tax benefit provided with respect to foreign earnings and the impact of changes to the level and mix of earnings, offset by an increase in foreign withholding tax accruals for the three and six months ended June 30, 2023.

The effective tax rates for the three and six months ended June 30, 2023 were adversely impacted by expenses that will not be able to be deducted on our tax return but reduced our pre-tax income, primarily the recognition of $15.7 million of research and development costs associated with the Kuprion acquisition, that were not in the prior year period.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net sales:
Electronics
Assembly Solutions	$184.0	$222.4	$357.5	$453.0
Circuitry Solutions	103.0	137.9	209.7	273.2
Semiconductor Solutions	68.8	80.5	128.2	156.2
Total Electronics	355.8	440.8	695.4	882.4
Industrial & Specialty
Industrial Solutions	175.8	182.3	356.5	372.4
Graphics Solutions	36.7	37.6	71.6	70.2
Energy Solutions	17.8	16.2	37.0	32.1
Total Industrial & Specialty	230.3	236.1	465.1	474.7
Total net sales	$586.1	$676.9	$1,160.5	$1,357.1

Adjusted EBITDA:
Electronics	$76.3	$101.2	$149.0	$202.1
Industrial & Specialty	39.8	39.2	79.4	83.1
Total Adjusted EBITDA	$116.1	$140.4	$228.4	$285.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Net income attributable to common stockholders	$29.9	$65.2	$72.8	$121.3
Add (subtract):
Net (loss) income attributable to non-controlling interests	(0.2)	0.2	(0.1)	0.5
Income from discontinued operations, net of tax	(2.9)	(1.8)	(2.9)	(1.8)
Income tax expense	21.2	23.9	38.1	43.9
Interest expense, net	12.0	13.2	23.7	27.3
Depreciation expense	10.1	10.3	19.6	20.9
Amortization expense	31.0	30.3	60.6	61.3
EBITDA	101.1	141.3	211.8	273.4
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	—	—	—	0.5
Restructuring expense	1.9	1.3	4.2	3.2
Acquisition and integration expense	4.4	1.1	8.3	4.0
Foreign exchange (gain) loss on intercompany loans	(8.5)	(0.9)	(14.1)	0.7
Kuprion Acquisition research and development charge	15.7	—	15.7	—
Adjustment of stock compensation previously not probable	—	—	—	1.3
Other, net	1.5	(2.4)	2.5	2.1
Adjusted EBITDA	$116.1	$140.4	$228.4	$285.2

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

Recent Developments
ViaForm Distribution Rights
On June 1, 2023, we terminated a long-standing distribution agreement related to our ViaForm® electrochemical deposition products for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million which remains contingent upon satisfaction of certain conditions during the applicable transition period. Following the transition period, we expect to manage all aspects of the ViaForm® product line in-house, which we believe will result in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators.

The transaction was funded with $150 million of term loans A under our senior credit facility and cash on hand. We also entered into interest rate swaps and cross-currency swaps to effectively convert the term loans A from U.S. dollar denominated debt obligations into fixed-rate euro-denominated debt through January 2026.
Kuprion Acquisition
On May 19, 2023, we completed the Kuprion Acquisition for $15.9 million, net of cash with potential additional payments in various installments to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. Kuprion, Inc. is a developer of next-generation nano-copper technology to the semiconductor, circuit board and electronics assembly markets.
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
For a reconciliation of "Net income attributable to common stockholders" to Adjusted EBITDA and more information about the adjustments made, see Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

	Three Months Ended June 30,		% Change			Six Months Ended June 30,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency	Organic	2023	2022	Reported	Constant Currency	Organic
Net sales	$586.1	$676.9	(13)%	(12)%	(6)%	$1,160.5	$1,357.1	(14)%	(12)%	(6)%
Cost of sales	357.6	427.1	(16)%	(15)%		704.2	844.3	(17)%	(14)%
Gross profit	228.5	249.8	(9)%	(6)%		456.3	512.8	(11)%	(8)%
Gross margin	39.0%	36.9%	210 bps	220 bps		39.3%	37.8%	150 bps	150 bps
Operating expenses	175.9	159.3	10%	11%		337.3	326.8	3%	5%
Operating profit	52.6	90.5	(42)%	(38)%		119.0	186.0	(36)%	(31)%
Operating margin	9.0%	13.4%	(440)bps	(400)bps		10.3%	13.7%	(340)bps	(310)bps
Other expense, net	(4.6)	(3.0)	53%			(11.1)	(22.1)	(50)%
Income tax expense	(21.2)	(23.9)	(11)%			(38.1)	(43.9)	(13)%
Net income from continuing operations	26.8	63.6	(58)%			69.8	120.0	(42)%
Income from discontinued operations, net of tax	2.9	1.8	61%			2.9	1.8	61%
Net income	$29.7	$65.4	(55)%			$72.7	$121.8	(40)%

Adjusted EBITDA	$116.1	$140.4	(17)%	(14)%		$228.4	$285.2	(20)%	(16)%
Adjusted EBITDA margin	19.8%	20.7%	(90)bps	(60)bps		19.7%	21.0%	(130)bps	(100)bps

Net Sales
Net sales in the second quarter of 2023 decreased 13% on a reported basis, 12% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were negatively impacted by $39.7 million of pass-through metals pricing and positively impacted by $1.5 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $1.1 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended June 30,		% Change
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$184.0	$222.4	(17)%	3%	(15)%	18%	—%	3%
Circuitry Solutions	103.0	137.9	(25)%	2%	(23)%	—%	—%	(23)%
Semiconductor Solutions	68.8	80.5	(15)%	1%	(14)%	—%	(2)%	(16)%
Total	355.8	440.8	(19)%	2%	(17)%	9%	0%	(9)%

Industrial & Specialty:
Industrial Solutions	175.8	182.3	(4)%	1%	(2)%	—%	(1)%	(3)%
Graphics Solutions	36.7	37.6	(2)%	0%	(3)%	—%	—%	(3)%
Energy Solutions	17.8	16.2	10%	1%	11%	—%	—%	11%
Total	230.3	236.1	(2)%	1%	(1)%	—%	0%	(2)%

Total	$586.1	$676.9	(13)%	2%	(12)%	6%	0%	(6)%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the second quarter of 2023 decreased 19% on a reported basis and 9% on an organic basis.
•Assembly Solutions: net sales decreased 17% on a reported basis and increased 3% on an organic basis. Pass-through metals pricing had a negative impact of 18% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily driven by growth in core assembly end markets including automotive.
•Circuitry Solutions: net sales decreased 25% on a reported basis and 23% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand from mobile phone market customers, primarily in Asia, and the memory disk end market globally.
•Semiconductor Solutions: net sales decreased 15% on a reported basis and 16% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 2% on reported sales. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand for advanced packaging chemistries in the mobile phone and high-end electronics end markets and for products containing precious metals.
Industrial & Specialty's net sales in the second quarter of 2023 decreased 2% on a reported basis and 2% on an organic basis.
•Industrial Solutions: net sales decreased 4% on a reported basis and 3% on an organic basis. Acquisitions had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand from American and European construction and industrial manufacturing as well as lower raw material surcharges in the second quarter of 2023 when compared to the same period in 2022, partially offset by higher automotive production and cost inflation driven pricing actions.

•Graphics Solutions: net sales decreased 2% on a reported basis and 3% on an organic basis. Foreign exchange remained relatively flat on reported net sales. The decrease in organic net sales was primarily due to lower newspaper net sales and rationalization of lower margin customers partially offset by the contribution of new customer wins.
•Energy Solutions: net sales increased 10% on a reported basis and 11% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to cost inflation driven pricing actions and increased energy production activity.
Year to date, net sales decreased 14% on a reported basis, 12% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were negatively impacted by $74.9 million of pass-through metals pricing and positively impacted by $1.5 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $2.7 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended June 30, 2023		% Change
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$357.5	$453.0	(21)%	3%	(18)%	17%	—%	(1)%
Circuitry Solutions	209.7	273.2	(23)%	3%	(20)%	—%	—%	(20)%
Semiconductor Solutions	128.2	156.2	(18)%	2%	(16)%	—%	(1)%	(17)%
Total	695.4	882.4	(21)%	3%	(18)%	8%	0%	(10)%

Industrial & Specialty:
Industrial Solutions	356.5	372.4	(4)%	3%	(1)%	—%	(1)%	(2)%
Graphics Solutions	71.6	70.2	2%	1%	3%	—%	—%	3%
Energy Solutions	37.0	32.1	15%	3%	18%	—%	—%	18%
Total	465.1	474.7	(2)%	3%	1%	—%	(1)%	0%

Total	$1,160.5	$1,357.1	(14)%	3%	(12)%	6%	0%	(6)%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales decreased 21% on a reported basis and 10% on an organic basis.
•Assembly Solutions: net sales decreased 21% on a reported basis and 1% on an organic basis. Pass-through metals pricing had a negative impact of 17% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower SMT volumes due to demand weakness in Asia, primarily China, partially offset by growth in core assembly end markets, including automotive.
•Circuitry Solutions: net sales decreased 23% on a reported basis and 20% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower demand from mobile phone market customers, primarily in Asia, and the memory disk end market globally.
•Semiconductor Solutions: net sales decreased 18% on a reported basis and 17% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand for advanced packaging chemistries in the mobile phone and high-end electronics end markets and for products containing precious metals partially offset by strong demand from power electronics customers.

Year to date, Industrial & Specialty's net sales decreased 2% on a reported basis and remained relatively flat on an organic basis.
•Industrial Solutions: net sales decreased 4% on a reported basis and 2% on an organic basis. Acquisitions, primarily the HSO Acquisition, had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower demand from European construction and industrial manufacturing markets as well as lower automotive production in China and India when compared to the same period in 2022.
•Graphics Solutions: net sales increased 2% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to the contribution of new customer wins and cost inflation driven pricing actions partially offset by rationalization of lower-margin customers.
•Energy Solutions: net sales increased 15% on a reported basis and 18% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to increased energy production activity and cost inflation driven pricing actions.
Gross Profit

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Gross profit
Electronics	$140.1	$161.8	(13)%	(11)%	$276.0	$325.7	(15)%	(12)%
Industrial & Specialty	88.4	88.0	1%	2%	180.3	187.1	(4)%	(1)%
Total	$228.5	$249.8	(9)%	(6)%	$456.3	$512.8	(11)%	(8)%

Gross margin
Electronics	39.4%	36.7%	270 bps	280 bps	39.7%	36.9%	280 bps	280 bps
Industrial & Specialty	38.4%	37.3%	110 bps	120 bps	38.8%	39.4%	(60) bps	(60) bps
Total	39.0%	36.9%	210 bps	220 bps	39.3%	37.8%	150 bps	150 bps
Electronics' gross profit in the second quarter of 2023 decreased by 13% on a reported basis and 11% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales by Circuitry and Semiconductor customers. The increase in gross margin was primarily due to lower pass-through metals pricing in the Assembly Solutions business.
Industrial & Specialty's gross profit in the second quarter of 2023 increased by 1% on a reported basis and 2% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower logistics costs. The increase in gross margin was primarily due to lower logistics costs in the Industrial Solutions business as well as growth in our higher margin Energy Solutions business.
Year to date, Electronics' gross profit decreased by 15% on a reported basis and 12% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales across all businesses. The increase in gross margin was primarily due to lower pass-through metals pricing in the Assembly Solutions business and the impact of inflationary price increases.
Year to date, Industrial & Specialty's gross profit decreased by 4% on a reported basis and 1% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales in the Industrial Solutions business. The decrease in gross margin was primarily due to raw material cost pressures in the Graphics Solutions business and mix impacts from lower automotive production, primarily in China and India, partially offset by lower logistics costs and growth in our higher margin Energy Solutions business.

Operating Expenses

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Selling, technical, general and administrative	$147.0	$146.5	0%	1%	$295.9	$299.9	(1)%	1%
Research and development	28.9	12.8	126%	126%	41.4	26.9	54%	55%
Total	$175.9	$159.3	10%	11%	$337.3	$326.8	3%	5%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.1%	21.7%	340 bps	320 bps	25.5%	22.1%	340 bps	310 bps
Research and development	4.9%	1.9%	300 bps	290 bps	3.6%	2.0%	160 bps	150 bps
Total	30.0%	23.5%	650 bps	620 bps	29.1%	24.1%	500 bps	460 bps
Operating expenses in the second quarter of 2023 increased 10% on a reported basis and 11% on a constant currency basis. The constant currency increase was primarily driven by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition, higher travel expenses and acquisition and integration costs partially offset by lower bad debt expense. See Note 2, Acquisitions, to the Condensed Consolidated Financial Statements for further discussion of the research and development costs associated with the Kuprion Acquisition.
Year to date, operating expenses increased 3% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition, higher travel expenses and personnel costs partially offset by lower bad debt expense. See Note 2, Acquisitions, to the Condensed Consolidated Financial Statements for further discussion of the research and development costs associated with the Kuprion Acquisition.
Other (Expense) Income

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Other (expense) income
Interest expense, net	$(12.0)	$(13.2)	$(23.7)	$(27.3)
Foreign exchange gain	9.0	2.7	13.9	2.0
Other (expense) income, net	(1.6)	7.5	(1.3)	3.2
Total	$(4.6)	$(3.0)	$(11.1)	$(22.1)
Interest Expense, Net
For the three and six month ended June 30, 2023, interest expense, net decreased $1.2 million and $3.6 million, respectively. The decrease was primarily driven by higher interest income partially offset by the interest applicable under the $150 million incremental term loans A incurred in the second quarter of 2023.
Foreign Exchange Gain
For the three and six months ended June 30, 2023, foreign exchange gain increased primarily due to the remeasurement of intercompany loans.

Other (Expense) Income, Net
For the three and six months ended June 30, 2023, other expense, net included $0.7 million ($2.6 million of realized losses and $1.9 million of unrealized gains) and $1.4 million ($3.6 million of realized losses and $2.2 million of unrealized gains), respectively, of net losses associated with metals derivative contracts. For the three and six months ended June 30, 2022, other income, net included $8.5 million ($2.4 million of realized gains and $6.1 million of unrealized gains) and $3.9 million ($0.4 million of realized losses and $4.3 million of unrealized gains), respectively, of net gains associated with metals derivative contracts. The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended June 30,		% Change		Six Months Ended June 30,		% Change
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$76.3	$101.2	(25)%	(22)%	$149.0	$202.1	(26)%	(22)%
Industrial & Specialty	39.8	39.2	2%	5%	79.4	83.1	(4)%	0%
Total	$116.1	$140.4	(17)%	(14)%	$228.4	$285.2	(20)%	(16)%

Adjusted EBITDA margin:
Electronics	21.5%	23.0%	(150) bps	(120) bps	21.4%	22.9%	(150) bps	(120) bps
Industrial & Specialty	17.3%	16.6%	70 bps	100 bps	17.1%	17.5%	(40) bps	(20) bps
Total	19.8%	20.7%	(90) bps	(60) bps	19.7%	21.0%	(130) bps	(100) bps
For the three months ended June 30, 2023, Electronics' Adjusted EBITDA decreased 25% on a reported basis and 22% on a constant currency basis. The constant currency decrease was primarily driven by lower gross profits. Industrial & Specialty's Adjusted EBITDA increased 2% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by growth in the Energy Solutions business and lower logistics costs.
For the six months ended June 30, 2023, Electronics' Adjusted EBITDA decreased 26% on a reported basis and 22% on a constant currency basis. The constant currency decrease was primarily driven by lower gross profits. Industrial & Specialty's Adjusted EBITDA decreased 4% on a reported basis and remained relatively flat on a constant currency basis as lower volumes were offset by easing cost pressures.
Liquidity and Capital Resources
Our primary sources of liquidity during the six months ended June 30, 2023 were the proceeds from the term loans A transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the reacquired ViaForm Distribution Rights and the Kuprion Acquisition, pay cash dividends, fund operations including working capital, as well as capital expenditures and debt service obligations. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2024. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $1.23 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.

In the second quarter of 2023, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the six months ended June 30, 2023, approximately 74% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $282 million of cash and cash equivalents at June 30, 2023, $205 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Cash provided by operating activities	$134.4	$68.7
Cash used in investing activities	$(213.7)	$(46.0)
Cash provided by (used in) financing activities	$97.3	$(129.4)
Operating Activities
The increase in net cash flows provided by operating activities of $65.7 million was primarily driven by lower annual incentive compensation payments and improved management of working capital, partially offset by lower cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the six months ended June 30, 2023, we paid approximately $170 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition. During the six months ended June 30, 2022, we paid approximately $23 million in connection with the HSO Acquisition.

Financing Activities
During the six months ended June 30, 2023, we borrowed $150 million of incremental term loans A under our senior credit facility to finance the reacquired ViaForm Distribution Rights. We paid $38.7 million of cash dividends on shares of our common stock and $7.6 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the six months ended June 30, 2022, we paid approximately $59.7 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $39.6 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At June 30, 2023, we had $2.04 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.25 billion of term debt arrangements outstanding under our term loans; and
•$792 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $392 million at June 30, 2023 (net of $5.9 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At June 30, 2023, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Rule 10b5-1 Plans
On March 1, 2023, Benjamin Gliklich, President & Chief Executive Officer, and Carey J. Dorman, Executive Vice President - Chief Financial Officer, each entered into a written plan for the potential sale of up to 200,000 and 30,000 shares of common stock of the Company, respectively, between May 30, 2023 and October 31, 2023. These plans were intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. As of June 1, 2023, all plan shares had been sold, which resulted in the automatic termination of both plans.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws dated April 25, 2023 (filed as Exhibit 3.2 of the Quarterly Report on Form 10-Q filed on April 27, 2023, and incorporated herein by reference)
10.1
Amendment No. 7 to Credit Agreement, dated June 1, 2023, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A, as administrative and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on June 5, 2023, and incorporated herein by reference)

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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 27, 2023.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)