Form 10-Q
period 2023-09-30
Element Solutions Inc
filed 2023-10-26
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 19, 2023: 241,516,314

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2023.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products in certain markets directly to customers.
WACC	Weighted average cost of capital
2022 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, our business, financial results, customers, suppliers, vendors and/or stock price, including the impact of related governmental responses; the efficacy of vaccines and treatments targeting COVID-19 and its variants; secular trends and expected growth of our businesses; the expected benefits of the reacquired ViaForm Distribution Rights and the Kuprion Acquisition; deferred payments related to the ViaForm Distribution Rights and the Kuprion Acquisition; the ongoing conflict between Russia and Ukraine and the evolving nature of the conflicts in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of tax law changes; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$599.3	$618.5	$1,759.8	$1,975.6
Cost of sales	357.4	396.6	1,061.6	1,240.9
Gross profit	241.9	221.9	698.2	734.7
Operating expenses:
Selling, technical, general and administrative	149.9	131.4	445.8	431.3
Research and development	12.9	11.3	54.3	38.2
Goodwill impairment	80.0	—	80.0	—
Total operating expenses	242.8	142.7	580.1	469.5
Operating (loss) profit	(0.9)	79.2	118.1	265.2
Other (expense) income:
Interest expense, net	(13.3)	(12.3)	(37.0)	(39.6)
Foreign exchange (loss) gain	(5.3)	0.9	8.6	2.9
Other income, net	3.1	2.0	1.8	5.2
Total other expense	(15.5)	(9.4)	(26.6)	(31.5)
(Loss) income before income taxes and non-controlling interests	(16.4)	69.8	91.5	233.7
Income tax expense	(15.3)	(16.5)	(53.4)	(60.4)
Net (loss) income from continuing operations	(31.7)	53.3	38.1	173.3
Income from discontinued operations, net of tax	—	—	2.9	1.8
Net (loss) income	(31.7)	53.3	41.0	175.1
Net income attributable to non-controlling interests	(0.1)	(0.1)	—	(0.6)
Net (loss) income attributable to common stockholders	$(31.8)	$53.2	$41.0	$174.5

(Loss) earnings per share
Basic from continuing operations	$(0.13)	$0.22	$0.16	$0.70
Basic from discontinued operations	—	—	0.01	0.01
Basic attributable to common stockholders	$(0.13)	$0.22	$0.17	$0.71

Diluted from continuing operations	$(0.13)	$0.22	$0.16	$0.70
Diluted from discontinued operations	—	—	0.01	0.01
Diluted attributable to common stockholders	$(0.13)	$0.22	$0.17	$0.71

Weighted average common shares outstanding
Basic	241.5	244.7	241.4	246.4
Diluted	241.5	245.0	241.8	247.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(31.7)	$53.3	$41.0	$175.1

Other comprehensive loss
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense of $0.6 and $5.4 for the three months ended September 30, 2023 and 2022 and $0.6 and $7.8 for the nine months ended September 30, 2023 and 2022, respectively	(21.8)	(107.4)	(80.4)	(233.8)
Total foreign currency translation adjustments	(21.8)	(107.4)	(80.4)	(233.8)
Available-for-sale debt securities:
Other comprehensive loss before reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2023, respectively	—	—	(1.0)	—
Total unrealized loss on available-for-sale debt securities	—	—	(1.0)	—
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax (benefit) expense of $(0.7)and $4.3 for the three months ended September 30, 2023 and 2022 and $(1.6) and $16.0 for the nine months ended September 30, 2023 and 2022, respectively	7.3	15.1	20.5	43.7
Reclassifications, net of tax expense of $0.0 for the three months ended September 30, 2023 and 2022 and $0.0 for the nine months ended September 30, 2023 and 2022, respectively	(10.8)	(0.9)	(28.6)	6.9
Total unrealized (loss) gain on qualified hedging derivatives	(3.5)	14.2	(8.1)	50.6
Other comprehensive loss	(25.3)	(93.2)	(89.5)	(183.2)
Comprehensive loss	(57.0)	(39.9)	(48.5)	(8.1)
Comprehensive loss attributable to non-controlling interests	—	0.1	0.5	1.6
Comprehensive loss attributable to common stockholders	$(57.0)	$(39.8)	$(48.0)	$(6.5)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2023	2022
Assets
Cash & cash equivalents	$329.6	$265.6
Accounts receivable, net of allowance for doubtful accounts of $14.0 and $14.4 at September 30, 2023 and December 31, 2022, respectively	449.5	455.8
Inventories	322.8	290.7
Prepaid expenses	31.3	38.5
Other current assets	166.3	138.1
Total current assets	1,299.5	1,188.7
Property, plant and equipment, net	279.2	277.2
Goodwill	2,281.5	2,412.8
Intangible assets, net	889.6	805.5
Deferred income tax assets	49.8	51.5
Other assets	169.2	168.0
Total assets	$4,968.8	$4,903.7
Liabilities and stockholders' equity
Accounts payable	$143.8	$132.2
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	221.4	200.7
Total current liabilities	376.7	344.4
Debt	2,027.8	1,883.8
Pension and post-retirement benefits	34.6	36.7
Deferred income tax liabilities	104.4	121.2
Other liabilities	179.1	168.5
Total liabilities	2,722.6	2,554.6
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2023: 266.2 shares issued; 2022: 265.1 shares issued)	2.7	2.7
Additional paid-in capital	4,197.7	4,185.9
Treasury stock (2023: 24.6 shares; 2022: 24.3 shares)	(341.9)	(334.2)
Accumulated deficit	(1,241.2)	(1,223.8)
Accumulated other comprehensive loss	(387.1)	(298.1)
Total stockholders' equity	2,230.2	2,332.5
Non-controlling interests	16.0	16.6
Total equity	2,246.2	2,349.1
Total liabilities and stockholders' equity	$4,968.8	$4,903.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$41.0	$175.1
Net income from discontinued operations, net of tax	2.9	1.8
Net income from continuing operations	38.1	173.3
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	124.7	122.0
Deferred income taxes	(8.1)	3.9
Foreign exchange gain	(10.5)	(1.0)
Incentive stock compensation	10.6	12.8
Goodwill impairment	80.0	—
Other, net	25.8	10.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.6)	(23.3)
Inventories	(37.2)	(63.1)
Accounts payable	13.3	32.1
Accrued expenses	(8.0)	(47.9)
Prepaid expenses and other current assets	3.4	(22.0)
Other assets and liabilities	(3.7)	(2.1)
Net cash flows provided by operating activities	221.8	195.4
Cash flows from investing activities:
Capital expenditures	(36.3)	(32.8)
Proceeds from disposal of property, plant and equipment	1.4	3.4
Acquisitions, net of cash acquired	(188.6)	(22.6)
Other, net	(2.7)	(9.9)
Net cash flows used in investing activities	(226.2)	(61.9)
Cash flows from financing activities:
Debt proceeds	150.0	—
Repayments of borrowings	(8.6)	(11.9)
Repurchases of common stock	—	(113.5)
Dividends	(58.1)	(59.2)
Payment of financing fees	(1.0)	—
Other, net	(7.7)	(27.0)
Net cash flows provided by (used in) financing activities	74.6	(211.6)
Net cash flows provided by operating activities of discontinued operations	2.9	1.8
Effect of exchange rate changes on cash and cash equivalents	(9.1)	(19.8)
Net increase (decrease) in cash and cash equivalents	64.0	(96.1)
Cash and cash equivalents at beginning of period	265.6	330.1
Cash and cash equivalents at end of period	$329.6	$234.0

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7
Net (loss) income	—	—	—	—	—	(31.8)	—	(31.8)	0.1	(31.7)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(25.2)	(25.2)	(0.1)	(25.3)
Exercise/ vesting of stock-based compensation	10,107	—	—	3,046	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	20,180	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	3.0	—	—	—	—	3.0	—	3.0
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2023	266,161,069	$2.7	$4,197.7	24,644,755	$(341.9)	$(1,241.2)	$(387.1)	$2,230.2	$16.0	$2,246.2

Three Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2022	265,013,065	$2.7	$4,176.4	19,221,388	$(244.9)	$(1,250.6)	$(285.4)	$2,398.2	$17.0	$2,415.2
Net income	—	—	—	—	—	53.2	—	53.2	0.1	53.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(93.0)	(93.0)	(0.2)	(93.2)
Exercise/ vesting of stock-based compensation	851	—	—	266	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	21,610	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	3,018,851	(54.8)	—	—	(54.8)	—	(54.8)
Dividends ($0.08 per share)	—	—	—	—	—	(19.7)	—	(19.7)	—	(19.7)
Equity compensation expense	—	—	4.1	—	—	—	—	4.1	—	4.1
Changes in non-controlling interests	—	—	(0.2)	—	—	—	—	(0.2)	(0.3)	(0.5)
Balance at September 30, 2022	265,035,526	$2.7	$4,180.6	22,240,505	$(299.7)	$(1,217.1)	$(378.4)	$2,288.1	$16.6	$2,304.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	41.0	—	41.0	—	41.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(89.0)	(89.0)	(0.5)	(89.5)
Exercise/ vesting of stock-based compensation	1,038,192	—	—	372,007	(7.7)	—	—	(7.7)	—	(7.7)
Issuance of common stock under Employee Stock Purchase Plan	60,344	—	1.0	—	—	—	—	1.0	—	1.0
Dividends ($0.24 per share)	—	—	—	—	—	(58.4)	—	(58.4)	—	(58.4)
Equity compensation expense	—	—	10.8	—	—	—	—	10.8	—	10.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2023	266,161,069	$2.7	$4,197.7	24,644,755	$(341.9)	$(1,241.2)	$(387.1)	$2,230.2	$16.0	$2,246.2

Nine Months Ended September 30, 2022	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	174.5	—	174.5	0.6	175.1
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(181.0)	(181.0)	(2.2)	(183.2)
Exercise/ vesting of stock-based compensation	3,040,841	0.1	—	1,033,035	(24.0)	—	—	(23.9)	—	(23.9)
Issuance of common stock under Employee Stock Purchase Plan	57,176	—	1.0	—	—	—	—	1.0	—	1.0
Repurchases of common stock	—	—	—	6,011,945	(116.5)	—	—	(116.5)	—	(116.5)
Dividends ($0.24 per share)	—	—	—	—	—	(59.7)	—	(59.7)	—	(59.7)
Equity compensation expense	—	—	13.1	—	—	—	—	13.1	—	13.1
Changes in non-controlling interests	—	—	(0.1)	—	—	—	—	(0.1)	(1.9)	(2.0)
Balance at September 30, 2022	265,035,526	$2.7	$4,180.6	22,240,505	$(299.7)	$(1,217.1)	$(378.4)	$2,288.1	$16.6	$2,304.7

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
In connection with the transaction, the Company recognized a reacquired distribution right intangible asset of $187 million, which will be amortized over 15 years, and a receivable of $13.5 million which will be settled in inventory and cash at the conclusion of the transition period and is included in the Condensed Consolidated Balance Sheets as "Other current assets." The amount paid, including future consideration, is deductible for tax purposes.
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
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Finished goods	$192.7	$164.4
Work in process	36.5	25.9
Raw materials and supplies	93.6	100.4
Total inventories	$322.8	$290.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT
The major components of property, plant and equipment were as follows:

(dollars in millions)	September 30, 2023	December 31, 2022
Land and leasehold improvements	$50.1	$52.0
Buildings and improvements	165.9	163.9
Machinery, equipment, fixtures and software	315.7	299.8
Construction in process	55.0	50.3
Total property, plant and equipment	586.7	566.0
Accumulated depreciation	(307.5)	(288.8)
Property, plant and equipment, net	$279.2	$277.2
For the three months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $11.8 million and $10.6 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded depreciation expense of $31.4 million and $31.5 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2022	$1,304.0	$1,108.8	(1)	$2,412.8
Transfer of Films business (2)	7.9	(7.9)		—
Goodwill impairment	—	(80.0)		(80.0)
Foreign currency translation and other	(43.2)	(8.1)		(51.3)
Balance at September 30, 2023	$1,268.7	$1,012.8		$2,281.5
(1) Includes accumulated impairment losses of $46.6 million.
(2) Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the unaudited Condensed Consolidated Financial Statements for further information.
Goodwill is tested for impairment at the reporting unit level in the fourth quarter of each year or when events or changes in circumstances indicate that goodwill might be impaired. During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, the Company determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, the Company conducted an interim goodwill impairment test using the same quantitative methodologies used for its 2022 annual goodwill impairment test (as described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements to the 2022 Annual Report). This quantitative test confirmed that goodwill was impaired and the Company recorded an $80.0 million impairment charge in the Condensed Consolidated Statement of Operations to reduce the carrying value of this reporting unit to its estimated fair value. This impairment charge was primarily driven by the reduction of the expected long-term cash flows for the business due to profit margin pressures from raw material inflation across the packaging supply chain, the recent loss of a significant newspaper customer, and a higher WACC as compared to the assumptions used for the 2022 annual goodwill impairment test.
As of September 30, 2023, following the impairment, the goodwill assigned to the Graphics Solutions reporting unit was approximately $129 million. After recording the impairment, its carrying value was equal to its estimated fair value.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets
The major components of intangible assets were as follows:

	September 30, 2023			December 31, 2022
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$952.2	$(478.1)	$474.1	$967.5	$(434.1)	$533.4
Developed technology	398.8	(299.5)	99.3	408.9	(277.0)	131.9
Trade names	93.6	(28.5)	65.1	96.0	(23.8)	72.2
Reacquired distribution rights	187.0	(4.2)	182.8	—	—	—
Other	0.6	(0.3)	0.3	—	—	—
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,700.2	$(810.6)	$889.6	$1,540.4	$(734.9)	$805.5
For the three months ended September 30, 2023 and 2022, the Company recorded amortization expense on intangible assets of $32.7 million and $29.2 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense on intangible assets of $93.3 million and $90.5 million, respectively.
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Term Loans A (1)	2026	SOFR plus 1.75%	$149.2	$—
Term Loans B (1)	2026	SOFR plus 2.00%	1,098.2	1,104.5
Senior Notes - $800 million (2)	2028	3.875%	791.9	790.8
Total debt			2,039.3	1,895.3
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$2,027.8	$1,883.8

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.0 million and $9.5 million at September 30, 2023 and December 31, 2022, respectively. The effective interest rate was 2.8% and 1.6% at September 30, 2023 and December 31, 2022, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $8.1 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively. The effective interest rate was 4.1% at September 30, 2023 and December 31, 2022, respectively.
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
At September 30, 2023, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2023 and December 31, 2022, there were $0.3 million and no amounts outstanding under such facilities, respectively. The Company had letters of credit outstanding of $5.9 million and $6.0 million at September 30, 2023 and December 31, 2022, respectively, of which $5.9 million and $6.0 million at September 30, 2023 and December 31, 2022, respectively, reduced the borrowings available under the various facilities. At September 30, 2023 and December 31, 2022, the availability under these facilities totaled approximately $392 million and $391 million, respectively, net of outstanding letters of credit.

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
The total notional value of the interest rate swaps and cross-currency swaps held at September 30, 2023 and December 31, 2022 was approximately $1.26 billion and $1.11 billion, respectively. As of September 30, 2023, $357 million in notional value matures in January 2024, $391 million in January 2025 and $507 million in January 2026.
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
The net result of these hedges, excluding the reduction to interest expense from the terminated interest rate swaps discussed above, is an interest rate of approximately 2.8% at September 30, 2023, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The fair value of the interest rate swaps was a net asset of $40.5 million and $47.3 million at September 30, 2023 and December 31, 2022, respectively. The fair value of the cross-currency swaps was a net asset of $73.1 million and $70.4 million at September 30, 2023 and December 31, 2022, respectively.
For the three and nine months ended September 30, 2023, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $30.5 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At September 30, 2023, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2023 and December 31, 2022 was approximately $88.7 million and $105 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was an $0.4 million net current asset and a $0.3 million net current liability at September 30, 2023 and December 31, 2022, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Commodities
As part of its risk management policy, the Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $57.3 million and $45.7 million at September 30, 2023 and December 31, 2022, respectively. The fair value of the metals derivative contracts was a net current asset of $3.4 million and a net current liability of $2.5 million at September 30, 2023 and December 31, 2022, respectively. Substantially all contracts outstanding at September 30, 2023 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income, net."
Realized gains and losses on derivative contracts are accounted for in the Condensed Consolidated Statements of Cash Flows as "Operating activities".
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2023	December 31, 2022
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.6	$0.2
Metals contracts	Other current assets	Level 2	3.8	2.5
Interest rate swaps	Other current assets	Level 2	30.5	32.7
Cross-currency swaps	Other current assets	Level 2	38.7	26.1
Interest rate swaps	Other assets	Level 2	10.0	14.6
Cross-currency swaps	Other assets	Level 2	36.0	44.3
Available-for-sale debt securities	Other assets	Level 3	14.1	11.5
Total			$133.7	$131.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.2	$0.5
Metals contracts	Accrued expenses and other current liabilities	Level 2	0.4	5.0
Cross-currency swaps	Other liabilities	Level 2	1.6	—
Total			$2.2	$5.5
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2023.
The carrying value and estimated fair value of the Company’s long-term debt totaled $2.04 billion and $1.95 billion, respectively, at September 30, 2023. At December 31, 2022, the carrying value and estimated fair value totaled $1.90 billion and $1.80 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Non-Recurring Fair Value Measurement
As a result of the goodwill impairment test conducted in the third quarter 2023, the Industrial & Specialty segment recorded an impairment charge of $80.0 million to reduce the carrying value of the Graphics Solutions reporting unit to its estimated fair value. This measurement was performed on a non-recurring basis as of August 31, 2023 using significant unobservable inputs (Level 3). See Note 5, Goodwill and Intangible Assets, to the unaudited Condensed Consolidated Financial Statements for further information.
8. EARNINGS PER SHARE
Basic and diluted earnings per share are based on the weighted average number of shares of the Company's common stock and potential common stock outstanding during the period. Potential common stock, for purposes of determining diluted earnings per share, assumes the issuance of all potentially dilutive share equivalents using the treasury stock method.
A computation of earnings per share and weighted average shares of the Company's common stock outstanding for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts)	2023	2022	2023	2022
Net (loss) income from continuing operations	$(31.7)	$53.3	$38.1	$173.3
Net income attributable to non-controlling interests	(0.1)	(0.1)	—	(0.6)
Net (loss) income attributable to common stockholders	$(31.8)	$53.2	$38.1	$172.7

Basic weighted average common shares outstanding	241.5	244.7	241.4	246.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs		0.3	0.4	0.8
Denominator adjustments for diluted EPS	—	0.3	0.4	0.8
Diluted weighted average common shares outstanding	241.5	245.0	241.8	247.2

(Loss) earnings per share from continuing operations attributable to common stockholders:
Basic	$(0.13)	$0.22	$0.16	$0.70
Diluted	$(0.13)	$0.22	$0.16	$0.70
For the three and nine months ended September 30, 2023 and 2022, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met for awards contingent upon such measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in millions)	2023	2022	2023	2022
Shares issuable upon vesting of RSUs and exercise of stock options	3.3	3.5	3.7	3.6
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.3 million and $11.6 million at September 30, 2023 and December 31, 2022, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended September 30, 2023, the Company recognized income tax expense of $15.3 million, as compared to $16.5 million in the same period for 2022. For the nine months ended September 30, 2023, the Company recognized income tax expense of $53.4 million, as compared to $60.4 million in the same period for 2022. Income tax expense includes a U.S. tax benefit provided with respect to foreign earnings and the impact of changes to the level and mix of earnings, offset by an increase in foreign withholding tax accruals for the three and nine months ended September 30, 2023.

The effective tax rate for the three and nine months ended September 30, 2023 was adversely impacted by expenses, which will not be able to be deducted on the Company's 2023 tax return but which reduced the Company's pre-tax income, including a goodwill impairment of $80.0 million in the third quarter of 2023 and the recognition of $15.7 million of research and development costs associated with the Kuprion acquisition in the second quarter of 2023; both of which did not impact expenses in the prior year period.
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Net sales:
Electronics
Assembly Solutions	$191.2	$192.5	$548.7	$645.5
Circuitry Solutions	109.1	126.5	318.8	399.7
Semiconductor Solutions	66.7	70.4	194.9	226.6
Total Electronics	367.0	389.4	1,062.4	1,271.8
Industrial & Specialty
Industrial Solutions	177.7	176.8	534.2	549.2
Graphics Solutions	35.9	36.1	107.5	106.3
Energy Solutions	18.7	16.2	55.7	48.3
Total Industrial & Specialty	232.3	229.1	697.4	703.8
Total net sales	$599.3	$618.5	$1,759.8	$1,975.6

Adjusted EBITDA:
Electronics	$90.4	$90.9	$239.4	$293.0
Industrial & Specialty	43.7	42.6	123.1	125.7
Total Adjusted EBITDA	$134.1	$133.5	$362.5	$418.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table reconciles "Net (loss) income attributable to common stockholders" to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Net (loss) income attributable to common stockholders	$(31.8)	$53.2	$41.0	$174.5
Add (subtract):
Net income attributable to non-controlling interests	0.1	0.1	—	0.6
Income from discontinued operations, net of tax	—	—	(2.9)	(1.8)
Income tax expense	15.3	16.5	53.4	60.4
Interest expense, net	13.3	12.3	37.0	39.6
Depreciation expense	11.8	10.6	31.4	31.5
Amortization expense	32.7	29.2	93.3	90.5
EBITDA	41.4	121.9	253.2	395.3
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	—	—	—	0.5
Restructuring expense	2.1	2.9	6.3	6.1
Acquisition and integration expense	5.0	2.2	13.3	6.2
Foreign exchange loss (gain) on intercompany loans	6.5	2.5	(7.6)	3.2
Goodwill impairment	80.0	—	80.0	—
Kuprion Acquisition research and development charge	—	—	15.7	—
Adjustment of stock compensation previously not probable	—	—	—	1.3
Other, net	(0.9)	4.0	1.6	6.1
Adjusted EBITDA	$134.1	$133.5	$362.5	$418.7

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
For a reconciliation of "Net (loss) income attributable to common stockholders" to Adjusted EBITDA and more information about the adjustments made, see Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

	Three Months Ended		% Change			Nine Months Ended		% Change
	September 30,					September 30,
(dollars in millions)	2023	2022	Reported	Constant Currency	Organic	2023	2022	Reported	Constant Currency	Organic
Net sales	$599.3	$618.5	(3)%	(3)%	(3)%	$1,759.8	$1,975.6	(11)%	(9)%	(6)%
Cost of sales	357.4	396.6	(10)%	(11)%		1,061.6	1,240.9	(14)%	(13)%
Gross profit	241.9	221.9	9%	10%		698.2	734.7	(5)%	(3)%
Gross margin	40.4%	35.9%	450 bps	490 bps		39.7%	37.2%	250 bps	260 bps
Operating expenses	242.8	142.7	70%	68%		580.1	469.5	24%	24%
Operating (loss) profit	(0.9)	79.2	(nm)	(nm)		118.1	265.2	(55)%	(50)%
Operating margin	(0.2)%	12.8%	(nm)	(nm)		6.7%	13.4%	(670)bps	(610)bps
Other expense, net	(15.5)	(9.4)	65%			(26.6)	(31.5)	(16)%
Income tax expense	(15.3)	(16.5)	(7)%			(53.4)	(60.4)	(12)%
Net (loss) income from continuing operations	(31.7)	53.3	(nm)			38.1	173.3	(78)%
Income from discontinued operations, net of tax	—	—	(nm)			2.9	1.8	61%
Net (loss) income	$(31.7)	$53.3	(nm)			$41.0	$175.1	(77)%

Adjusted EBITDA	$134.1	$133.5	0%	2%		$362.5	$418.7	(13)%	(10)%
Adjusted EBITDA margin	22.4%	21.6%	80bps	110bps		20.6%	21.2%	(60)bps	(30)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2023 decreased 3% on a reported basis, 3% on a constant currency basis and 3% on an organic basis. Electronics' consolidated results were positively impacted by $1.4 million of pass-through metals pricing and negatively impacted by $0.3 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $1.1 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	September 30,
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$191.2	$192.5	(1)%	1%	1%	(1)%	—%	0%
Circuitry Solutions	109.1	126.5	(14)%	1%	(12)%	—%	—%	(12)%
Semiconductor Solutions	66.7	70.4	(5)%	(1)%	(6)%	—%	0%	(6)%
Total	367.0	389.4	(6)%	1%	(5)%	0%	0%	(5)%

Industrial & Specialty:
Industrial Solutions	177.7	176.8	1%	(2)%	(1)%	—%	(1)%	(2)%
Graphics Solutions	35.9	36.1	(1)%	(3)%	(4)%	—%	—%	(4)%
Energy Solutions	18.7	16.2	15%	(4)%	11%	—%	—%	11%
Total	232.3	229.1	1%	(2)%	(1)%	—%	0%	(1)%

Total	$599.3	$618.5	(3)%	0%	(3)%	0%	0%	(3)%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2023 decreased 6% on a reported basis and 5% on an organic basis.
•Assembly Solutions: net sales decreased 1% on a reported basis and remained relatively flat on an organic basis. Pass-through metals pricing had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. Organic net sales were relatively flat as growth in automotive customers was offset by demand weakness in China.
•Circuitry Solutions: net sales decreased 14% on a reported basis and 12% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to demand weakness in the memory disk end market globally and lower raw material surcharges in the third quarter of 2023 when compared to the same period in 2022.
•Semiconductor Solutions: net sales decreased 5% on a reported basis and 6% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a relatively flat impact on organic growth which excludes the impact of ViaForm sales for the third quarters of 2022 and 2023 as the transition from our prior distributor negatively impacted trends which we believe were not indicative of the underlying end-market for these products. Foreign exchange had a positive impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand for precious metal based products, partially offset by growth in power electronics and plating chemistries for high-end electronics end markets.
Industrial & Specialty's net sales in the third quarter of 2023 increased 1% on a reported basis and decreased 1% on an organic basis.
•Industrial Solutions: net sales increased 1% on a reported basis and decreased 2% on an organic basis. Acquisitions had a positive impact of 1% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand from American and European construction and industrial manufacturing as well as lower raw material surcharges in the third quarter of 2023 when compared to the same period in 2022, partially offset by an equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer which contributed approximately 5% to organic net sales.
•Graphics Solutions: net sales decreased 1% on a reported basis and 4% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower newspaper net sales and rationalization of lower margin customers partially offset by the contribution of new customer wins.
•Energy Solutions: net sales increased 15% on a reported basis and 11% on an organic basis. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to cost inflation driven pricing actions and increased energy production activity.
Year to date, net sales decreased 11% on a reported basis, 9% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were negatively impacted by $73.5 million of pass-through metals pricing and positively impacted by $1.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $3.8 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended		% Change
	September 30,
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$548.7	$645.5	(15)%	3%	(12)%	11%	—%	(1)%
Circuitry Solutions	318.8	399.7	(20)%	3%	(18)%	—%	—%	(18)%
Semiconductor Solutions	194.9	226.6	(14)%	1%	(13)%	—%	(1)%	(14)%
Total	1,062.4	1,271.8	(16)%	2%	(14)%	6%	0%	(8)%

Industrial & Specialty:
Industrial Solutions	534.2	549.2	(3)%	2%	(1)%	—%	(1)%	(2)%
Graphics Solutions	107.5	106.3	1%	0%	1%	—%	—%	1%
Energy Solutions	55.7	48.3	15%	1%	16%	—%	—%	16%
Total	697.4	703.8	(1)%	1%	0%	—%	(1)%	0%

Total	$1,759.8	$1,975.6	(11)%	2%	(9)%	4%	0%	(6)%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales decreased 16% on a reported basis and 8% on an organic basis.
•Assembly Solutions: net sales decreased 15% on a reported basis and 1% on an organic basis. Pass-through metals pricing had a negative impact of 11% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower SMT volumes due to demand weakness in Asia, primarily China, partially offset by growth in automotive customers.
•Circuitry Solutions: net sales decreased 20% on a reported basis and 18% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower demand from mobile phone market customers, primarily in Asia, and the memory disk end market globally.
•Semiconductor Solutions: net sales decreased 14% on a reported and organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a net positive impact of 1% on organic growth which excludes the impact of ViaForm sales for the third quarters of 2022 and 2023 as the transition from our prior distributor negatively impacted trends which we believe were not indicative of the underlying end market for these products. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand for advanced packaging chemistries in the mobile phone and high-end electronics end markets and precious metal based products partially offset by strong demand from power electronics customers.
Year to date, Industrial & Specialty's net sales decreased 1% on a reported basis and remained relatively flat on an organic basis.
•Industrial Solutions: net sales decreased 3% on a reported basis and 2% on an organic basis. Acquisitions, primarily the HSO Acquisition, had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand from European construction and industrial manufacturing markets as well as lower automotive production in China and India when compared to the same period in 2022, partially offset by an equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer in the third quarter of 2023 which contributed approximately 2% to organic net sales.
•Graphics Solutions: net sales increased 1% on a reported basis and 1% on an organic basis. Foreign exchange remained relatively flat. The increase in organic net sales was primarily due to the contribution of new customer wins and cost inflation driven pricing actions partially offset by rationalization of lower-margin customers.
•Energy Solutions: net sales increased 15% on a reported basis and 16% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased energy production activity and cost inflation driven pricing actions.
Gross Profit

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Gross profit
Electronics	$148.6	$134.1	11%	13%	$424.6	$459.8	(8)%	(5)%
Industrial & Specialty	93.3	87.8	6%	5%	273.6	274.9	0%	1%
Total	$241.9	$221.9	9%	10%	$698.2	$734.7	(5)%	(3)%

Gross margin
Electronics	40.5%	34.4%	610 bps	640 bps	40.0%	36.2%	380 bps	390 bps
Industrial & Specialty	40.2%	38.4%	180 bps	240 bps	39.2%	39.1%	10 bps	40 bps
Total	40.4%	35.9%	450 bps	490 bps	39.7%	37.2%	250 bps	260 bps
Electronics' gross profit in the third quarter of 2023 increased by 11% on a reported basis and 13% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material and logistics costs. The increase in gross margin was primarily due to the recaptured margin on ViaForm Distributions Rights, lower raw material costs and favorable product mix.
Industrial & Specialty's gross profit in the third quarter of 2023 increased by 6% on a reported basis and 5% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower logistics costs, partially offset by declines in the Graphics Solutions business. The increase in gross margin was primarily due to lower logistics costs in the Industrial Solutions business as well as growth in our higher margin Energy Solutions business.
Year to date, Electronics' gross profit decreased by 8% on a reported basis and 5% on a constant currency basis. The constant currency decrease in gross profit was primarily driven by lower net sales across all businesses. The increase in gross margin was primarily due to lower pass-through metals pricing in the Assembly Solutions business, the recaptured margin on ViaForm Distributions Rights and the impact of inflationary price increases.

Year to date, Industrial & Specialty's gross profit remained relatively flat on a reported basis and increased 1% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business and growth in the Energy Solutions business, partially offset by declines in the Graphics Solutions business. The increase in gross margin was primarily due to lower logistics costs and growth in our higher margin Energy Solutions business.
Operating Expenses

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Selling, technical, general and administrative	$149.9	$131.4	14%	13%	$445.8	$431.3	3%	5%
Research and development	12.9	11.3	15%	14%	54.3	38.2	42%	43%
Goodwill impairment	80.0	—	(nm)	(nm)	80.0	—	(nm)	(nm)
Total	$242.8	$142.7	70%	68%	$580.1	$469.5	24%	24%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.0%	21.2%	380 bps	360 bps	25.3%	21.8%	350 bps	330 bps
Research and development	2.2%	1.8%	40 bps	40 bps	3.1%	1.9%	120 bps	110 bps
Goodwill impairment	13.3%	—%	(nm)	(nm)	4.5%	—%	(nm)	(nm)
Total	40.5%	23.1%	1,740 bps	1,700 bps	33.0%	23.8%	920 bps	870 bps
(nm) Calculation not meaningful.
During the third quarter of 2023, we recorded an impairment charge in our Industrial & Specialty segment of $80.0 million related to our Graphics Solutions reporting unit. See Note 5, Goodwill and Intangible Assets, to the unaudited Condensed Consolidated Financial Statements for further information.
Operating expenses in the third quarter of 2023 increased 70% on a reported basis and 68% on a constant currency basis. Excluding the goodwill impairment charge discussed above, operating expenses in the third quarter of 2023 increased 14% on a reported basis and 13% on a constant currency basis. The constant currency increase was primarily driven by timing of incentive compensation accruals as the prior year period reflects a greater reduction of the accrual than the current year period and $3.2 million higher amortization expense associated with the purchase accounting for the reacquired ViaForm Distribution Rights.
Year to date, operating expenses increased 24% on a reported basis and 24% on a constant currency basis. Excluding the goodwill impairment charge discussed above, year to date operating expenses increased 7% on a reported basis and 8% on a constant currency basis. The constant currency increase was primarily driven by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition, higher personnel costs and higher travel expenses. See Note 2, Acquisitions, to the Condensed Consolidated Financial Statements for further discussion of the research and development costs associated with the Kuprion Acquisition.

Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022
Other (expense) income
Interest expense, net	$(13.3)	$(12.3)	$(37.0)	$(39.6)
Foreign exchange (loss) gain	(5.3)	0.9	8.6	2.9
Other income, net	3.1	2.0	1.8	5.2
Total	$(15.5)	$(9.4)	$(26.6)	$(31.5)
Interest Expense, Net
For the three months ended September 30, 2023, interest expense, net increased $1.0 million primarily due to the interest applicable under the $150 million incremental term loans A incurred in the second quarter of 2023. For the nine months ended September 30, 2023, interest expense, net decreased $2.6 million driven primarily by higher interest income partially offset by the applicable interests related to the $150 million incremental term loans A incurred in the second quarter of 2023.
Foreign Exchange (Loss) Gain
For the three and nine months ended September 30, 2023, the fluctuations in foreign exchange (loss) gain were primarily driven by the remeasurement of intercompany loans.
Other Income, Net
For the three and nine months ended September 30, 2023, other income, net included $3.5 million ($0.1 million of realized losses and $3.6 million of unrealized gains) and $2.1 million ($3.7 million of realized losses and $5.8 million of unrealized gains), respectively, of net gains associated with metals derivative contracts. For the three and nine months ended September 30, 2022, other income, net included $3.1 million ($5.4 million of realized gains and $2.3 million of unrealized losses) and $7.0 million ($5.0 million of realized gains and $2.0 million of unrealized gains), respectively, of net gains associated with metals derivative contracts. The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings and losses by tax jurisdiction and discrete items. See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.

Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2023	2022	Reported	Constant Currency	2023	2022	Reported	Constant Currency
Adjusted EBITDA:
Electronics	$90.4	$90.9	(1)%	1%	$239.4	$293.0	(18)%	(15)%
Industrial & Specialty	43.7	42.6	3%	2%	123.1	125.7	(2)%	1%
Total	$134.1	$133.5	0%	2%	$362.5	$418.7	(13)%	(10)%

Adjusted EBITDA margin:
Electronics	24.6%	23.3%	130 bps	150 bps	22.5%	23.0%	(50) bps	(20) bps
Industrial & Specialty	18.9%	18.6%	30 bps	70 bps	17.7%	17.9%	(20) bps	0 bps
Total	22.4%	21.6%	80 bps	110 bps	20.6%	21.2%	(60) bps	(30) bps
For the three months ended September 30, 2023, Electronics' Adjusted EBITDA decreased 1% on a reported basis and increased 1% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits. Industrial & Specialty's Adjusted EBITDA increased 3% on a reported basis and 2% on a constant currency basis. The constant currency increase was primarily driven by growth in the Energy Solutions business and lower logistics costs partially offset by declines in the Graphics Solutions business.
For the nine months ended September 30, 2023, Electronics' Adjusted EBITDA decreased 18% on a reported basis and 15% on a constant currency basis. The constant currency decrease was primarily driven by lower gross profits. Industrial & Specialty's Adjusted EBITDA decreased 2% on a reported basis and increased 1% on a constant currency basis. The constant currency increase was primarily driven by growth in the Energy Solutions business and easing cost pressures partially offset by declines in the Graphics Solutions business.
Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2023 were the proceeds from the term loans A transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the reacquired ViaForm Distribution Rights and the Kuprion Acquisition, pay cash dividends, capital expenditures, fund operations including working capital and debt service obligations. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2024. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $1.23 billion, related to the maturity of our outstanding term loans under the Credit Agreement, is not due until 2026.
In the third quarter of 2023, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the nine months ended September 30, 2023, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements based on available funds among the many subsidiaries through which we conduct business and the cost effectiveness with which those funds can be accessed. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $330 million of cash and cash equivalents at September 30, 2023, $256 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended
	September 30,
(dollars in millions)	2023	2022
Cash provided by operating activities	$221.8	$195.4
Cash used in investing activities	$(226.2)	$(61.9)
Cash provided by (used in) financing activities	$74.6	$(211.6)
Operating Activities
The increase in net cash flows provided by operating activities of $26.4 million was primarily driven by lower annual incentive compensation payments and improved management of working capital, partially offset by lower cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the nine months ended September 30, 2023, we paid approximately $170 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition. During the nine months ended September 30, 2022, we paid approximately $23 million in connection with the HSO Acquisition.
Financing Activities
During the nine months ended September 30, 2023, we borrowed $150 million of incremental term loans A under our senior credit facility to finance the reacquired ViaForm Distribution Rights. We paid $58.1 million of cash dividends on shares of our common stock and $7.7 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the nine months ended September 30, 2022, we paid approximately $114 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $59.2 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At September 30, 2023, we had $2.04 billion of indebtedness, net of unamortized discounts and debt issuance costs, which primarily included:
•$1.25 billion of term debt arrangements outstanding under our term loans; and
•$792 million of 3.875% USD Notes due 2028.

Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $392 million at September 30, 2023 (net of $5.9 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2023, we were in compliance with the customary affirmative and negative covenants, events of default and other customary provisions of the Credit Agreement as well as with the covenants included in the indenture governing our 3.875% USD Notes due 2028.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 26, 2023.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)