Form 10-K
period 2023-12-31
Element Solutions Inc
filed 2024-02-21
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The number of shares of common stock outstanding as of February 16, 2024 was 241,993,444. The aggregate market value of the common stock held by non-affiliates as of June 30, 2023 was approximately $4.28 billion, based upon the last reported sales price for such date on the New York Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
Documents Incorporated By Reference
Portions of the Company’s definitive 2024 Proxy Statement are incorporated by reference into Part III of this 2023 Annual Report.

Element Solutions Inc
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2023

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Coventya	Coventya Holding SAS and its subsidiaries.
Coventya Acquisition	Acquisition of Coventya on September 1, 2021.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
HKW	H.K. Wentworth Limited and its subsidiaries.
HKW Acquisition	Acquisition of HKW on May 5, 2021.
HSO	HSO Herbert Schmidt GmbH & Co. KG, Dipl.-Ing. W. Schmidt GmbH and HSO Hong Kong Holding Limited and its subsidiary.
HSO Acquisition	Acquisition of HSO on January 26, 2022.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
OEM	Original equipment manufacturer.
RSUs	Restricted stock units issued by Element Solutions from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Securities Act	Securities Act of 1933, as amended.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
WACC	Weighted average cost of capital.
2013 Plan	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan.
2023 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2023.
2024 Proxy Statement	Element Solutions’ definitive proxy statement for its 2024 annual meeting of stockholders expected to be filed no later than 120 days after the Company's fiscal year end of December 31, 2023.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
ii

Forward-Looking Statements
This 2023 Annual Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the reacquired ViaForm Distribution Rights and the Kuprion Acquisition; deferred payments related to the Kuprion Acquisition; the war between Russia and Ukraine and the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy, secular trends and expected growth of our businesses; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of this 2023 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this 2023 Annual Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
The invasion of Ukraine by Russia in early 2022 and the sanctions and other measures being imposed in response to this conflict have increased the level of economic and political uncertainty. While none of Russia, Ukraine or Belarus constitutes a material portion of our business and we do not have physical assets in these countries, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt the global supply chain and increase our costs as well as amplify certain risks discussed in Part I, Item 1A, Risk Factors, of this 2023 Annual Report.
Non-GAAP Financial Measures
This 2023 Annual Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Segment Information, to the Consolidated Financial Statements, both included in this 2023 Annual Report.
iii

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names, trade names, trademarks, service marks or logos used in this 2023 Annual Report are part of our intellectual property, although the “®” and “TM” trademark designations may have been omitted. For financial and other information about our segments and the geographic areas in which we do business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, "Financial Statements and Supplementary Data" in Part II, Item 8, as well as Note 1, "Background and Basis of Presentation" and Note 22, "Segment Information" to our audited Consolidated Financial Statements, all included in this 2023 Annual Report.
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
Acquisitions
We may pursue targeted and opportunistic acquisitions in our existing and adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offerings, and enhance our growth and strategic position.
ViaForm Distribution Rights - On June 1, 2023, we reacquired the right to market and distribute directly (rather than through our exclusive distributor) our ViaForm® electrochemical deposition products by terminating a long-standing distribution agreement for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million. The deferred payment and a receivable of $13.5 million were settled in the fourth quarter of 2023. The receivable was settled with $6.1 million of inventory and $7.4 million cash (which reduced the purchase price paid by the cash received). Following the completion of the transaction, we now manage all aspects of the ViaForm® product line in-house, which we believe will result in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators.
Kuprion Acquisition - On May 19, 2023, we completed the Kuprion Acquisition for $15.9 million, net of cash with potential additional payments in various installments, which are not to exceed $259 million in aggregate, to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. Kuprion, Inc. is a developer of next-generation nano-copper technology for the semiconductor, circuit board and electronics assembly markets.

Business Segments
Our operations are organized into two reportable segments: Electronics and Industrial & Specialty. In 2023, we achieved sales of $2.33 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 61% and 39%, respectively. In the first quarter of 2023, operational responsibility of our Films business was transferred from our Graphics Solutions business within our Industrial & Specialty segment to our Circuitry Solutions business in our Electronics segment. In addition, we transferred certain product lines between our Assembly Solutions business and our Semiconductor Solutions business, both of which are part of our Electronics segment, to align more closely with our current business structure. Historical information has been reclassified to reflect these changes for all periods presented in this 2023 Annual Report.
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
Electronics
Our Electronics segment researches, formulates and sells specialty chemicals and process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as solder, pastes, fluxes and adhesives, join those pathways together.
Electronics provides solutions through the following businesses:
Assembly Solutions - representing approximately 51% of the segment's 2023 net sales. As a global supplier of surface mount technologies (SMT), fluxes, thermal management materials, coatings and other attachment materials, we develop high-performing innovative materials that are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets. Of our total net sales for Assembly Solutions, approximately 50% is metal content whose price fluctuations are generally passed through to our customers.
Circuitry Solutions - representing approximately 30% of the segment's 2023 net sales. As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary "wet" chemical processes and materials used by our customers to manufacture printed circuit boards and memory storage devices. Our product portfolio is focused on specialized consumable chemical processes and materials, such as circuit formation, primary metallization, electroplate, surface finishes and flexible/formable films. We believe our growth in this business will be driven by demand in wireless mobile devices, internet infrastructure, high performance computing, and the increasing use of electronics in automobiles.
Semiconductor Solutions - representing approximately 19% of the segment's 2023 net sales. As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, sintered silver material, adhesives, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, artificial intelligence, the internet of things, next-generation wireless communications and the increasing content and complexity of electronics in automotive applications.

Products
A selection of Electronics' product offerings is presented below:

Assembly Solutions
Electronic Assembly Materials
Electonic assembly materials are used in circuit board and high-performance electronic device assembly. Our product offering is primarily focused on SMT, including solder pastes, adhesives and preforms. The portfolio also includes thermal management materials, encapsulants, coatings, fluxes and other solder materials, all of which facilitate wave solder and surface mount assembly activities. Key brands include Alpha, Innolot, AccuFlux, Powerbond, Kester, Electrolube, and Alpha HiTech.

Circuitry Solutions
Circuit Board Metallization
Circuit board metallization products are used to plate holes drilled through printed circuit boards to connect opposite sides of the board and multi-layered printed circuit boards. Products include Shadow, Blackhole, MacuSpec, M-System and Systek.

Circuit Formation Products	Circuit formation products consist of an assortment of products for defining circuit patterns and bonding conductors to insulating materials.
Electronic Materials
Electonic materials are specialty products developed for evolving electronic applications, including photovoltaics, memory disk and molded interconnect devices manufacturing as well as lead frame and dielectric plating solutions.

Surface Finishes
Surface finishes are metallic and organic surface finishes products that promote wire bondability, provide contact functionality and preserve solderability of the circuit board prior to component assembly. Key brands include Sterling, Entek, Affinity and Ormecon.

Film and Smart Surface Solutions
Films and smart surfaces solutions include 3D formable films, 2D films, texturing Lacquers and circuitry & component attach materials which are used in the creation of in-mold electronic (IME) structures for human-machine interfaces (HMI). Key brands include Xtraform, Autotex and Autoflex.

Semiconductor Solutions
Semiconductor Materials & Packaging Applications
Semiconductor materials & packaging applications are advanced plating chemistries and assembly materials used for semiconductor chip fabrication and packaging. Our plating portfolio consists of copper, nickel and precious metals used in wafer-level packaging applications as well as damascene metallization used for transistor interconnection. Our semiconductor assembly materials portfolio includes sintered materials, die attach pastes and films, thermal interface materials, adhesives, getters, solder flux and solder pastes. Our Argomax line of advanced sinter technology is used in power semiconductor and solid state lighting markets to improve reliability and device performance. Other key brands include ALPHA, ViaForm, MICROFAB, ATROX, TrueHeight, Staydry, Kester and Compugraphics.

Industrial & Specialty
Our Industrial & Specialty segment researches, formulates and sells specialty chemicals and process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids in offshore energy production. The segment's products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets.
Industrial & Specialty provides solutions through the following businesses:
Industrial Solutions - representing approximately 76% of the segment's 2023 net sales. As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as chrome plating of shock absorbers for cars, or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end-markets, such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment, recycling and reuse solutions. Our industrial customer base is highly diverse and includes customers in the following end-markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment and transportation equipment. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.

Graphics Solutions - representing approximately 16% of the segment's 2023 net sales. As a supplier of consumable materials used to transfer images onto consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries. Photopolymers are molecules that change properties upon exposure to light. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. We believe growth in this business will be driven by consumer demand and market shifts favoring the use of package imaging technologies that, like ours, offer a lower total cost of ownership to customers.
Energy Solutions - representing approximately 8% of the segment's 2023 net sales. As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.
Products
A selection of Industrial & Specialty's product offerings is presented below:

Industrial Solutions
Electroless Nickel	Electroless nickel is applied to a variety of metal and plastic surfaces to enhance corrosion resistance, wear resistance, solderability and to repair worn or over-machined surfaces in a variety of applications.
Plating Products
Plating products are high-performance coatings used in multiple applications. Our CuMac range of products is used for plating on aluminum wheels, plastic substrates and zinc-based die castings while our evolve plating process applies to chromium-free plating on plastics.

Pre-treatment and Cleaning Solutions	Pre-treatment and cleaning solutions are applied to prepare the surfaces of a wide variety of industrial products for subsequent treatment. This product family includes a complete line of aqueous and semi-aqueous pre-treatment and cleaning products.
Functional Conversion Coatings	Functional conversion coatings are applied to metals to enhance corrosion resistance and paint adhesion in a wide spectrum of industrial applications where heavy-duty usage and exposure to unfavorable environments are anticipated.
Wastewater Solutions	Wastewater solutions are treatment and recycling systems that allow for less waste discharge and a more sustainable use of resources including water, metals and other production inputs.
Water Treatment	Water treatment consists of Fernox, our water treatment product line, which is used for the filtration, corrosion inhibition, and conditioning of water in residential and commercial boiler systems.
Graphics Solutions
Solid Sheet Printing Elements
Solid sheet printing elements are digital and analog printing sheets, used in the flexographic printing and plate-making processes. Our extensive line of LUX flexographic plates, including our LUX ITP 60 plate, are used in the commercial packaging, letterpress newspaper and publication industries.

Liquid Imaging Products
Liquid imaging products are liquid photopolymers used to produce printing plates for transferring images onto commercial packaging. Our key products are LTL photopolymer, M Clear photopolymer and M Stamp 40 photopolymer. We also offer products that are used in the production of liquid photopolymer plates, such as substrate, coverfilms and detergents.

Energy Solutions
Offshore Fluids
Offshore fluids are used to operate valves for the deep-water oil extraction and transportation process, and drilling fluids are used to operate valves for drilling rigs on the ocean floor. Production and drilling fluids are water-based hydraulic fluids used in subsea control systems.

Competitive Strengths
We believe the following competitive strengths differentiate our businesses from competitors and contribute to our ongoing success:
•Industry Leading Positions. We diligently focus on building and maintaining leading positions in niche sectors of high-growth markets by offering innovative products and high value-added services to our customers. We believe our scale and global reach in product development, marketing and formulation provide us with advantages over many competitors, allowing us to maintain our market positions and drive profitable growth. Our extensive market presence contributes to our ability to attract new customers and successfully enter new end-markets.

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
•Performance-Driven Culture, Experienced Management and Board with Proven Track Record. We place a premium on maintaining an expert and qualified employee base to provide innovative products and specialized technical service to our customers. We believe we have outstanding people who can deliver superior performance under the guidance and oversight of proven, experienced leadership. Our culture is performance-driven and decentralized. We empower our business teams and hold them accountable for their outcomes and business judgment. We measure our performance against industry benchmarks relating to efficiency growth and profitability, and drive operational excellence through continuous improvement. Our experienced management team is complemented by our experienced Board of Directors, which includes individuals with proven track records of successfully managing and growing businesses. In addition, both of our segments are led by executives who have extensive experience in their respective fields.
Business Strategies
We are building a best-in-class global specialty chemical solutions company. Our primary long-term measures of success are the value we create for our customers, the growth opportunities we provide for our people and the growth in the intrinsic value of our shares, which is a byproduct of value to customers, a strong meritocratic culture and prudent capital allocation. We regularly develop new products and processes and leverage our existing technologies and global footprint to profitably enter new markets. Our efforts are directed by the following key business strategies:
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
•Recruitment and Talent Development. Our success is a by-product of the efforts and capabilities of our people from our research and development laboratories to our customers’ manufacturing floors. Our technical expertise and innovation track records are the result of a specialized, highly-skilled workforce. Our ability to drive profitable growth through technical process know-how, strong customer relationships and industry knowledge relies on our ability to attract, grow and retain highly-skilled and motivated teams at all levels of our organization.
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
We believe that our businesses are not materially dependent upon any single customer with no customer representing 10% or more of our consolidated net sales in 2023, 2022 or 2021.
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

At December 31, 2023, we employed over 5,300 full-time employees, of which approximately 40% are research and development chemists and experienced technical service and technical sales personnel. Our full-time employees are based throughout the world, with approximately 80% employed outside of the U.S. In certain countries where we operate, our employees are also members of unions or are represented by works councils. We believe our relationships with our employees and collective bargaining unions are satisfactory.
Occupational Health and Safety. As a specialty chemical company, the success of our business is fundamentally connected to the safety of our employees. To promote worker safety, we use comprehensive management tools, including policies, training requirements, best practices and processes, and product safety standards. We routinely train and educate our employees on workplace safety and security, including by hosting an annual Global Safety Day during which our leaders emphasize the importance of safety through seminars, videos and targeted discussions. As part of our safety program, we track injury and illness rates locally and maintain emergency and disaster recovery plans. We also care for our employees' health and offer benefits and programs designed to support their physical, mental and financial well-being.
Diversity, Equity and Inclusion. We are committed to becoming a more inclusive and diverse organization. We believe diversity, equity and inclusion drive innovation, which in turn allows us to compete effectively. Our talent program is based on policies designed to ensure fair hiring practices and prevent discrimination and harassment as well as diversity training on a targeted basis. Throughout 2023, we continued to strengthen our hiring initiatives with a focus on candidates historically underrepresented in our industry, including multiethnic backgrounds. This led to diverse candidate slates for approximately 90% of our U.S.-based roles. Within the Company, we focused on our female representation in our High Potential (HiPo) leadership program to increase the number of female leaders at ESI. In addition, our newly-created employee resource groups (ERGs), with the assistance of their executive sponsors, support diverse employees and aim to raise awareness of different cultures within the workplace, cultivate diversity as a business strength and support ESI’s talent acquisition strategy to attract and retain diverse candidates.
Talent Retention and Development. With our focus on innovation and service, key elements of our human capital strategy are the attraction, acquisition and engagement of highly-skilled employees. Accordingly, we offer many training opportunities to cultivate talent, improve targeted skills and facilitate internal mobility to create a high-performing and diverse workforce. We track internal KPIs related to career development and internal promotion, and regularly review talent development and succession plans for each of our functions and segments to identify and develop a pipeline of talent to maintain business operations. In addition, we conduct regular global employee culture surveys to gauge employees' perception of the Company as a place to work as well as their views of leadership, understanding of our culture, and sense of inclusion. These surveys are part of our continuous improvement mindset around building a robust culture that is both engaging and aligned with our core value of "Care."
Social and Community Impact. We believe that building connections among our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. We understand that the best workforce comes from thriving communities and accordingly invest in our communities to support them. Through our engagement programs, our employees can connect to volunteering opportunities and nonprofit organizations of their choice which support causes they care about, locally and/or globally, including education, humanitarian relief and minorities. The ESI Foundation further brings our purpose to life by matching employee donations to qualified charitable organizations in the communities where our employees live and work. It also focuses on causes important to the environmental and social well-being of these communities, such as The Canopy Project®, which in 2023 helped us celebrate Earth Day with the planting of trees around the world. In 2023, global donations through our ESI Cares program benefited over 500 charitable organizations, including charities who focus on human rights and humanitarian initiatives, such as Equality Now and Doctors Without Borders USA.
In early 2023, we published our latest Environmental, Social and Governance (ESG) report in which we describe, among other ESG initiatives and data, our progress towards our sustainability goals, which include improving occupational health and safety performance and increasing diversity, equity and inclusion. For more information on our workforce prosperity efforts, social and community impact and sustainability goals, see the Sustainability section of our website.
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
Our commitment to technological innovation and extensive intellectual property portfolio enables us to develop differentiated products at the forefront of technological advances. Research resulting in new, proprietary formulations is performed principally in the United States, Germany, United Kingdom and India. During 2023, our research and development expenses totaled $68.1 million which includes $15.7 million of research and development costs associated with purchase accounting related to the Kuprion Acquisition. Substantially all research and development activity was performed internally.
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
Sources and Availability of Raw Materials
Our businesses formulate a broad range of specialty chemicals, which we create by blending raw materials and incorporating them into multi-step technological processes. Our global operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials as-needed from outside sources and we work closely with these suppliers to help ensure continuity of supply while maintaining high quality and reliability. As part of our sustainability efforts, we recycle certain raw materials, primarily tin, in our own smelting and refining facility in the U.S. for further use in our manufacturing process. We seek to use local sources where possible but the majority of the raw materials we use are obtainable from multiple conformant sources worldwide.
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
We regularly file patent applications to protect innovations arising from our research and development. At December 31, 2023,

we owned, had applications pending, or licensed the rights to, approximately 2,800 domestic and foreign patents, which have remaining lives of varying duration. Although certain of these patents are important to our business, no specific group or groups of intellectual property rights are material, and we have many proprietary products which are not covered by patents.
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
We believe we are in material compliance with environmental laws and regulations applicable to our operations, and consider the liabilities recorded at December 31, 2023 for our various environmental matters to be appropriate.
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
The information on or linked to our website is not incorporated by reference into, and does not form a part of, this 2023 Annual Report or any of our other SEC filings.
Corporate Information
Our principal executive offices are located at 500 East Broward Boulevard, Suite 1860, Fort Lauderdale, Florida 33394 and our telephone number is (561) 207-9600.

Item 1A. Risk Factors
The following discussion of "risk factors" identifies the material factors that may adversely affect our business, financial condition or results of operations. Potential investors should carefully consider these risks and the other information in this 2023 Annual Report when evaluating our business. This discussion is not all inclusive and additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business operations and cause our future results to differ from our expectations.
BUSINESS & OPERATIONAL RISKS
We may be unable to compete successfully in the competitive markets in which we operate and, as a result, we may experience pricing pressure, fewer customer orders, reduced margins and the loss of market share.
We may be unable to compete successfully in the competitive markets in which we operate. In these markets, we encounter competition from numerous and varied competitors in all areas of our businesses. Some of our competitors have longer operating histories, greater resources, greater brand recognition and a larger base of customers than we do. As a result, we may lose business, customers and market shares if we are unable to devote greater resources to the research and development, manufacturing, formulation, promotion, sale or support of our products, withstand adverse changes in economic conditions or prices of raw materials, and/or maintain competitive pricing. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers which could limit our ability to generate sales, acquire necessary raw materials and/or significantly increase costs.
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
In addition, the process of developing new high-technology products or enhancing existing products is complex, costly and uncertain. After we develop a product, we must be able to manufacture appropriate volumes quickly while also managing costs and maintaining the high-quality level that our customers expect. Any delay in the development, forecast, production and/or marketing of a new product could result in us not being among the first to market which could further harm our competitive position.
Meeting customer demand depends in part on our ability to obtain timely deliveries from our suppliers and contract manufacturers. To help ensure continuity of supply to our customers, we have increased our procurement efforts to shorten lead times. These increases in materials inventory and purchase commitments have resulted, and could continue to result, in excess and/or obsolete inventory charges if the demand for our products is ultimately less than our expectations.

Our substantial international operations subject us to risks of doing business in foreign countries which could affect our business, financial condition or results of operations.
Our products are manufactured, formulated, distributed and sold globally. In 2023, approximately 75% of our net sales were generated from non-U.S. operations. As a result, we face certain risks inherent in international trade which may reduce our sales and harm our business, including:
•political uncertainties, war, terrorism and other instability risks and their impact on the global economy, market conditions and supply chain operations, including risks caused by the ongoing war between Russia and Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East and the increased tariffs and trade restrictions between China and the U.S.;
•changes in global or local economic conditions, including inflation, hyperinflation, fluctuations in interest rates and other increasing price levels in certain sectors, such as energy, impacting availability and cost of goods and services;
•fluctuations in currency values and currency exchange rates for countries in, or with which, we conduct business;
•changes or uncertainty in international, national or local legal environments, including tax, data handling, privacy, intellectual property, consumer protection, environmental and antitrust laws;
•adverse tax consequences, including as a result of changes in taxation and regulatory requirements, transfer pricing practices involving our foreign operations, and additional withholding taxes or other taxes on foreign income;
•foreign exchange controls or other currency restrictions and limitation on the movement of funds, potentially leading to the inability to readily repatriate earnings from foreign operations effectively;
•natural disasters, extreme weather events, regional or global health concerns, such as the COVID 19 pandemic;
•establishing and maintaining relationships with local distributors and OEMs;
•governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries, including Russia and China;
•import and export control and licensing requirements; risk of non-compliance with the Foreign Corrupt Practices Act of 1977, U.S. export control and trade sanction laws, SEC rules regarding conflict minerals sourcing and other similar anti-corruption and international trade laws or regulations in other jurisdictions;
•greater difficulty in safeguarding intellectual property than in the U.S.;
•difficulty in staffing and managing geographically diverse operations and ensuring compliance with our policies and procedures; and
•challenges in maintaining an effective internal control environment, including language and cultural differences, varying levels of GAAP expertise and internal control over financial reporting.
In addition, while progress has been made to contain the COVID-19 pandemic, it remains a global challenge. The pandemic, and the responses of business and governments to the pandemic, have at times resulted in increased border controls or closures, increased transportation costs and increased security threats to our supply chain. Countries in which we operate, such as China, may continue to close borders, impose prolonged quarantines, and further restrict travel and other activities. If we are unable to successfully manage these and/or any of the risks listed above, we could experience a loss of sales and profitability and/or an impairment or loss of assets, any of which could have a material adverse impact on our business, financial condition or results of operations.
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
Although our business is not materially dependent upon any single customer, the loss of one or more key customers may impair our results of operations for the affected earnings periods. In addition, there is limited available manufacturing capacity that meets our quality standards and regulatory requirements. If we are unable to arrange for sufficient production capacity among our suppliers or contract manufacturers, or if our suppliers or contract manufacturers encounter production, quality, financial or other difficulties (including due to the COVID-19 pandemic, labor or geopolitical disturbances or natural disasters), we may be unable to meet our customers' demands. Finally, we rely on independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products. There can be no assurance that our distributors will focus adequate resources on selling our products to end users, or will be successful in selling our products, which could materially adversely affect our business and results of operations.
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
In addition, if the costs of energy, shipping or transportation increase and we are unable to pass along those costs to our customers, our profit margins and working capital would be adversely impacted. Higher commodity and energy prices could result from volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change and weather conditions and other world events. Passing along these costs to our customers by increasing our prices could result in long-term sales declines or loss of market share if our customers were to find alternative suppliers or choose to reformulate their consumer products to use fewer ingredients which could in turn have an adverse long-term impact on our business, financial condition or results of operations.
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
In 2023, approximately 75% of our net sales were generated outside of the U.S. Given the global nature of our business, a number of factors may increase our effective rate and tax cost, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in the jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. For example, several countries where we do business have announced plans to implement global minimum tax regimes based on the Organization for Economic Cooperation and Development's Anti-Base Erosion and Profit Shifting Project. The final form of these global minimum tax regimes is uncertain but is expected to change various aspects of the existing international legal framework under which our global tax obligations are determined. While the ultimate impact of these changes is unknown, there can be no assurance that they will not materially and adversely affect our business, financial condition, results of operations and cash flows.
Moreover, we are regularly examined by various tax authorities throughout the world. The final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in additional tax liabilities, which may have an adverse impact on our tax provision, net income and cash flow. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that the tax authorities will agree and we may have to engage in litigation to achieve the results reflected in such estimates and accruals, which may be time-consuming and the costs incurred significant. There can be no assurance that we will be successful or that any final determination will not materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our products and manufacturing processes are also subject to numerous regulations and ongoing reviews by certain governmental authorities. Governmental, regulatory and societal demands for increasing levels of product safety, such as chemical composition, packaging and labeling, and environmental protection, such as the management, movement and disposal of hazardous substances, are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. Such regulations include the European Union's REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), which has been a continuing source of compliance obligations and restrictions on certain chemicals, REACH-like regimes, which have now been adopted in several other countries, the E.U. Poison Center Notification (PCN) and the U.S. Toxic Substances Control Act (TSCA). The TSCA, for example, was amended in June 2016 to expand the authority of the U.S. Environmental Protection Agency (EPA) to evaluate and regulate new and existing chemicals and this mandate creates uncertainty about whether existing chemicals of importance to our business may be designated for restriction and whether any new chemical approval process may become more difficult and costly. U.S. regulations related to the use in our products of certain conflict minerals, and similar laws in other jurisdictions, such as the E.U. Conflict Minerals Regulation, also apply to us. All of these regulations and these types of changes in our regulatory environment, particularly in, but not limited to, the U.S., the E.U. and China, may require us to re-design our products or supply chain to ensure compliance with the applicable standards or use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects. In turn, these changes could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
In the offshore oil industry, we are subject to the hazards inherent in the offshore oil production and drilling industry. Our offshore business produces water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deepwater production and drilling applications. Offshore deepwater oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions. Those hazards could result in personal injury and loss of life, severe damage to, or destruction of, property and equipment, pollution or environmental damage and suspension of operations. A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability or commercial claims. To the extent available, we maintain insurance coverage that we believe is customary in this industry. Such insurance does not, however, provide coverage for all liabilities, and there can be no assurance that our insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of a significant offshore deepwater oil production or drilling event that results in liability to us that is not fully insured could have a material adverse effect on our financial condition or results of operations.
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
Our international operations are subject to the U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar anti-bribery laws in other jurisdictions which generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Under these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. However, in certain of the jurisdictions where we conduct business, we face a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. There can be no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Failure by us or our intermediaries to comply with applicable anti-corruption laws may result in civil and/or criminal penalties or other sanctions, including disgorgement of profits and contract suspensions or cancellations, any of which could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.
Failure to comply with international trade restrictions and economic sanctions laws and regulations could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or generate sales in countries all over the world, including countries that are or may become the target of trade and economic restrictions from the U.S. and/or other countries, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department monitors trade restrictions and economic sanctions and impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries, such as recently Russia and Belarus in the context of the Russia-Ukraine conflict as well as governments, entities, or individuals subject to Economic Sanctions Laws. We have established policies and procedures to assist with our compliance with Economic Sanctions Laws, and we believe we do not unlawfully conduct business in any sanctioned countries. However, given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws driven by geopolitical events, there can be no assurance that our controls and procedures have prevented in the past or will prevent at all times in the future a violation of these laws. Failure to comply with Economic Sanctions Laws, or allegations of such failure, could lead to investigations and/or actions being taken against us which could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.

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
FINANCIAL RISKS
Our net sales and gross profit vary depending on our product, customer and geographic mix for any given period which makes it difficult to forecast future operating results.
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
The reporting currency for our financial statements is the U.S. dollar. However, a large portion of our net sales (approximately 75% in 2023) are generated from our non-U.S. operations, which means that we have net sales, substantial assets, liabilities and costs denominated in currencies other than the U.S. dollar. To prepare our Consolidated Financial Statements, we must translate those sales, assets, liabilities and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows and liquidity. There can be no assurance that the techniques we employ to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, will be effective risk management strategies, and our financial condition or results of operations could be adversely impacted.
Our Credit Agreement and other debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Agreement, the indenture governing our 3.875% USD Notes due 2028 and other debt agreements governing our outstanding debt contain restrictive clauses, which may limit our operational and financial flexibility, including, among other things, our ability to grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, our Credit Agreement contains customary remedies, including the right of the lenders to take action with respect to the collateral securing outstanding loans, that would apply should we default or otherwise be unable to satisfy our debt obligations. To the extent an event of default occurs, we may not be able to borrow under the Credit Agreement and therefore, may not be able to pursue certain business initiatives or certain transactions that might otherwise be advantageous, meet extraordinary capital needs, finance future operations, plan for or react to market conditions, or otherwise take actions that we believe are in the best interest of our businesses. As a result, our business prospects, financial condition or results of operations may be adversely impacted.
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
Our Credit Agreement provides for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of term loans B-2 of $1.15 billion maturing in 2030 and a revolving facility of $375 million maturing in 2027. At December 31, 2023, we had $1.15 billion outstanding under the term loans and full availability of our unused borrowing capacity of $369 million, net of letters of credit, under the revolving facility. We and our subsidiaries may incur significant additional indebtedness in the future. Although our Credit Agreement and the indenture governing our 3.875% USD Notes due 2028 contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. In addition, subject to specified conditions, without the consent of the then-existing lenders, we may add certain incremental term loans or revolving credit facilities, or increase commitments under our revolving credit facility, by up to the sum of (x) the greater of (i) $460 million and (ii) 100% of our consolidated EBITDA, less certain amounts of indebtedness, and (y) an unlimited amount of secured or unsecured incremental debt if, on a pro forma basis, our total first lien net leverage ratio does not exceed certain levels (as described in the Credit Agreement).
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
In order to mitigate our exposure to interest rate and foreign currency risks, we entered into interest rate and cross-currency swaps covering 100% of our outstanding term loans, effectively converting them from U.S. dollar denominated debt obligations into fixed-rate euro-denominated debt through the term of the swap agreements. As of December 31, 2023, swaps relating to approximately $390 million in notional value mature in January 2025 and approximately $760 million in December 2028. If we are unable to renew or elect not to replace these swaps, the cost of servicing our term loans may increase due to fluctuations in interest rates, currency values and/or currency exchange rates, which could reduce our profitability and cash flows and have a material adverse effect on our financial condition.
Any future impairment of our tangible or intangible long-lived assets may materially affect our results of operations.
As a result of our historical acquisitions, as of December 31, 2023, we had approximately $3.22 billion of intangible assets and goodwill. Under GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, considering Graphics Solutions' lower than expected results, we conducted an interim impairment test on this reporting unit in the third quarter of 2023 which resulted in an impairment charge of $80.0 million. Other indicators that may signal that an asset has become impaired include changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, prolonged decline in the value of our stock price, unanticipated competitive activities, change in consumer demand, loss of key personnel and/or acts by governments and judicial courts. To the extent any of our acquired assets do not perform as anticipated, the value of such assets may be negatively affected. As a result, we may be required to record impairment charges, which could be substantial and negatively impact our results of operations and financial position.
GENERAL RISKS
If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
We depend on information technology systems throughout the Company to, among other functions, control our manufacturing processes, process orders and bill, collect and make payments, interact with customers and suppliers, manage inventory and otherwise conduct business. We also depend on these systems to respond to customer inquiries, implement our overall internal control processes and maintain records of our property, plant and equipment. The failure of our information technology systems to perform as we anticipate, including as a result of significant network or power outages, could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues, which could adversely impact our ability to provide quotes, receive and fulfill customer orders and otherwise run our business in a timely manner. As a result, our results of operations could be adversely affected.
Material cybersecurity-related events may materially disrupt our operations and harm our reputation and results of operations.
Information technology security threats, including security breaches, computer malware, cyber-attacks and other unauthorized access attempts are increasing, in both frequency and sophistication. Any such disruption, if successful, could result in data leaks or otherwise compromise confidential, proprietary and/or business critical information, cause a disruption in our operations or harm our reputation and results of operations. As previously announced, we have in the past experienced a cyber intrusion and may in the future be subject to additional intrusion events. There can be no assurance that the controls and procedures that we put in place will be sufficient or adequate to protect us. Further, as cyber threats are continually evolving, we may be required to devote additional resources to modify or enhance our systems in the future. Any breaches or compromises of data, and/or misappropriation of information resulting from such disruptions could result in violation of privacy and other laws, litigation, fines, negative publicity, loss of investor confidence, lost sales, business delays, indemnity obligations and/or material costs not covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Further, as climate change and other global environmental concerns increase, changes in environmental and climate laws or regulations, in the U.S. and throughout the world, could lead to multiple disparate standards, in the U.S. and in foreign countries in which we operate, that may change over time, which could result in significant revisions to our methodologies for reporting ESG data, previously reported ESG metrics, our current goals, reported progress in achieving such goals, or our ability to achieve such goals in the future. Evolving environmental and climate laws or regulations could also lead to new or additional investment in product designs, incremental operating expenses and increased environmental expenditures in order to ensure compliance. We expect these ESG disclosure and regulatory trends to continue, and the ultimate cost related to reporting and, where required, compliance could be material.

We have numerous equity instruments outstanding that could require the future issuance of additional shares of common stock, which issuance could result in significant dilution of ownership interests and have an adverse effect on our stock price.
Under our 2013 Plan, 15,500,000 shares of our common stock were initially reserved for issuance in connection with the vesting of equity-based awards to be granted to our officers, other employees and directors. The issuance of additional shares upon satisfaction of the applicable vesting conditions of these grants could result in a stockholder's percentage ownership being diluted. Specifically, at December 31, 2023, the following equity-based awards were outstanding:
•3,872,289 RSUs with each RSU representing a contingent right to receive one share of our common stock or, for performance-based RSUs, multiple shares depending upon the underlying performance metrics and our performance during the applicable performance period; and
•384,685 options which, once vested, are exercisable to purchase shares of our common stock, on a one-for-one basis, at any time at the option of the holder.
We may also issue additional shares of our common stock, or other securities that are convertible into or exercisable for our common stock, in connection with future acquisitions, for capital raising purposes or for other business purposes; which issuances could also result in significant dilution of ownership interest.
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
Natural or human-induced disasters, such as earthquakes, tsunamis, floods, hurricanes, cyclones or typhoons, fires, power or water shortages, telecommunications failures, terrorist acts, civil unrest, conflicts or wars, and epidemics, pandemics or other health crises, such as the COVID 19 pandemic, could seriously harm our operations as well as the operations of our customers and suppliers. The negative impacts of any such events on our business operations and demand for our offerings will depend on future developments and actions taken in response to such events which may be outside our control, highly uncertain, and cannot be predicted at this time. Among other impacts, such events could limit our ability to access the quantity and quality of raw materials we need and/or increase the price of these materials as worldwide supply and demand may be seriously impacted. In addition, extreme weather, natural disasters or other unexpected events could result in physical damage to, and closure of, one or more of our manufacturing or sale facilities, temporary or long-term disruption in our supply chain and/or disruption of our ability to deliver products and services to our customers and/or increase the risk of chemical spills, other discharges or releases of toxic or hazardous substances or pipeline ruptures, all of which could in turn adversely affect our operations, financial condition, reputation and/or stock price. Current or future insurance arrangements may not provide protection for costs that may arise from such events, particularly if these are catastrophic in nature or occur in combination. In addition, as climate change, low carbon and other ESG-related treaties, initiatives and programs are adopted and implemented throughout the world, there can be no assurance that future material capital expenditures or incremental operating expenses will not be required in order to ensure compliance. We believe climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Further, the long-term effects of climate change on general economic conditions are unclear, and changes in the supply or demand of our products, or available sources of the raw materials we use in our manufacturing processes, may affect the availability or cost of our products.

Any long-term disruption in our ability to timely deliver our products and services to our customers could have a material adverse effect on our business, results of operations and financial condition.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity is a part of our risk management framework, and we have established policies and processes designed to manage cybersecurity defenses, controls and programs, including ISO 27001 compliant security procedures. Our processes are evaluated by expert cybersecurity firms through various security assessments and audits, which help us identify and mitigate cyber-related risks to our businesses. We also engage with providers of information systems as part of our continuing efforts to enhance the effectiveness of our security measures. Our vendor risk management (VRM) program, through which we screen external providers, helps us identify and evaluate known risks associated with these third parties.
Our information security program is led by our Chief Information Security Officer (CISO) who manages a global information security team responsible for assessing and mitigating cyber-related threats. The cybersecurity expertise of our CISO and his team includes information security management roles, hands-on cyber incident response experience, forensic and network intrusion investigations and security risk assessments.
Our CISO regularly reports to senior management on cybersecurity risks and incidents, including the nature of threats, the state of our defense and detection capabilities, incident response plans and employee training activities, as applicable. In addition, as part of the Board’s oversight of the Company’s risk management program, our CISO provides periodic updates to the Board on the state of our cybersecurity management program in addition to, when needed, ad hoc information about any significant cybersecurity matters and/or strategic risk management decisions.
Item 2. Properties
At December 31, 2023, our physical presence included 53 manufacturing sites, of which 12 included research facilities, and 10 stand-alone research centers. Of our manufacturing facilities, 8 were located in the U.S. with the remaining international facilities located primarily in Asia and Europe. We owned 25 of our manufacturing facilities, of which 6 included research facilities, and 4 stand-alone research centers. In addition to the remaining manufacturing and research facilities, we leased the majority of our office, warehouse and other physical locations. Among our two segments, Electronics and Industrial & Specialty utilize 21 and 19 of our manufacturing facilities, respectively, with the remaining 13 manufacturing facilities being shared between the two segments.
We believe that all of our significant facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes. See Note 6, Property, Plant and Equipment, Net, to the Consolidated Financial Statements included in this 2023 Annual Report for amounts invested in land, buildings, machinery, and equipment, and Note 16, Leases, to the Consolidated Financial Statements included in this 2023 Annual Report for information about our operating lease commitments.

Item 3. Legal Proceedings
In the ordinary course of business, we are involved in various legal disputes, investigations, claims and other legal proceedings, including, but not limited to, product liability claims, contractual disputes, premises claims, tax examinations as well as employment, environmental and health and safety matters. Where appropriate, we may establish loss contingencies for such proceedings based on an assessment of whether the risk of loss is remote, reasonably possible or probable. We also maintain insurance to mitigate certain of such risks. Although we cannot predict with certainty the ultimate resolution of the various legal proceedings, investigations and/or claims asserted against us, we believe that the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on our business, financial condition or results of operations. Due to their inherent uncertainty, however, there can be no assurance as to the ultimate outcome of current or future legal proceedings, investigations or claims and it is possible that a resolution of one or more such matters could result in fines and penalties that could adversely affect our business, financial condition or results of operations.
In addition, we are involved in various claims relating to environmental matters at current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 17, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2023 Annual Report.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ESI.” On February 16, 2024, there were approximately 172 registered holders of record of our common stock, par value $0.01 per share, and the closing price of our common stock was $23.86.
Dividends
We declared and paid cash dividends on our common stock of $77.4 million, $78.4 million and $61.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
On February 13, 2024, our Board declared a cash dividend of $0.08 per outstanding share of our common stock. The dividend is expected to be paid on March 15, 2024 to stockholders of record at the close of business on March 1, 2024.
We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Standard and Poor's 500 Index and the S&P 500 Specialty Chemicals Index from December 31, 2018 through December 31, 2023, assuming a $100 investment in our common stock on December 31, 2018 and the reinvestment of all dividends thereafter.

Indexed Stock Performance
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Element Solutions Inc.
S&P 500 Index
S&P 500 Specialty Chemicals Index

The stock performance shown on this graph is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock. This performance graph and related information is not deemed to be "soliciting material" or "filed" with the SEC and should not be deemed incorporated by reference into any of our prior or future SEC filings under the Securities Act or the Exchange Act.
Equity Compensation Plan Information
The information regarding our equity compensation plans will be included in the 2024 Proxy Statement under the heading "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2023 Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2023 Annual Report and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2023 Annual Report. “Overview” and "2023 Highlights" briefly present our business and certain significant events addressed in this section or elsewhere in this 2023 Annual Report. This 2023 Annual Report should be read in its entirety for a complete description of our business and discussion of these events.
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
Our operations are organized into two segments: Electronics and Industrial & Specialty. In 2023, we achieved net sales of $2.33 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 61% and 39%, respectively.
Each of our segments is described below:
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as SMT, pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemical solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
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
2023 Highlights
•ViaForm Distribution Rights - On June 1, 2023, we reacquired the right to market and distribute directly (rather than through our exclusive distributor) our ViaForm® electrochemical deposition products by terminating a long-standing distribution agreement for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million which was paid in the fourth quarter of 2023. Following the completion of the transaction, we now manage all aspects of the ViaForm® product line in-house, which we believe will result in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators.
•Kuprion Acquisition - On May 19, 2023, we completed the Kuprion Acquisition for $15.9 million, net of cash with potential additional payments in various installments to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. Kuprion, Inc. is a developer of next-generation nano-copper technology for the semiconductor, circuit board and electronics assembly markets.

•Syndication of $1.15 Billion Term Loans and Debt Reduction - In December 2023, we successfully completed the syndication of $1.15 billion of new term loans B-2, which mature in December 2030. The proceeds of this transaction, together with cash on hand, were used to prepay our then existing $1.11 billion term loans B-1 and $150 million term loans A, reducing our gross debt by approximately $105 million. As a result of the swap agreements associated with the new term loans B-2, the Company's effective interest rate was approximately 3.3% at December 31, 2023 with approximately 80% of its capital structure fixed through 2028.
•Cash Dividends - During the year ended December 31, 2023, approximately $77.4 million was returned to our stockholders in the form of cash dividends.
Acquisitions
We may pursue targeted and opportunistic acquisitions in our existing or adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offerings, and enhance our growth and strategic position. We expect to achieve commercial and distribution efficiencies by expanding into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products. To the extent we pursue future acquisitions, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, niche leading positions and consumable products that generate recurring revenue. We believe the diversity of the niche end-markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles and mitigate the impact of a downturn in any single market. We will only pursue a candidate when it is deemed to be fiscally prudent and meets our acquisition criteria. We anticipate that any future acquisitions would be financed through a combination of cash on hand, availability under our Credit Agreement and/or new debt or equity offerings.
Foreign Currency Exposure
In 2023, approximately 75% of our net sales originated outside of the U.S. and were denominated in numerous currencies, including the euro, Chinese yuan and British pound. Therefore, fluctuations in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance. Foreign exchange translation negatively impacted our 2023 net sales performance by approximately 1%.
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
We consider the accounting estimates discussed below to be critical to the understanding of our financial statements and involve difficult, subjective or complex judgments that could potentially affect our reported results. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2023 Annual Report for a detailed discussion of the application of these and other accounting policies.
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
During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, we determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, we conducted an interim goodwill impairment test which confirmed that goodwill was impaired and recorded an $80.0 million impairment charge in the Consolidated Statement of Operations to reduce the carrying value of this reporting unit to its estimated fair value. This impairment charge was primarily driven by the reduction of the expected long-term cash flows for the business due to profit margin pressures from raw material inflation across the packaging supply chain, the loss of a significant newspaper customer, and a higher WACC as compared to the assumptions used for the 2022 annual goodwill impairment test.
After recording the impairment, the carrying value of the Graphics Solutions reporting unit was equal to its estimated fair value and there have been no events or changes in circumstances that indicated that goodwill was further impaired. As of December 31, 2023, the goodwill assigned to the Graphics Solutions reporting unit was approximately $130 million. Future impairment of this reporting unit may occur if it does not achieve its expected cash flows or macroeconomic conditions result in an increase in the WACC used to estimate fair value.
In 2023, the estimated fair value of our remaining reporting units was considered to be substantially in excess of their respective carrying value.
See Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements included in this 2023 Annual Report for additional information.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this 2023 Annual Report.
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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this 2023 Annual Report and not to rely on any single financial measure to evaluate our business.
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
For a reconciliation of "Net income" to Adjusted EBITDA and more information about the adjustments made, see Note 22, Segment Information, to the Consolidated Financial Statements included in this 2023 Annual Report.
Results of Operations

			Change - 2023 vs 2022				Change - 2022 vs 2021
(dollars in millions)	2023	2022	Reported	Constant Currency	Organic	2021	Reported	Constant Currency	Organic
Net sales	$2,333.2	$2,549.4	(8)%	(7)%	(5)%	$2,399.8	6%	13%	5%
Cost of sales	1,414.7	1,596.7	(11)%	(10)%		1,439.0	11%	19%
Gross profit	918.5	952.7	(4)%	(2)%		960.8	(1)%	5%
Gross margin	39.4%	37.4%	200 bps	220 bps		40.0%	(260) bps	(300) bps
Operating expenses	744.9	627.4	19%	19%		660.9	(5)%	(1)%
Operating profit	173.6	325.3	(47)%	(41)%		299.9	8%	17%
Operating margin	7.4%	12.8%	(540) bps	(480) bps		12.5%	30 bps	40 bps
Other expense, net	(44.5)	(53.3)	(16)%			(48.2)	11%
Income tax expense	(13.0)	(85.8)	(85)%			(48.3)	78%
Net income from continuing operations	116.1	186.2	(38)%			203.4	(8)%
Income from discontinued operations, net of tax	2.1	1.8	19%			0.3	(nm)
Net income	$118.2	$188.0	(37)%			$203.7	(8)%
Net income margin	5.1%	7.4%	(230) bps			8.5%	(110) bps

Adjusted EBITDA	$482.3	$526.6	(8)%	(6)%		$524.8	0%	8%
Adjusted EBITDA margin	20.7%	20.7%	0 bps	20 bps		21.9%	(120) bps	(110) bps
(nm) Calculation not meaningful.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net Sales
Net sales for 2023 decreased 8% on a reported basis, 7% on a constant currency basis and 5% on an organic basis. Electronics' consolidated results were negatively impacted by $61.5 million of pass-through metals pricing and positively impacted by $9.8 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $3.9 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Year ended December 31,		% Change
(dollars in millions)	2023	2022	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$726.1	$819.5	(11)%	2%	(9)%	8%	—%	(2)%
Circuitry Solutions	424.3	503.5	(16)%	2%	(14)%	—%	—%	(14)%
Semiconductor Solutions	264.3	288.2	(8)%	1%	(8)%	—%	(3)%	(11)%
Total	$1,414.7	$1,611.2	(12)%	2%	(10)%	4%	(1)%	(7)%

Industrial & Specialty:
Industrial Solutions	$699.0	$728.3	(4)%	1%	(3)%	—%	(1)%	(4)%
Graphics Solutions	142.7	143.0	0%	(1)%	(1)%	—%	—%	(1)%
Energy Solutions	76.8	66.9	15%	(1)%	14%	—%	—%	14%
Total	$918.5	$938.2	(2)%	1%	(2)%	—%	0%	(2)%

Total	$2,333.2	$2,549.4	(8)%	1%	(7)%	2%	(1)%	(5)%
NOTE: Totals may not sum due to rounding.
Electronics' net sales for 2023 decreased 12% on a reported basis, 10% on a constant currency basis and 7% on an organic basis.
•Assembly Solutions: net sales decreased 11% on a reported basis and 2% on an organic basis. Pass-through metals pricing had a negative impact of 8% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower SMT volumes due to demand weakness in Asia, primarily China.
•Circuitry Solutions: net sales decreased 16% on a reported basis and 14% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower demand from mobile phone market customers, primarily in Asia, and a decline in the memory disk end market globally which had a negative 4% impact on organic net sales.
•Semiconductor Solutions: net sales decreased 8% on a reported basis and 11% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 3% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand for advanced packaging chemistries in the mobile phone and high-end electronics end-markets and precious metal based products partially offset by strong demand from power electronics customers.
Industrial & Specialty's net sales for 2023 decreased 2% on a reported basis, 2% on a constant currency basis and 2% on an organic basis.
•Industrial Solutions: net sales decreased 4% on a reported basis and 4% on an organic basis. Acquisitions had a positive impact of 1% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to lower demand from European construction and industrial manufacturing markets partially offset by a significant equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer in the third quarter of 2023 which contributed approximately 1% to organic sales.
•Graphics Solutions: net sales remained approximately flat on a reported basis and decreased 1% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The decrease in organic net sales was primarily due to the rationalization of lower-margin packaging customers and the loss of a large newsprint customer, partially offset by new customer wins and cost inflation driving pricing actions.
•Energy Solutions: net sales increased 15% on a reported basis and 14% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased global production and drilling activity and cost inflation driven pricing actions.
Gross Profit

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Gross profit:
Electronics	$558.2	$593.9	(6)%	(4)%
Industrial & Specialty	360.3	358.8	0%	2%
Total	$918.5	$952.7	(4)%	(2)%

Gross profit margin:
Electronics	39.5%	36.9%	260 bps	270 bps
Industrial & Specialty	39.2%	38.2%	100 bps	130 bps
Total	39.4%	37.4%	200 bps	220 bps
Electronics' gross profit for 2023 decreased 6% on a reported basis and 4% on a constant currency basis. The constant currency decrease in gross profit reflects lower net sales in most business lines, partially offset by lower raw material and logistics costs. The increase in gross margin was primarily due to recaptured margin on ViaForm Distribution Rights, lower net sales of products containing pass-through metals in our Assembly business, lower raw material prices and logistics costs.

Industrial & Specialty's gross profit for 2023 remained approximately flat on a reported basis and increased 2% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business and growth in the Energy Solutions business, partially offset by declines in the Graphics Solutions business. The increase in gross margin was primarily due to lower logistics costs and growth in our higher margin Energy Solutions business.
Operating Expenses

	Year ended December 31,		Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Selling, technical, general and administrative	$596.8	$578.6	3%	4%
Research and development	68.1	48.8	40%	40%
Goodwill impairment	80.0	—	(nm)	(nm)
Total	$744.9	$627.4	19%	19%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.6%	22.7%	290 bps	270 bps
Research and development	2.9%	1.9%	100 bps	100 bps
Goodwill impairment	3.4%	—%	(nm)	(nm)
Total	31.9%	24.6%	730 bps	700 bps
(nm) Calculation not meaningful.

During the third quarter of 2023, we recorded an impairment charge in our Industrial & Specialty segment of $80.0 million related to our Graphics Solutions reporting unit. See Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements for further information.
Operating expenses for 2023 increased 19% on a reported basis and 19% on a constant currency basis. Excluding the goodwill impairment charge discussed above, operating expenses for 2023 increased 6% on a reported basis and 7% on a constant currency basis. The constant currency increase was primarily driven by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition, higher personnel costs, $5.5 million of extinguishment costs related to the new term loans and a $5.0 million increase in travel expenses partially offset by $8.4 million of lower stock compensation expense. See Note 4, Acquisitions, to the Consolidated Financial Statements for further discussion of the research and development costs associated with the Kuprion Acquisition.
Other (Expense) Income, net

	Year Ended December 31,
(dollars in millions)	2023	2022
Interest expense, net	$(49.3)	$(51.2)
Foreign exchange gain (loss)	7.9	(5.0)
Other (expense) income, net	(3.1)	2.9
Total	$(44.5)	$(53.3)
Interest expense, net

Interest expense, net decreased $1.9 million driven primarily by higher interest income partially offset by the applicable interest related to the $150 million incremental term loans A, which were outstanding from June 2023 through December 18, 2023 when the term loans A were fully prepaid. See Note 11, Debt, to the Consolidated Financial Statements for further discussion of this prepayment.
Foreign exchange gain (loss)

For the year ended December 31, 2023, the fluctuations in foreign exchange gain (loss) were primarily driven by the remeasurement of intercompany loans.
Other (expense) income, net
Other expense, net for 2023 included $7.0 million of charges due to highly inflationary accounting for our operations in Turkey, $2.3 million of debt refinancing costs related to the prepayment of our then existing term loans B-1 and term loans A and $0.1 million of net losses associated with metals derivative contracts ($1.3 million of realized losses and $1.2 million of unrealized gains). Other income, net for 2022 included $2.9 million of charges due to highly inflationary accounting for our operations in Turkey and $0.3 million of net gains associated with metals derivative contracts ($1.6 million of realized gains and $1.3 million of unrealized losses). See Note 20, Other (Expense) Income, Net, to the Consolidated Financial Statements for further discussion of the highly inflationary accounting impacts and see Note 11, Debt, to the Consolidated Financial Statements for further discussion of the debt refinancing costs. The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 12, Financial Instruments, to the Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
The income tax expense for 2023 totaled $13.0 million, as compared to $85.8 million in 2022. Our tax expense for 2023 was lower than the U.S. statutory tax rate, mainly due to a one-time benefit of $34.2 million related to changing an election to credit foreign taxes from our previous position which was to deduct foreign taxes. This is comprised of a $37.3 million one-time impact of our intention to amend prior U.S. tax returns offset by $3.1 million from the net increase to valuation allowances on foreign tax credit carryforwards. In addition, the election to credit foreign taxes for the 2023 fiscal year resulted in an incremental $8.2 million of tax expense reduction. Other activity in 2023 tax expense includes a benefit from a U.S. tax deduction related to Foreign Derived Intangible Income ("FDII"), offset by current and deferred taxes based on jurisdictional mix of earnings and withholding taxes. The geographic mix of income earned by our international subsidiaries being taxed at rates different than the U.S. statutory tax rate was constant between the periods with an approximate blended rate outside the U.S. of 21%.

The income tax expense for 2022 included current and deferred taxes based on jurisdictional earnings, withholding taxes, and the impact of U.S. global intangible low-taxed income ("GILTI") and subpart F income regimes.

For additional information see Note 10, Income Taxes, to the Consolidated Financial Statements included in this 2023 Annual Report.
Segment Adjusted EBITDA Performance

	Year Ended December 31,		Change
(dollars in millions)	2023	2022	Reported	Constant Currency
Net income:
Total	$118.2	$188.0	(37)%

Adjusted EBITDA:
Electronics	$317.7	$360.7	(12)%	(9)%
Industrial & Specialty	164.6	165.9	(1)%	1%
Total	$482.3	$526.6	(8)%	(6)%

Net income margin:
Total	5.1%	7.4%	(230) bps

Adjusted EBITDA margin:
Electronics	22.5%	22.4%	10 bps	30 bps
Industrial & Specialty	17.9%	17.7%	20 bps	50 bps
Total	20.7%	20.7%	0 bps	20 bps
Electronics' Adjusted EBITDA for 2023 decreased 12% on a reported basis and 9% on a constant currency basis. The constant currency decrease was primarily driven by lower gross profits.
Industrial & Specialty's Adjusted EBITDA for 2023 decreased 1% on a reported basis and increased 1% on a constant currency basis. The constant currency increase was primarily driven by growth in the Energy Solutions business and easing cost pressures partially offset by declines in the Graphics Solutions business.
See Note 22, Segment Information, to the Consolidated Financial Statements for the reconciliation of "Net income" to Adjusted EBITDA.
Comparison of Fiscal Years 2022 and 2021
For the comparison of fiscal years 2022 and 2021, see "Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2022 Annual Report on Form 10-K and incorporated by reference into this 2023 Annual Report.

Liquidity and Capital Resources
Our primary sources of liquidity during 2023 were the proceeds from the syndication of our new term loans B of approximately $1.15 billion, the monetization of certain interest rate swaps and cross-currency swaps as well as available cash generated from operations. Our primary uses of cash and cash equivalents were to pay approximately $1.26 billion of debt outstanding, fund the reacquired ViaForm Distribution Rights and the Kuprion Acquisition, pay dividends, pay capital expenditures and fund operations, including working capital. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2025. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the fourth quarter of 2023, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
For the full year 2024, we expect our capital expenditures to be between $50.0 million and $60.0 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During 2023, approximately 75% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business and cost-efficient access to those funds. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $289 million of cash and cash equivalents at December 31, 2023, $232 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Cash provided by operating activities	$333.6	$295.9	$326.0
Cash used in investing activities	$(250.2)	$(75.2)	$(568.9)
Cash (used in) provided by financing activities	$(58.7)	$(275.6)	$290.0
Year Ended December 31, 2023 compared to Year Ended December 31, 2022
Operating Activities
The increase in net cash flows provided by operating activities of $37.7 million was primarily driven by lower annual incentive compensation payments and improved management of working capital, partially offset by lower cash operating profits (net income adjusted for non-cash items).
Investing Activities
In 2023, we paid approximately $193 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition. In 2022, we paid we paid approximately $23 million in connection with the HSO Acquisition.
Financing Activities
In the second quarter of 2023, we borrowed $150 million of incremental term loans A under our senior credit facility to finance the reacquired ViaForm Distribution Rights. In December 2023 we received proceeds of approximately $1.15 billion from the syndication of our new term loans B-2 which were used to prepay the $1.11 billion term loans B-1 and $150 million term loans A reducing gross debt by $105 million. We paid $77.4 million of cash dividends on shares of our common stock and $7.7 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During 2022, we paid $151 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program, $78.4 million of cash dividends on shares of our common stock and $24.0 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."

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
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 7.0% and 3.6% for our Domestic and Foreign Pension Plans, respectively, to determine our net periodic pension expense for 2023. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields and expected future pension benefit payments. Discount rates of 5.0% and 3.1% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2023, compared to rates of 5.2% and 3.5% established for those respective plans at December 31, 2022. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase in the discount rate would increase the pension plan expense by approximately $0.8 million and decrease the pension benefit obligation by approximately $16.4 million, whereas a one percent decrease in the discount rate would decrease the pension plan expense by approximately $0.7 million and increase the pension benefit obligation by approximately $19.4 million.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets. Our investment policies attempt to achieve a mix of approximately 93% of plan investments for liability-matching, 6% for long-term growth, and 1% for near-term benefit payments. The weighted average asset allocation of the Domestic Pension Plan was 89% fixed income holdings, 10% equity securities and derivatives and 1% cash at December 31, 2023.
The Domestic Pension Plans were underfunded by $8.2 million at December 31, 2023 compared to $16.5 million at December 31, 2022. The increase in the funding position was primarily driven by a $20.8 million return on plan assets partially offset by $8.7 million of interest costs and $4.3 million of actuarial losses due to changes in plan assumptions and experience.
The Foreign Pension Plans were underfunded by $14.8 million at December 31, 2023 compared to $14.5 million at December 31, 2022.
We are not required to make any material plan contributions in 2024. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities and Senior Notes
At December 31, 2023, we had $1.93 billion of indebtedness, net of unamortized discounts and debt issuance costs of $17.5 million, which primarily included:
•$1.15 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $392 million at December 31, 2023 (net of $6.2 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At December 31, 2023, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risk associated with our long-term debt and other financing commitments. At December 31, 2023, we had total debt of $1.93 billion, net of unamortized discounts and debt issuance costs of $17.5 million, including approximately $1.15 billion of variable interest rate debt based on the one-month Secured Overnight Financing Rate (SOFR).
We use interest rate swaps and cross-currency swaps designed to reduce our exposure to interest rate risk and foreign currency risk. We designated the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. These swaps effectively convert our outstanding term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps. The net result of these hedges was an interest rate of approximately 3.3% at December 31, 2023 on the term loans B-2, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. See Note 12, Financial Instruments, to the Consolidated Financial Statements included in this 2023 Annual Report for additional information.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties. The credit exposure related to these financial instruments is considered in the fair values of such contracts. We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis. At December 31, 2023, we believe that our exposure to counterparty risk was immaterial.
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, our financial reporting currency. In 2023, approximately 75% of our net sales were generated outside of the U.S. Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable. Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. dollar and the following currencies: euro, Chinese yuan and British pound. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. dollar. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings.
We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges designed to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to mitigate our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. At December 31, 2023, the aggregate U.S. dollar notional amount of foreign currency forward contracts totaled $93.9 million. None of these foreign currency forward contracts were designated as hedges for accounting purposes. Their fair value at December 31, 2023 was a $0.7 million net current liability, and the net realized and unrealized gains on such contracts for 2023 totaled $0.5 million.
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
Periodically, we employ forward metals contracts or other financial instruments to hedge commodity price or other price risks. Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases. We continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. At December 31, 2023, the aggregate U.S. dollar notional amount of metals futures contracts, none of which were designated as hedges for accounting purposes, totaled $63.8 million. The fair value of the metals forward contracts at December 31, 2023 was a $1.2 million net current liability and net realized and unrealized losses on such contracts for 2023 totaled $0.1 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2023 Annual Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2023.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that at December 31, 2023 our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at December 31, 2023 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2023 Annual Report.
Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), as required by Rule 13a-15(d) under the Exchange Act, there have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Director and Officer 10b5-1 Trading Arrangements
None.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(e) In connection with his previously-announced retirement as Executive Vice President, Head of Industrial & Specialty of the Company, effective December 31, 2023 (the "Effective Date"), Michael Goralski and the Company entered into a letter agreement and release (the "Letter Agreement") pursuant to which Mr. Goralski agreed to a customary release and restrictive covenants, including non-competition and non-solicitation obligations as well as confidentiality provisions.
Pursuant to the Letter Agreement, Mr. Goralski received or will be entitled to receive, among other things: (i) regular payroll payments over a period of 12 months at his base salary in effect on the Effective Date, less applicable withholdings, deductions and offsets, if any; (ii) an annual incentive cash bonus for 2023 equal to 65% of his target bonus opportunity pursuant to the Company's annual bonus plan when such bonuses are paid to active employees of the Company; (iii) continuation of coverage under the Company’s medical and/or dental insurance plans at rates applicable to active employees until the earlier of (x) 12 months after the Effective Date, (y) the date on which he becomes eligible for Medicare, or (z) the date on which he becomes eligible for coverage of a new employer; and (iv) subject to their performance and time vesting criteria set forth therein, (x) the vesting of performance-based restricted stock units ("PRSU") awards granted in 2021 and 2022 according to their original performance targets within the performance period set forth therein; provided that with respect to the 2022 PRSUs, Mr. Goralski is entitled to receive the number of shares that would vest at the 50% level, and (y) the vesting of the tranches of the time-based restricted stock units awards granted in 2021, 2022 and 2023 that otherwise vested in February 2024 for active employees. All other equity grants to Mr. Goralski that remained unvested on the Effective Date were forfeited on the Effective Date.
A copy of the Letter Agreement is filed as Exhibit 10.19 to this 2023 Annual Report and is incorporated herein by reference. The foregoing summary of the Letter Agreement is not intended to be complete and is qualified in its entirety by reference to the text of the Letter Agreement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item regarding the Company's executive officers, directors and Audit Committee of the Board will be included in the 2024 Proxy Statement under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Corporate Governance," and is incorporated by reference into this 2023 Annual Report.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2024 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Executive Compensation Tables" and "Corporate Governance - Compensation Committee interlocks and Insider Participation," and is incorporated by reference into this 2023 Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2024 Proxy Statement under the headings "Security Ownership" and "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2023 Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2024 Proxy Statement under the headings "Corporate Governance - Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence," and is incorporated by reference into this 2023 Annual Report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2024 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 4 - Ratification of Independent Registered Public Accounting Firm for 2024," and is incorporated by reference into this 2023 Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2023 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
3.1(a)	Certificate of Incorporation, dated January 22, 2014	S-4 POS	333-192778	3.1	1/24/2014
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2014	8-K	001-36272	3.1	6/13/2014
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated January 31, 2019	8-K	001-36272	3.1	2/5/2019
3.2	Amended and Restated By-laws	8-K	001-36272	3.2	2/5/2019
4.1	Specimen Common Stock certificate	8-K	001-36272	4.1	2/5/2019
4.2	Description of Common Stock	10-K	001-36272	4.2	2/23/2022
4.3	Indenture, dated as of August 18, 2020, among the Company, the guarantors named therein and the Trustee	8-K	001-36272	4.1	8/18/2020
4.4	Form of 3.875% senior notes due 2028 (Exhibit A)	8-K	001-36272	A to 4.01	8/18/2020
10.1**	Credit Agreement, dated as of January 31, 2019, by and among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	2/5/2019
10.2**	Amendment No.1 to Credit Agreement, dated November 26, 2019, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	12/3/2019
10.3**	Amendment No. 3 to Credit Agreement, dated September 1, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	8-K	001-36272	10.1	9/1/2021
10.4**	Amendment No.4 to Credit Agreement, dated December 17, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	10-K	001-36272	10.4	2/23/2022

		Incorporated by Reference				Included in this 2023 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.5**	Amendment No.6 and Joinder to Credit Agreement, dated November 15, 2022, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent	8-K	001-36272	10.1	11/15/2022
10.6**	Amendment No. 7 to Credit Agreement, dated June 1, 2023, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A, as administrative and collateral agent	8-K	001-36272	10.1	6/5/2023
10.7**	Amendment No.8 to Credit Agreement, dated December 18, 2023, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	12/22/2023
10.8**	Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid Incorporated, and the subsidiaries of the Company from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	8-K	001-36272	10.2	2/5/2019
10.9†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.2	8/2/2019
10.10†	Element Solutions Inc 2014 Employee Stock Purchase Plan	10-Q	001-36272	10.3	8/2/2019
10.11†	Element Solutions Inc 2024 Employee Stock Purchase Plan, approved by the Company's stockholders on June 6, 2023 and effective March 1, 2024	DEF14A	001-36272	Appendix A	4/21/2023
10.12†	Form of Restricted Stock Unit Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.7	2/25/2021
10.13†	Form of Performance-Based Restricted Stock Unit Award Agreement (2021) – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.9	2/25/2021
10.14†	Form of Non-Qualified Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	8-K	001-36272	10.3	3/25/2016
10.15†	Form of Incentive Stock Option Agreement – Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-K	001-36272	10.23	2/28/2019
10.16†	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.17†	Form of Change in Control Agreement	10-K	001-36272	10.2	2/23/2022

		Incorporated by Reference				Included in this 2023 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.18	Advisory Services Agreement, dated October 31, 2013, by and between Element Solutions Inc (f/k/a Platform Specialty Products Corporation) and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
10.19	Letter Agreement, dated December 20, 2023, by and between the Company and Michael Goralski					X
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14.1	2/28/2019
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Element Solutions Inc Executive Officer Clawback Policy					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents					X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Furnished herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
†	Management contract or compensatory plan or arrangement.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Benjamin Gliklich	Director, President and Chief Executive Officer	February 21, 2024
Benjamin Gliklich	(Principal Executive Officer)

/s/ Carey J. Dorman	Executive Vice President and Chief Financial Officer	February 21, 2024
Carey J. Dorman	(Principal Financial Officer)

/s/ Michael Russnok	Chief Accounting Officer	February 21, 2024
Michael Russnok	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Executive Chairman of the Board	February 21, 2024
Sir Martin E. Franklin

/s/ Ian G.H. Ashken	Director	February 21, 2024
Ian G.H. Ashken

/s/ Elyse Napoli Filon	Director	February 21, 2024
Elyse Napoli Filon

/s/ Christopher T. Fraser	Director	February 21, 2024
Christopher T. Fraser

/s/ Michael F. Goss	Director	February 21, 2024
Michael F. Goss

/s/ Nichelle Maynard-Elliott	Director	February 21, 2024
Nichelle Maynard-Elliott

/s/ E. Stanley O’Neal	Director	February 21, 2024
E. Stanley O’Neal

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Element Solutions Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Element Solutions Inc and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim Goodwill Impairment Assessment – Graphics Solutions Reporting Unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.34 billion as of December 31, 2023 and goodwill associated with the Graphics Solutions reporting unit was approximately $130 million. Goodwill is tested for impairment by management at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired using either a qualitative or quantitative approach. During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, the Company determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, the Company conducted an interim goodwill impairment test which confirmed that goodwill was impaired and recorded an $80.0 million impairment charge in the Consolidated Statement of Operations to reduce the carrying value of this reporting unit to its estimated fair value. The fair value of the reporting unit is based equally on market multiples and the present value of discounted future cash flows. The cash flow model utilized by management in the goodwill impairment test involves significant judgments related to future growth rates, gross profit, operating expenses and discount rates, among other considerations, from the vantage point of a market participant. The estimated fair value of the reporting unit is analyzed in relation to numerous market and historical factors, including current economic and market conditions, company-specific growth opportunities and guideline company information.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Graphics Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future growth rates, gross profit, operating expenses, discount rate, and guideline company information; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Graphics Solutions reporting unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the valuation methods; (iii) testing the completeness and accuracy of underlying data used by management in the methods; and (iv) evaluating the significant assumptions used by management related to future growth rates, gross profit, operating expenses, discount rate and guideline company information. Evaluating management’s assumptions related to future growth rates, gross profit, operating expenses and guideline company information involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s valuation methods and (ii) the reasonableness of the discount rate and guideline company information assumptions.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 21, 2024

We have served as the Company’s auditor since 2013.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$2,333.2	$2,549.4	$2,399.8
Cost of sales	1,414.7	1,596.7	1,439.0
Gross profit	918.5	952.7	960.8
Operating expenses:
Selling, technical, general and administrative	596.8	578.6	611.2
Research and development	68.1	48.8	49.7
Goodwill impairment	80.0	—	—
Total operating expenses	744.9	627.4	660.9
Operating profit	173.6	325.3	299.9
Other (expense) income:
Interest expense, net	(49.3)	(51.2)	(54.2)
Foreign exchange gain (loss)	7.9	(5.0)	15.8
Other (expense) income, net	(3.1)	2.9	(9.8)
Total other expense	(44.5)	(53.3)	(48.2)
Income before income taxes and non-controlling interests	129.1	272.0	251.7
Income tax expense	(13.0)	(85.8)	(48.3)
Net income from continuing operations	116.1	186.2	203.4
Income from discontinued operations, net of tax	2.1	1.8	0.3
Net income	118.2	188.0	203.7
Net income attributable to the non-controlling interests	(0.1)	(0.8)	(0.4)
Net income attributable to common stockholders	$118.1	$187.2	$203.3

Earnings per share
Basic from continuing operations	$0.48	$0.75	$0.82
Basic from discontinued operations	0.01	0.01	—
Basic attributable to common stockholders	$0.49	$0.76	$0.82

Diluted from continuing operations	$0.48	$0.75	$0.82
Diluted from discontinued operations	0.01	0.01	—
Diluted attributable to common stockholders	$0.49	$0.76	$0.82

Weighted average common shares outstanding
Basic	241.4	245.1	247.4
Diluted	241.8	245.8	247.9

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$118.2	$188.0	$203.7

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax (benefit) expense of $(11.1), $(6.1) and $6.0 for 2023, 2022 and 2021, respectively	(26.1)	(148.5)	(43.2)
Total foreign currency translation adjustments	(26.1)	(148.5)	(43.2)
Pension and post-retirement plans:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1.1, $(1.8) and $0.4 for 2023, 2022 and 2021, respectively	3.4	(5.2)	2.9
Total pension and post-retirement plans	3.4	(5.2)	2.9
Available-for-sale debt securities:
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.0 for 2023 and 2022, respectively	(1.1)	1.1	—
Total unrealized (loss) gain on available-for-sale debt securities	(1.1)	1.1	—
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax expense of $0.9, $15.8 and $7.8 for 2023, 2022 and 2021, respectively	2.9	48.2	6.2
Reclassifications, net of tax benefit of $8.4 for 2023 and $0.0 for 2022 and 2021, respectively	(27.5)	1.5	18.9
Total unrealized (loss) gain on qualified hedging derivatives	(24.6)	49.7	25.1
Other comprehensive loss	(48.4)	(102.9)	(15.2)

Comprehensive income	69.8	85.1	188.5
Comprehensive loss attributable to the non-controlling interests	0.5	1.4	12.2
Comprehensive income attributable to stockholders	$70.3	$86.5	$200.7

 See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2023	2022
Assets
Cash & cash equivalents	$289.3	$265.6
Accounts receivable, net of allowance for doubtful accounts of $12.6 and $14.4 at December 31, 2023 and 2022, respectively	461.8	455.8
Inventories	298.9	290.7
Prepaid expenses	32.5	38.5
Other current assets	115.0	138.1
Total current assets	1,197.5	1,188.7
Property, plant and equipment, net	296.9	277.2
Goodwill	2,336.7	2,412.8
Intangible assets, net	879.3	805.5
Deferred income tax assets	120.5	51.5
Other assets	143.2	168.0
Total assets	$4,974.1	$4,903.7
Liabilities and stockholders' equity
Accounts payable	$140.6	$132.2
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	217.3	200.7
Total current liabilities	369.4	344.4
Debt	1,921.0	1,883.8
Pension and post-retirement benefits	28.1	36.7
Deferred income tax liabilities	108.9	121.2
Other liabilities	202.4	168.5
Total liabilities	2,629.8	2,554.6
Commitments and contingencies (Note 17)
Stockholders' equity
Common stock, 400.0 shares authorized (2023: 266.2 shares issued; 2022: 265.1 shares issued)	2.7	2.7
Additional paid-in capital	4,196.9	4,185.9
Treasury stock (2023: 24.6 shares; 2022: 24.3 shares)	(341.9)	(334.2)
Accumulated deficit	(1,183.3)	(1,223.8)
Accumulated other comprehensive loss	(345.9)	(298.1)
Total stockholders' equity	2,328.5	2,332.5
Non-controlling interests	15.8	16.6
Total equity	2,344.3	2,349.1
Total liabilities and stockholders' equity	$4,974.1	$4,903.7
See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$118.2	$188.0	$203.7
Income from discontinued operations, net of tax	2.1	1.8	0.3
Net income from continuing operations	116.1	186.2	203.4
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	166.7	161.3	163.9
Deferred income taxes	(69.9)	15.1	(46.7)
Foreign exchange (gain) loss	(10.6)	3.4	(6.9)
Incentive stock compensation	9.4	17.7	40.1
Goodwill impairment	80.0	—	—
Other, net	42.2	11.4	18.0
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6.8)	6.4	(48.7)
Inventories	(9.5)	(31.2)	(46.5)
Accounts payable	0.3	(0.1)	16.8
Accrued expenses	9.9	(33.0)	42.6
Prepaid expenses and other current assets	1.9	(26.6)	(25.1)
Other assets and liabilities	3.9	(14.7)	15.1
Net cash flows provided by operating activities	333.6	295.9	326.0
Cash flows from investing activities:
Capital expenditures	(52.7)	(47.8)	(46.3)
Proceeds from disposal of property, plant and equipment	1.4	4.8	—
Acquisitions, net of cash acquired	(214.8)	(22.6)	(536.5)
Other, net	15.9	(9.6)	13.9
Net cash flows used in investing activities	(250.2)	(75.2)	(568.9)
Cash flows from financing activities:
Debt proceeds, net of discount	1,297.1	—	398.0
Repayments of borrowings	(1,264.1)	(16.4)	(10.0)
Repurchases of common stock	—	(151.0)	(19.6)
Dividends	(77.4)	(78.4)	(61.9)
Payment of financing fees	(6.3)	(1.9)	(5.1)
Other, net	(8.0)	(27.9)	(11.4)
Net cash flows (used in) provided by financing activities	(58.7)	(275.6)	290.0
Net cash flows provided by (used in) operating activities of discontinued operations	2.2	1.8	(3.5)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	(11.4)	(5.4)
Net increase (decrease) in cash and cash equivalents	23.7	(64.5)	38.2
Cash and cash equivalents at beginning of period	265.6	330.1	291.9
Cash and cash equivalents at end of period	$289.3	$265.6	$330.1
Supplemental disclosure information of continuing operations:
Cash paid for interest	$56.1	$46.9	$50.6
Cash paid for income taxes	$73.7	$66.5	$71.2
Supplemental disclosure information of discontinued operations:
Cash paid for income taxes	$—	$—	$3.1

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	118.1	—	118.1	0.1	118.2
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(47.8)	(47.8)	(0.6)	(48.4)
Issuance of common stock under Employee Stock Purchase Plan	78,375	—	1.3	—	—	—	—	1.3	—	1.3
Dividends ($0.32 per share)	—	—	—	—	—	(77.6)	—	(77.6)		(77.6)
Equity compensation expense	—	—	9.7	—	—	—	—	9.7	—	9.7
Exercise/ vesting of stock-based compensation	1,038,192	—		372,007	(7.7)	—	—	(7.7)	—	(7.7)
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3

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
The Company's operations are organized in two reportable segments: Electronics and Industrial & Specialty. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways, and its "assembly materials," such as SMT, pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemical solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Industrial & Specialty – The Industrial & Specialty segment researches, formulates and sells specialty chemicals and process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and from high-speed printing to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; consumable chemicals that enable printing image transfer on flexible packaging materials; and chemistries used in water-based hydraulic control fluids for offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, consumer packaged goods and oil and gas production end-markets. The segment provides specialty chemical solutions through the following businesses: Industrial Solutions, Graphics Solutions and Energy Solutions.
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
The Company transferred operational responsibility of its Films business from its Graphics Solutions business in the first quarter of 2023 and its Industrial Solutions business in the second quarter of 2022, both within its Industrial & Specialty segment, to its Circuitry Solutions business in its Electronics segment. The financial results of this business are not material to the Company's Consolidated Financial Statements. In addition, the Company transferred certain product lines between its

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assembly Solutions business and its Semiconductor Solutions business, both of which are part of its Electronics segment, to align more closely with its current business structure. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements.
Certain prior year amounts have been reclassified to conform to the current year's presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents – The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Receivables and Allowance for Doubtful Accounts – The Company determines its allowance for doubtful accounts associated with expected credit losses using a combination of factors to reduce trade receivable balances to their estimated net realizable amount. The Company maintains and adjusts its allowance for credit losses based on a variety of factors, including the length of time receivables have been past due under the applicable contractual terms, current and future macroeconomic trends and conditions, significant one-time events such as bankruptcy filings or deterioration in the customer’s operating results or financial position, historical experience and the financial condition of its customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and its dispersion across many different geographical regions. At December 31, 2023 and 2022, the Company did not believe it had any significant concentrations of credit risk that could materially impact its results of operations or financial position.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
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
Finite-Lived Intangible Assets – Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which currently range from 8 to 25 years for customer relationships, 3 to 10 years for developed technologies, 5 to 20 years for trade names, 15 years for reacquired distribution rights and up to 5 years for other intangible assets. If circumstances require a long-lived asset group to be tested for possible impairment, the Company first determines if the estimated undiscounted future pre-tax cash flows expected to result from the use of the asset or asset group plus net proceeds expected from disposition of the asset or asset group, if any, are less than its carrying value. When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases – The Company determines whether an arrangement is a lease at inception. Right-of-use (or ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future lease payments is the Company's incremental borrowing rate as the implicit rate in its leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis for borrowings with similar terms and payments. The Company's leases may include variable payments such as common area maintenance, insurance, real estate taxes, changes in price indices or other costs, which are expensed as incurred. ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
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
If hedge accounting is applied, the effective portion of unrealized gains and losses associated with the derivatives are deferred as a component of "Accumulated other comprehensive loss" until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company records changes in the net fair value of such contracts in "Other (expense) income, net" in the Consolidated Statements of Operations. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows. Proceeds from the monetization of interest rate swaps are reflected as "Cash flows from operating activities" and proceeds from the monetization of cross-currency swaps are reflected as "Cash flows from investing activities" in the Consolidated Statement of Cash Flows. See Note 12, Financial Instruments, to the Consolidated Financial Statements for further information.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized in the period in which they are identified.
Stock-Based Compensation Plans – Stock-based compensation is recorded in the Consolidated Statements of Operations as "Selling, technical, general and administrative" expense over the requisite service period based on the estimated grant-date fair value of the awards, effected for forfeitures as they occur. The fair value of RSU awards is determined using the closing price of Element Solutions' common stock on the date of grant. The fair value of stock options is determined using the Black-Scholes option pricing model, and inputs in the model include assumptions related to stock price volatility, expected dividend yield and award terms.
Compensation costs for awards with performance conditions are only recognized if and when it becomes probable that the performance conditions will be achieved. The probability of vesting is reassessed at the end of each reporting period and the compensation costs are adjusted accordingly with the cumulative effect of such a change on current and prior periods being recognized in compensation cost in the period of the change.
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
Fair Value Measurements – The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs used in the valuation techniques to determine fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest. The three levels of the fair value hierarchy are as follows:
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recently adopted accounting pronouncements with a material impact to the Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Segment Reporting (Topic 280) - In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures," which requires the disclosure of significant segment expenses and other segment items on an annual and interim basis. The guidance is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its disclosures to the Consolidated Financial Statements.
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced disclosures in the effective tax rate reconciliation and the disclosure of income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this new standard on its disclosures to the Consolidated Financial Statements.
4. ACQUISITIONS
ViaForm Distribution Rights
On June 1, 2023, the Company reacquired the right to market and distribute directly (rather than through its exclusive distributor) its ViaForm® electrochemical deposition products by terminating a long-standing distribution agreement for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million which was paid in the fourth quarter of 2023. Following the completion of the transaction, the Company now manages all aspects of the ViaForm® product line in-house, which it believes will result in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators. The transaction did not meet the accounting definition of a business which precluded any goodwill from being recognized and resulted in the Company capitalizing $0.5 million of transaction costs. The financial results of this transaction are included in the Company's Semiconductor Solutions business within its Electronics segment.
In connection with the transaction, the Company recognized a reacquired distribution right intangible asset of $187 million, which will be amortized over 15 years, and a receivable of $13.5 million, which was settled in the fourth quarter of 2023 with $6.1 million of inventory and $7.4 million cash (which reduced the purchase price paid by the cash received). The amounts paid are deductible for tax purposes.
Kuprion Acquisition
On May 19, 2023, the Company completed the Kuprion Acquisition for $15.9 million, net of cash, with potential additional payments in various installments, which are not to exceed $259 million in aggregate, to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. The Company acquired Kuprion, Inc. to complement its next-generation nano-copper technology for the semiconductor, circuit board and electronics assembly markets. As the acquisition did not meet the accounting definition of a business and the technology acquired is still in development with no alternative future use, $15.7 million was expensed to "Research and development" in the Consolidated Statements of Operations. Any potential earn-out payments to be paid based on milestones will be recognized when probable and estimable and either expensed as additional research and development expense, if the technology did not yet meet the accounting definition of an asset, or capitalized as a developed technology intangible asset. The Company did not make any payments associated with the contingent consideration during the year ended December 31, 2023. Kuprion, Inc. is included in the Company's Semiconductor Solutions business within its Electronics segment. The amount paid, including future consideration, is not deductible for tax purposes.

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
HKW Acquisition
On May 5, 2021, the Company completed the HKW Acquisition for $50.9 million, net of cash. HKW specializes in conformal coatings, encapsulation resins, thermal interface materials, contact lubricants and cleaning chemistry which complements the Company's broader electronics portfolio with many applications overlapping with its semiconductor technologies. HKW is included in the Company's Assembly Solutions business within its Electronics segment.
5. INVENTORIES
The major components of inventories, on a net basis, were as follows:

	December 31,
(dollars in millions)	2023	2022
Finished goods	$176.2	$164.4
Work in process	37.5	25.9
Raw materials and supplies	85.2	100.4
Total inventories	$298.9	$290.7
6. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

	December 31,
(dollars in millions)	2023	2022
Land and leasehold improvements	$51.7	$52.0
Buildings and improvements	168.5	163.9
Machinery, equipment, fixtures and software	334.3	299.8
Construction in process	66.7	50.3
Total property, plant and equipment	621.2	566.0
Accumulated depreciation	(324.3)	(288.8)
Property, plant and equipment, net	$296.9	$277.2
For 2023, 2022 and 2021, the Company recorded depreciation expense of $42.6 million, $41.6 million and $39.7 million, respectively.
In January 2021, the Company sold a dormant facility in New Jersey, included in its Electronics segment, and recognized a gain of $3.9 million in "Selling, technical, general and administrative" in the Consolidated Statements of Operations. In connection with the sale, the Company received $19.0 million in the first quarter of 2021 which is included in "Other, net" in the Consolidated Statements of Cash Flows as a cash inflow from investing activities.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2021	$1,292.2	$1,234.1	(1)	$2,526.3
Acquisition (2)	—	7.1		7.1
Transfer of Films business (3)	80.4	(80.4)		—
Foreign currency translation and other	(68.6)	(52.0)		(120.6)
Balance at December 31, 2022	1,304.0	1,108.8		2,412.8
Transfer of Films business (4)	7.9	(7.9)		—
Goodwill impairment	—	(80.0)		(80.0)
Foreign currency translation and other	(13.2)	17.1		3.9
Balance at December 31, 2023	$1,298.7	$1,038.0		$2,336.7
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the HSO Acquisition on January 26, 2022.
(3) In the second quarter of 2022, the Company transferred operational responsibility of its Films business from its Industrial Solutions business within its Industrial & Specialty segment to its Electronics segment. Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for further information.
(4) In the first quarter of 2023, the Company transferred operational responsibility of its Films business from its Graphics Solutions business within its Industrial & Specialty segment to its Electronics segment. Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for further information.
Goodwill is tested for impairment at the reporting unit level in the fourth quarter of each year or when events or changes in circumstances indicate that goodwill might be impaired. During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, the Company determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, the Company conducted an interim goodwill impairment test which confirmed that goodwill was impaired and the Company recorded an $80.0 million impairment charge in the Condensed Consolidated Statement of Operations to reduce the carrying value of this reporting unit to its estimated fair value. This impairment charge was primarily driven by the reduction of the expected long-term cash flows for the business due to profit margin pressures from raw material inflation across the packaging supply chain, the recent loss of a significant newspaper customer, and a higher WACC as compared to the assumptions used for the 2022 annual goodwill impairment test.
After recording the impairment, the carrying value of the Graphics Solutions reporting unit was equal to its estimated fair value and there have been no events or changes in circumstances that indicated that goodwill was further impaired. As of December 31, 2023, the goodwill assigned to the Graphics Solutions reporting unit was approximately $130 million. No impairments of goodwill were recognized for any of the Company's other reporting units during the year ended December 31, 2023 and no impairments of goodwill were recognized during the years ended December 31, 2022 and 2021.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Intangible Assets
The major components of intangible assets were as follows:

	December 31, 2023			December 31, 2022
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$978.4	$(505.9)	$472.5	$967.5	$(434.1)	$533.4
Developed technology	410.0	(316.2)	93.8	408.9	(277.0)	131.9
Trade names	95.9	(30.9)	65.0	96.0	(23.8)	72.2
Reacquired distribution rights	187.0	(7.3)	179.7	—	—	—
Other	0.8	(0.5)	0.3	—	—	—
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,740.1	$(860.8)	$879.3	$1,540.4	$(734.9)	$805.5
For 2023, 2022 and 2021, the Company recorded amortization expense on intangible assets of $124 million, $120 million and $124 million, respectively. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2023, 2022 and 2021.
Estimated future amortization of intangible assets for each of the next five years is as follows:

(dollars in millions)	Amortization Expense
2024	$121.3
2025	115.0
2026	72.8
2027	71.0
2028	70.8
8. LONG-TERM COMPENSATION PLANS
In June 2014, the Company's stockholders adopted the 2013 Plan in connection which a maximum of 15,500,000 shares of common stock were reserved and made available for issuance.
For 2023, 2022 and 2021, compensation expense associated with the Company's long-term compensation plans was as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
RSUs	$9.3	$17.4	$39.6
Stock options	0.1	0.3	0.5
Total	$9.4	$17.7	$40.1

Unrecognized compensation expense for awards expected to vest	$16.5
Weighted average remaining vesting period (months)	26

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2023, a total of 8,858,192 shares of common stock had been issued, and 4,256,974 RSUs and stock options were outstanding, under the 2013 Plan.

	Total	RSUs	Stock Options
Outstanding at December 31, 2022	4,289,420	3,901,630	387,790
Granted	1,185,157	1,185,157	—
Exercised/Issued	(1,038,192)	(1,035,087)	(3,105)
Forfeited	(179,411)	(179,411)	—
Outstanding at December 31, 2023	4,256,974	3,872,289	384,685

The total fair value of RSUs which vested during 2023, 2022 and 2021 was $21.2 million, $70.8 million and $7.0 million respectively, based on the stock price on the date of vest.
RSUs
The Company granted the following equity classified RSUs under the 2013 Plan:

Year of Issuance:	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (months)
2023	1,185,157	$19.75	27
2022	2,847,135	$23.23	51
2021	852,890	$18.02	28
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
In January 2019, certain key executives were granted performance-based RSUs, which vesting was subject to the achievement by the Company of a performance target of adjusted earnings per share of $1.36 in any fiscal year ending on or before December 31, 2022, and continuous service which subsequently vested in the first quarter of 2022. Prior to the second quarter of 2021, the Company did not recognize compensation expense for these awards as the achievement of the performance target was not deemed probable. During the second quarter of 2021, the achievement of the performance target became probable, and the Company recorded $1.3 million and $23.9 million of expense for the years ended December 31, 2022 and 2021, respectively, in "Selling, technical, general and administrative " in the Consolidated Statement of Operations.
In February 2022, certain key executives were granted 1.95 million performance-based RSUs with an aggregate fair value of $45.4 million. The vesting of these shares is subject to the achievement by the Company of a performance target of adjusted earnings per share of $2.72 by December 31, 2026, and continuous service. If the performance target is achieved, the actual number of shares vested will be determined by applying a total shareholder return (TSR) multiplier based on the Company's TSR relative to a benchmark index for the performance period. The TSR multiplier will range from 0.85 to 1.15. The Company has not recognized compensation expense for these awards as the achievement of the performance target was not probable at December 31, 2023 and 2022, respectively.
At December 31, 2023, the following equity classified RSUs were outstanding:

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
Vesting Conditions:	Outstanding	Weighted Average Remaining Vesting Period (months)	Potential Additional Awards
Service-based	629,333	13	—
Performance-based	1,292,956	15	1,292,956
Performance-based awards deemed not probable	1,950,000	38	—
Total	3,872,289	26	1,292,956
Stock Options
Stock options vest ratably over a three-year period and have contractual lives of ten years from their respective grant dates. The fair value of each stock option grant is calculated using the Black-Scholes option pricing model at the grant date. The Company did not grant any qualified or non-qualified stock options under the 2013 Plan during the years ended December 31, 2023, 2022 and 2021.
At December 31, 2023, there were 384,685 outstanding stock options, which were vested and in-the-money, with an aggregate intrinsic value of $3.8 million. There were no unvested outstanding stock options.
9. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
For 2023, 2022 and 2021, the net periodic benefit for all plans totaled $1.5 million, $2.8 million and $2.1 million, respectively.
Domestic Defined Benefit Pension Plan
The domestic non-contributory defined benefit pension plan is closed to new participants. Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels. An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies. These investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 93% of plan investments for liability-matching, 6% for long-term growth and 1% for near-term benefit payments. These allocation targets exclude the market value of equity derivatives. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plan. Plan assets consist primarily of listed stocks, equity security funds, short-term treasury bond mutual funds, long-credit funds and derivatives. The weighted average asset allocation of the plan was 89% fixed income holdings, 10% equity securities and derivatives and 1% cash at December 31, 2023.
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
At December 31, 2023 and 2022, the projected benefit obligation for this pension plan totaled $171 million and $169 million, respectively.
Supplemental Executive Retirement Plans
The Company sponsors SERPs that entitle certain employees to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code. Covered compensation under the SERPs includes an employee’s annual salary and bonus. At December 31, 2023 and 2022, the projected benefit obligation for the SERPs totaled $5.8 million and $5.9 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Pension Plans
The Company's international benefit plans are included in the tables presented below. These plans are not significant, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows. At December 31, 2023 and 2022, the projected benefit obligation for these foreign pension plans totaled $19.8 million and $19.4 million, respectively.
Certain foreign subsidiaries maintain other benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting and have therefore been excluded from the tables presented below. These benefit plans had obligation balances of $3.1 million and $2.5 million at December 31, 2023 and 2022, respectively, and were recorded in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Pension and post-retirement benefits."
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid, Incorporated, domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire). Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits based on the date of retirement. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5%. Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2023 was comprised of 39% retirees, 31% fully eligible active participants and 30% other participants. The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% or 4% based on the date of retirement.
The components of net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2023		2022		2021
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Service cost	$—	$0.6	$—	$0.8	$—	$0.7
Interest cost on the projected benefit obligation	8.7	0.7	6.3	0.3	5.9	0.2
Expected return on plan assets	(10.7)	(0.2)	(10.1)	(0.2)	(9.2)	(0.2)
Amortization of actuarial net (gain) loss	—	(0.1)	—	(0.1)	0.1	0.1
Plan curtailment	—	(0.4)	—	—	—	—
Plan settlement	—	—	—	—	—	0.1
Net periodic (benefit) cost	$(2.0)	$0.6	$(3.8)	$0.8	$(3.2)	$0.9

Post-retirement Medical Benefits
Interest cost on the projected benefit obligation	$0.3		$0.2		$0.2
Amortization of actuarial net gain	(0.4)		—		—
Net periodic cost	$(0.1)		$0.2		$0.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average key assumptions used to determine the net periodic (benefit)/cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2023		2022		2021
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Discount rate	5.2%	3.5%	2.8%	1.2%	2.5%	0.7%
Rate of compensation increase	3.0%	3.2%	3.0%	2.9%	3.0%	2.7%
Interest crediting rate	5.3%	3.4%	5.3%	3.1%	5.3%	2.7%
Long-term rate of return on assets	7.0%	3.6%	4.8%	3.1%	4.2%	3.6%
Post-retirement Medical Benefits
Discount rate	5.1%		2.9%		2.5%
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations and peer comparisons.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in benefit obligation, plan assets and funded status of the Company’s plans:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2023		2022		2023	2022
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Change in Projected Benefit Obligation:
Beginning of period balance	$175.2	$19.4	$227.3	$25.5	$5.9	$7.7
Service cost	—	0.6	—	0.8	—	—
Interest cost	8.7	0.7	6.3	0.3	0.3	0.2
Plan curtailment	—	(0.4)	—	—	—	—
Actuarial loss (gain) due to assumption change	3.0	0.8	(47.5)	(4.0)	0.1	(1.5)
Actuarial loss (gain) due to plan experience	1.3	0.2	0.9	(0.4)	(0.5)	(0.1)
Benefits and expenses paid	(11.6)	(0.8)	(11.8)	(0.7)	(0.4)	(0.4)
Settlement	—	(1.0)	—	(0.4)	—	—
Foreign currency translation	—	0.3	—	(1.7)	—	—
End of period balance	$176.6	$19.8	$175.2	$19.4	$5.4	$5.9
Change in Plan Assets:
Beginning of period balance	$158.7	$4.9	$219.2	$4.5	$—	$—
Actual return on plan assets, net of expenses	20.8	0.1	(49.1)	—	—	—
Employer contributions	0.5	1.7	0.4	1.8	0.4	0.4
Benefits paid	(11.6)	(0.8)	(11.8)	(0.7)	(0.4)	(0.4)
Settlement	—	(1.0)	—	(0.4)	—	—
Foreign currency translation	—	0.1	—	(0.3)	—	—
End of period balance	$168.4	$5.0	$158.7	$4.9	$—	$—
Funded Status
Funded status of plan	$(8.2)	$(14.8)	$(16.5)	$(14.5)	$(5.4)	$(5.9)
Supplemental Information:
Accumulated benefit obligation	$176.6	$17.4	$175.2	$17.2	$5.4	$5.9
Plans with Accumulated Benefit Obligation in excess of Plan Assets:
Accumulated benefit obligation	$176.6	$15.5	$175.2	$15.3	$5.4	$5.9
Fair value plan assets	$168.4	$2.5	$158.7	$2.5	$—	$—
Plans with Projected Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$176.6	$19.6	$175.2	$19.0	$5.4	$5.9
Fair value plan assets	$168.4	$4.6	$158.7	$4.3	$—	$—
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities were as follows:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2023		2022		2023	2022
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Discount rate	5.0%	3.1%	5.2%	3.5%	5.0%	5.1%
Rate of compensation increase	3.0%	3.4%	3.0%	3.2%	N/A	N/A
Interest crediting rate	5.3%	3.3%	5.3%	3.4%	N/A	N/A
(N/A) Not applicable.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets and "Accumulated other comprehensive loss" consist of the following:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2023		2022		2023	2022
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Balance Sheet
Accrued expenses and other current liabilities	$0.9	$0.8	$0.6	$0.9	$0.5	$0.5
Pension and post-retirement benefits	7.3	14.0	15.9	13.6	4.9	5.4
Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(7.4)	$1.4	$(13.1)	$2.5	$2.1	$2.1
The following table presents the fair value of plan assets:

		December 31,
(dollars in millions)	Classification	2023	2022
Asset Category
Derivatives	Level 2	$7.7	$(0.8)
Exchange-traded funds holding domestic securities	Level 1	9.6	10.7
Foreign bonds	Level 2	2.0	1.9
Mutual funds holding fixed income securities	Level 1	35.2	37.6
U.S. Treasury bonds	Level 2	30.8	37.4
Cash and cash equivalents	Level 1	5.2	5.8
Sub-Total		90.5	92.6
Assets using net asset value (or NAV) as a practical expedient		82.9	71.0
Total		$173.4	$163.6
Assets using NAV as a practical expedient include commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
At December 31, 2023, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-Retirement Medical Benefits	Total
(dollars in millions)	Domestic	Foreign
2024	$13.5	$1.1	$0.5	$15.1
2025	13.4	1.2	0.5	15.1
2026	13.3	1.6	0.5	15.4
2027	13.4	1.3	0.5	15.2
2028	13.5	1.0	0.5	15.0
Subsequent five years	64.3	8.9	2.1	75.3
Total	$131.4	$15.1	$4.6	$151.1
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2023, at which time the minimum contribution level for the following year was determined. The Company is not required to make any plan contributions in 2024.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES
Income before income taxes and non-controlling interests was as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Domestic	$2.6	$125.0	$92.0
Foreign	126.5	147.0	159.7
Total	$129.1	$272.0	$251.7
Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Current:
U.S.:
Federal	$7.9	$0.6	$(3.9)
State and local	2.7	1.8	2.9
Foreign	72.3	68.3	96.0
Total current	82.9	70.7	95.0
Deferred:
U.S.:
Federal	(57.2)	17.5	(1.8)
State and local	(0.6)	8.3	(30.3)
Foreign	(12.1)	(10.7)	(14.6)
Total deferred	(69.9)	15.1	(46.7)
Income tax expense	$13.0	$85.8	$48.3
Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
U.S. federal statutory tax rate	21%	21%	21%

Taxes computed at U.S. statutory rate	$27.1	$57.1	$52.9
State income taxes, net of federal benefit	1.8	4.6	5.7
U.S. tax on foreign operations	1.8	3.2	3.9
Foreign derived intangible income deduction	(10.8)	—	—
Foreign tax credits	(8.2)	—	—
Foreign tax on foreign operations	13.0	13.0	17.0
Change in valuation allowances	(0.1)	6.4	(63.6)
Tax on undistributed foreign earnings	5.1	5.9	4.7
Changes in uncertain tax positions	1.9	0.2	29.4
Non-deductible goodwill impairment and Kuprion Acquisition research and development charge	20.6	—	—
One-time impact of amended U.S. tax returns	(37.3)	—	—
Other, net	(1.9)	(4.6)	(1.7)
Income tax expense	$13.0	$85.8	$48.3

Effective tax rate	10%	32%	19%

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The income tax expense of $13.0 million for the year ended December 31, 2023 includes a one-time benefit of $34.2 million related to changing an election to credit foreign taxes from our previous position which was to deduct foreign taxes. This is comprised of a $37.3 million one-time impact of our intention to amend prior U.S. tax returns offset by $3.1 million from the net increase of valuation allowances on foreign tax credit carryforwards. In addition, the election to credit foreign taxes for the 2023 fiscal year results in an incremental $8.2 million of tax expense reduction.

The rate for 2023 also includes an increase for non-deductible GAAP expenses related to a goodwill impairment charge of $80.0 million recognized in the third quarter of 2023 (see Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements for further information), as well as $15.7 million of research and development expenses related to the Kuprion transaction (see Note 4, Acquisitions, to the Consolidated Financial Statements for further information). Other activity in the 2023 tax rate includes a benefit from a U.S. tax deduction related to Foreign Derived Intangible Income ("FDII"), offset by current and deferred taxes based on jurisdictional mix of earnings and withholding taxes.

The income tax expense of $85.8 million for the year ended December 31, 2022 includes current and deferred taxes based on jurisdictional earnings, withholding taxes, and the impact of GILTI and subpart F income regimes.

The income tax expense of $48.3 million for the year ended December 31, 2021 included the impact of a $29.4 million increase to the Company's provision for uncertain tax positions, partially offset by a $63.6 million benefit associated with the release of valuation allowances. The release of valuation allowances related to amounts previously recorded against certain U.S. tax attribute carryforwards, which primarily corresponded to certain state net operating losses and interest. The valuation allowances were released as the Company expects improved profitability in its domestic business and a shift to a three-year cumulative income position
The components of deferred income taxes at December 31, 2023 and 2022 were as follows:

	December 31,
(dollars in millions)	2023	2022
Deferred tax assets:
Net operating losses	$87.8	$98.5
Interest carryforward	81.4	39.4
Capital loss carryforward	53.5	54.2
Tax credits	64.6	32.2
Employee benefits	17.9	18.1
Research and development costs	33.2	28.0
Accrued liabilities	6.4	6.3
Other	40.0	49.6
Total gross deferred tax assets	384.8	326.3
Valuation allowances	(143.6)	(153.2)
Total deferred tax assets	241.2	173.1
Deferred tax liabilities:
Intangible assets	154.5	175.6
Property, plant and equipment	33.2	28.1
Undistributed foreign earnings	32.3	28.2
Goodwill	9.6	10.9
Total deferred tax liabilities	229.6	242.8
Net deferred tax asset (liability)	$11.6	$(69.7)
The Company provides for income and withholding taxes on previously unremitted earnings of foreign subsidiaries. At December 31, 2023, the Company had accrued a deferred tax liability of $32.3 million of income and withholding taxes that would be due upon the distribution of such earnings from non-U.S. subsidiaries to the U.S.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2022, the Company’s plans and expectations around the use of cash in subsidiaries and indefinitely reinvested amounts changed and, as a result, the prior assertion was modified and the Company is no longer asserting any of its available foreign earnings are permanently reinvested.
At December 31, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $0.9 million, $540.0 million and $243.7 million, respectively. The U.S. federal net operating loss carryforwards expire between 2027 and 2037 or may be carried forward indefinitely. The majority of the state net operating loss carryforwards expire between 2024 and 2039. The foreign tax net operating loss carryforwards expire between 2024 through 2037 or may be carried forward indefinitely. In addition, at December 31, 2023, the Company had capital loss carryforwards, foreign tax credits, and other tax credits of approximately $226 million, $51.7 million and $6.8 million, respectively, available for carryforward. The capital loss carryforwards expire at the end of 2024. The carryforward periods of the remaining tax credits range from ten years to an unlimited period of time. If certain changes in the Company's ownership occur, there could be an annual limitation on the amount of utilizable carryforwards.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Unrecognized tax benefits at beginning of period	$99.8	$106.6	$82.5
Additions based upon prior year tax positions	19.6	1.0	22.9
Additions based on current year tax positions	9.6	5.3	8.1
Reductions for prior period positions	(15.1)	(5.7)	(4.9)
Reductions for settlements and payments	(1.6)	(1.7)	(0.1)
Reductions due to closed statutes	(1.3)	(1.9)	(1.0)
Currency translation adjustment	0.6	(3.8)	(0.9)
Total unrecognized tax benefits at end of period	$111.6	$99.8	$106.6
At December 31, 2023, the Company had $112 million of total unrecognized tax benefits, all of which, if recognized, would impact the Company’s effective tax rate. Due to expected settlements and statute of limitations expirations, the Company estimates that $11.2 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense, which totaled $3.7 million, $1.1 million and $2.5 million, for 2023, 2022 and 2021, respectively. The Company's liability for interest and penalties totaled $13.0 million and $10.7 million at December 31, 2023 and 2022, respectively.
At December 31, 2023, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
China	2018	through current
Germany	2018	through current
Taiwan	2018, 2022	through current
United Kingdom	2008, 2021	through current
United States	2020	through current
The Company is currently undergoing tax examinations in several jurisdictions. Although the Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and made reasonable provisions for taxes ultimately expected to be paid, tax liabilities may need to be adjusted as tax examinations continue to progress.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Term Loans (1)	2030	SOFR plus 2.00%	$1,140.2	$1,104.5
Senior Notes - $800 million (2)	2028	3.875%	792.3	790.8
Total debt			1,932.5	1,895.3
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$1,921.0	$1,883.8
(1) Term loans, net of unamortized discounts and debt issuance costs of $9.8 million and $9.5 million at December 31, 2023 and 2022, respectively. The effective interest rate was 3.3% and 1.6% at December 31, 2023 and 2022, respectively, including the effects of interest rate swaps and net investment hedges. See Note 12, Financial Instruments, to the Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $7.7 million and $9.2 million at December 31, 2023 and 2022, respectively. The effective interest rate was 4.1% at both December 31, 2023 and 2022.
Minimum future principal payments on long-term debt were as follows:

(dollars in millions)
2024	$11.5
2025	11.5
2026	11.5
2027	11.5
2028	811.5
Thereafter	1,092.5
Total	$1,950.0
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of a new tranche of term loans B-2 of $1.15 billion, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027.
The proceeds from the new term loans B-2, together with cash on hand, were used to fully prepay the Company's prior $1.11 billion term loans B-1 and $150 million term loans A pursuant to the terms of an amendment to the Credit Agreement, dated December 18, 2023. Except for their maturity date, the new term loans B-2 have substantially the same terms as the former term loans B-1, including their annual interest rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 2.00%. The Company expensed $5.5 million to "Selling, technical, general and administrative" and $2.3 million to "Other (expense) income, net" in the Consolidated Statements of Operations as a result of this transaction.
In June 2023, the Company had borrowed term loans A in an aggregate principal amount of $150 million under the Credit Agreement. The proceeds of the term loans A were used to finance a portion of the reacquired ViaForm Distribution Rights, which transaction closed on June 1, 2023. In December 2023, the Company prepaid the outstanding balance of the term loans A as discussed above.
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
The borrowers are required to make mandatory prepayments of borrowings, subject to certain exceptions, as described in the Credit Agreement. In addition, the Credit Agreement contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other material indebtedness, bankruptcy and insolvency events, material judgments and change of control provisions. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Credit Agreement may be accelerated and the lenders could foreclose on their security interests in the assets of the borrowers and the guarantors.
At December 31, 2023, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At December 31, 2023 and 2022, respectively, there were no amounts outstanding under such facilities. The Company had letters of credit outstanding of $6.2 million and $6.0 million at December 31, 2023 and 2022, respectively, of which $6.2 million and $6.0 million at December 31, 2023 and 2022, respectively, reduced the borrowings available under the various facilities. At December 31, 2023 and 2022, the availability under these facilities totaled approximately $392 million and $391 million, respectively, net of outstanding letters of credit.
12. FINANCIAL INSTRUMENTS
Derivatives and Hedging
In the normal course of business, the Company is exposed to risks relating to changes in interest rates, foreign currency exchange rates and commodity prices. Derivative financial instruments, such as interest rate swaps, net investment hedges, foreign currency exchange forward contracts and commodities derivative contracts are used to manage the risks associated with changes in the conditions of those markets. The counterparties to the Company’s derivative agreements are primarily major international financial institutions. The Company regularly monitors its derivative positions and the credit ratings of its counterparties and does not anticipate nonperformance on their part.

All derivatives are recognized in the Consolidated Balance Sheets at fair value. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are accounted for in the Consolidated Statements of Cash Flows as "Operating activities."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated its interest rate swaps as cash flow hedges and its cross-currency swaps as net investment hedges of the foreign currency exposure of a portion of its net investment in certain euro functional subsidiaries. These swaps effectively convert the Company’s outstanding term loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through their respective expiration dates.

In December 2023, in connection with the funding of the new term loans B-2, the Company terminated and monetized $865 million notional of its interest rate swaps and cross-currency swaps related to the term loans A and B-1 which were scheduled to mature in 2024 and 2026. The Company received $7.8 million upon the termination of the applicable interest rate swaps, which amount is reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows and recorded the benefit in “Accumulated other comprehensive loss.” A benefit of $4.0 million was previously recognized in 2023 while the remainder is being amortized as a reduction to “Interest expense, net” in the Consolidated Statement of Operations ($1.3 million through January 2024 and $2.5 million through January 2026). In addition, the Company received $18.6 million upon the termination of the applicable cross-currency swaps, which amount is included in "Other, net" in the Consolidated Statement of Cash Flows as a cash inflow from investing activities. The benefit will remain in “Accumulated other comprehensive loss” until the hedged net investment is sold or liquidated.

Simultaneously with the funding of the new term loans B-2, the Company entered into interest rate swaps and cross-currency swaps to effectively convert $760 million of the new term loans B-2, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through December 2028. The balance of the term loans B-2, approximately $390 million, remains subject to existing swaps scheduled to mature in 2025.
The total notional value of the interest rate swaps and cross-currency swaps held at December 31, 2023 and 2022 was approximately $1.15 billion and $1.11 billion, respectively. As of December 31, 2023, approximately $390 million in notional value matures in January 2025 and the remaining balance in December 2028.
The net periodic payments from the interest rate swaps and cross-currency swaps, excluding the proceeds from the monetization of the cross-currency swaps discussed above, are reflected as "Cash flows from operating activities" in the Consolidated Statement of Cash Flows. Changes in the fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Consolidated Statements of Operations as the underlying hedged item affects earnings. Changes in the fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss."
The net result of these hedges, excluding the reduction to interest expense from the terminated interest rate swaps discussed above, is an interest rate of approximately 3.3% at December 31, 2023 on the term loans B-2, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. The fair value of the interest rate swaps was a net asset of $11.9 million and $47.3 million at December 31, 2023 and 2022, respectively. The fair value of the cross-currency swaps was a net asset of $4.8 million and $70.4 million at December 31, 2023 and 2022, respectively.
During 2023 and 2022, these interest rate swaps and cross-currency swaps were deemed highly effective. Excluding the reclassifications associated with the monetization of the terminated interest rate swaps discussed above, the Company expects to reclassify a benefit of $19.9 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At December 31, 2023, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure, primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Consolidated Statements of Operations as "Other (expense) income, net."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total notional value of foreign currency exchange forward contracts held at December 31, 2023 and 2022 was approximately $93.9 million and $105 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.7 million and a $0.3 million at December 31, 2023 and 2022, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $63.8 million and $45.7 million at December 31, 2023 and 2022, respectively. The fair value of the metals derivative contracts was a net current liability of $1.2 million and $2.5 million at December 31, 2023 and 2022, respectively. Substantially all contracts outstanding at December 31, 2023 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Consolidated Statements of Operations as "Other (expense) income, net."
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

			December 31,
(dollars in millions)	Balance sheet location	Classification	2023	2022
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.2	$0.2
Metals contracts	Other current assets	Level 2	0.5	2.5
Interest rate swaps	Other current assets	Level 2	19.9	32.7
Cross-currency swaps	Other current assets	Level 2	5.9	26.1
Interest rate swaps	Other assets	Level 2	4.3	14.6
Cross-currency swaps	Other assets	Level 2	9.6	44.3
Available-for-sale debt securities	Other assets	Level 3	14.2	11.5
Total			$54.6	$131.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.9	$0.5
Metals contracts	Accrued expenses and other current liabilities	Level 2	1.7	5.0
Cross-currency swaps	Accrued expenses and other current liabilities	Level 2	0.9	—
Interest rate swaps	Other liabilities	Level 2	12.3	—
Cross-currency swaps	Other liabilities	Level 2	9.8	—
Total			$25.6	$5.5
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
There were no significant transfers of financial instruments between the fair value hierarchy levels during 2023.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.93 billion and $1.89 billion, respectively, at December 31, 2023. At December 31, 2022, the carrying value and estimated fair value totaled $1.90 billion and $1.80 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
Non-Recurring Fair Value Measurement
As a result of the goodwill impairment test conducted in the third quarter of 2023, the Industrial & Specialty segment recorded an impairment charge of $80.0 million to reduce the carrying value of the Graphics Solutions reporting unit to its estimated fair value. This measurement was performed on a non-recurring basis as of August 31, 2023 using significant unobservable inputs (Level 3), including the applicable discount rate (WACC) of 10.5% and the short and long-term projected cash flows, such as future growth rates, of the Graphics Solutions reporting unit. See Note 7, Goodwill and Intangible Assets, to the Consolidated Financial Statements for further information.
13. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During 2023, the Company did not repurchase any shares of its common stock. During 2022 and 2021, as part of its stock repurchase program, the Company repurchased approximately 8.0 million and 0.9 million shares, respectively, of its common stock for approximately $151 million and $19.6 million, respectively. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $581 million at December 31, 2023.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under the stock repurchase program. During 2023, 2022, and 2021, the Company withheld approximately 0.4 million, 1.0 million and 0.1 million shares, respectively, in connection with vesting events for a value of approximately $7.7 million, $24.0 million and $1.9 million, respectively, which are included in "Other, net" in the Consolidated Statements of Cash Flows as cash outflows from financing activities.
14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of "Accumulated other comprehensive (loss) income," net of tax, during 2023, 2022 and 2021 were as follows:

(dollars in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Available-for-Sale Debt Securities	Derivative Financial Instrument Revaluation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$(138.8)	$(3.2)	$—	$(52.8)	$(194.8)
Other comprehensive (loss) income before reclassifications, net	(30.6)	2.9	—	6.2	(21.5)
Reclassifications, pretax	—	—	—	18.9	18.9
Balance at December 31, 2021	(169.4)	(0.3)	—	(27.7)	(197.4)
Other comprehensive (loss) income before reclassifications, net	(146.3)	(5.2)	1.1	48.2	(102.2)
Reclassifications, pretax	—	—	—	1.5	1.5
Balance at December 31, 2022	(315.7)	(5.5)	1.1	22.0	(298.1)
Other comprehensive (loss) income before reclassifications, net	(25.5)	3.4	(1.1)	2.9	(20.3)
Reclassifications, pretax	—	—	—	(35.9)	(35.9)
Tax benefit reclassified	—	—	—	8.4	8.4
Balance at December 31, 2023	$(341.2)	$(2.1)	$—	$(2.6)	$(345.9)

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share from continuing operations for 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2023	2022	2021
Net income from continuing operations	$116.1	$186.2	$203.4
Net income attributable to the non-controlling interests	(0.1)	(0.8)	(0.4)
Net income attributable to common stockholders	$116.0	$185.4	$203.0

Basic weighted average common shares outstanding	241.4	245.1	247.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.4	0.7	0.5
Denominator adjustments for diluted EPS	0.4	0.7	0.5
Diluted weighted average common shares outstanding	241.8	245.8	247.9

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.48	$0.75	$0.82
Diluted	$0.48	$0.75	$0.82
For 2023, 2022 and 2021, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Year Ended December 31,
(amounts in millions)	2023	2022	2021
Shares issuable upon vesting of RSUs and exercise of stock options	3.4	3.6	3.7
Total shares excluded	3.4	3.6	3.7

16. LEASES
The Company primarily has operating lease agreements for certain land, office space, warehouse space and equipment. The following table presents the Company’s ROU assets and lease liabilities:

		December 31,
(dollars in millions)	Balance sheet location	2023	2022
Asset Category
ROU assets	Other assets	$90.3	$85.1
Total		$90.3	$85.1

Liability Category
Current lease liabilities	Accrued expenses and other current liabilities	$15.0	$15.9
Non-current lease liabilities	Other liabilities	78.1	71.4
Total		$93.1	$87.3

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease expense totaled $27.3 million, $26.2 million and $24.3 million for 2023, 2022 and 2021, respectively.

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Supplemental Information for Operating Leases
Operating cash payments for operating leases	$21.5	$19.8	$20.8
ROU assets obtained in exchange for operating lease obligations	$20.2	$40.3	$22.5
Weighted average remaining lease term	10 years	10 years	6 years
Weighted average discount rate	4.2%	3.5%	3.5%
Maturities of operating lease liabilities at December 31, 2023 were as follows:

(dollars in millions)
2024	$18.8
2025	15.6
2026	12.6
2027	9.3
2028	7.8
Thereafter	50.8
Total future minimum lease payments	114.9
Less: imputed interest	(21.8)
Present value of lease liabilities	$93.1

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.3 million and $11.6 million at December 31, 2023 and 2022, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
Restructuring expenses were recorded as follows in each of the Company's segments:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Electronics	$4.2	$3.3	$4.3
Industrial & Specialty	7.2	6.2	7.4
Total	$11.4	$9.5	$11.7
At December 31, 2023 and 2022, the Company's restructuring liabilities were not material.
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
20. OTHER (EXPENSE) INCOME, NET
"Other (expense) income, net," as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Loss on debt extinguishment	$(2.3)	$—	$—
Gain (loss) on derivative contracts	2.7	(0.2)	(15.7)
Highly inflationary accounting (1)	(7.0)	(2.9)	—
Other income, net	3.5	6.0	5.9
Total	$(3.1)	$2.9	$(9.8)
(1) In the first quarter of 2022, the Company began applying highly inflationary accounting to its operations in Turkey as its cumulative inflation exceeded 100% for the three years preceding the reporting period.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities," as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(dollars in millions)	2023	2022
Accrued salaries, wages and employee benefits	$58.2	$57.0
Accrued taxes (income and non-income)	68.6	59.8
Accrued interest	10.6	10.6
Derivative liabilities	3.5	5.5
Lease liabilities	15.0	15.9
Other current liabilities	61.4	51.9
Total	$217.3	$200.7
22. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purposes of allocating resources and evaluating performance. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for information about the transfer of the Company's Films business from the Industrial & Specialty segment to the Electronics segment and the transfer of certain product lines within the Electronics segment in 2023 and 2022.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Net Sales:
Electronics
Assembly Solutions	$726.1	$819.5	$795.3
Circuitry Solutions	424.3	503.5	511.3
Semiconductor Solutions	264.3	288.2	283.5
Total Electronics	1,414.7	1,611.2	1,590.1
Industrial & Specialty
Industrial Solutions	699.0	728.3	599.7
Graphics Solutions	142.7	143.0	147.9
Energy Solutions	76.8	66.9	62.1
Total Industrial & Specialty	918.5	938.2	809.7
Total net sales	$2,333.2	$2,549.4	$2,399.8

Adjusted EBITDA:
Electronics	$317.7	$360.7	$370.6
Industrial & Specialty	164.6	165.9	154.2
Total Adjusted EBITDA	$482.3	$526.6	$524.8
The following table reconciles "Net income" to Adjusted EBITDA:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Net income	$118.2	$188.0	$203.7
Add (subtract):
Income from discontinued operations, net of tax	(2.1)	(1.8)	(0.3)
Income tax expense	13.0	85.8	48.3
Interest expense, net	49.3	51.2	54.2
Depreciation expense	42.6	41.6	39.7
Amortization expense	124.1	119.7	124.2
EBITDA	345.1	484.5	469.8
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	11.4	9.5	11.7
Inventory step-up	3.3	0.5	12.9
Acquisition and integration expense	16.8	10.6	14.2
Foreign exchange (gain) loss on internal debt	(9.7)	7.8	(16.6)
Debt refinancing costs	7.8	—	—
Goodwill impairment	80.0	—	—
Kuprion Acquisition research and development charge	15.7	—	—
Adjustment of stock compensation previously not probable (Note 8)	—	1.3	23.9
Other, net	11.9	12.4	8.9
Adjusted EBITDA	$482.3	$526.6	$524.8

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Sales by Major Country
A major country is defined as one in which total net sales represented 10% or more of the Company's total consolidated net sales in any of the years presented.

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
United States	$576.2	$645.3	$585.0
China	418.9	498.1	486.5
Other countries	1,338.1	1,406.0	1,328.3
Total	$2,333.2	$2,549.4	$2,399.8
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of the Company's total long-lived assets, net in any of the years presented. Long-lived assets represent property, plant and equipment, net.

	December 31,
(dollars in millions)	2023	2022
United States	$94.7	$89.7
China	39.4	42.3
Other countries	162.8	145.2
Total	$296.9	$277.2
Assets by Reportable Segment
Total assets by reportable segment at December 31, 2023 and 2022 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Schedule II
Element Solutions Inc

Valuation and Qualifying Accounts and Reserves

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Reserves against accounts receivable:
2023	$(14.4)	$(0.1)	$1.9	$(12.6)
2022	(12.2)	(3.2)	1.0	(14.4)
2021	(9.7)	(2.3)	(0.2)	(12.2)

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Valuation allowances against deferred tax assets:
2023	$(153.2)	$21.8	$(12.2)	$(143.6)
2022	(151.4)	5.1	(6.9)	(153.2)
2021	(199.1)	57.9	(10.2)	(151.4)
(1)Other activity consists primarily of currency translation effects.