Form 10-Q
period 2024-03-31
Element Solutions Inc
filed 2024-04-30
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 23, 2024: 242,063,821

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2024.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
WACC	Weighted average cost of capital.
2023 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

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
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2023 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$575.0	$574.4
Cost of sales	330.0	346.6
Gross profit	245.0	227.8
Operating expenses:
Selling, technical, general and administrative	149.1	148.9
Research and development	18.1	12.5
Total operating expenses	167.2	161.4
Operating profit	77.8	66.4
Other (expense) income:
Interest expense, net	(13.9)	(11.7)
Foreign exchange gains	7.9	4.9
Other (expense) income, net	(2.3)	0.3
Total other expense	(8.3)	(6.5)
Income before income taxes and non-controlling interests	69.5	59.9
Income tax expense	(13.5)	(16.9)
Net income	56.0	43.0
Net income attributable to non-controlling interests	—	(0.1)
Net income attributable to common stockholders	$56.0	$42.9

Earnings per share
Basic	$0.23	$0.18
Diluted	$0.23	$0.18

Weighted average common shares outstanding
Basic	241.8	241.1
Diluted	242.5	241.8

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$56.0	$43.0

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax expense (benefit) of $5.4 and $(3.0) for the three months ended March 31, 2024 and 2023, respectively	(46.3)	10.9
Total foreign currency translation adjustments	(46.3)	10.9
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $4.7 and $(3.0) for the three months ended March 31, 2024 and 2023, respectively	15.2	(1.5)
Reclassifications, net of tax benefit of $1.9 and $0.0 for the three months ended March 31, 2024 and 2023, respectively	(7.2)	(8.1)
Total unrealized income (loss) on qualified hedging derivatives	8.0	(9.6)
Other comprehensive (loss) income	(38.3)	1.3
Comprehensive income	17.7	44.3
Comprehensive income attributable to non-controlling interests	—	(0.1)
Comprehensive income attributable to common stockholders	$17.7	$44.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2024	2023
Assets
Cash & cash equivalents	$286.3	$289.3
Accounts receivable, net of allowance for doubtful accounts of $11.8 and $12.6 at March 31, 2024 and December 31, 2023, respectively	459.0	461.8
Inventories	319.1	298.9
Prepaid expenses	25.1	32.5
Other current assets	146.3	115.0
Total current assets	1,235.8	1,197.5
Property, plant and equipment, net	295.5	296.9
Goodwill	2,302.3	2,336.7
Intangible assets, net	840.0	879.3
Deferred income tax assets	112.9	120.5
Other assets	125.7	143.2
Total assets	$4,912.2	$4,974.1
Liabilities and stockholders' equity
Accounts payable	$132.9	$140.6
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	196.5	217.3
Total current liabilities	340.9	369.4
Debt	1,918.9	1,921.0
Pension and post-retirement benefits	26.5	28.1
Deferred income tax liabilities	102.9	108.9
Other liabilities	183.7	202.4
Total liabilities	2,572.9	2,629.8
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock: 400.0 shares authorized (2024: 267.0 shares issued; 2023: 266.2 shares issued)	2.7	2.7
Additional paid-in capital	4,201.4	4,196.9
Treasury stock (2024: 25.0 shares; 2023: 24.6 shares)	(349.4)	(341.9)
Accumulated deficit	(1,146.8)	(1,183.3)
Accumulated other comprehensive loss	(384.2)	(345.9)
Total stockholders' equity	2,323.7	2,328.5
Non-controlling interests	15.6	15.8
Total equity	2,339.3	2,344.3
Total liabilities and stockholders' equity	$4,912.2	$4,974.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$56.0	$43.0
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	40.3	39.1
Deferred income taxes	(5.4)	(0.4)
Foreign exchange gains	(7.8)	(7.3)
Incentive stock compensation	4.1	4.4
Other, net	3.7	2.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4.8)	(2.6)
Inventories	(23.9)	(29.1)
Accounts payable	0.7	18.6
Accrued expenses	(14.5)	(22.3)
Prepaid expenses and other current assets	6.7	2.7
Other assets and liabilities	3.1	5.2
Net cash flows provided by operating activities	58.2	53.5
Cash flows from investing activities:
Capital expenditures	(19.0)	(9.1)
Proceeds from disposal of property, plant and equipment	—	0.5
Acquisitions, net of cash acquired	(3.9)	—
Other, net	—	(3.0)
Net cash flows used in investing activities	(22.9)	(11.6)
Cash flows from financing activities:
Repayments of borrowings	(2.9)	(2.9)
Dividends	(20.0)	(19.4)
Payment of financing fees	(2.1)	—
Other, net	(7.7)	(7.2)
Net cash flows used in financing activities	(32.7)	(29.5)
Effect of exchange rate changes on cash and cash equivalents	(5.6)	1.0
Net (decrease) increase in cash and cash equivalents	(3.0)	13.4
Cash and cash equivalents at beginning of period	289.3	265.6
Cash and cash equivalents at end of period	$286.3	$279.0

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	56.0	—	56.0	—	56.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Exercise/ vesting of stock-based compensation	837,317	—	—	324,502	(7.5)	—	—	(7.5)	—	(7.5)
Issuance of common stock under Employee Stock Purchase Plan	16,661	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.2	—	—	—	—	4.2	—	4.2
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2024	267,033,078	$2.7	$4,201.4	24,969,257	$(349.4)	$(1,146.8)	$(384.2)	$2,323.7	$15.6	$2,339.3

Three Months Ended March 31, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	42.9	—	42.9	0.1	43.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	1.3	1.3	—	1.3
Exercise/ vesting of stock-based compensation	947,755	—	—	352,586	(7.3)	—	—	(7.3)	—	(7.3)
Issuance of common stock under Employee Stock Purchase Plan	19,191	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.4	—	—	—	—	4.4	—	4.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2023	266,029,479	$2.7	$4,190.7	24,625,334	$(341.5)	$(1,200.4)	$(296.8)	$2,354.7	$16.6	$2,371.3

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
These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in its 2023 Annual Report.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Finished goods	$186.2	$176.2
Work in process	45.9	37.5
Raw materials and supplies	87.0	85.2
Total inventories	$319.1	$298.9

3. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	March 31, 2024	December 31, 2023
Land and leasehold improvements	$50.5	$51.7
Buildings and improvements	184.7	168.5
Machinery, equipment, fixtures and software	342.1	334.3
Construction in process	54.4	66.7
Total property, plant and equipment	631.7	621.2
Accumulated depreciation	(336.2)	(324.3)
Property, plant and equipment, net	$295.5	$296.9
For the three months ended March 31, 2024 and 2023, the Company recorded depreciation expense of $10.1 million and $9.5 million, respectively.
4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2023	$1,298.7	$1,038.0	(1)	$2,336.7
Foreign currency translation and other	(21.0)	(13.4)		(34.4)
Balance at March 31, 2024	$1,277.7	$1,024.6		$2,302.3
(1) Includes accumulated impairment losses of $127 million.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	March 31, 2024			December 31, 2023
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$960.9	$(511.9)	$449.0	$978.4	$(505.9)	$472.5
Developed technology	297.2	(213.0)	84.2	410.0	(316.2)	93.8
Trade names	94.5	(32.3)	62.2	95.9	(30.9)	65.0
Reacquired distribution rights	187.0	(10.4)	176.6	187.0	(7.3)	179.7
Other	—	—	—	0.8	(0.5)	0.3
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,607.6	$(767.6)	$840.0	$1,740.1	$(860.8)	$879.3
For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense on intangible assets of $30.2 million and $29.6 million, respectively.
In the first quarter of 2024, one of the product qualification milestones agreed to as part of the Kuprion Acquisition was achieved. As a result, the Company made a payment of $3.9 million, which was recognized as research and development expense in the Condensed Consolidated Statement of Operations as the technology did not yet meet the accounting definition of an asset. The payment was included in "Acquisitions, net of cash acquired" in the Condensed Consolidated Statements of Cash Flows as a cash outflow from investing activities.

5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Term Loans (1)	2030	SOFR plus 2.00%	$1,137.6	$1,140.2
Senior Notes - $800 million (2)	2028	3.875%	792.8	792.3
Total debt			1,930.4	1,932.5
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$1,918.9	$1,921.0

(1) Term loans, net of unamortized discounts and debt issuance costs of $9.5 million and $9.8 million at March 31, 2024 and December 31, 2023, respectively. The effective interest rate was 3.2% and 3.3% at March 31, 2024 and December 31, 2023, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $7.2 million and $7.7 million at March 31, 2024 and December 31, 2023, respectively. The effective interest rate was 4.1% at March 31, 2024 and December 31, 2023, respectively.
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of term loans B-2 of $1.15 billion, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027.
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
At March 31, 2024, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility.

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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2024 and December 31, 2023, there were no material amounts outstanding under such facilities, respectively. The Company had letters of credit outstanding of $5.8 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively, of which $5.8 million and $6.2 million at March 31, 2024 and December 31, 2023, respectively, reduced the borrowings available under the various facilities. At March 31, 2024 and December 31, 2023, the availability under these facilities totaled approximately $392 million, respectively, net of outstanding letters of credit.
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
All derivatives are recognized in the Consolidated Balance Sheets at fair value. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Condensed Consolidated Statement of Cash Flows.
Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated its interest rate swaps as cash flow hedges and its cross-currency swaps as net investment hedges of the foreign currency exposure of a portion of its net investment in euro functional subsidiaries. These swaps effectively convert the Company's outstanding term loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through their respective expiration dates.
The total notional value of the interest rate swaps and cross-currency swaps was $1.15 billion at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, approximately $389 million in notional value matures in January 2025 and the remaining balance in December 2028. The net result of these hedges is an interest rate of approximately 3.2% at March 31, 2024 on the term loans B-2, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net asset of $24.0 million and $11.9 million at March 31, 2024 and December 31, 2023, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net asset of $27.7 million and $4.8 million at March 31, 2024 and December 31, 2023, respectively.
For the three months ended March 31, 2024, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $24.2 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2024, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2024 and December 31, 2023 was approximately $110 million and $93.9 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a $0.2 million net current asset and a $0.7 million net current liability at March 31, 2024 and December 31, 2023, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $74.7 million and $63.8 million at March 31, 2024 and December 31, 2023, respectively. The fair value of the metals derivative contracts was a net current liability of $1.9 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively. Substantially all contracts outstanding at March 31, 2024 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2024	December 31, 2023
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.3	$0.2
Metals contracts	Other current assets	Level 2	0.9	0.5
Interest rate swaps	Other current assets	Level 2	24.2	19.9
Cross-currency swaps	Other current assets	Level 2	33.7	5.9
Interest rate swaps	Other assets	Level 2	—	4.3
Cross-currency swaps	Other assets	Level 2	—	9.6
Available-for-sale debt securities	Other assets	Level 3	11.2	14.2
Total			$70.3	$54.6

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.1	$0.9
Metals contracts	Accrued expenses and other current liabilities	Level 2	2.8	1.7
Cross-currency swaps	Accrued expenses and other current liabilities	Level 2	—	0.9
Interest rate swaps	Other liabilities	Level 2	0.2	12.3
Cross-currency swaps	Other liabilities	Level 2	6.0	9.8
Total			$9.1	$25.6
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2024.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.93 billion and $1.88 billion, respectively, at March 31, 2024. At December 31, 2023, the carrying value and estimated fair value totaled $1.93 billion and $1.89 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

7. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts)	2024	2023
Net income	$56.0	$43.0
Net income attributable to non-controlling interests	—	(0.1)
Net income attributable to common stockholders	$56.0	$42.9

Basic weighted average common shares outstanding	241.8	241.1
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.7	0.7
Denominator adjustments for diluted EPS	0.7	0.7
Diluted weighted average common shares outstanding	242.5	241.8

Earnings per share attributable to common stockholders:
Basic	$0.23	$0.18
Diluted	$0.23	$0.18
For the three months ended March 31, 2024 and 2023, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended
	March 31,
(shares in millions)	2024	2023
Shares issuable upon vesting of RSUs and exercise of stock options	3.6	3.7
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.2 million and $11.3 million at March 31, 2024 and December 31, 2023, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended March 31, 2024, the Company recognized income tax expense of $13.5 million resulting in an effective tax rate of 19%, as compared to $16.9 million and an effective tax rate of 28% in the same period for 2023. Income tax expense for the three months ended March 31, 2024 includes a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, a benefit from a U.S. tax deduction related to Foreign Derived Intangible Income ("FDII”), the negative impact of U.S. global intangible low-taxed income (“GILTI”), the impact of changes to the level and mix of earnings and a benefit from the ability to utilize prior period losses in the United Kingdom based on improved profitability in the current year.
10. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Effective April 11, 2024, the advisory fee was decreased from an annualized amount of $3.0 million to $2.0 million. Amounts paid under this agreement are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.
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

Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Net sales:
Electronics
Assembly Solutions	$167.5	$173.5
Circuitry Solutions	111.8	106.7
Semiconductor Solutions	69.9	59.4
Total Electronics	349.2	339.6
Industrial & Specialty
Industrial Solutions	166.5	180.7
Graphics Solutions	37.0	34.9
Energy Solutions	22.3	19.2
Total Industrial & Specialty	225.8	234.8
Total net sales	$575.0	$574.4

Adjusted EBITDA:
Electronics	$83.9	$72.7
Industrial & Specialty	43.1	39.6
Total Adjusted EBITDA	$127.0	$112.3
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Net income	$56.0	$43.0
Add (subtract):
Income tax expense	13.5	16.9
Interest expense, net	13.9	11.7
Depreciation expense	10.1	9.5
Amortization expense	30.2	29.6
EBITDA	123.7	110.7
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	2.3	2.3
Acquisition and integration expense	1.7	3.9
Foreign exchange gains on intercompany loans	(6.8)	(5.6)
Kuprion Acquisition research and development charge	3.9	—
Other, net	2.2	1.0
Adjusted EBITDA	$127.0	$112.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2023 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2023 Annual Report.
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
Our Operations
Our operations are organized into two segments: Electronics and Industrial & Specialty, which are each described below:
Electronics – Our Electronics segment researches, formulates and sells specialty chemicals and process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as solder, pastes, fluxes and adhesives, join those pathways together.

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
Industrial & Specialty provides solutions through the following businesses:

Industrial Solutions
As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as chrome plating of shock absorbers for cars, or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end-markets, such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment,recycling and reuse solutions. Our industrial customer base is highly diverse and includes customers in the following end-markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment and transportation equipment. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.

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

Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2023 Annual Report.
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

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2024	2023	Reported	Constant Currency	Organic
Net sales	$575.0	$574.4	0%	2%	1%
Cost of sales	330.0	346.6	(5)%	(3)%
Gross profit	245.0	227.8	8%	9%
Gross margin	42.6%	39.7%	290 bps	280 bps
Operating expenses	167.2	161.4	4%	4%
Operating profit	77.8	66.4	17%	22%
Operating margin	13.5%	11.6%	190bps	220bps
Other expense, net	(8.3)	(6.5)	28%
Income tax expense	(13.5)	(16.9)	(20)%
Net income	$56.0	$43.0	30%
Net income margin	9.7%	7.5%	220bps

Adjusted EBITDA	$127.0	$112.3	13%	17%
Adjusted EBITDA margin	22.1%	19.5%	260bps	290bps

Net Sales
Net sales in the first quarter of 2024 remained relatively flat on a reported basis and increased 2% on a constant currency basis and 1% on an organic basis. Electronics' consolidated results were positively impacted by $0.5 million of pass-through metals pricing and $4.8 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $0.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$167.5	$173.5	(3)%	2%	(1)%	0%	—%	(2)%
Circuitry Solutions	111.8	106.7	5%	3%	8%	—%	—%	8%
Semiconductor Solutions	69.9	59.4	18%	1%	19%	—%	(8)%	11%
Total	349.2	339.6	3%	2%	5%	0%	(1)%	4%

Industrial & Specialty:
Industrial Solutions	166.5	180.7	(8)%	2%	(6)%	—%	0%	(6)%
Graphics Solutions	37.0	34.9	6%	(1)%	5%	—%	—%	5%
Energy Solutions	22.3	19.2	16%	(2)%	14%	—%	—%	14%
Total	225.8	234.8	(4)%	1%	(3)%	—%	0%	(3)%

Total	$575.0	$574.4	0%	2%	2%	0%	(1)%	1%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2024 increased 3% on a reported basis, 5% on a constant currency basis and 4% on an organic basis.
•Assembly Solutions: net sales decreased 3% on a reported basis and 2% on an organic basis. Pass-through metals pricing had an immaterial impact on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to soft volume of solder and wire products, primarily in automotive end markets in the Americas and Europe.
•Circuitry Solutions: net sales increased 5% on a reported basis and 8% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to recovery in the memory disk end market globally driven by demand recovery in cloud and enterprise server markets.
•Semiconductor Solutions: net sales increased 18% on a reported basis and 11% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 8% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia.
Industrial & Specialty's net sales in the first quarter of 2024 decreased 4% on a reported basis, 3% on a constant currency basis and 3% on an organic basis.
•Industrial Solutions: net sales decreased 8% on a reported basis and 6% on an organic basis. Acquisitions had an immaterial impact on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower raw material surcharges in the first quarter of 2024 when compared to the same period in 2023 as well as demand softness in both automotive and construction and industrial markets.

•Graphics Solutions: net sales increased 6% on a reported basis and 5% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand for flexographic plates in North America and new customer wins, partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 16% on a reported basis and 14% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to a continued increase in drilling and energy production activity driving higher utilization rates.
Gross Profit

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2024	2023	Reported	Constant Currency
Gross profit
Electronics	$147.7	$135.9	9%	11%
Industrial & Specialty	97.3	91.9	6%	7%
Total	$245.0	$227.8	8%	9%

Gross margin
Electronics	42.3%	40.0%	230 bps	220 bps
Industrial & Specialty	43.1%	39.1%	400 bps	400 bps
Total	42.6%	39.7%	290 bps	280 bps
Electronics' gross profit in the first quarter of 2024 increased by 9% on a reported basis and 11% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs and increased demand for higher margin product groups, particularly in China. The increase in gross margin was primarily due to the recaptured margin on ViaForm Distributions Rights, easing raw material cost pressures and favorable product mix from growth in higher margin products.
Industrial & Specialty's gross profit in the first quarter of 2024 increased by 6% on a reported basis and 7% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business combined with higher net sales in the Graphics Solutions and Energy Solutions businesses. The increase in gross margin was primarily due to growth in our higher margin Energy Solutions business, favorable product mix and lower commodity surcharge-based revenue in our Industrial Solutions business.
Operating Expenses

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2024	2023	Reported	Constant Currency
Selling, technical, general and administrative	$149.1	$148.9	0%	1%
Research and development	18.1	12.5	44%	45%
Total	$167.2	$161.4	4%	4%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.9%	25.9%	0 bps	(30) bps
Research and development	3.1%	2.2%	90 bps	90 bps
Total	29.1%	28.1%	100 bps	60 bps
Operating expenses in the first quarter of 2024 increased 4% on a reported basis and 4% on a constant currency basis. The constant currency increase was primarily driven by $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition. See Note 4, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information.
Other (Expense) Income

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Other (expense) income
Interest expense, net	$(13.9)	$(11.7)
Foreign exchange gains	7.9	4.9
Other (expense) income, net	(2.3)	0.3
Total	$(8.3)	$(6.5)
Interest expense, net
For the three months ended March 31, 2024, interest expense, net increased $2.2 million primarily due to a higher effective interest rate on our outstanding term loan balances due to the syndication of the new term loans B-2 in the fourth quarter of 2023 partially offset by higher interest income.
Foreign exchange gains
For the three months ended March 31, 2024, the fluctuations in foreign exchange gains were primarily driven by the remeasurement of working capital balances and intercompany loans.
Other (expense) income, net
For the three months ended March 31, 2024, other expense, net included $1.3 million of charges due to highly inflationary accounting for our operations in Turkey and $3.4 million of net losses associated with metals derivative contracts ($2.8 million of realized and $0.6 million of unrealized losses). For the three months ended March 31, 2023, other income, net included $0.4 million of charges due to highly inflationary accounting for our operations in Turkey and $0.7 million of net losses associated with metals derivative contracts ($1.0 million of realized losses and $0.3 million of unrealized gains). The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
Income tax expense for the three months ended March 31, 2024 totaled $13.5 million, as compared to $16.9 million for the three months ended March 31, 2023. Income tax expense for the three months ended March 31, 2024, includes a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, the impact of changes to the level and mix of earnings and a benefit from the ability to utilize prior period losses in the United Kingdom based on improved profitability in the current year. It is reasonably possible that adjustments will be made in 2024 to the valuation allowances established with respect to United Kingdom tax attributes, including interest and net operating loss carryforwards.

Income tax expense for three months ended March 31, 2023, included current and deferred taxes based on jurisdictional earnings, withholding taxes, a U.S. tax deduction related to FDII and the impact of U.S. GILTI and subpart F income regimes.

See Note 9, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.

Segment Adjusted EBITDA Performance

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2024	2023	Reported	Constant Currency
Net income:
Total	$56.0	$43.0	30%

Adjusted EBITDA:
Electronics	$83.9	$72.7	15%	20%
Industrial & Specialty	43.1	39.6	9%	11%
Total	$127.0	$112.3	13%	17%

Net income margin:
Total	9.7%	7.5%	220 bps

Adjusted EBITDA margin:
Electronics	24.0%	21.4%	260 bps	300 bps
Industrial & Specialty	19.1%	16.9%	220 bps	240 bps
Total	22.1%	19.5%	260 bps	290 bps
For the three months ended March 31, 2024, Electronics' Adjusted EBITDA increased 15% on a reported basis and 20% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix. Industrial & Specialty's Adjusted EBITDA increased 9% on a reported basis and 11% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.
Liquidity and Capital Resources
Our primary source of liquidity during the three months ended March 31, 2024 was available cash generated from operations. Our primary uses of cash and cash equivalents were to pay cash dividends and fund operations including working capital and capital expenditures. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2025. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the first quarter of 2024, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the three months ended March 31, 2024, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business and cost efficient access to those funds. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $286 million of cash and cash equivalents at March 31, 2024, $235 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended
	March 31,
(dollars in millions)	2024	2023
Cash provided by operating activities	$58.2	$53.5
Cash used in investing activities	$(22.9)	$(11.6)
Cash used in financing activities	$(32.7)	$(29.5)
Operating Activities
The increase in net cash flows provided by operating activities of $4.7 million was primarily driven by higher cash operating profits (net income adjusted for non-cash items) partially offset by higher levels of working capital.
Investing Activities
During the three months ended March 31, 2024, we paid approximately $9.9 million of higher capital expenditures compared to the same period in 2023 and $3.9 million of contingent consideration in connection with the Kuprion Acquisition. See Note 4, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Kuprion contingent consideration.
Financing Activities
During the three months ended March 31, 2024, we paid $20.0 million of cash dividends on shares of our common stock and $7.5 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the three months ended March 31, 2023, we paid $19.4 million of cash dividends on shares of our common stock and $7.3 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At March 31, 2024, we had $1.93 billion of indebtedness, net of unamortized discounts and debt issuance costs of $16.7 million, which was comprised of:
•$1.15 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $392 million at March 31, 2024 (net of $5.8 million of stand-by letters of credit which reduce our borrowing capacity).

Covenants
At March 31, 2024, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2023 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2023 Annual Report.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Director and Officer 10b5-1 Trading Arrangements
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 30, 2024.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)