Form 10-Q
period 2024-06-30
Element Solutions Inc
filed 2024-07-30
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at July 23, 2024: 242,142,408

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2024.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
2023 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the reacquired ViaForm Distribution Rights and the Kuprion Acquisition; deferred payments related to the Kuprion Acquisition; the war between Russia and Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy and supply chains; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; expectations with respect to the Company's full year financial results; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$612.7	$586.1	$1,187.7	$1,160.5
Cost of sales	345.5	357.6	675.5	704.2
Gross profit	267.2	228.5	512.2	456.3
Operating expenses:
Selling, technical, general and administrative	155.4	147.0	304.5	295.9
Research and development	15.6	28.9	33.7	41.4
Total operating expenses	171.0	175.9	338.2	337.3
Operating profit	96.2	52.6	174.0	119.0
Other (expense) income:
Interest expense, net	(14.3)	(12.0)	(28.2)	(23.7)
Foreign exchange gains	5.0	9.0	12.9	13.9
Other expense, net	(12.7)	(1.6)	(15.0)	(1.3)
Total other expense	(22.0)	(4.6)	(30.3)	(11.1)
Income before income taxes and non-controlling interests	74.2	48.0	143.7	107.9
Income tax benefit (expense)	17.5	(21.2)	4.0	(38.1)
Net income from continuing operations	91.7	26.8	147.7	69.8
Income from discontinued operations, net of tax	1.6	2.9	1.6	2.9
Net income	93.3	29.7	149.3	72.7
Net (income) loss attributable to non-controlling interests	(0.1)	0.2	(0.1)	0.1
Net income attributable to common stockholders	$93.2	$29.9	$149.2	$72.8

Earnings per share
Basic from continuing operations	$0.38	$0.11	$0.61	$0.29
Basic from discontinued operations	0.01	0.01	0.01	0.01
Basic attributable to common stockholders	$0.39	$0.12	$0.62	$0.30

Diluted from continuing operations	$0.38	$0.11	$0.61	$0.29
Diluted from discontinued operations	0.01	0.01	0.01	0.01
Diluted attributable to common stockholders	$0.39	$0.12	$0.62	$0.30

Weighted average common shares outstanding
Basic	242.1	241.4	242.0	241.1
Diluted	242.5	241.7	242.5	241.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$93.3	$29.7	$149.3	$72.7

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense of $2.6 and $3.0 for the three months ended June 30, 2024 and 2023 and $8.0 and $0.0 for the six months ended June 30, 2024 and 2023, respectively	(28.4)	(69.5)	(74.7)	(58.6)
Total foreign currency translation adjustments	(28.4)	(69.5)	(74.7)	(58.6)
Available-for-sale debt securities:
Other comprehensive income (loss) before reclassifications, net of tax expense of $0.0 for the three and six months ended June 30, 2024 and 2023, respectively	0.2	(1.0)	0.2	(1.0)
Total unrealized income (loss) on available-for-sale debt securities	0.2	(1.0)	0.2	(1.0)
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax expense (benefit) of $1.7 and $2.1 for the three months ended June 30, 2024 and 2023 and $6.4 and $(0.9) for the six months ended June 30, 2024 and 2023, respectively	5.5	14.7	20.7	13.2
Reclassifications, net of tax benefit of $1.8 and $0.0 for the three months ended June 30, 2024 and 2023 and $3.7 and $0.0 for the six months ended June 30, 2024 and 2023, respectively	(6.4)	(9.7)	(13.6)	(17.8)
Total unrealized (loss) income on qualified hedging derivatives	(0.9)	5.0	7.1	(4.6)
Other comprehensive loss	(29.1)	(65.5)	(67.4)	(64.2)
Comprehensive income (loss)	64.2	(35.8)	81.9	8.5
Comprehensive loss attributable to non-controlling interests		0.6		0.5
Comprehensive income (loss) attributable to common stockholders	$64.2	$(35.2)	$81.9	$9.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$309.3	$289.3
Accounts receivable, net of allowance for doubtful accounts of $11.6 and $12.6 at June 30, 2024 and December 31, 2023, respectively	480.7	461.8
Inventories	335.4	298.9
Prepaid expenses	29.0	32.5
Other current assets	147.6	115.0
Total current assets	1,302.0	1,197.5
Property, plant and equipment, net	297.6	296.9
Goodwill	2,285.6	2,336.7
Intangible assets, net	806.6	879.3
Deferred income tax assets	149.2	120.5
Other assets	141.4	143.2
Total assets	$4,982.4	$4,974.1
Liabilities and stockholders' equity
Accounts payable	$146.2	$140.6
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	214.5	217.3
Total current liabilities	372.2	369.4
Debt	1,916.8	1,921.0
Pension and post-retirement benefits	25.3	28.1
Deferred income tax liabilities	103.8	108.9
Other liabilities	175.6	202.4
Total liabilities	2,593.7	2,629.8
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock: 400.0 shares authorized (2024: 267.1 shares issued; 2023: 266.2 shares issued)	2.7	2.7
Additional paid-in capital	4,206.2	4,196.9
Treasury stock (2024: 25.0 shares; 2023: 24.6 shares)	(349.4)	(341.9)
Accumulated deficit	(1,073.2)	(1,183.3)
Accumulated other comprehensive loss	(413.2)	(345.9)
Total stockholders' equity	2,373.1	2,328.5
Non-controlling interests	15.6	15.8
Total equity	2,388.7	2,344.3
Total liabilities and stockholders' equity	$4,982.4	$4,974.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$149.3	$72.7
Net income from discontinued operations, net of tax	1.6	2.9
Net income from continuing operations	147.7	69.8
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	80.4	80.2
Deferred income taxes	(42.8)	2.5
Foreign exchange gains	(12.5)	(16.1)
Incentive stock compensation	7.7	7.7
Other, net	5.0	23.5
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(32.2)	(0.4)
Inventories	(44.0)	(39.6)
Accounts payable	15.0	10.5
Accrued expenses	(1.0)	(11.9)
Prepaid expenses and other current assets	(2.6)	2.0
Other assets and liabilities	4.1	6.2
Net cash flows provided by operating activities	124.8	134.4
Cash flows from investing activities:
Capital expenditures	(33.5)	(22.9)
Proceeds from disposal of property, plant and equipment	—	0.5
Acquisitions, net of cash acquired	(3.9)	(188.3)
Other, net	(6.4)	(3.0)
Net cash flows used in investing activities	(43.8)	(213.7)
Cash flows from financing activities:
Debt proceeds	—	150.0
Repayments of borrowings	(5.8)	(5.8)
Dividends	(39.4)	(38.7)
Payment of financing fees	(2.1)	(0.7)
Other, net	(6.8)	(7.5)
Net cash flows (used in) provided by financing activities	(54.1)	97.3
Net cash flows provided by operating activities of discontinued operations	1.6	2.9
Effect of exchange rate changes on cash and cash equivalents	(8.5)	(4.1)
Net increase in cash and cash equivalents	20.0	16.8
Cash and cash equivalents at beginning of period	289.3	265.6
Cash and cash equivalents at end of period	$309.3	$282.4

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2024	267,033,078	$2.7	$4,201.4	24,969,257	$(349.4)	$(1,146.8)	$(384.2)	$2,323.7	$15.6	$2,339.3
Net income	—	—	—	—	—	93.2	—	93.2	0.1	93.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(29.0)	(29.0)	(0.1)	(29.1)
Exercise/ vesting of share based compensation	62,484	—	0.2	544	—	—	—	0.2	—	0.2
Issuance of common stock under Employee Stock Purchase Plan	16,647	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.6)	—	(19.6)	—	(19.6)
Equity compensation expense	—	—	3.7	—	—	—	—	3.7	—	3.7
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	—	0.6
Balance at June 30, 2024	267,112,209	$2.7	$4,206.2	24,969,801	$(349.4)	$(1,073.2)	$(413.2)	$2,373.1	$15.6	$2,388.7

Three Months Ended June 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2023	266,029,479	$2.7	$4,190.7	24,625,334	$(341.5)	$(1,200.4)	$(296.8)	$2,354.7	$16.6	$2,371.3
Net income (loss)	—	—	—	—	—	29.9	—	29.9	(0.2)	29.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(65.1)	(65.1)	(0.4)	(65.5)
Exercise/ vesting of share based compensation	80,330	—	—	16,375	(0.3)	—	—	(0.3)	—	(0.3)
Issuance of common stock under Employee Stock Purchase Plan	20,973	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.4)	—	(19.4)	—	(19.4)
Equity compensation expense	—	—	3.4	—	—	—	—	3.4	—	3.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	0.2	0.2
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	149.2	—	149.2	0.1	149.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(67.3)	(67.3)	(0.1)	(67.4)
Exercise/ vesting of stock-based compensation	899,801	—	0.2	325,046	(7.5)	—	—	(7.3)	—	(7.3)
Issuance of common stock under Employee Stock Purchase Plan	33,308	—	0.6	—	—	—	—	0.6	—	0.6
Dividends ($0.16 per share)	—	—	—	—	—	(39.1)	—	(39.1)	—	(39.1)
Equity compensation expense	—	—	7.9	—	—	—	—	7.9	—	7.9
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	(0.2)	0.4
Balance at June 30, 2024	267,112,209	$2.7	$4,206.2	24,969,801	$(349.4)	$(1,073.2)	$(413.2)	$2,373.1	$15.6	$2,388.7

Six Months Ended June 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income (loss)	—	—	—	—	—	72.8	—	72.8	(0.1)	72.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(63.8)	(63.8)	(0.4)	(64.2)
Exercise/ vesting of stock-based compensation	1,028,085	—	—	368,961	(7.6)	—	—	(7.6)	—	(7.6)
Issuance of common stock under Employee Stock Purchase Plan	40,164	—	0.7	—	—	—	—	0.7	—	0.7
Dividends ($0.16 per share)	—	—	—	—	—	(38.9)	—	(38.9)	—	(38.9)
Equity compensation expense	—	—	7.8	—	—	—	—	7.8	—	7.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	0.1	0.1
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7

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
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Finished goods	$195.0	$176.2
Work in process	49.8	37.5
Raw materials and supplies	90.6	85.2
Total inventories	$335.4	$298.9

3. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	June 30, 2024	December 31, 2023
Land and leasehold improvements	$50.0	$51.7
Buildings and improvements	190.9	168.5
Machinery, equipment, fixtures and software	343.4	334.3
Construction in process	55.8	66.7
Total property, plant and equipment	640.1	621.2
Accumulated depreciation	(342.5)	(324.3)
Property, plant and equipment, net	$297.6	$296.9
For the three months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $10.3 million and $10.1 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation expense of $20.4 million and $19.6 million, respectively.
4. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2023	$1,298.7	$1,038.0	(1)	$2,336.7
Foreign currency translation and other	(29.5)	(21.6)		(51.1)
Balance at June 30, 2024	$1,269.2	$1,016.4		$2,285.6
(1) Includes accumulated impairment losses of $127 million.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	June 30, 2024			December 31, 2023
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$954.3	$(525.2)	$429.1	$978.4	$(505.9)	$472.5
Developed technology	295.5	(219.6)	75.9	410.0	(316.2)	93.8
Trade names	94.0	(33.9)	60.1	95.9	(30.9)	65.0
Reacquired distribution rights	187.0	(13.5)	173.5	187.0	(7.3)	179.7
Other	—	—	—	0.8	(0.5)	0.3
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,598.8	$(792.2)	$806.6	$1,740.1	$(860.8)	$879.3
For the three months ended June 30, 2024 and 2023, the Company recorded amortization expense on intangible assets of $29.8 million and $31.0 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded amortization expense on intangible assets of $60.0 million and $60.6 million, respectively.
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
5. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
Term Loans (1)	2030	SOFR plus 2.00%	$1,135.1	$1,140.2
Senior Notes - $800 million (2)	2028	3.875%	793.2	792.3
Total debt			1,928.3	1,932.5
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$1,916.8	$1,921.0

(1) Term loans, net of unamortized discounts and debt issuance costs of $9.2 million and $9.8 million at June 30, 2024 and December 31, 2023, respectively. The effective interest rate was 3.2% and 3.3% at June 30, 2024 and December 31, 2023, respectively, including the effects of interest rate swaps and net investment hedges. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $6.8 million and $7.7 million at June 30, 2024 and December 31, 2023, respectively. The effective interest rate was 4.1% at June 30, 2024 and December 31, 2023, respectively.
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

At June 30, 2024, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no material amounts outstanding under such facilities at June 30, 2024 and December 31, 2023, respectively. The Company had letters of credit outstanding of $6.2 million at June 30, 2024 and December 31, 2023, respectively, of which $6.2 million at June 30, 2024 and December 31, 2023, respectively, reduced the borrowings available under the various facilities. At June 30, 2024 and December 31, 2023, the availability under these facilities totaled approximately $391 million and $392 million, respectively, net of outstanding letters of credit.
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
The total notional value of the interest rate swaps and cross-currency swaps was $1.14 billion and $1.15 billion at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, approximately $388 million in notional value matures in January 2025 and the remaining balance in December 2028. The net result of these hedges is an interest rate of approximately 3.2% at June 30, 2024 on the term loans B-2, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.

Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net asset of $23.2 million and $11.9 million at June 30, 2024 and December 31, 2023, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net asset of $38.6 million and $4.8 million at June 30, 2024 and December 31, 2023, respectively.
For the three and six months ended June 30, 2024, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $20.1 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2024, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at June 30, 2024 and December 31, 2023 was approximately $127 million and $93.9 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a $0.4 million net current asset and a $0.7 million net current liability at June 30, 2024 and December 31, 2023, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $81.7 million and $63.8 million at June 30, 2024 and December 31, 2023, respectively. The fair value of the metals derivative contracts was a net current liability of $2.8 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively. Substantially all contracts outstanding at June 30, 2024 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2024	December 31, 2023
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.5	$0.2
Metals contracts	Other current assets	Level 2	0.4	0.5
Interest rate swaps	Other current assets	Level 2	20.1	19.9
Cross-currency swaps	Other current assets	Level 2	36.0	5.9
Interest rate swaps	Other assets	Level 2	3.1	4.3
Cross-currency swaps	Other assets	Level 2	2.6	9.6
Available-for-sale debt securities	Other assets	Level 3	11.5	14.2
Total			$74.2	$54.6

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.1	$0.9
Metals contracts	Accrued expenses and other current liabilities	Level 2	3.2	1.7
Cross-currency swaps	Accrued expenses and other current liabilities	Level 2	—	0.9
Interest rate swaps	Other liabilities	Level 2	—	12.3
Cross-currency swaps	Other liabilities	Level 2	—	9.8
Total			$3.3	$25.6
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and six months ended June 30, 2024.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.93 billion and $1.88 billion, respectively, at June 30, 2024. At December 31, 2023, the carrying value and estimated fair value totaled $1.93 billion and $1.89 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

7. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income	$91.7	$26.8	$147.7	$69.8
Net (income) loss attributable to non-controlling interests	(0.1)	0.2	(0.1)	0.1
Net income attributable to common stockholders	$91.6	$27.0	$147.6	$69.9

Basic weighted average common shares outstanding	242.1	241.4	242.0	241.1
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.4	0.3	0.5	0.5
Denominator adjustments for diluted EPS	0.4	0.3	0.5	0.5
Diluted weighted average common shares outstanding	242.5	241.7	242.5	241.6

Earnings per share attributable to common stockholders:
Basic	$0.38	$0.11	$0.61	$0.29
Diluted	$0.38	$0.11	$0.61	$0.29
For the three and six months ended June 30, 2024 and 2023, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in millions)	2024	2023	2024	2023
Shares issuable upon vesting of RSUs and exercise of stock options	3.4	3.5	3.4	3.7
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.9 million and $11.3 million at June 30, 2024 and December 31, 2023, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended June 30, 2024, the Company recognized a net income tax benefit of $17.5 million, as compared to income tax expense of $21.2 million in the same period for 2023. For the six months ended June 30, 2024, the Company recognized a net income tax benefit of $4.0 million, as compared to income tax expense of $38.1 million in the same period for 2023. Income tax benefit for the three and six months ended June 30, 2024 includes a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, a benefit from a U.S. tax deduction related to Foreign Derived Intangible Income ("FDII”), the negative impact of U.S. global intangible low-taxed income (“GILTI”), and the impact of changes to the level and mix of earnings.

The income tax benefit for the three and six months ended June 30, 2024 also includes a benefit associated with the release of valuation allowances of $35.9 million and $37.1 million, respectively. The benefit was associated with the release of valuation allowances previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances are being released as the Company expects improved profitability in its UK business and a shift to a three-year cumulative income position. These expectations are based on actual and forecasted results.
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Net sales:
Electronics
Assembly Solutions	$198.1	$184.0	$365.6	$357.5
Circuitry Solutions	121.7	103.0	233.5	209.7
Semiconductor Solutions	71.9	68.8	141.8	128.2
Total Electronics	391.7	355.8	740.9	695.4
Industrial & Specialty
Industrial Solutions	165.0	175.8	331.5	356.5
Graphics Solutions	36.8	36.7	73.8	71.6
Energy Solutions	19.2	17.8	41.5	37.0
Total Industrial & Specialty	221.0	230.3	446.8	465.1
Total net sales	$612.7	$586.1	$1,187.7	$1,160.5

Adjusted EBITDA:
Electronics	$92.2	$76.3	$176.1	$149.0
Industrial & Specialty	42.9	39.8	86.0	79.4
Total Adjusted EBITDA	$135.1	$116.1	$262.1	$228.4

The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Net income	$93.3	$29.7	$149.3	$72.7
Add (subtract):
Income from discontinued operations, net of tax	(1.6)	(2.9)	(1.6)	(2.9)
Income tax (benefit) expense	(17.5)	21.2	(4.0)	38.1
Interest expense, net	14.3	12.0	28.2	23.7
Depreciation expense	10.3	10.1	20.4	19.6
Amortization expense	29.8	31.0	60.0	60.6
EBITDA	128.6	101.1	252.3	211.8
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	3.5	1.9	5.8	4.2
Acquisition and integration expense	3.3	4.4	5.0	8.3
Foreign exchange gains on intercompany loans	(3.9)	(8.5)	(10.7)	(14.1)
Kuprion Acquisition research and development charge	—	15.7	3.9	15.7
Other, net	3.6	1.5	5.8	2.5
Adjusted EBITDA	$135.1	$116.1	$262.1	$228.4

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

Results of Operations
Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

	Three Months Ended		% Change			Six Months Ended		% Change
	June 30,					June 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	Organic	2024	2023	Reported	Constant Currency	Organic
Net sales	$612.7	$586.1	5%	7%	4%	$1,187.7	$1,160.5	2%	5%	2%
Cost of sales	345.5	357.6	(3)%	(1)%		675.5	704.2	(4)%	(2)%
Gross profit	267.2	228.5	17%	19%		512.2	456.3	12%	14%
Gross margin	43.6%	39.0%	460 bps	440 bps		43.1%	39.3%	380 bps	370 bps
Operating expenses	171.0	175.9	(3)%	(1)%		338.2	337.3	0%	1%
Operating profit	96.2	52.6	83%	89%		174.0	119.0	46%	51%
Operating margin	15.7%	9.0%	670bps	680bps		14.6%	10.3%	430bps	460bps
Other expense, net	(22.0)	(4.6)	(nm)			(30.3)	(11.1)	(nm)
Income tax benefit (expense)	17.5	(21.2)	(nm)			4.0	(38.1)	(nm)
Net income from continuing operations	91.7	26.8	241%			147.7	69.8	112%
Income from discontinued operations, net of tax	1.6	2.9	(46)%			1.6	2.9	(46)%
Net income	$93.3	$29.7	213%			$149.3	$72.7	105%
Net income margin	15.2%	5.1%	1,010bps			12.6%	6.3%	630bps

Adjusted EBITDA	$135.1	$116.1	16%	21%		$262.1	$228.4	15%	19%
Adjusted EBITDA margin	22.1%	19.8%	230bps	250bps		22.1%	19.7%	240bps	270bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2024 increased 5% on a reported basis, 7% on a constant currency basis and 4% on an organic basis. Electronics' consolidated results were positively impacted by $16.3 million of pass-through metals pricing and $3.3 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	June 30,
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$198.1	$184.0	8%	3%	10%	(9)%	—%	2%
Circuitry Solutions	121.7	103.0	18%	3%	22%	—%	—%	22%
Semiconductor Solutions	71.9	68.8	5%	2%	6%	—%	(5)%	2%
Total	391.7	355.8	10%	3%	13%	(5)%	(1)%	7%

Industrial & Specialty:
Industrial Solutions	165.0	175.8	(6)%	3%	(3)%	—%	—%	(3)%
Graphics Solutions	36.8	36.7	0%	0%	1%	—%	—%	1%
Energy Solutions	19.2	17.8	8%	1%	9%	—%	—%	9%
Total	221.0	230.3	(4)%	3%	(1)%	—%	—%	(1)%

Total	$612.7	$586.1	5%	3%	7%	(3)%	(1)%	4%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the second quarter of 2024 increased 10% on a reported basis, 13% on a constant currency basis and 7% on an organic basis.
•Assembly Solutions: net sales increased 8% on a reported basis and 2% on an organic basis. Pass-through metals pricing had a positive impact of 9% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to demand improvement in consumer, mobile and computer end markets, partially offset by continued weakness in broader industrial and automotive end markets.
•Circuitry Solutions: net sales increased 18% on a reported basis and 22% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to increased demand in the mobile phone end market, electric vehicles in China, and the artificial intelligence ("AI") end market and the continued recovery in the memory disk end market globally.
•Semiconductor Solutions: net sales increased 5% on a reported basis and 2% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 5% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia, partially offset by lower sales in the power electronics end market.
Industrial & Specialty's net sales in the second quarter of 2024 decreased 4% on a reported basis, 1% on a constant currency basis and 1% on an organic basis.
•Industrial Solutions: net sales decreased 6% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to lower raw material surcharges in 2024 when compared to the same period in 2023 as well as demand softness in European automotive and construction and industrial end markets.

•Graphics Solutions: net sales remained relatively flat on a reported basis and increased 1% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to modest growth in flexible packaging markets, partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 8% on a reported basis and 9% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to a continued increase in drilling and energy production activity driving higher utilization rates.
Year to date, net sales increased 2% on a reported basis, 5% on a constant currency basis and 2% on an organic basis. Electronics' consolidated results were positively impacted by $16.8 million of pass-through metals pricing and $8.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $0.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Six Months Ended		% Change
	June 30,
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$365.6	$357.5	2%	3%	5%	(5)%	—%	0%
Circuitry Solutions	233.5	209.7	11%	3%	15%	—%	—%	15%
Semiconductor Solutions	141.8	128.2	11%	2%	12%	—%	(6)%	6%
Total	740.9	695.4	7%	3%	9%	(2)%	(1)%	6%

Industrial & Specialty:
Industrial Solutions	331.5	356.5	(7)%	2%	(5)%	—%	0%	(5)%
Graphics Solutions	73.8	71.6	3%	0%	3%	—%	—%	3%
Energy Solutions	41.5	37.0	12%	(1)%	11%	—%	—%	11%
Total	446.8	465.1	(4)%	2%	(2)%	—%	0%	(2)%

Total	$1,187.7	$1,160.5	2%	2%	5%	(1)%	(1)%	2%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 7% on a reported basis, 9% on a constant currency basis and 6% on an organic basis.
•Assembly Solutions: net sales increased 2% on a reported basis and remained relatively flat on an organic basis. Pass-through metals pricing had a positive impact of 5% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. Flat organic net sales were primarily due to demand improvement in consumer, mobile and computer end markets, offset by weakness in broader industrial and automotive end markets.
•Circuitry Solutions: net sales increased 11% on a reported basis and 15% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to increased demand in the mobile phone end market, electric vehicles in China, and the AI end market and the continued recovery in the memory disk end market globally.
•Semiconductor Solutions: net sales increased 11% on a reported basis and 6% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 6% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia.

Year to date, Industrial & Specialty's net sales decreased 4% on a reported basis, 2% on a constant currency basis and 2% on an organic basis.
•Industrial Solutions: net sales decreased 7% on a reported basis and 5% on an organic basis. Acquisitions had an immaterial impact on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to lower raw material surcharges in 2024 when compared to the same period in 2023 as well as demand softness in European automotive and construction and industrial markets.
•Graphics Solutions: net sales increased 3% on a reported basis and 3% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to increased demand for flexographic plates and new customer wins, partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 12% on a reported basis and 11% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to a continued increase in drilling and energy production activity driving higher utilization rates.
Gross Profit

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Gross profit
Electronics	$172.5	$140.1	23%	25%	$320.2	$276.0	16%	18%
Industrial & Specialty	94.7	88.4	7%	10%	192.0	180.3	6%	8%
Total	$267.2	$228.5	17%	19%	$512.2	$456.3	12%	14%

Gross margin
Electronics	44.0%	39.4%	460 bps	440 bps	43.2%	39.7%	350 bps	340 bps
Industrial & Specialty	42.9%	38.4%	450 bps	440 bps	43.0%	38.8%	420 bps	410 bps
Total	43.6%	39.0%	460 bps	440 bps	43.1%	39.3%	380 bps	370 bps
Electronics' gross profit in the second quarter of 2024 increased by 23% on a reported basis and 25% on a constant currency basis. The constant currency increase in gross profit and gross margin was primarily driven by volume improvement in our higher margin Circuitry Solutions business.

Industrial & Specialty's gross profit in the second quarter of 2024 increased by 7% on a reported basis and 10% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw materials costs in our Industrial Solutions business combined with higher net sales in the Energy Solutions business. The increase in gross margin was primarily due to favorable product mix and lower commodity surcharge-based sales in our Industrial Solutions business and growth in our higher margin Energy Solutions business.
Year to date, Electronics' gross profit increased by 16% on a reported basis and 18% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs and increased demand for higher margin product groups, particularly in Asia. The increase in gross margin was primarily due to the recaptured margin on ViaForm Distributions Rights, easing raw material cost pressures and favorable product mix from growth in higher margin products.
Year to date, Industrial & Specialty's gross profit increased by 6% on a reported basis and 8% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business combined with higher net sales in the Graphics Solutions and Energy Solutions businesses. The increase in gross margin was primarily due to growth in our higher margin Energy Solutions business, favorable product mix and lower commodity surcharge-based revenue in our Industrial Solutions business.

Operating Expenses

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Selling, technical, general and administrative	$155.4	$147.0	6%	7%	$304.5	$295.9	3%	4%
Research and development	15.6	28.9	(46)%	(45)%	33.7	41.4	(18)%	(18)%
Total	$171.0	$175.9	(3)%	(1)%	$338.2	$337.3	0%	1%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.4%	25.1%	30 bps	0 bps	25.6%	25.5%	10 bps	(10) bps
Research and development	2.6%	4.9%	(230) bps	(240) bps	2.8%	3.6%	(80) bps	(80) bps
Total	27.9%	30.0%	(210) bps	(240) bps	28.5%	29.1%	(60) bps	(100) bps
Operating expenses in the second quarter of 2024 decreased 3% on a reported basis and 1% on a constant currency basis. The constant currency decrease was primarily driven by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition in the second quarter of 2023, partially offset by $7.9 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results.
Year to date, operating expenses remained relatively flat on a reported basis and increased 1% on a constant currency basis. The constant currency increase was primarily driven by $8.8 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results, $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition in the first quarter of 2024 and higher personnel costs. Partially offset by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition in the second quarter of 2023. See Note 4, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Kuprion contingent consideration.
Other (Expense) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2024	2023	2024	2023
Other (expense) income
Interest expense, net	$(14.3)	$(12.0)	$(28.2)	$(23.7)
Foreign exchange gains	5.0	9.0	12.9	13.9
Other expense, net	(12.7)	(1.6)	(15.0)	(1.3)
Total	$(22.0)	$(4.6)	$(30.3)	$(11.1)
Interest expense, net
For the three and six months ended June 30, 2024, interest expense, net increased $2.3 million and $4.5 million, respectively, primarily due to a higher effective interest rate on our outstanding term loan balances due to the syndication of the new term loans B-2 in the fourth quarter of 2023, partially offset by higher interest income.

Foreign exchange gains
For the three and six months ended June 30, 2024, the fluctuations in foreign exchange gains were primarily driven by the remeasurement of intercompany loans.
Other expense, net
For the three months ended June 30, 2024, other expense, net included $12.0 million of net losses associated with metals derivative contracts ($11.2 million of realized and $0.8 million of unrealized losses). For the three months ended June 30, 2023, other expense, net included $5.0 million of charges due to highly inflationary accounting for our operations in Turkey and $0.7 million of net losses associated with metals derivative contracts ($2.6 million of realized losses and $1.9 million of unrealized gains).

For the six months ended June 30, 2024, other expense, net included $15.4 million of net losses associated with metals derivative contracts ($14.0 million of realized and $1.4 million of unrealized losses) and $1.4 million of charges due to highly inflationary accounting for our operations in Turkey. For the six months ended June 30, 2023, other expense, net included $5.4 million of charges due to highly inflationary accounting for our operations in Turkey and $1.4 million of net losses associated with metals derivative contracts ($3.6 million of realized losses and $2.2 million of unrealized gains).

The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 6, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
Income tax benefit for the three and six months ended June 30, 2024 totaled $17.5 million and $4.0 million, respectively as compared to income tax expense of $21.2 million and $38.1 million, respectively for the three and six months ended June 30, 2023. The Company recorded an income tax benefit for the three and six months ended June 30, 2024 of $35.9 million and $37.1 million, respectively, from releasing valuation allowances in the U.K. related to net operating loss and interest carryforwards, as well as a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, and the impact of changes to the level and mix of earnings.

Income tax expense for the three and six months ended June 30, 2023, included current and deferred taxes based on jurisdictional earnings, withholding taxes, a U.S. tax deduction related to FDII and the impact of U.S. GILTI and subpart F income regimes.

See Note 9, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.

Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Net income:
Total	$93.3	$29.7	213%		$149.3	$72.7	105%

Adjusted EBITDA:
Electronics	$92.2	$76.3	21%	26%	$176.1	$149.0	18%	23%
Industrial & Specialty	42.9	39.8	7%	12%	86.0	79.4	8%	12%
Total	$135.1	$116.1	16%	21%	$262.1	$228.4	15%	19%

Net income margin:
Total	15.2%	5.1%	1,010 bps		12.6%	6.3%	630 bps

Adjusted EBITDA margin:
Electronics	23.6%	21.5%	210 bps	250 bps	23.8%	21.4%	240 bps	270 bps
Industrial & Specialty	19.4%	17.3%	210 bps	240 bps	19.2%	17.1%	210 bps	240 bps
Total	22.1%	19.8%	230 bps	250 bps	22.1%	19.7%	240 bps	270 bps
For the three months ended June 30, 2024, Electronics' Adjusted EBITDA increased 21% on a reported basis and 26% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix and growth in the Circuitry Solutions business. Industrial & Specialty's Adjusted EBITDA increased 7% on a reported basis and 12% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.
For the six months ended June 30, 2024, Electronics' Adjusted EBITDA increased 18% on a reported basis and 23% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix and growth in the Circuitry Solutions business. Industrial & Specialty's Adjusted EBITDA increased 8% on a reported basis and 12% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.
Liquidity and Capital Resources
Our primary source of liquidity during the six months ended June 30, 2024 was available cash generated from operations. Our primary uses of cash and cash equivalents were to pay cash dividends and fund operations including working capital and capital expenditures. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2025. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the second quarter of 2024, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.

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
During the six months ended June 30, 2024, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business and cost efficient access to those funds. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $309 million of cash and cash equivalents at June 30, 2024, $219 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Six Months Ended
	June 30,
(dollars in millions)	2024	2023
Cash provided by operating activities	$124.8	$134.4
Cash used in investing activities	$(43.8)	$(213.7)
Cash (used in) provided by financing activities	$(54.1)	$97.3
Operating Activities
The decrease in net cash flows provided by operating activities of $9.6 million was primarily driven by higher levels of working capital partially offset by higher cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the six months ended June 30, 2024, we paid approximately $10.6 million of higher capital expenditures compared to the same period in 2023. During the six months ended June 30, 2023, we paid approximately $170 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition.
Financing Activities
During the six months ended June 30, 2024, we paid $39.4 million of cash dividends on shares of our common stock and $7.5 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the six months ended June 30, 2023, we borrowed $150 million of incremental term loans A under the Credit Agreement to finance the reacquired ViaForm Distribution Rights. We paid $38.7 million of cash dividends on shares of our common stock and $7.6 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."

Financial Borrowings
Credit Facilities and Senior Notes
At June 30, 2024, we had $1.93 billion of indebtedness, net of unamortized discounts and debt issuance costs of $16.0 million, which was comprised of:
•$1.14 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $391 million at June 30, 2024 (net of $6.2 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At June 30, 2024, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 30, 2024.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)