Form 10-Q
period 2024-09-30
Element Solutions Inc
filed 2024-10-29
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 22, 2024: 242,162,633

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
FDII	Foreign-derived intangible income.
GAAP	U.S. Generally Accepted Accounting Principles.
GILTI	Global intangible low-taxed income.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
MGS Transaction
ESI's pending sale of its flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million, subject to adjustments, as announced on September 3, 2024. The MGS Transaction is expected to close in the fourth quarter of 2024 or the first half of 2025, subject to customary closing conditions, adjustments and regulatory approvals.

Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2024.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
WACC	Weighted average cost of capital.
2023 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2024.
2022 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the reacquired ViaForm Distribution Rights, the Kuprion Acquisition and the MGS Transaction; the timing for completion of the MGS Transaction, the ability of the parties to close this transaction, including obtaining regulatory approvals and meeting other closing conditions; the tax treatment and tax implications of the MGS Transaction; deferred payments related to the Kuprion Acquisition; the war between Russia and Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; the continuing economic impact of the coronavirus (COVID-19) and its variants on the global economy and supply chains; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; expectations with respect to the Company's full year financial results; improved profitability; hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
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
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$645.0	$599.3	$1,832.7	$1,759.8
Cost of sales	377.5	357.4	1,053.0	1,061.6
Gross profit	267.5	241.9	779.7	698.2
Operating expenses:
Selling, technical, general and administrative	157.6	149.9	462.1	445.8
Research and development	14.9	12.9	48.6	54.3
Goodwill impairment	—	80.0	—	80.0
Total operating expenses	172.5	242.8	510.7	580.1
Operating profit (loss)	95.0	(0.9)	269.0	118.1
Other (expense) income:
Interest expense, net	(14.2)	(13.3)	(42.4)	(37.0)
Foreign exchange gains (losses)	11.1	(5.3)	24.0	8.6
Other (expense) income, net	(14.7)	3.1	(29.7)	1.8
Total other expense	(17.8)	(15.5)	(48.1)	(26.6)
Income (loss) before income taxes and non-controlling interests	77.2	(16.4)	220.9	91.5
Income tax expense	(36.8)	(15.3)	(32.8)	(53.4)
Net income (loss) from continuing operations	40.4	(31.7)	188.1	38.1
Income from discontinued operations, net of tax	—	—	1.6	2.9
Net income (loss)	40.4	(31.7)	189.7	41.0
Net income attributable to non-controlling interests	(0.1)	(0.1)	(0.2)	—
Net income (loss) attributable to common stockholders	$40.3	$(31.8)	$189.5	$41.0

Earnings (loss) per share
Basic from continuing operations	$0.17	$(0.13)	$0.77	$0.16
Basic from discontinued operations	—	—	0.01	0.01
Basic attributable to common stockholders	$0.17	$(0.13)	$0.78	$0.17

Diluted from continuing operations	$0.17	$(0.13)	$0.77	$0.16
Diluted from discontinued operations	—	—	0.01	0.01
Diluted attributable to common stockholders	$0.17	$(0.13)	$0.78	$0.17

Weighted average common shares outstanding
Basic	242.1	241.5	242.0	241.4
Diluted	242.6	241.5	242.5	241.8

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$40.4	$(31.7)	$189.7	$41.0

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax (benefit) expense of $(8.9) million and $0.6 for the three months ended September 30, 2024 and 2023 and $(0.9) and $0.6 for the nine months ended September 30, 2024 and 2023, respectively	65.2	(21.8)	(9.5)	(80.4)
Total foreign currency translation adjustments	65.2	(21.8)	(9.5)	(80.4)
Available-for-sale debt securities:
Other comprehensive income (loss) before reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2024 and 2023, respectively	—	—	0.2	(1.0)
Reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2024 and 2023, respectively	(0.2)	—	(0.2)	—
Total unrealized loss on available-for-sale debt securities	(0.2)	—	—	(1.0)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(5.3) and $(0.7) for the three months ended September 30, 2024 and 2023 and $1.1 and $(1.6) for the nine months ended September 30, 2024 and 2023, respectively	(17.2)	7.3	3.5	20.5
Reclassifications, net of tax expense of $2.0 and $0.0 for the three months ended September 30, 2024 and 2023 and $5.7 and $0.0 for the nine months ended September 30, 2024 and 2023, respectively	(6.6)	(10.8)	(20.2)	(28.6)
Total unrealized loss on qualified hedging derivatives	(23.8)	(3.5)	(16.7)	(8.1)
Other comprehensive income (loss)	41.2	(25.3)	(26.2)	(89.5)
Comprehensive income (loss)	81.6	(57.0)	163.5	(48.5)
Comprehensive loss attributable to non-controlling interests	—	—	—	0.5
Comprehensive income (loss) attributable to common stockholders	$81.6	$(57.0)	$163.5	$(48.0)

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents	$376.0	$289.3
Accounts receivable, net of allowance for doubtful accounts of $10.6 and $12.6 at September 30, 2024 and December 31, 2023, respectively	474.9	461.8
Inventories	285.7	298.9
Prepaid expenses	28.2	32.5
Other current assets	116.4	115.0
Current assets held for sale	70.0	—
Total current assets	1,351.2	1,197.5
Property, plant and equipment, net	273.9	296.9
Goodwill	2,220.2	2,336.7
Intangible assets, net	782.2	879.3
Deferred income tax assets	159.3	120.5
Other assets	120.0	143.2
Non-current assets held for sale	191.4	—
Total assets	$5,098.2	$4,974.1
Liabilities and stockholders' equity
Accounts payable	$127.1	$140.6
Current installments of long-term debt	11.5	11.5
Accrued expenses and other current liabilities	228.8	217.3
Current liabilities held for sale	16.6	—
Total current liabilities	384.0	369.4
Debt	1,914.7	1,921.0
Pension and post-retirement benefits	24.4	28.1
Deferred income tax liabilities	105.6	108.9
Other liabilities	198.5	202.4
Non-current liabilities held for sale	16.3	—
Total liabilities	2,643.5	2,629.8
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2024: 267.1 shares issued; 2023: 266.2 shares issued)	2.7	2.7
Additional paid-in capital	4,210.4	4,196.9
Treasury stock (2024: 25.0 shares; 2023: 24.6 shares)	(349.5)	(341.9)
Accumulated deficit	(1,052.4)	(1,183.3)
Accumulated other comprehensive loss	(371.9)	(345.9)
Total stockholders' equity	2,439.3	2,328.5
Non-controlling interests	15.4	15.8
Total equity	2,454.7	2,344.3
Total liabilities and stockholders' equity	$5,098.2	$4,974.1

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$189.7	$41.0
Net income from discontinued operations, net of tax	1.6	2.9
Net income from continuing operations	188.1	38.1
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	119.8	124.7
Deferred income taxes	(33.6)	(8.1)
Foreign exchange gains	(24.9)	(10.5)
Incentive stock compensation	11.5	10.6
Goodwill impairment	—	80.0
Other, net	18.6	25.8
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(44.4)	(6.6)
Inventories	(21.4)	(37.2)
Accounts payable	(0.1)	13.3
Accrued expenses	17.9	(8.0)
Prepaid expenses and other current assets	(3.5)	3.4
Other assets and liabilities	(4.7)	(3.7)
Net cash flows provided by operating activities	223.3	221.8
Cash flows from investing activities:
Capital expenditures	(46.1)	(36.3)
Proceeds from disposal of property, plant and equipment	—	1.4
Acquisitions, net of cash acquired	(3.9)	(188.6)
Other, net	(6.4)	(2.7)
Net cash flows used in investing activities	(56.4)	(226.2)
Cash flows from financing activities:
Debt proceeds	—	150.0
Repayments of borrowings	(8.6)	(8.6)
Dividends	(58.8)	(58.1)
Payment of financing fees	(2.1)	(1.0)
Other, net	(12.8)	(7.7)
Net cash flows (used in) provided by financing activities	(82.3)	74.6
Net cash flows provided by operating activities of discontinued operations	1.6	2.9
Effect of exchange rate changes on cash and cash equivalents	0.5	(9.1)
Net increase in cash and cash equivalents	86.7	64.0
Cash and cash equivalents at beginning of period	289.3	265.6
Cash and cash equivalents at end of period	$376.0	$329.6

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	267,112,209	$2.7	$4,206.2	24,969,801	$(349.4)	$(1,073.2)	$(413.2)	$2,373.1	$15.6	$2,388.7
Net income	—	—	—	—	—	40.3	—	40.3	0.1	40.4
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	41.3	41.3	(0.1)	41.2
Exercise/ vesting of share based compensation	4,494	—	—	1,410	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	17,141	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	3.8	—	—	—	—	3.8	—	3.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2024	267,133,844	$2.7	$4,210.4	24,971,211	$(349.5)	$(1,052.4)	$(371.9)	$2,439.3	$15.4	$2,454.7

Three Months Ended September 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2023	266,130,782	$2.7	$4,194.4	24,641,709	$(341.8)	$(1,189.9)	$(361.9)	$2,303.5	$16.2	$2,319.7
Net (loss) income	—	—	—	—	—	(31.8)	—	(31.8)	0.1	(31.7)
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(25.2)	(25.2)	(0.1)	(25.3)
Exercise/ vesting of share based compensation	10,107	—	—	3,046	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	20,180	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	3.0	—	—	—	—	3.0	—	3.0
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2023	266,161,069	$2.7	$4,197.7	24,644,755	$(341.9)	$(1,241.2)	$(387.1)	$2,230.2	$16.0	$2,246.2

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	189.5	—	189.5	0.2	189.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(26.0)	(26.0)	(0.2)	(26.2)
Exercise/ vesting of share based compensation	904,295	—	0.2	326,456	(7.6)	—	—	(7.4)	—	(7.4)
Issuance of common stock under Employee Stock Purchase Plan	50,449	—	1.0	—	—	—	—	1.0	—	1.0
Dividends ($0.24 per share)	—	—	—	—	—	(58.6)	—	(58.6)	—	(58.6)
Equity compensation expense	—	—	11.7	—	—	—	—	11.7	—	11.7
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	(0.4)	0.2
Balance at September 30, 2024	267,133,844	$2.7	$4,210.4	24,971,211	$(349.5)	$(1,052.4)	$(371.9)	$2,439.3	$15.4	$2,454.7

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	41.0	—	41.0	—	41.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(89.0)	(89.0)	(0.5)	(89.5)
Exercise/ vesting of share based compensation	1,038,192	—	—	372,007	(7.7)	—	—	(7.7)	—	(7.7)
Issuance of common stock under Employee Stock Purchase Plan	60,344	—	1.0	—	—	—	—	1.0	—	1.0
Dividends ($0.24 per share)	—	—	—	—	—	(58.4)	—	(58.4)	—	(58.4)
Equity compensation expense	—	—	10.8	—	—	—	—	10.8	—	10.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2023	266,161,069	$2.7	$4,197.7	24,644,755	$(341.9)	$(1,241.2)	$(387.1)	$2,230.2	$16.0	$2,246.2

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
2. HELD FOR SALE
MGS Transaction
On September 1, 2024, the Company entered into an agreement to sell its flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million. MacDermid Graphics Solutions constitutes substantially all of the Company’s Graphics Solutions business within its Industrial & Specialty segment. The transaction is expected to close in the fourth quarter of 2024 or the first half of 2025, subject to customary closing conditions, adjustments and regulatory approvals.
The pending disposition met the accounting criteria to be classified as held for sale but did not meet the criteria to be reported as discontinued operations. As a result, the assets and liabilities of MacDermid Graphics Solutions are classified as held for sale in the Condensed Consolidated Balance Sheets and depreciation and amortization ceased as of September 1, 2024. The Company compared the expected proceeds from the transaction less costs to sell to the carrying value of MacDermid Graphics Solutions and determined that its fair value exceeded its carrying value.

The major components of MacDermid Graphics Solutions' assets and liabilities classified as held for sale were as follows:

(dollars in millions)	September 30, 2024
Assets held for sale:
Accounts receivable, net	$29.8
Inventories	33.4
Other current assets	6.8
Current assets held for sale	$70.0
Property, plant and equipment, net	35.0
Goodwill	130.4
Intangible assets, net	11.2
Other assets	14.8
Non-current assets held for sale	$191.4
Liabilities held for sale:
Accounts payable	$8.1
Accrued expenses and other current liabilities	8.5
Current liabilities held for sale	$16.6
Other liabilities	16.3
Non-current liabilities held for sale	$16.3
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Finished goods	$158.1	$176.2
Work in process	46.1	37.5
Raw materials and supplies	81.5	85.2
Total inventories	$285.7	$298.9
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	September 30, 2024	December 31, 2023
Land and leasehold improvements	$50.8	$51.7
Buildings and improvements	175.4	168.5
Machinery, equipment, fixtures and software	312.8	334.3
Construction in process	56.4	66.7
Total property, plant and equipment	595.4	621.2
Accumulated depreciation	(321.5)	(324.3)
Property, plant and equipment, net	$273.9	$296.9
For the three months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $10.0 million and $11.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation expense of $30.4 million and $31.4 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2023	$1,298.7	$1,038.0	(1)	$2,336.7
Held for sale (2)	—	(130.4)		(130.4)
Foreign currency translation and other	6.3	7.6		13.9
Balance at September 30, 2024	$1,305.0	$915.2	(3)	$2,220.2
(1) Includes accumulated impairment losses of $127 million.
(2) As a result of the MGS Transaction, MacDermid Graphics Solutions' assets and liabilities, including goodwill, were classified as held for sale in the Condensed Consolidated Balance Sheets as of September 30, 2024. Goodwill held for sale includes accumulated impairment losses of $80.0 million. See Note 2, Held for Sale, to the unaudited Condensed Consolidated Financial Statements for further information regarding the MGS Transaction.
(3) Includes accumulated impairment losses of $46.6 million.
Goodwill is tested for impairment at the reporting unit level in the fourth quarter of each year or when events or changes in circumstances indicate that goodwill might be impaired. During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, the Company determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, the Company conducted an interim goodwill impairment test using the same quantitative methodologies used for its 2022 annual goodwill impairment test (as described in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements to the 2022 Annual Report). This quantitative test confirmed that goodwill was impaired and the Company recorded an $80.0 million impairment charge in the Condensed Consolidated Statement of Operations to reduce the carrying value of this reporting unit to its estimated fair value. This impairment charge was primarily driven by the reduction of the expected long-term cash flows for the business due to profit margin pressures from raw material inflation across the packaging supply chain, the loss of a significant newspaper customer and a higher WACC as compared to the assumptions used for the 2022 annual goodwill impairment test.
After recording the impairment, the carrying value of the Graphics Solutions reporting unit was equal to its estimated fair value. As of September 30, 2024, the goodwill assigned to the Graphics Solutions reporting unit was reported as an asset held for sale. See Note 2, Held for Sale, to the unaudited Condensed Consolidated Financial Statements for further information.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	September 30, 2024			December 31, 2023
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$865.5	$(451.9)	$413.6	$978.4	$(505.9)	$472.5
Developed technology	303.7	(233.3)	70.4	410.0	(316.2)	93.8
Trade names	96.3	(36.5)	59.8	95.9	(30.9)	65.0
Reacquired distribution rights	187.0	(16.6)	170.4	187.0	(7.3)	179.7
Other	—	—	—	0.8	(0.5)	0.3
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,520.5	$(738.3)	$782.2	$1,740.1	$(860.8)	$879.3
For the three months ended September 30, 2024 and 2023, the Company recorded amortization expense on intangible assets of $29.4 million and $32.7 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded amortization expense on intangible assets of $89.4 million and $93.3 million, respectively.

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
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Term Loans (1)	2030	SOFR plus 2.00%	$1,132.6	$1,140.2
Senior Notes - $800 million (2)	2028	3.875%	793.6	792.3
Total debt			1,926.2	1,932.5
Less: current installments of long-term debt			11.5	11.5
Total long-term debt			$1,914.7	$1,921.0

(1) Term loans, net of unamortized discounts and debt issuance costs of $8.8 million and $9.8 million at September 30, 2024 and December 31, 2023, respectively. The effective interest rate was 3.3% at September 30, 2024 and December 31, 2023, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $6.4 million and $7.7 million at September 30, 2024 and December 31, 2023, respectively. The effective interest rate was 4.1% at September 30, 2024 and December 31, 2023, respectively.
Credit Agreement
The Company is a party to the Credit Agreement which, as of September 30, 2024, provided for senior secured credit facilities in an initial aggregate principal amount of $1.53 billion, consisting of term loans B-2 of $1.15 billion, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027. As of September 30, 2024, the Company's outstanding term loans B-2 bore interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 2.00%.
The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
Subsequent Event
On October 15, 2024, the Company completed the syndication of $1.04 billion of new term loans B-3 which resulted in an interest rate reduction of 25 basis points to SOFR plus a spread of 1.75% per annum. In connection with this repricing, the Company fully paid down its $1.14 billion term loans B-2, therefore reducing its borrowings under the Credit Agreement by $100 million. The Company also terminated $100 million notional of the interest rate swaps and cross-currency swaps that would have matured in January 2025. The net proceeds of the new term loans and cash on hand were used to prepay in full the Company's term loans B-2.
Except as indicated above, the new term loans B-3 have substantially the same terms as the term loans B-2, including a maturity date of December 2030.
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
At September 30, 2024, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $369 million, net of letters of credit, under the revolving credit facility.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. There were no material amounts outstanding under such facilities at September 30, 2024 and December 31, 2023, respectively. The Company had letters of credit outstanding of $6.2 million at September 30, 2024 and December 31, 2023, respectively, of which $6.2 million at September 30, 2024 and December 31, 2023, respectively, reduced the borrowings available under the various facilities. At September 30, 2024 and December 31, 2023, the availability under these facilities totaled approximately $391 million and $392 million, respectively, net of outstanding letters of credit.
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
The total notional value of the interest rate swaps and cross-currency swaps was $1.14 billion and $1.15 billion at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, approximately $387 million in notional value matures in January 2025 and the remaining balance in December 2028. The net result of these hedges is an interest rate of approximately 3.3% at September 30, 2024 on the term loans B-2, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net liability of $7.7 million and a net asset of $11.9 million at September 30, 2024 and December 31, 2023, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net asset of $0.9 million and $4.8 million at September 30, 2024 and December 31, 2023, respectively.
For the three and nine months ended September 30, 2024, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $6.2 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At September 30, 2024, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2024 and December 31, 2023 was approximately $114 million and $93.9 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.9 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $76.8 million and $63.8 million at September 30, 2024 and December 31, 2023, respectively. The fair value of the metals derivative contracts was a net current liability of $4.2 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively. Substantially all contracts outstanding at September 30, 2024 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2024	December 31, 2023
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$—	$0.2
Metals contracts	Other current assets	Level 2	0.4	0.5
Interest rate swaps	Other current assets	Level 2	6.2	19.9
Cross-currency swaps	Other current assets	Level 2	20.9	5.9
Interest rate swaps	Other assets	Level 2	—	4.3
Cross-currency swaps	Other assets	Level 2	—	9.6
Available-for-sale debt securities	Other assets	Level 3	—	14.2
Total			$27.5	$54.6

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.9	$0.9
Metals contracts	Accrued expenses and other current liabilities	Level 2	4.6	1.7
Cross-currency swaps	Accrued expenses and other current liabilities	Level 2	—	0.9
Interest rate swaps	Other liabilities	Level 2	13.9	12.3
Cross-currency swaps	Other liabilities	Level 2	20.0	9.8
Total			$39.4	$25.6
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
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2024.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.93 billion and $1.91 billion, respectively, at September 30, 2024. At December 31, 2023, the carrying value and estimated fair value totaled $1.93 billion and $1.89 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
Non-Recurring Fair Value Measurement
As a result of the goodwill impairment test conducted in the third quarter of 2023, the Industrial & Specialty segment recorded an impairment charge of $80.0 million to reduce the carrying value of the Graphics Solutions reporting unit to its estimated fair value. This measurement was performed on a non-recurring basis as of August 31, 2023 using significant unobservable inputs (Level 3), including the applicable discount rate (WACC) of 10.5% and the short and long-term projected cash flows, such as future growth rates, of the Graphics Solutions reporting unit. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information.

8. EARNINGS (LOSS) PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) from continuing operations	$40.4	$(31.7)	$188.1	$38.1
Net income attributable to non-controlling interests	(0.1)	(0.1)	(0.2)	—
Net income (loss) attributable to common stockholders	$40.3	$(31.8)	$187.9	$38.1

Basic weighted average common shares outstanding	242.1	241.5	242.0	241.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.5	—	0.5	0.4
Denominator adjustments for diluted EPS	0.5	—	0.5	0.4
Diluted weighted average common shares outstanding	242.6	241.5	242.5	241.8

Earnings (loss) per share attributable to common stockholders:
Basic	$0.17	$(0.13)	$0.77	$0.16
Diluted	$0.17	$(0.13)	$0.77	$0.16
For the three and nine months ended September 30, 2024 and 2023, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in millions)	2024	2023	2024	2023
Shares issuable upon vesting of RSUs and exercise of stock options	3.4	3.3	3.4	3.7
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $10.8 million and $11.3 million at September 30, 2024 and December 31, 2023, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded.

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

For the three months ended September 30, 2024, the Company recognized income expense of $36.8 million, as compared to $15.3 million in the same period for 2023. For the nine months ended September 30, 2024, the Company recognized income tax expense of $32.8 million, as compared to $53.4 million in the same period for 2023. Income tax expense for the three and nine months ended September 30, 2024 included a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, and the impact of changes to the level and mix of earnings. During the third quarter of 2024, an internal restructuring was completed to facilitate the MGS Transaction which resulted in the recognition of a capital gain that was fully offset by a capital loss carryforward. The capital gain triggered by the internal restructuring resulted in a higher interest expense deduction and consequentially a lower income limited deduction for FDII and our ability to utilize foreign tax credits in the future. The completion of the internal restructuring resulted in $13.6 million of non-recurring tax expense.

The income tax expense for the nine months ended September 30, 2024 also includes a benefit associated with the release of valuation allowances of $38.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released as the Company expects improved profitability in its UK business and a shift to a three-year cumulative income position. These expectations are based on actual and forecasted results.

Income tax expense for the three and nine months ended September 30, 2023, included current and deferred taxes based on jurisdictional earnings, withholding taxes, a U.S. tax deduction related to FDII and the impact of U.S. GILTI.
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
Results of Operations
The following table summarizes financial information regarding each reportable segment’s results of operations, including disaggregated external net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Net sales:
Electronics
Assembly Solutions	$215.5	$191.2	$581.1	$548.7
Circuitry Solutions	119.8	109.1	353.3	318.8
Semiconductor Solutions	83.8	66.7	225.6	194.9
Total Electronics	419.1	367.0	1,160.0	1,062.4
Industrial & Specialty
Industrial Solutions	168.2	177.7	499.7	534.2
Graphics Solutions	37.3	35.9	111.1	107.5
Energy Solutions	20.4	18.7	61.9	55.7
Total Industrial & Specialty	225.9	232.3	672.7	697.4
Total net sales	$645.0	$599.3	$1,832.7	$1,759.8

Adjusted EBITDA:
Electronics	$98.6	$90.4	$274.7	$239.4
Industrial & Specialty	44.1	43.7	130.1	123.1
Total Adjusted EBITDA	$142.7	$134.1	$404.8	$362.5

The following table reconciles "Net income (loss)" to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Net income (loss)	$40.4	$(31.7)	$189.7	$41.0
Add (subtract):
Income from discontinued operations, net of tax	—	—	(1.6)	(2.9)
Income tax expense	36.8	15.3	32.8	53.4
Interest expense, net	14.2	13.3	42.4	37.0
Depreciation expense	10.0	11.8	30.4	31.4
Amortization expense	29.4	32.7	89.4	93.3
EBITDA	130.8	41.4	383.1	253.2
Adjustments to reconcile to Adjusted EBITDA:
Restructuring (income) expense	(0.1)	2.1	5.7	6.3
Acquisition, divestiture and integration expense	6.3	5.0	11.3	13.3
Foreign exchange (gains) losses on intercompany loans	(13.5)	6.5	(24.2)	(7.6)
Debt refinancing costs	0.4	—	0.4	—
Goodwill impairment	—	80.0	—	80.0
Kuprion Acquisition research and development charge	—	—	3.9	15.7
Other, net	18.8	(0.9)	24.6	1.6
Adjusted EBITDA	$142.7	$134.1	$404.8	$362.5

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

Recent Developments
MGS Transaction — On September 1, 2024, we entered into an agreement to sell our flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million. MacDermid Graphics Solutions constitutes substantially all of our Graphics Solutions business within our Industrial & Specialty segment. The transaction is expected to close in the fourth quarter of 2024 or the first half of 2025, subject to customary closing conditions, adjustments and regulatory approvals.
Syndication of $1.04 billion Term Loans and Debt Reduction — On October 15, 2024, we completed the syndication of $1.04 billion of new term loans B-3 which resulted in an interest rate reduction of 25 basis points to SOFR plus a spread of 1.75% per annum. In connection with this repricing, we fully paid down our $1.14 billion term loans B-2, therefore reducing our borrowings under the Credit Agreement by $100 million. We also terminated $100 million notional of the interest rate swaps and cross-currency swaps that would have matured in January 2025. The net proceeds of the new term loans and cash on hand were used to prepay in full our term loans B-2.
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
For a reconciliation of "Net income (loss)" to Adjusted EBITDA and more information about the adjustments made, see Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

	Three Months Ended		% Change			Nine Months Ended		% Change
	September 30,					September 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	Organic	2024	2023	Reported	Constant Currency	Organic
Net sales	$645.0	$599.3	8%	9%	6%	$1,832.7	$1,759.8	4%	6%	3%
Cost of sales	377.5	357.4	6%	7%		1,053.0	1,061.6	(1)%	1%
Gross profit	267.5	241.9	11%	12%		779.7	698.2	12%	13%
Gross margin	41.5%	40.4%	110 bps	110 bps		42.5%	39.7%	280 bps	280 bps
Operating expenses	172.5	242.8	(29)%	(29)%		510.7	580.1	(12)%	(11)%
Operating profit (loss)	95.0	(0.9)	(nm)	(nm)		269.0	118.1	128%	135%
Operating margin	14.7%	(0.2)%	(nm)	(nm)		14.7%	6.7%	800bps	820bps
Other expense, net	(17.8)	(15.5)	15%			(48.1)	(26.6)	81%
Income tax expense	(36.8)	(15.3)	(nm)			(32.8)	(53.4)	(39)%
Net income (loss) from continuing operations	40.4	(31.7)	(nm)			188.1	38.1	(nm)
Income from discontinued operations, net of tax	—	—	(nm)			1.6	2.9	(46)%
Net income (loss)	$40.4	$(31.7)	(nm)			$189.7	$41.0	(nm)
Net income margin	6.3%	(5.3)%	(nm)			10.3%	2.3%	800bps

Adjusted EBITDA	$142.7	$134.1	6%	8%		$404.8	$362.5	12%	15%
Adjusted EBITDA margin	22.1%	22.4%	(30)bps	(20)bps		22.1%	20.6%	150bps	170bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2024 increased 8% on a reported basis, 9% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were positively impacted by $19.2 million of pass-through metals pricing.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	September 30,
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$215.5	$191.2	13%	1%	14%	(10)%	—%	4%
Circuitry Solutions	119.8	109.1	10%	(1)%	9%	—%	—%	9%
Semiconductor Solutions	83.8	66.7	25%	0%	26%	—%	—%	26%
Total	419.1	367.0	14%	0%	15%	(5)%	—%	9%

Industrial & Specialty:
Industrial Solutions	168.2	177.7	(5)%	3%	(3)%	—%	—%	(3)%
Graphics Solutions	37.3	35.9	4%	2%	6%	—%	—%	6%
Energy Solutions	20.4	18.7	9%	1%	10%	—%	—%	10%
Total	225.9	232.3	(3)%	2%	0%	—%	—%	0%

Total	$645.0	$599.3	8%	1%	9%	(3)%	—%	6%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2024 increased 14% on a reported basis, 15% on a constant currency basis and 9% on an organic basis.
•Assembly Solutions: net sales increased 13% on a reported basis and 4% on an organic basis. Pass-through metals pricing had a positive impact of 10% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to demand improvement in consumer, mobile and computer end markets, partially offset by continued weakness in broader industrial and automotive end markets.
•Circuitry Solutions: net sales increased 10% on a reported basis and 9% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to the continued growth in the data center end market globally, rising demand for hardware tied to the artificial intelligence ("AI") end market and increased demand for electric vehicles in China..
•Semiconductor Solutions: net sales increased 25% on a reported basis and 26% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia, growth in the power electronics end market and higher demand for precious metal based products. The third quarter of 2023 was negatively impacted by lower ViaForm sales as we transitioned from our prior distributor.
Industrial & Specialty's net sales in the third quarter of 2024 decreased 3% on a reported basis and remained relatively flat on a constant currency and organic basis.
•Industrial Solutions: net sales decreased 5% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to continued lower demand in the automotive end market, lower raw material surcharges in 2024 when compared to the same period in 2023 as well as demand softness in construction and industrial end markets. Both periods include an equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer.

•Graphics Solutions: net sales increased 4% on a reported basis and 6% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to modest growth in flexible packaging markets and new business in Latin America partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 9% on a reported basis and 10% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to a continued increase in drilling and energy production activity driving higher utilization rates.
Year to date, net sales increased 4% on a reported basis, 6% on a constant currency basis and 3% on an organic basis. Electronics' consolidated results were positively impacted by $36.1 million of pass-through metals pricing and $8.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $0.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended		% Change
	September 30,
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$581.1	$548.7	6%	2%	8%	(7)%	—%	1%
Circuitry Solutions	353.3	318.8	11%	2%	13%	—%	—%	13%
Semiconductor Solutions	225.6	194.9	16%	1%	17%	—%	(4)%	13%
Total	1,160.0	1,062.4	9%	2%	11%	(3)%	(1)%	7%

Industrial & Specialty:
Industrial Solutions	499.7	534.2	(6)%	3%	(4)%	—%	0%	(4)%
Graphics Solutions	111.1	107.5	3%	0%	4%	—%	—%	4%
Energy Solutions	61.9	55.7	11%	0%	11%	—%	—%	11%
Total	672.7	697.4	(4)%	2%	(2)%	—%	0%	(2)%

Total	$1,832.7	$1,759.8	4%	2%	6%	(2)%	0%	3%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 9% on a reported basis, 11% on a constant currency basis and 7% on an organic basis.
•Assembly Solutions: net sales increased 6% on a reported basis and 1% on an organic basis. Pass-through metals pricing had a positive impact of 7% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to demand improvement in consumer, mobile and computer end markets, offset by weakness in broader industrial and automotive end markets.
•Circuitry Solutions: net sales increased 11% on a reported basis and 13% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand in the mobile phone end market, electric vehicles in China, and the AI end market along with the continued recovery in the data center end market globally.
•Semiconductor Solutions: net sales increased 16% on a reported basis and 13% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 4% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia. The prior year was negatively impacted by lower ViaForm sales as we transitioned from our prior distributor.

Year to date, Industrial & Specialty's net sales decreased 4% on a reported basis and 2% on a constant currency and organic basis.
•Industrial Solutions: net sales decreased 6% on a reported basis and 4% on an organic basis. Acquisitions had an immaterial impact on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The decrease in organic net sales was primarily due to continued lower demand in the automotive end market, lower raw material surcharges in 2024 when compared to the same period in 2023 as well as demand softness in construction and industrial end markets. Both periods include an equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer.
•Graphics Solutions: net sales increased 3% on a reported basis and 4% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to increased demand for flexographic plates and new business in Latin America partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 11% on a reported and organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to a continued increase in drilling and energy production activity driving higher utilization rates.
Gross Profit

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Gross profit
Electronics	$171.4	$148.6	15%	16%	$491.6	$424.6	16%	17%
Industrial & Specialty	96.1	93.3	3%	5%	288.1	273.6	5%	7%
Total	$267.5	$241.9	11%	12%	$779.7	$698.2	12%	13%

Gross margin
Electronics	40.9%	40.5%	40 bps	40 bps	42.4%	40.0%	240 bps	230 bps
Industrial & Specialty	42.5%	40.2%	230 bps	230 bps	42.8%	39.2%	360 bps	360 bps
Total	41.5%	40.4%	110 bps	110 bps	42.5%	39.7%	280 bps	280 bps
Electronics' gross profit in the third quarter of 2024 increased by 15% on a reported basis and 16% on a constant currency basis. The constant currency increase in gross profit and gross margin were primarily driven by volume improvement in our higher margin Circuitry Solutions and Semiconductor Solutions businesses.

Industrial & Specialty's gross profit in the third quarter of 2024 increased by 3% on a reported basis and 5% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw materials costs in our Industrial Solutions business combined with higher net sales in the Energy Solutions business. The increase in gross margin was primarily due to favorable product mix and lower commodity surcharge-based sales in our Industrial Solutions business and growth in our higher margin Energy Solutions business.
Year to date, Electronics' gross profit increased by 16% on a reported basis and 17% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs and increased demand for higher margin product groups, particularly in Asia. The increase in gross margin was primarily due to the recaptured margin on ViaForm Distributions Rights, easing raw material cost pressures and favorable product mix from growth in higher margin products.
Year to date, Industrial & Specialty's gross profit increased by 5% on a reported basis and 7% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business combined with higher net sales in the Graphics Solutions and Energy Solutions businesses. The increase in gross margin was primarily due to growth in our higher margin Energy Solutions business, favorable product mix and lower commodity surcharge-based revenue in our Industrial Solutions business.

Operating Expenses

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Selling, technical, general and administrative	$157.6	$149.9	5%	6%	$462.1	$445.8	4%	5%
Research and development	14.9	12.9	15%	15%	48.6	54.3	(11)%	(10)%
Goodwill impairment	—	80.0	(nm)	(nm)	—	80.0	(nm)	(nm)
Total	$172.5	$242.8	(29)%	(29)%	$510.7	$580.1	(12)%	(11)%

Operating expenses as % of net sales
Selling, technical, general and administrative	24.4%	25.0%	(60) bps	(70) bps	25.2%	25.3%	(10) bps	(30) bps
Research and development	2.3%	2.2%	10 bps	10 bps	2.7%	3.1%	(40) bps	(50) bps
Goodwill impairment	—%	13.3%	(nm)	(nm)	—%	4.5%	(nm)	(nm)
Total	26.7%	40.5%	(1,380) bps	(1,390) bps	27.9%	33.0%	(510) bps	(540) bps
During the third quarter of 2023, we recorded an impairment charge in our Industrial & Specialty segment of $80.0 million related to our Graphics Solutions reporting unit. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information.
Operating expenses in the third quarter of 2024 decreased 29% on a reported and constant currency basis. Excluding the goodwill impairment charge discussed above, operating expenses in the third quarter of 2024 increased 6% on a reported and constant currency basis. The constant currency increase was primarily driven by $4.7 million of costs related to the MGS Transaction and $3.7 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results.
Year to date, operating expenses decreased 12% on a reported basis and 11% on a constant currency basis. Excluding the goodwill impairment charge discussed above, operating expenses in the third quarter of 2024 increased 2% on a reported basis and 3% on a constant currency basis. The constant currency increase was primarily driven by $12.4 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results, higher personnel costs, $5.2 million of costs related to the MGS Transaction and $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition in the first quarter of 2024. Partially offset by $15.7 million of research and development costs associated with the purchase accounting related to the Kuprion Acquisition in the second quarter of 2023. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Kuprion contingent consideration.

Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2024	2023	2024	2023
Other (expense) income
Interest expense, net	$(14.2)	$(13.3)	$(42.4)	$(37.0)
Foreign exchange gains (losses)	11.1	(5.3)	24.0	8.6
Other (expense) income, net	(14.7)	3.1	(29.7)	1.8
Total	$(17.8)	$(15.5)	$(48.1)	$(26.6)
Interest expense, net
For the three and nine months ended September 30, 2024, interest expense, net increased $0.9 million and $5.4 million, respectively, primarily due to a higher effective interest rate on our outstanding term loan balances due to the syndication of the new term loans B-2 in the fourth quarter of 2023, partially offset by higher interest income.
Foreign exchange gains (losses)
For the three and nine months ended September 30, 2024, the fluctuations in foreign exchange gains (losses) were primarily driven by the remeasurement of intercompany loans.
Other (expense) income, net
For the three months ended September 30, 2024, other expense, net included an $11.4 million impairment of an available-for-sale debt security, $2.3 million of net losses associated with metals derivative contracts ($0.7 million of realized and $1.6 million of unrealized losses) and $0.6 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended September 30, 2023, other income, net included $3.5 million of net gains associated with metals derivative contracts ($0.1 million of realized losses and $3.6 million of unrealized gains) and $0.6 million of charges due to highly inflationary accounting for our operations in Turkey.

For the nine months ended September 30, 2024, other expense, net included $17.7 million of net losses associated with metals derivative contracts ($14.7 million of realized and $3.0 million of unrealized losses), an $11.4 million impairment of an available-for-sale debt security and $2.1 million of charges due to highly inflationary accounting for our operations in Turkey. For the nine months ended September 30, 2023, other income, net included $6.0 million of charges due to highly inflationary accounting for our operations in Turkey and $2.1 million of net gains associated with metals derivative contracts ($3.7 million of realized losses and $5.8 million of unrealized gains).

The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
Income tax expense for the three and nine months ended September 30, 2024 totaled $36.8 million and $32.8 million, respectively as compared to $15.3 million and $53.4 million, respectively for the three and nine months ended September 30, 2023. Income tax expense for the three and nine months ended September 30, 2024, included a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, and the impact of changes to the level and mix of earnings. During the third quarter of 2024, an internal restructuring was completed to facilitate the MGS Transaction which resulted in the recognition of a capital gain that was fully offset by a capital loss carryforward. The capital gain triggered by the internal restructuring resulted in a higher interest expense deduction and consequentially a lower income limited deduction for FDII and our ability to utilize foreign tax credits in the future. The completion of the internal restructuring resulted in $13.6 million of non-recurring tax expense and is not expected to impact our near-term cash taxes paid.

The income tax expense for the nine months ended September 30, 2024 also includes a benefit associated with the release of valuation allowances of $38.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released as the Company expects improved profitability in its UK business and a shift to a three-year cumulative income position. These expectations are based on actual and forecasted results.

Income tax expense for the three and nine months ended September 30, 2023, included current and deferred taxes based on jurisdictional earnings, withholding taxes, a U.S. tax deduction related to FDII and the impact of U.S. GILTI.

See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2024	2023	Reported	Constant Currency	2024	2023	Reported	Constant Currency
Net income (loss):
Total	$40.4	$(31.7)	(nm)		$189.7	$41.0	362%

Adjusted EBITDA:
Electronics	$98.6	$90.4	9%	10%	$274.7	$239.4	15%	18%
Industrial & Specialty	44.1	43.7	1%	4%	130.1	123.1	6%	9%
Total	$142.7	$134.1	6%	8%	$404.8	$362.5	12%	15%

Net income margin:
Total	6.3%	(5.3)%	(nm)		10.3%	2.3%	800 bps

Adjusted EBITDA margin:
Electronics	23.5%	24.6%	(110) bps	(100) bps	23.7%	22.5%	120 bps	140 bps
Industrial & Specialty	19.5%	18.9%	60 bps	90 bps	19.3%	17.7%	160 bps	190 bps
Total	22.1%	22.4%	(30) bps	(20) bps	22.1%	20.6%	150 bps	170 bps
For the three months ended September 30, 2024, Electronics' Adjusted EBITDA increased 9% on a reported basis and 10% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix and growth in the Circuitry Solutions and Semiconductor Solutions businesses. Industrial & Specialty's Adjusted EBITDA increased 1% on a reported basis and 4% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.
For the nine months ended September 30, 2024, Electronics' Adjusted EBITDA increased 15% on a reported basis and 18% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix and growth in the Circuitry Solutions business. Industrial & Specialty's Adjusted EBITDA increased 6% on a reported basis and 9% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.

Liquidity and Capital Resources
Our primary source of liquidity during the nine months ended September 30, 2024 was available cash generated from operations. Our primary uses of cash and cash equivalents were to pay cash dividends and fund operations including working capital and capital expenditures. A portion of our interest rate swaps and cross-currency swaps associated with our term loans mature in January 2025. Expiration of these hedges could result in a material increase to interest expense. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the third quarter of 2024, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
For the full year 2024, we expect our capital expenditures to be approximately $60.0 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During the nine months ended September 30, 2024, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $376 million of cash and cash equivalents at September 30, 2024, $307 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended
	September 30,
(dollars in millions)	2024	2023
Cash provided by operating activities	$223.3	$221.8
Cash used in investing activities	$(56.4)	$(226.2)
Cash (used in) provided by financing activities	$(82.3)	$74.6
Operating Activities
The increase in net cash flows provided by operating activities of $1.5 million was primarily driven by higher cash operating profits (net income adjusted for non-cash items) partially offset by higher levels of working capital.
Investing Activities
During the nine months ended September 30, 2024, we paid approximately $9.8 million of higher capital expenditures compared to the same period in 2023. During the nine months ended September 30, 2023, we paid approximately $170 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition.

Financing Activities
During the nine months ended September 30, 2024, we paid $58.8 million of cash dividends on shares of our common stock and $7.6 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the nine months ended September 30, 2023, we borrowed $150 million of incremental term loans A under the Credit Agreement to finance the reacquired ViaForm Distribution Rights. We paid $58.1 million of cash dividends on shares of our common stock and $7.7 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At September 30, 2024, we had $1.93 billion of indebtedness, net of unamortized discounts and debt issuance costs of $15.2 million, which was comprised of:
•$1.14 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $391 million at September 30, 2024 (net of $6.2 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2024, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 29, 2024.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)