Form 10-K
period 2024-12-31
Element Solutions Inc
filed 2025-02-19
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The number of shares of common stock outstanding as of February 14, 2025 was 242,452,327. The aggregate market value of the common stock held by non-affiliates as of June 30, 2024 was approximately $6.06 billion, based upon the last reported sales price for such date on the New York Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
Documents Incorporated By Reference
Portions of the Company’s definitive 2025 Proxy Statement are incorporated by reference into Part III of this 2024 Annual Report.

Element Solutions Inc
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2024

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
MGS Transaction
ESI's pending sale of its flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million, subject to adjustments, as announced on September 3, 2024. The MGS Transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and adjustments.

OEM	Original equipment manufacturer.
RSUs	Restricted stock units issued by Element Solutions from time to time under the 2013 Plan.
SEC	Securities and Exchange Commission.
Securities Act	Securities Act of 1933, as amended.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
WACC	Weighted average cost of capital.
2013 Plan	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan.
2024 Plan	Element Solutions Inc 2024 Incentive Compensation Plan.
2024 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2024.
2025 Proxy Statement	Element Solutions’ definitive proxy statement for its 2025 annual meeting of stockholders expected to be filed no later than 120 days after the Company's fiscal year end of December 31, 2024.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
ii

Forward-Looking Statements
This 2024 Annual Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the reacquired ViaForm Distribution Rights, the Kuprion Acquisition and the MGS Transaction; the timing for completion of the MGS Transaction and the ability of the parties to satisfy closing conditions and close this transaction; the tax treatment and tax implications of the MGS Transaction; deferred payments related to the Kuprion Acquisition; the war in Ukraine and the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries: capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of this 2024 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this 2024 Annual Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
The war in Ukraine by Russia and the sanctions and other measures imposed in response to this conflict have increased the level of economic and political uncertainty. While none of Russia, Ukraine or Belarus constitutes a material portion of our business and we do not have physical assets in these countries, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt the global supply chain and increase our costs as well as amplify certain risks discussed in Part I, Item 1A, Risk Factors, of this 2024 Annual Report.
Non-GAAP Financial Measures
This 2024 Annual Report contains non-GAAP financial measures, such as Adjusted EBITDA and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Segment Information, to the Consolidated Financial Statements, both included in this 2024 Annual Report.
iii

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names, trade names, trademarks, service marks or logos used in this 2024 Annual Report are part of our intellectual property, although the “®” and “TM” trademark designations may have been omitted. For financial and other information about our segments and the geographic areas in which we do business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, "Financial Statements and Supplementary Data" in Part II, Item 8, as well as Note 1, "Background and Basis of Presentation" and Note 22, "Segment Information" to our audited Consolidated Financial Statements, all included in this 2024 Annual Report.
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
Our customers use our innovation as a competitive advantage, relying on us to help them navigate through fast-paced, high-growth markets. To that end, we draw upon our broad and longstanding intellectual property portfolio and technical expertise, while working closely with both customers and OEMs on an ongoing basis, to develop proprietary solutions tailored to their manufacturing needs. We leverage these close relationships to win qualifications and specifications into their supply chains as well as to identify opportunities for new products; all of which provide potential additional revenue streams.
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
Acquisitions and Divestitures
We may pursue targeted and opportunistic acquisitions in our existing and adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offerings, and enhance our growth and strategic position as well as divestitures to maximize long-term value creation for our shareholders.
MGS Transaction - On September 1, 2024, we entered into an agreement to sell our flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million. MacDermid Graphics Solutions constitutes substantially all of our Graphics Solutions business within our Industrial & Specialty segment. The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and adjustments.

Business Segments
Our operations are organized into two reportable segments: Electronics and Industrial & Specialty. In 2024, we achieved sales of $2.46 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 64% and 36%, respectively.
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
Electronics provides solutions through the following businesses:
Assembly Solutions - representing approximately 50% of the segment's 2024 net sales. As a global supplier of surface mount technologies (SMT), fluxes, thermal management materials, coatings and other attachment materials, we develop high-performing innovative materials that are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets. Of our total net sales for Assembly Solutions, approximately 50% is metal content whose price fluctuations are generally passed through to our customers.
Circuitry Solutions - representing approximately 30% of the segment's 2024 net sales. As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary "wet" chemical processes and materials used by our customers to manufacture printed circuit boards and memory storage devices. Our product portfolio is focused on specialized consumable chemical processes and materials, such as circuit formation, primary metallization, electroplate, surface finishes and flexible/formable films. We believe our growth in this business will be driven by demand in wireless mobile devices, internet infrastructure, high performance computing, and the increasing use of electronics in automobiles.
Semiconductor Solutions - representing approximately 20% of the segment's 2024 net sales. As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, sintered silver material, adhesives, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, artificial intelligence, the internet of things, next-generation wireless communications and the increasing content and complexity of electronics in automotive applications.

Products
A selection of Electronics' product offerings is presented below:

Assembly Solutions
Electronic Assembly Materials
Electronic assembly materials are used in circuit board and high-performance electronic device assembly. Our product offering is primarily focused on SMT, including solder pastes, adhesives and preforms. The portfolio also includes thermal management materials, encapsulants, coatings, fluxes and other solder materials, all of which facilitate wave solder and surface mount assembly activities. Key brands include Alpha, Innolot, AccuFlux, Powerbond, Kester, Electrolube, and Alpha HiTech.

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
Electronic Materials
Electronic materials are specialty products developed for evolving electronic applications, including photovoltaics, memory disk and molded interconnect devices manufacturing as well as lead frame and dielectric plating solutions.

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

Semiconductor Solutions
Semiconductor Assembly Materials
Semiconductor assembly materials are sintered materials, die attach pastes and adhesives, thermal interface materials, getters, solder flux, pastes and preforms. Our Argomax line of advanced sinter technology is used in power semiconductor and solid state lighting markets to improve reliability and device performance. Other key brands include ALPHA, ATROX, TrueHeight, Staydry and HiTech.

Wafer Level Packaging Materials
Wafer level packaging materials are advanced plating chemistries used for semiconductor chip fabrication and packaging. Our plating portfolio consists of copper, nickel and precious metals used in advanced packaging applications as well as damascene metallization used for transistor interconnection. Key brands include ViaForm, MICROFAB and NOVAFAB.

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
Industrial & Specialty provides solutions through the following businesses:
Industrial Solutions - representing approximately 75% of the segment's 2024 net sales. As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as chrome plating of shock absorbers for cars, or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end-markets, such as automotive interiors or jewelry surfaces. As part of our broader sustainable solutions platform, we also provide both chemistry and equipment for turnkey wastewater treatment, recycling and reuse solutions. Our industrial customer base is highly diverse and includes customers in the following end-markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment and transportation equipment. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.

Graphics Solutions - representing approximately 16% of the segment's 2024 net sales. As a supplier of consumable materials used to transfer images onto consumer packaging materials, our products are used to improve print quality and printing productivity. We produce and market photopolymers through an extensive line of flexographic plates that are used in the consumer packaging and printing industries. Photopolymers are molecules that change properties upon exposure to light. Flexography is a printing process that utilizes flexible printing plates made of rubber or other flexible plastics. We believe growth in this business will be driven by consumer demand and market shifts favoring the use of package imaging technologies that, like ours, offer a lower total cost of ownership to customers.
Energy Solutions - representing approximately 9% of the segment's 2024 net sales. As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.
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
We believe that our businesses are not materially dependent upon any single customer with no customer representing 10% or more of our consolidated net sales in 2024, 2023 or 2022.
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

At December 31, 2024, we employed over 5,300 full-time employees, of which approximately 40% are research and development chemists and experienced technical service and technical sales personnel. Our full-time employees are based throughout the world, with approximately 80% employed outside of the U.S. In certain countries where we operate, our employees are also members of unions or are represented by works councils. We believe our relationships with our employees and collective bargaining unions are satisfactory.
Occupational Health and Safety. As a specialty chemical company, the success of our business is fundamentally connected to the safety of our employees. To promote worker safety, we are committed to training our workforce on workplace safety and security. As part of our safety program, we host an annual Global Safety Day, which is designed to raise safety awareness through seminars, videos and targeted discussions. We also track injury and illness rates locally and maintain emergency and disaster recovery plans. This past year, we focused on reducing lost time injuries ("LTI"), by improving our root cause analysis process and closing time for identified findings. As a result, we were able to reduce our LTI rate by nearly 13% in 2024. We also care for our employees' health and offer benefits designed to support their physical, mental and financial well-being, including parental leave, healthcare, life insurance and disability coverage programs.
Diversity, Equity and Inclusion ("DE&I"). We believe diversity, equity and inclusion drive innovation, which in turn allows us to compete effectively. To support this approach, our talent program is based on policies designed to ensure fair hiring practices and prevent discrimination and harassment, as well as diversity training on a targeted basis. In 2024, we continued on our path toward creating an inclusive workplace and adopted a new DE&I goal, which is to increase gender diversity at management-level globally by 2027. In 2024, we increased the number of female employees enrolled in our High Potential (HiPo) leadership program, facilitated internal mobility and implemented other initiatives geared toward candidates historically underrepresented in our industry. In addition, we promote further employee connection and engagement through a variety of initiatives, including our employee resource groups (ERGs), which allow discussions of common interest across all businesses and geographies, and which in turn helps us attract and retain diverse candidates.
Talent Retention and Development. With our focus on innovation and service, key elements of our human capital strategy are the attraction, acquisition and engagement of highly-skilled employees. Accordingly, we invest in creating opportunities to help employees grow and build their career through training, professional development and education programs. In 2024, we launched our new ESI Learning Hub, which offers valuable resources and tools to our employees, such as our KITS (Knowledge, Insights & Training Series), an extensive virtual library of topics related to leadership, culture and other important matters at ESI. We also track internal KPIs related to career development and internal promotion, and regularly review talent development and succession plans for our functions and segments. In addition, we conduct regular global employee culture surveys to collect feedback on our employees' experience at the Company as well as their views on leadership, understanding of our culture, and sense of inclusion. These surveys are part of our continuous improvement mindset around building a robust culture that is both engaging and aligned with our core value of "Care."
Social and Community Impact. We believe that building connections among our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. The Company has a longstanding commitment to social impact by supporting communities in which we operate and encouraging the contributions of our employees. Through our engagement programs, our employees can connect to volunteering opportunities and nonprofit organizations of their choice, supporting causes they care about, locally and/or globally, including education, humanitarian relief and minorities. The ESI Foundation further brings our purpose to life with a matching gift program. It also focuses on causes important to the environmental and social well-being of these communities, such as EARTHDAY.ORG's The Canopy Project®, which in 2024 helped us celebrate Earth Day with the planting of trees around the world. In 2024, global donations through our ESI Cares program benefited over 1,000 charitable organizations, including charities who focus on human rights and humanitarian initiatives, such as Equality Now and Doctors Without Borders USA.
For more information on our workforce prosperity efforts, social and community impact and sustainability goals, see our ESG reports and ESG supplements posted on the Sustainability section of our website. The information included in our ESG reports, ESG supplements or sustainability website is not a part of this 2024 Annual Report and is not incorporated by reference.
Research and Development
Innovation is a key element of our culture and critical to our success. Continued investment in research and development ensures that we remain ahead of emerging trends and continue to strengthen our strong positions in our market niches. Our research and development activities are also focused on developing products, and improving formulations and processes, not only to respond to or anticipate customers' changing needs, but also to drive growth or otherwise add value to our core business operations and those of our customers. We accelerate market introductions and increase the impact of our local product offerings through collaboration with partners in the academic and commercial sectors (customers and value-chain partners) and by working with customers and OEMs on tailored application development around the world through our technical service teams. We plan to continue making meaningful investments in a broad range of research and development efforts.
Our commitment to technological innovation and extensive intellectual property portfolio enables us to develop differentiated products at the forefront of technological advances. Research resulting in new, proprietary formulations is performed principally in the United States, Germany, United Kingdom and India. During 2024, our research and development expenses totaled $63.0 million, which included $3.9 million of research and development costs associated with contingent consideration related to the Kuprion Acquisition. Substantially all research and development activity was performed internally.
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
We regularly file patent applications to protect innovations arising from our research and development. At December 31, 2024,

we owned, had applications pending, or licensed the rights to, approximately 2,900 domestic and foreign patents, which have remaining lives of varying duration. Although certain of these patents are important to our business, no specific group or groups of intellectual property rights are material, and we have many proprietary products which are not covered by patents.
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
Government Regulations
As a global specialty chemicals company, we are subject to various, complex and evolving federal, state, local, and international laws and regulations relating to the development, manufacture, sale, and distribution of our products across the countries in which we operate. These regulations include, but are not limited to, those relating to safety, health and environmental (SH&E) matters.
Compliance with SH&E requirements has not had, and in the future is currently not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. However, SH&E requirements are gradually becoming more stringent and may cause us to incur additional costs, fines or penalties in the future. These evolving requirements include, without limitation, increasing levels of product safety, such as chemical composition, packaging and labeling, as well as environmental protection, such as the management, movement and disposal of hazardous substances and the clean-up of contaminated properties. In addition, as climate change and other ESG-related directives, standards and frameworks are adopted and implemented around the world, we will be required to comply with additional SH&E requirements in the future, and there can be no assurance that future capital expenditures or incremental operating expenses required to ensure compliance will not be material.
Climate-related regulations, including those limiting or taxing greenhouse gas (GHG) emissions, may also provide new business opportunities for our company. Enabling sustainability is a pillar of ESI's strategy and our R&D teams collaborate with our product marketing, regulatory and safety teams to lead the development of our sustainable chemistry and processes. In terms of GHG emissions, we develop technologies to help our facilities and our customers lower energy consumption and improve efficiency. We also offer a variety of solutions that enable clean technology and as such, may benefit from the upcoming transition to a lower carbon economy.
We believe we are in material compliance with environmental laws and regulations applicable to our operations, and consider the liabilities recorded at December 31, 2024 for our various environmental matters to be appropriate.
For additional information about the risks related to government regulations, please refer to “Item 1A. Risk Factors.”
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
The information on or linked to our website is not incorporated by reference into, and does not form a part of, this 2024 Annual Report or any of our other SEC filings.
Corporate Information
Our principal executive offices are located at 500 East Broward Boulevard, Suite 1860, Fort Lauderdale, Florida 33394 and our telephone number is (561) 207-9600.

Item 1A. Risk Factors
The following discussion of "risk factors" identifies the material factors that may adversely affect our business, financial condition or results of operations. Potential investors should carefully consider these risks and the other information in this 2024 Annual Report when evaluating our business. This discussion is not all inclusive and additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business operations and cause our future results to differ from our expectations.
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
In addition, the markets in which we operate are driven by consumer preferences that are rapidly changing as well as frequent new product introductions and improvements. As a result, we must develop new products and services that offer distinct value to our customers in order to compete successfully. We seek to provide products tailored to the often-unique needs of our customers which require an ongoing level of innovation. Our inability to anticipate customers’ changing needs or adapt to emerging technological and business trends accurately, control research and development costs or execute our innovation strategy could adversely affect our ability to sustain our market positions and/or penetrate new markets.
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
Our go-to-market strategy is focused on leveraging our existing portfolio of products and services as well as introducing new products and services to meet the demands of our customers in a continually changing technological landscape. To successfully execute this strategy, we must gauge the direction of the commercial and technological progress in our key end-markets, emphasize the aspects of our core business where demand remains strong, identify and capitalize on organic growth, and innovate by developing new products in such changing markets and services that will enable us to expand beyond our existing technology categories. Any failure to successfully execute this strategy, including any failure to invest sufficiently in strategic growth areas and support our research and development activities, could adversely affect our business, financial condition or results of operations.
In addition, the process of developing new high-technology products or enhancing existing products is complex, costly and uncertain. After we develop a product, we must be able to manufacture appropriate volumes quickly while managing costs and maintaining the high-quality level that our customers expect. Any delay in the development, forecast, production and/or marketing of a new product could result in us not being among the first to market which could further harm our competitive position.
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
Our products are manufactured, formulated, distributed and sold globally. In 2024, approximately 77% of our net sales were generated from non-U.S. operations. As a result, we face certain risks inherent in international trade which may reduce our sales and harm our business, including:
•political uncertainties, war, terrorism and other instability risks and their impact on the global economy, market conditions and supply chain operations, including risks caused by the war in Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East, and the increased tariffs and trade restrictions between China and the U.S.;
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
•natural disasters, extreme weather events, regional or global health concerns, such as outbreaks of COVID 19 or its variants;
•establishing and maintaining relationships with local distributors and OEMs;
•governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries, including Mexico, Russia and China;
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
In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results, supply chain and competitive position due to changes in duties, tariffs, trade regulations, employment regulations, taxes, or limitations on currency or fund transfers. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. If we are unable to successfully manage these and/or any of the risks listed above, we could experience a loss of sales and profitability and/or an impairment or loss of assets, any of which could have a material adverse impact on our business, financial condition or results of operations.
Failure to attract and retain key personnel, including our executive officers, or effectively manage succession could have an adverse impact on our business, financial condition or results of operations.
Our business involves complex operations. As a result, our success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel as well as their ability to provide uninterrupted leadership and strategic direction. In addition, due to the specialized and technical nature of our business, our future performance depends upon our ability to attract, develop and retain skilled employees, such as specialized research and development and sales and service personnel, in order to maintain our efficient production processes, drive innovation in our product offerings and maintain our deep customer relationships. The failure to attract and retain key personnel, or effectively manage succession, could have an adverse material impact on our business, financial condition or results of operations.

In addition, we are highly dependent on the experience and track records of Sir Martin E. Franklin, our other Board members and our executive leadership team. If one or more of our executive officers or Board members were to cease to be employed by us or to serve as directors, or if we were unable to replace them in a timely manner our business, financial condition, results of operations and/or stock price could be adversely affected.
Our reliance on certain key customers, contract manufacturers, suppliers and distributors could adversely affect our overall sales and profitability.
Although our business is not materially dependent upon any single customer, the loss of one or more key customers may impair our results of operations for the affected earnings periods. In addition, there is limited available manufacturing capacity that meets our quality standards and regulatory requirements. If we are unable to arrange for sufficient production capacity among our suppliers or contract manufacturers, or if our suppliers or contract manufacturers encounter production, quality, financial or other difficulties (for example, labor or geopolitical disturbances or natural disasters), we may be unable to meet our customers' demands. Finally, we rely on independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products. There can be no assurance that our distributors will focus adequate resources on selling our products to end users, or will be successful in selling our products, which could materially adversely affect our business, financial condition or results of operations.
We may not realize the anticipated benefits of acquisitions or divestitures which may adversely affect our existing businesses, reputation and financial condition.
We have completed several acquisitions and divestitures and may in the future pursue additional opportunistic strategic transactions. These transactions may present operational, financial, and managerial challenges, including diversion of management attention from existing businesses, integration and separation complexities, increased expenses, and potential disputes with the buyers or sellers. Our ability to achieve the anticipated benefits of acquisitions or divestitures depends on many factors, including our ability to negotiate favorable terms, close such transactions in a timely and cost-effective manner and successfully integrate any businesses we acquire.
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

The specialty chemical industry is subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, finite product lifecycles, raw material price fluctuations, and changes in product supply and demand. For example, the electronics end markets, such as mobile devices, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price; all of which could impact our sale volumes and margins. In the automotive industry, demand for our products and services may be affected by technological advances, changing automotive OEM specifications and other factors beyond our control that impact production levels of our customers, such as interest rates, fuel prices, shifts in vehicle mix, consumer confidence, regulatory and legislative oversight requirements and trade agreements. In addition, technological changes in our customers’ products, processes or preferences, such as sustainable products, may make certain of our specialty chemicals unnecessary or obsolete. Customers also have found, and may continue to find, alternative materials or processes, which no longer require our products.

All these factors, consumer trends and industry characteristics may impact the demand for our products which may cause significant fluctuations in our results of operations and adversely affect our financial condition and cash flow.
Fluctuations in the supply and prices of raw materials and in other costs may negatively impact our business, financial condition or results of operations.
The unavailability or increased prices of raw materials could have a material adverse impact on our business, financial condition or results of operations. We use a variety of specialty and commodity chemicals in our formulation processes, and such formulation operations depend upon obtaining adequate supplies of raw materials on a timely basis from numerous suppliers in various countries. We typically purchase our major raw materials under existing supply agreements or on an as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, new laws and regulations, protectionist nationalistic trade policies and practices, changes in exchange rates and worldwide price levels. In some cases, we are limited in our ability to purchase certain raw materials from other suppliers due to minimum purchase requirements contained in certain of our supply agreements. Our responsible sourcing practices could also affect the sourcing, pricing, and availability of certain conflict minerals we use in our products. If only a limited pool of our suppliers can demonstrate that they are compliant with the applicable rules, we may not be able to obtain the conflict minerals we need in sufficient quantities or at competitive prices. Further, if we are unable to price our products competitively to timely reflect volatility in prices of raw materials or if we do not accurately estimate the amount of raw materials needed for a specific geographic region, our margins could be adversely affected.
In addition, higher commodity, shipping, transportation and energy prices could result from volatility caused by market fluctuations, supply and demand, currency fluctuations, production and transportation disruptions, climate change and weather conditions and other world events. Passing along these costs to our customers by increasing our prices could result in long-term sales declines or loss of market share if our customers were to find alternative suppliers or choose to reformulate their products to use fewer ingredients. If we are unable to efficiently and effectively pass through price increases to our customers, or manage inventory impacts resulting from price volatility, our profit margins and working capital could be adversely impacted and have an adverse long-term impact on our business, financial condition or results of operations.
LEGAL & REGULATORY RISKS

Intellectual Property
If we are unable to protect our intellectual property rights, our business, financial condition or results of operations could be adversely affected.
Protection of our proprietary processes, methods, formulations and other technology is important to our business. To protect our intellectual property rights, we generally rely on patent, trade secret, trademark and copyright laws of the U.S. and certain other countries in which our products are manufactured or sold as well as nondisclosure and confidentiality agreements. The laws of other countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Additionally, we rely in some cases upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third-parties to protect our intellectual property, our confidentiality agreements could be breached and may not provide meaningful protection for, or adequate remedies to protect, our trade secrets or proprietary manufacturing expertise in the event of unauthorized use or disclosure of information. Failure to protect our existing intellectual property rights, domestically or internationally, may result in the loss of valuable technologies and competitive advances, and our net sales, market share, financial condition and cash flows may be adversely impacted.
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
In 2024, approximately 77% of our net sales were generated outside of the U.S. Given the global nature of our business, a number of factors may increase our effective rate and tax cost, including:
•the geographic mix of jurisdictions in which profits are earned and taxed;
•the statutory tax rates and tax laws in the jurisdictions in which we conduct business;
•the resolution of tax issues arising from tax examinations by various tax authorities; and
•the valuation of our deferred tax assets and liabilities.
Additionally, tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. For example, several countries where we do business have implemented or announced plans to implement global minimum tax regimes based on the Organization for Economic Cooperation and Development's Anti-Base Erosion and Profit Shifting Project. The final form of these global minimum tax regimes is uncertain but is expected to change various aspects of the existing international legal framework under which our global tax obligations are determined. While the ultimate impact of these changes is unknown, there can be no assurance that they will not materially and adversely affect our business, financial condition, results of operations and cash flows.
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
The hazards associated with chemical manufacturing and the related storage and transportation of raw materials, products and wastes are inherent in our operations as our research and development, manufacturing, formulating and packaging activities involve the use of dangerous, toxic or hazardous materials and the generation of hazardous waste. We cannot eliminate the risk of accidental contamination, discharge or injury resulting from those materials. Also, our suppliers or contract manufacturers may use and/or generate such materials and waste in connection with producing our products. We may be required to indemnify our suppliers, contract manufacturers or waste disposal contractors against damages and other liabilities arising out of the production, handling or storage of our products or raw materials or the disposal of related wastes. Potential risks include explosions and fires, chemical spills and other discharges or releases of toxic or hazardous substances or gases, or pipeline and storage tank leaks and ruptures. Those hazards may result in personal injury and loss of life, damage to property and contamination of the environment, all or any of which may result in a suspension of operations and the imposition of civil or criminal fines, penalties and other sanctions, cleanup costs, and claims by governmental entities or third-parties. The loss or shutdown of operations over an extended period could have a material adverse effect on our financial condition or results of operations.
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
Our products and operations are subject to numerous and increasingly complex government regulations, and compliance with these regulations could require us to incur additional costs or to reformulate or discontinue certain of our products.
Our products are subject to numerous and increasingly complex federal, state, local and foreign laws and regulations. This legal framework includes customs regulations, imports and international trade laws, export control, antitrust laws, environmental and chemicals manufacturing, global climate change, health and safety requirements and zoning and occupancy laws; all of which impact the manufacture, import, export, promotion and sale of our products, the operation of our production and warehouse facilities, and our relationship with our customers, suppliers, employees and competitors.
Our products and manufacturing processes are also subject to numerous ongoing reviews by certain governmental authorities. Governmental, regulatory and societal demands for increasing levels of product safety (such as chemical composition, packaging and labeling) and environmental protection (such as the management, movement and disposal of hazardous substances) are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. Such regulations include the European Union's REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), which mandate compliance obligations and restrictions on certain chemicals; REACH-like regimes, which have now been adopted in several other countries; the E.U. Poison Center Notification (PCN); the U.S. Toxic Substances Control Act (TSCA); the U.S. and E.U. conflict minerals regulations; as well as the emerging ESG regulations in the E.U. and globally, such as the Corporate Sustainability Reporting Directive (CSRD), its transposition in E.U. countries, and the E.U. Taxonomy for sustainable activities. Any of these regulations and changes in our regulatory environment, particularly in, but not limited to, the U.S., the E.U. and China, may require significant resources and data management systems and led us to re-design our products or supply chain to ensure compliance with the applicable standards or use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects. Any of these changes could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
As a global company, we are subject to various laws and regulations relating to the export of products, services and technology. In the U.S., these laws include, among others, the U.S. Export Administration Regulations (EAR), administered by the U.S. Department of Commerce’s Bureau of Industry and Security, and the International Traffic in Arms Regulations (ITAR), administered by the U.S. Department of State’s Directorate of Defense Trade Controls. Some of our products or technology may have military or strategic applications governed by the ITAR or represent so-called “dual use” items governed by the EAR. Although the majority of our relevant products are currently subject to automatic approval and do not require government licenses to be exported to certain jurisdictions, entities or persons, this may change in the future if these laws and regulations are amended or if new laws or regulations are adopted. Any failure to comply with these laws and regulations could result in civil or criminal penalties, fines, investigations, adverse publicity and restrictions on our ability to export our products, any of which could result in a material adverse effect on our business, financial condition or results of operations.
Failure to comply with anti-corruption laws could subject us to penalties and damage our reputation.
The U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or for other unfair advantages. Under these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. However, in certain of the jurisdictions where we conduct business, we face a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices. There can be no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Failure by us or our intermediaries to comply with applicable anti-corruption laws may result in civil and/or criminal penalties or other sanctions, including disgorgement of profits and contract suspensions or cancellations, any of which could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.
Failure to comply with international trade restrictions and economic sanctions laws and regulations could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or generate sales in countries all over the world, including countries that are or may become the target of trade and economic restrictions from the U.S. and/or other countries, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change with time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department monitors trade restrictions and economic sanctions and impose penalties upon U.S. persons and entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries as well as governments, entities, or individuals subject to Economic Sanctions Laws. We have established policies and procedures to support our compliance with Economic Sanctions Laws, and we believe we do not unlawfully conduct business in any sanctioned or restricted countries. However, given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws driven by geopolitical events, there can be no assurance that our controls and procedures have prevented in the past or will prevent at all times in the future a violation of these laws. Failure to comply with Economic Sanctions Laws, or allegations of such failure, could lead to investigations and/or actions being taken against us which could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.
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
Our net sales and gross profit vary among our products, customers and markets, and therefore may be different in future periods from historic or current periods. Overall gross profit margins in any given period are dependent in large part on the product, customer and geographic mix reflected in that period’s net sales. Market trends, competitive pressures, commoditization of products, increased component or shipping costs, increased or prolonged periods of inflation, regulatory conditions and other factors may also result in reductions in revenue or pressure on the gross profit margins in a given period. The varying nature of our product, customer and geographic mix between periods has historically materially impacted our net sales and gross profit between periods during certain recessionary times, and may lead to difficulties in measuring the potential impact of market conditions, regulatory changes and/or other factors on our business. As a result, we may be challenged in our ability to forecast our future operating results.
Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.
The reporting currency for our financial statements is the U.S. dollar. However, a large portion of our net sales (approximately 77% in 2024) are generated by our non-U.S. operations, which means that we have net sales, substantial assets, liabilities and costs denominated in currencies other than the U.S. dollar. To prepare our Consolidated Financial Statements, we must translate those sales, assets, liabilities and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows and liquidity. There can be no assurance that the techniques we employ to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, will be effective risk management strategies, and our financial condition or results of operations could be adversely impacted.
Our Credit Agreement and other debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Agreement, the indenture governing our 3.875% USD Notes due 2028 and other debt agreements contain restrictive clauses, which may limit our operational and financial flexibility, including, among other things, our ability to grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, our Credit Agreement contains customary remedies, including the right of the lenders to take action with respect to the collateral securing outstanding loans, that would apply should we default or otherwise be unable to satisfy our debt obligations. To the extent an event of default occurs, we may not be able to borrow under the Credit Agreement and therefore, may not be able to pursue certain business initiatives or certain transactions that might otherwise be advantageous, meet extraordinary capital needs, finance future operations, plan for or react to market conditions, or otherwise take actions that we believe are in the best interest of our businesses. As a result, our business prospects, financial condition or results of operations may be adversely impacted.
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
Our Credit Agreement provides for senior secured credit facilities in an initial aggregate principal amount of $1.42 billion, consisting of term loans B-3 of $1.04 billion maturing in 2030 and a revolving facility of $375 million maturing in 2027. At December 31, 2024, we had $1.04 billion outstanding under the term loans and full availability of our unused borrowing capacity of $368 million, net of letters of credit, under the revolving facility. We and our subsidiaries may incur significant additional indebtedness in the future. Although our Credit Agreement and the indenture governing our 3.875% USD Notes due 2028 contain restrictions with respect to the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. In addition, subject to specified conditions, without the consent of the then-existing lenders, we may add certain incremental term loans or revolving credit facilities, or increase commitments under our revolving credit facility, by up to the sum of (x) the greater of (i) $460 million and (ii) 100% of our consolidated EBITDA, less certain amounts of indebtedness, and (y) an unlimited amount of secured or unsecured incremental debt if, on a pro forma basis, our total first lien net leverage ratio does not exceed certain levels (as described in the Credit Agreement).
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
•downgrade of our credit rating, which would increase our cost of borrowing and make it more difficult for us to raise capital in the future;
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
As a result of our historical acquisitions, as of December 31, 2024, we had approximately $2.86 billion of intangible assets and goodwill. Under GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. For example, considering Graphics Solutions' lower than expected results, we conducted an interim impairment test on this reporting unit in the third quarter of 2023 which resulted in an impairment charge of $80.0 million. Other indicators that may signal that an asset has become impaired include changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, prolonged decline in the value of our stock price, unanticipated competitive activities, change in consumer demand, loss of key personnel and/or acts by governments and judicial courts. To the extent any of our acquired assets do not perform as anticipated, the value of such assets may be negatively affected. As a result, we may be required to record impairment charges, which could be substantial and negatively impact our results of operations and financial position.
GENERAL RISKS
If we experience a significant disruption in our information technology systems or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
We depend on information technology systems throughout the Company to, among other functions, control our manufacturing processes, process orders and bill, collect and make payments, interact with customers and suppliers, manage inventory and otherwise conduct business. We also depend on these systems to respond to customer inquiries, implement our overall internal control processes and maintain records of our property, plant and equipment. The failure of our information technology systems to perform as we anticipate, including as a result of significant network or power outages, could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues, which could adversely impact our ability to provide quotes, receive and fulfill customer orders and otherwise run our business in a timely manner. As a result, our competitive position and results of operations could be adversely affected.
Material cybersecurity-related events may materially disrupt our operations and harm our reputation and results of operations.
Information technology security threats, including security breaches, computer malware, cyber-attacks and other unauthorized access attempts are increasing, in both frequency and sophistication. Any such disruption, if successful, could result in data leaks or otherwise compromise confidential, proprietary and/or business critical information, cause a disruption in our operations or harm our reputation and results of operations. As previously announced, we have in the past experienced a cyber intrusion and may in the future be subject to additional intrusion events. There can be no assurance that the controls and procedures that we put in place will be sufficient or adequate to protect us. Further, as cyber threats are continually evolving, we may be required to devote additional resources to modify or enhance our systems in the future. Additionally, as we increase the use of artificial intelligence ("AI") tools in our operations, the risk of unauthorized access to, improper release of, and fabrication by AI of incorrect or incomplete information relating to, our sensitive data, may increase. Any such breaches or compromises of data, and/or misappropriation of information could result in violation of privacy and other laws, litigation, fines, negative publicity, loss of investor confidence, lost sales, business delays, indemnity obligations and/or material costs not covered by insurance, any of which could have a material adverse effect on our business, financial condition or results of operations.
Corporate responsibility, specifically related to ESG matters, may impose additional costs and expose us to new risks.
Increasing focus on ESG matters requires that we devote significant time and resources on ESG tracking and reporting, including the continuous monitoring of various and evolving standards and progress toward our published sustainability goals. Certain organizations, which provide corporate governance and risk information to stockholders, have developed, and others may in the future develop, scores and ratings to evaluate companies based upon their ESG metrics and disclosures. Certain investors, particularly institutional investors, use these scores to benchmark companies and make investment and/or voting decisions. In this rapidly evolving ESG disclosure context, we may face reputational risk if we don't successfully execute our ESG strategy and/or if our ESG disclosures do not meet the standards or requirements set by our constituencies.
Further, requirements for tracking and reporting ESG matters continue to multiply, and our processes and controls for reporting across our operations and supply chain are evolving in accordance with multiple disparate standards, in the U.S. and in foreign countries. These new disclosure requirements, which include climate bills in California, the EU's recently adopted CSRD, its transposition in E.U. countries, the E.U. Taxonomy for sustainable activities, and any final rules that may be approved by the SEC, may negatively impact our business by diverting time, focus and resources. As the interpretation and guidance related to these new requirements evolve over time, significant revisions may need to be made to our methodologies for reporting ESG data, previously reported ESG metrics, our existing sustainability goals, reported progress in achieving such goals, or our ability to achieve them in the future. Evolving environmental and climate laws or regulations could also lead to new or additional investment in product designs, incremental operating expenses and increased environmental expenditures in order to ensure compliance. We expect these ESG disclosure and regulatory trends to continue, and the ultimate cost related to reporting and, where required, compliance could be material.
We have numerous equity instruments outstanding that could require the future issuance of additional shares of common stock, which issuance could result in significant dilution of ownership interests and have an adverse effect on our stock price.
Upon stockholders' approval on June 4, 2024, our 2024 Plan replaced our 2013 Plan, under which no further awards can be granted. However, outstanding awards under our 2013 Plan continue to vest in accordance with their terms and those of the 2013 Plan. Under our new 2024 Plan, an additional 10,000,000 shares were reserved for issuance in connection with the vesting of equity-based awards to be granted to our officers, other employees and directors. This number of shares will be increased by the number of shares subject to awards under our 2013 Plan which are forfeited, cancelled, expired or otherwise terminated.
The issuance of additional shares upon satisfaction of the applicable vesting conditions under the 2013 Plan or the 2024 Plan could result in a stockholder's percentage ownership being diluted. At December 31, 2024, the aggregate equity-based awards outstanding under both plans were as follows:
•3,939,584 RSUs with each RSU representing a contingent right to receive one share of our common stock or, for performance-based RSUs, multiple shares depending upon the underlying performance metrics and our performance during the applicable performance period; and
•367,704 options which are all vested and exercisable at any time at the option of the holder to purchase shares of our common stock, on a one-for-one basis.
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
Future issuances or sales of our common stock or preferred stock may depress the price of our common stock.
The issuance of substantial amounts of shares of our common stock, including shares issued in connection with acquisitions, could cause significant dilution to holders of our common stock. In addition, the sale in the market of those newly-issued shares, or shares held by our executive officers, directors or significant stockholders, may cause the market price of our common stock to decline. In turn, decline in our stock price may make it more difficult for us to finance acquisitions with shares of common stock and/or sell additional equity or equity-related securities in future offerings at a time and price we deem necessary or appropriate; which all may further depress the price of our common stock.
In addition, our Board of Directors is authorized to issue preferred stock in one or more series and may determine the terms of such future preferred stock offerings without stockholder approval, such as the number of shares constituting each series as well as their respective designations, powers, preferences, rights, qualifications, limitations and restrictions, including dividend rights, conversion or exchange rights, voting rights, redemption rights and terms, and liquidation preferences. The issuance of preferred stock could affect the rights of our common stockholders or reduce the value of shares of common stock they hold.
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
Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our debt obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans, in particular from MacDermid, Incorporated. As a result, we are dependent on the income generated by our subsidiaries, and to some degree on our ability to repatriate earnings from our foreign operations effectively, to meet our debt service obligations, expenses and operating cash requirements or to pay dividends or repurchase shares of our common stock. For example, the amount of dividends, if any, which may be paid to us by our subsidiaries depends on many factors, including our subsidiaries' results of operations and financial condition, limits on dividends or otherwise under applicable law and their constitutional documents, documents governing their indebtedness, and other factors which may be outside our control. If our subsidiaries are unable to generate sufficient cash flows or if we are unable to repatriate earnings effectively, or if we are unable to do so without incurring substantial costs, we may be unable to service our debt obligations, pay our expenses and/or meet our operating cash requirements or to make future dividend payments or shares repurchases, if any.
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
Natural or human-induced disasters, such as earthquakes, tsunamis, floods, hurricanes, cyclones or typhoons, fires, power or water shortages, telecommunications failures, terrorist acts, civil unrest, conflicts or wars, and epidemics, pandemics or other health crises, such as the COVID 19 pandemic, could seriously harm our operations as well as the operations of our customers and suppliers. Among other impacts, these events could limit our ability to access the quantity and quality of raw materials we need and/or increase the price of these materials as worldwide supply and demand may be seriously impacted. In addition, extreme weather, natural disasters or other unexpected events could result in physical damage to, and closure of, one or more of our manufacturing or sale facilities, temporary or long-term disruption in our supply chain and/or disruption of our ability to deliver products and services to our customers and/or increase the risk of chemical spills, other discharges or releases of toxic or hazardous substances or pipeline ruptures, all of which could in turn adversely affect our operations, financial condition, reputation and/or stock price. Current or future business continuity plans and insurance arrangements may not provide protection against property damage, loss of business or increased costs that may arise from such events, particularly if these are catastrophic in nature or occur in combination. We believe climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Further, the long-term effects of climate change on general economic conditions are unclear, and changes in the supply or demand of our products, or available sources of the raw materials we use in our manufacturing processes, may affect the availability or cost of our products.
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
Our information security program is led by our Chief Information Security Officer (CISO) who manages a global information security team responsible for assessing and mitigating cyber-related threats. The cybersecurity expertise of our CISO and his team includes information security management as well as governance, risk and compliance (GRC) roles, hands-on cyber incident response experience, forensic and network intrusion investigations and security risk assessments.
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
Item 2. Properties
At December 31, 2024, our physical presence included 51 manufacturing sites, of which 12 included research facilities, and 9 stand-alone research centers. Of our manufacturing facilities, 8 were located in the U.S. with the remaining international facilities located primarily in Asia and Europe. We owned 26 of our manufacturing facilities, of which 6 included research facilities, and 2 stand-alone research centers. In addition to the remaining manufacturing and research facilities, we leased the majority of our office, warehouse and other physical locations. Among our two segments, Electronics and Industrial & Specialty utilize 21 and 17 of our manufacturing facilities, respectively, with the remaining 13 manufacturing facilities being shared between the two segments.
We believe that all of our significant facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes. See Note 7, Property, Plant and Equipment, Net, to the Consolidated Financial Statements included in this 2024 Annual Report for amounts invested in land, buildings, machinery, and equipment, and Note 17, Leases, to the Consolidated Financial Statements included in this 2024 Annual Report for information about our operating lease commitments.
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
In addition, we are involved in various claims relating to environmental matters at current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 18, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2024 Annual Report.

Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ESI.” On February 14, 2025, there were approximately 154 registered holders of record of our common stock, par value $0.01 per share, and the closing price of our common stock was $26.13.
Dividends
We declared and paid cash dividends on our common stock of $78.2 million, $77.4 million and $78.4 million during the years ended December 31, 2024, 2023 and 2022, respectively.
On February 12, 2025, our Board declared a cash dividend of $0.08 per outstanding share of our common stock. The dividend is expected to be paid on March 17, 2025 to stockholders of record at the close of business on March 3, 2025.
We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Standard and Poor's 500 Index and the S&P 500 Specialty Chemicals Index from December 31, 2019 through December 31, 2024, assuming a $100 investment in our common stock on December 31, 2019 and the reinvestment of all dividends thereafter.

Indexed Stock Performance
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
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
Equity Compensation Plan Information
The information regarding our equity compensation plans will be included in the 2025 Proxy Statement under the heading "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2024 Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2024 Annual Report and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2024 Annual Report. “Overview” and "2024 Highlights" briefly present our business and certain significant events addressed in this section or elsewhere in this 2024 Annual Report. This 2024 Annual Report should be read in its entirety for a complete description of our business and discussion of these events.
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
Our operations are organized into two segments: Electronics and Industrial & Specialty. In 2024, we achieved net sales of $2.46 billion, to which our Electronics and Industrial & Specialty segments contributed approximately 64% and 36%, respectively.
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
2024 Corporate Activity
•Portfolio Optimization - On September 1, 2024, we agreed to sell our flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million. MacDermid Graphics Solutions constitutes substantially all of our Graphics Solutions business within our Industrial & Specialty segment. The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and adjustments.
•Improved Balance Sheet through Debt and Interest Rate Reduction - In October 2024, we completed the syndication of $1.04 billion of new term loans B-3 which resulted in an interest rate reduction of 25 basis points to SOFR plus a spread 1.75% per annum. In connection with this repricing, we fully paid down our $1.14 billion term loans B-2, therefore reducing our borrowings under the Credit Agreement by $100 million. The net proceeds of the new term loans and cash on hand were used to prepay in full our term loans B-2.
•Cash Dividends - During the year ended December 31, 2024, approximately $78.2 million was returned to our stockholders in the form of cash dividends.

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
Foreign Currency Exposure
In 2024, approximately 77% of our net sales originated outside of the U.S. and were denominated in numerous currencies, including the euro and Chinese yuan. Therefore, fluctuations in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance. Foreign exchange translation negatively impacted our 2024 net sales performance by approximately 2%.
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
We consider the accounting estimates discussed below to be critical to the understanding of our financial statements and involve difficult, subjective or complex judgments that could potentially affect our reported results. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2024 Annual Report for a detailed discussion of the application of these and other accounting policies.
Goodwill
Goodwill is tested for impairment at the reporting unit level annually in the fourth quarter, or when events or changes in circumstances indicate that goodwill might be impaired using either a qualitative or quantitative approach. Our reporting units are determined based upon our organizational structure in place at the date of the goodwill impairment test.

We may elect to first assess qualitative factors to determine whether it is more likely than not (greater than 50%) that the fair value of a reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting units. If we do not perform a qualitative assessment, or if the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative test.

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
In 2024, the estimated fair value of our reporting units was considered to be substantially in excess of their respective carrying value.
See Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements included in this 2024 Annual Report for additional information.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this 2024 Annual Report.
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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this 2024 Annual Report and not to rely on any single financial measure to evaluate our business.
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
For a reconciliation of "Net income" to Adjusted EBITDA and more information about the adjustments made, see Note 22, Segment Information, to the Consolidated Financial Statements included in this 2024 Annual Report.

Results of Operations

			Change - 2024 vs 2023				Change - 2023 vs 2022
(dollars in millions)	2024	2023	Reported	Constant Currency	Organic	2022	Reported	Constant Currency	Organic
Net sales	$2,456.9	$2,333.2	5%	7%	4%	$2,549.4	(8)%	(7)%	(5)%
Cost of sales	1,421.2	1,414.7	0%	2%		1,596.7	(11)%	(10)%
Gross profit	1,035.7	918.5	13%	14%		952.7	(4)%	(2)%
Gross margin	42.2%	39.4%	280 bps	270 bps		37.4%	200 bps	220 bps
Operating expenses	691.8	744.9	(7)%	(6)%		627.4	19%	19%
Operating profit	343.9	173.6	98%	(nm)		325.3	(47)%	(41)%
Operating margin	14.0%	7.4%	660 bps	680 bps		12.8%	(540) bps	(480) bps
Other expense, net	(56.2)	(44.5)	26%			(53.3)	(16)%
Income tax expense	(44.8)	(13.0)	244%			(85.8)	(85)%
Net income from continuing operations	242.9	116.1	(nm)			186.2	(38)%
Income from discontinued operations, net of tax	1.6	2.1	(26)%			1.8	19%
Net income	$244.5	$118.2	(nm)			$188.0	(37)%
Net income margin	10.0%	5.1%	490 bps			7.4%	(230) bps

Adjusted EBITDA	$534.7	$482.3	11%	13%		$526.6	(8)%	(6)%
Adjusted EBITDA margin	21.8%	20.7%	110 bps	120 bps		20.7%	0 bps	20 bps
(nm) Calculation not meaningful.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net Sales
Net sales for 2024 increased 5% on a reported basis, 7% on a constant currency basis and 4% on an organic basis. Electronics' consolidated results were positively impacted by $59.7 million of pass-through metals pricing and $8.1 million of acquisitions and Industrial & Specialty's consolidated results were positively impacted by $0.5 million of acquisitions.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Year ended December 31,		% Change
(dollars in millions)	2024	2023	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$782.8	$726.1	8%	2%	10%	(8)%	—%	1%
Circuitry Solutions	470.7	424.3	11%	1%	12%	—%	—%	12%
Semiconductor Solutions	307.9	264.3	17%	1%	18%	—%	(3)%	14%
Total	$1,561.4	$1,414.7	10%	1%	12%	(4)%	(1)%	7%

Industrial & Specialty:
Industrial Solutions	$666.4	$699.0	(5)%	2%	(2)%	—%	0%	(2)%
Graphics Solutions	146.2	142.7	2%	1%	3%	—%	—%	3%
Energy Solutions	82.9	76.8	8%	0%	8%	—%	—%	8%
Total	$895.5	$918.5	(3)%	2%	(1)%	—%	0%	(1)%

Total	$2,456.9	$2,333.2	5%	2%	7%	(3)%	0%	4%
NOTE: Totals may not sum due to rounding.
Electronics' net sales for 2024 increased 10% on a reported basis, 12% on a constant currency basis and 7% on an organic basis.
•Assembly Solutions: net sales increased 8% on a reported basis and 1% on an organic basis. Pass-through metals pricing had a positive impact of 8% on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to demand improvement in consumer, mobile and computer end markets, offset by weakness in broader industrial and automotive end markets.
•Circuitry Solutions: net sales increased 11% on a reported basis and 12% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand in the AI and data center end markets, electric vehicles in China and the mobile phone end market.
•Semiconductor Solutions: net sales increased 17% on a reported basis and 14% on an organic basis. The reacquired ViaForm Distribution Rights and the Kuprion Acquisition had a positive impact of 3% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand for wafer level packaging products in Asia and growth from new customers in power electronics. The prior year was negatively impacted by lower ViaForm sales as we transitioned from our prior distributor.
Industrial & Specialty's net sales for 2024 decreased 3% on a reported basis, 1% on a constant currency basis and 1% on an organic basis.
•Industrial Solutions: net sales decreased 5% on a reported basis and 2% on an organic basis. Acquisitions had an immaterial impact on reported net sales. Foreign exchange had a negative impact of 2% on reported net sales. The decrease in organic net sales was primarily due to continued lower demand in the automotive end market, lower commodity surcharges in 2024 when compared to 2023 as well as demand softness in construction and industrial end markets. Both periods included an equipment sale for a new production line under a multi-year chemistry sales agreement with an automotive customer.

•Graphics Solutions: net sales increased 2% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand for flexographic plates and new business in Latin America partially offset by lower newspaper net sales.
•Energy Solutions: net sales increased 8% on a reported basis and 8% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to price improvement and a continued increase in drilling and energy production activity from higher utilization rates.
Gross Profit

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Reported	Constant Currency
Gross profit:
Electronics	$652.5	$558.2	17%	18%
Industrial & Specialty	383.2	360.3	6%	8%
Total	$1,035.7	$918.5	13%	14%

Gross profit margin:
Electronics	41.8%	39.5%	230 bps	220 bps
Industrial & Specialty	42.8%	39.2%	360 bps	360 bps
Total	42.2%	39.4%	280 bps	270 bps
Electronics' gross profit for 2024 increased 17% on a reported basis and 18% on a constant currency basis. The constant currency increase in gross profit was primarily driven by higher net sales, favorable product mix from growth in higher margin products, particularly in Asia, and lower raw material costs. The increase in gross margin was primarily due to favorable product mix from growth in higher margin products, the recaptured margin on ViaForm Distributions Rights and lower raw material costs.

Industrial & Specialty's gross profit for 2024 increased 6% on a reported basis and 8% on a constant currency basis. The constant currency increase in gross profit was primarily driven by lower raw material costs in the Industrial Solutions business combined with higher net sales in the Graphics Solutions and Energy Solutions businesses. The increase in gross margin was primarily due to growth in our higher margin Energy Solutions business, favorable product mix and lower commodity surcharge-based revenue in our Industrial Solutions business.
Operating Expenses

	Year ended December 31,		Change
(dollars in millions)	2024	2023	Reported	Constant Currency
Selling, technical, general and administrative	$628.8	$596.8	5%	6%
Research and development	63.0	68.1	(8)%	(7)%
Goodwill impairment	—	80.0	(nm)	(nm)
Total	$691.8	$744.9	(7)%	(6)%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.6%	25.6%	0 bps	(20) bps
Research and development	2.6%	2.9%	(30) bps	(40) bps
Goodwill impairment	—%	3.4%	(nm)	(nm)
Total	28.2%	31.9%	(370) bps	(400) bps
(nm) Calculation not meaningful.

During the third quarter of 2023, we recorded an impairment charge in our Industrial & Specialty segment of $80.0 million related to our Graphics Solutions reporting unit. See Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for further information.
Operating expenses for 2024 decreased 7% on a reported basis and 6% on a constant currency basis. Excluding the goodwill impairment charge discussed above, operating expenses for 2024 increased 4% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by $19.8 million of higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results, $12.2 million of costs related to the MGS Transaction, higher personnel costs and $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition in the first quarter of 2024. This was partially offset by a 2023 expense of $15.7 million for research and development costs associated with the purchase accounting related to the Kuprion Acquisition. See Note 4, Acquisitions, to the Consolidated Financial Statements for further information regarding the Kuprion Acquisition research and development costs.
Other (Expense) Income, net

	Year Ended December 31,
(dollars in millions)	2024	2023
Interest expense, net	$(56.3)	$(49.3)
Foreign exchange gains	25.1	7.9
Other expense, net	(25.0)	(3.1)
Total	$(56.2)	$(44.5)
Interest expense, net

Interest expense, net increased $7.0 million primarily due to a higher effective interest rate on our term loans B-2 (which were outstanding from December 18, 2023 through October 15, 2024 when the term loans B-2 were fully prepaid) when considering the impact of our interest rate swaps and cross currency swaps, partially offset by higher interest income.
Foreign exchange gains

For the year ended December 31, 2024, the fluctuations in foreign exchange gains were primarily driven by the remeasurement of intercompany loans.
Other expense, net
Other expense, net for 2024 included an $11.4 million impairment of an available-for-sale debt security, $11.0 million of net losses associated with metals derivative contracts ($15.4 million of realized losses and $4.4 million of unrealized gains) and $2.6 million of charges due to highly inflationary accounting for our operations in Turkey, partially offset by $0.2 million of debt refinancing gains related to the prepayment of our then existing term loans B-2. See Note 12, Debt, to the Consolidated Financial Statements for further discussion of the debt refinancing costs.
Other expense, net for 2023 included $7.0 million of charges due to highly inflationary accounting for our operations in Turkey, $2.3 million of debt refinancing costs related to the prepayment of our then existing term loans B-1 and term loans A and $0.1 million of net losses associated with metals derivative contracts ($1.3 million of realized losses and $1.2 million of unrealized gains).
The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business and are intended to mitigate the impact associated with fixed price agreements with our customers or commodity price movement after inventory is purchased on Gross Profit. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further discussion of these derivative instruments.
Income Tax
The income tax expense for 2024 totaled $44.8 million, as compared to $13.0 million in 2023. Our tax expense for 2024 was lower than the U.S. statutory tax rate primarily driven by a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, release of valuation allowances and deductions for FDII, with offsets from withholding taxes, tax attribute expirations and the impact of changes to the geographical mix of earnings.

The rate for 2024 includes a benefit associated with the release of valuation allowances of $40.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released as the Company expects improved profitability in its U.K. business and a shift to a three-year cumulative income position. The Company determined there was sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, as of December 31, 2024, select U.K. net deferred tax assets will be realized. These expectations are based on actual results, management's assessment of projected future taxable income, and expected utilization of net operating losses and tax carryforwards.

During the third quarter of 2024, an internal restructuring of the Graphics business was completed which resulted in the recognition of a capital gain of $208 million. This gain was offset by capital losses generated in 2024 totaling $10.1 million and capital loss carryforwards of $198 million. The capital gain provided income of the appropriate character to support the release of a valuation allowance on the amount of the capital loss carryforward utilized. The remaining unused capital loss carryforward with a full valuation allowance expired at the close of 2024. The capital gain also resulted in a higher interest expense deduction and consequentially a lower deduction for FDII and lower utilization of certain foreign tax credits before expiration. In addition, the gain on the internal restructuring resulted in a step-up in tax basis and the Company recorded a deferred tax asset of $22.5 million on the excess of stock tax basis over book basis due to subsequent held for sale classification. As of the balance sheet date there is no objectively verifiable evidence supporting income of appropriate character to realize this tax benefit, therefore a valuation allowance has been recorded against this deferred tax asset. Due to the status of the MGS Transaction it is reasonably possible the status of this deferred tax assets and related valuation allowance are subject to change due to one or more future confirming events.

During 2024, the Company finalized the 2023 consolidated U.S. federal income tax return along with prior years amended federal corporate income tax returns related to crediting foreign taxes including the return-to-provision true-up of foreign tax credits, valuation allowances and prior year one-time benefit.

The income tax expense for 2023 was lower than the U.S. statutory rate mainly due to a benefit of $34.2 million related to changing an election to credit foreign taxes from our previous position of deducting foreign taxes. This is comprised of a $37.3 million impact of amending prior U.S. tax returns offset by $3.1 million from the increase to the valuation allowances on foreign tax credit carryforwards. In addition, the election to credit foreign taxes for the fiscal 2023 year resulted in an incremental $8.2 million of tax expense reduction.

For additional information see Note 11, Income Taxes, to the Consolidated Financial Statements included in this 2024 Annual Report.

Segment Adjusted EBITDA Performance

	Year Ended December 31,		Change
(dollars in millions)	2024	2023	Reported	Constant Currency
Net income:
Total	$244.5	$118.2	107%

Adjusted EBITDA:
Electronics	$361.5	$317.7	14%	16%
Industrial & Specialty	173.2	164.6	5%	8%
Total	$534.7	$482.3	11%	13%

Net income margin:
Total	10.0%	5.1%	490 bps

Adjusted EBITDA margin:
Electronics	23.1%	22.5%	60 bps	80 bps
Industrial & Specialty	19.3%	17.9%	140 bps	160 bps
Total	21.8%	20.7%	110 bps	120 bps
Electronics' Adjusted EBITDA for 2024 increased 14% on a reported basis and 16% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to favorable product mix and growth in the Circuitry and Semiconductor Solutions businesses.
Industrial & Specialty's Adjusted EBITDA for 2024 increased 5% on a reported basis and 8% on a constant currency basis. The constant currency increase was primarily driven by higher gross profits related to lower raw material costs and growth in our higher margin Energy Solutions business.
See Note 22, Segment Information, to the Consolidated Financial Statements for the reconciliation of "Net income" to Adjusted EBITDA.
Comparison of Fiscal Years 2023 and 2022
For the comparison of fiscal years 2023 and 2022, see "Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2023 Annual Report on Form 10-K and incorporated by reference into this 2024 Annual Report.
Liquidity and Capital Resources
Our primary sources of liquidity during 2024 were the proceeds from the syndication of our new term loans B-3 of approximately $1.04 billion as well as available cash generated from operations. Our primary uses of cash and cash equivalents were to prepay approximately $1.14 billion of debt outstanding, pay cash dividends and fund operations including working capital and capital expenditures. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the fourth quarter of 2024, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
For the full year 2025, we expect our capital expenditures to be approximately $65.0 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.

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
During 2024, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business and cost-efficient access to those funds. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $359 million of cash and cash equivalents at December 31, 2024, $224 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Cash provided by operating activities	$362.0	$333.6	$295.9
Cash used in investing activities	$(73.8)	$(250.2)	$(75.2)
Cash used in financing activities	$(206.6)	$(58.7)	$(275.6)
Year Ended December 31, 2024 compared to Year Ended December 31, 2023
Operating Activities
The increase in net cash flows provided by operating activities of $28.4 million was primarily driven by higher cash operating profits (net income adjusted for non-cash items) partially offset by higher levels of working capital.
Investing Activities
In 2024, we paid approximately $15.7 million of higher capital expenditures compared to 2023 due to increased activity on several multi-year growth projects in 2024 as these projects neared completion. In 2023, we paid approximately $193 million in connection with the reacquired ViaForm Distribution Rights and $15.9 million in connection with the Kuprion Acquisition.
Financing Activities
In October 2024, we received proceeds of approximately $1.04 billion from the syndication of our new term loans B-3 which were used to prepay our then outstanding $1.14 billion term loans B-2 reducing gross debt by $100 million. During 2024, we also paid $78.2 million of cash dividends on shares of our common stock and $7.6 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
In the second quarter of 2023, we borrowed $150 million of incremental term loans A under our senior credit facility to finance the reacquired ViaForm Distribution Rights. In December 2023, we received proceeds of approximately $1.15 billion from the syndication of our term loans B-2 which were used to prepay our then outstanding $1.11 billion term loans B-1 and $150 million term loans A reducing gross debt by $105 million. During 2023, we also paid $77.4 million of cash dividends on shares of our common stock and $7.7 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
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
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 7.0% and 3.1% for our Domestic and Foreign Pension Plans, respectively, to determine our net periodic pension expense for 2024. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields and expected future pension benefit payments. Discount rates of 5.6% and 3.1% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2024, compared to rates of 5.0% and 3.1% established for those respective plans at December 31, 2023. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase in the discount rate would increase the pension plan expense by approximately $0.7 million and decrease the pension benefit obligation by approximately $14.0 million, whereas a one percent decrease in the discount rate would decrease the pension plan expense by approximately $0.9 million and increase the pension benefit obligation by approximately $16.7 million.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets. Our investment policies attempt to achieve a mix of approximately 95% of plan investments for liability-matching, 3% for long-term growth, and 2% for near-term benefit payments. The weighted average asset allocation of the Domestic Pension Plan was 95% fixed income holdings, 3% equity securities and derivatives and 2% cash at December 31, 2024.
The Domestic Pension Plans were overfunded by $2.3 million at December 31, 2024 compared to underfunded by $8.2 million at December 31, 2023. The increase in the funding position was primarily driven by $11.0 million of actuarial gains due to changes in plan assumptions and experience and a $7.1 million return on plan assets partially offset by $8.4 million of interest costs.
The Foreign Pension Plans were underfunded by $12.9 million at December 31, 2024 compared to $14.8 million at December 31, 2023.
We are not required to make any material plan contributions in 2025. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities and Senior Notes
At December 31, 2024, we had $1.82 billion of indebtedness, net of unamortized discounts and debt issuance costs of $14.8 million, which primarily included:
•$1.04 billion of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $390 million at December 31, 2024 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At December 31, 2024, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risk associated with our long-term debt and other financing commitments. At December 31, 2024, we had total debt of $1.82 billion, net of unamortized discounts and debt issuance costs of $14.8 million, including approximately $1.04 billion of variable interest rate debt based on the one-month Secured Overnight Financing Rate (SOFR).

We use interest rate swaps and cross-currency swaps designed to reduce our exposure to interest rate risk and foreign currency risk. We designated the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. These swaps effectively convert our outstanding term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps. The net result of these hedges was an interest rate of approximately 3.0% at December 31, 2024 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. See Note 13, Financial Instruments, to the Consolidated Financial Statements included in this 2024 Annual Report for additional information.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties. The credit exposure related to these financial instruments is considered in the fair values of such contracts. We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis. At December 31, 2024, we believe that our exposure to counterparty risk was immaterial.
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, our financial reporting currency. In 2024, approximately 77% of our net sales were generated outside of the U.S. Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable. Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. dollar and the following currencies: euro and Chinese yuan. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. dollar. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings.
We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges designed to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to mitigate our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. At December 31, 2024, the aggregate U.S. dollar notional amount of foreign currency forward contracts totaled $104 million. None of these foreign currency forward contracts were designated as hedges for accounting purposes. Their fair value at December 31, 2024 was a $0.9 million net current asset, and the net realized and unrealized losses on such contracts for 2024 totaled $4.1 million.
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
Periodically, we employ forward metals contracts or other financial instruments to hedge commodity price or other price risks. Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases. We continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. At December 31, 2024, the aggregate U.S. dollar notional amount of metals futures contracts, none of which were designated as hedges for accounting purposes, totaled $55.3 million. The fair value of the metals forward contracts at December 31, 2024 was a $3.2 million net current asset and net realized and unrealized losses on such contracts for 2024 totaled $11.0 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2024 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that at December 31, 2024 our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at December 31, 2024 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2024 Annual Report.
Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), as required by Rule 13a-15(d) under the Exchange Act, there have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Director and Officer 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item related to the executive officers, directors, Audit Committee of the Board and insider trading policies and procedures of the Company will be included in the 2025 Proxy Statement under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Corporate Governance," and is incorporated by reference into this 2024 Annual Report.
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
Item 11. Executive Compensation
The information required by this item will be included in the 2025 Proxy Statement under the headings "Director Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee," "Executive Compensation Tables" and "Corporate Governance - Compensation Committee interlocks and Insider Participation," and is incorporated by reference into this 2024 Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2025 Proxy Statement under the headings "Security Ownership" and "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2024 Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2025 Proxy Statement under the headings "Corporate Governance - Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence," and is incorporated by reference into this 2024 Annual Report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2025 Proxy Statement under the headings "Report of the Audit Committee" and "Proposal 3 - Ratification of Independent Registered Public Accounting Firm for 2025," and is incorporated by reference into this 2024 Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2024 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
3.1(a)	Certificate of Incorporation, dated January 22, 2014	S-4 POS	333-192778	3.1	1/24/2014
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2014	8-K	001-36272	3.1	6/13/2014
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated January 31, 2019	8-K	001-36272	3.1	2/5/2019
3.2	Amended and Restated By-laws	10-Q	001-36272	3.2	4/27/2023
4.1	Specimen Common Stock certificate	8-K	001-36272	4.1	2/5/2019
4.2	Description of Common Stock	10-K	001-36272	4.2	2/23/2022
4.3	Indenture, dated as of August 18, 2020, among the Company, the guarantors named therein and the Trustee	8-K	001-36272	4.1	8/18/2020
4.4	Form of 3.875% senior notes due 2028 (Exhibit A)	8-K	001-36272	A to 4.01	8/18/2020
10.1**	Credit Agreement, dated as of January 31, 2019, by and among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	2/5/2019
10.2**	Amendment No.1 to Credit Agreement, dated November 26, 2019, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	12/3/2019
10.3**	Amendment No. 3 to Credit Agreement, dated September 1, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	8-K	001-36272	10.1	9/1/2021
10.4**	Amendment No.4 to Credit Agreement, dated December 17, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	10-K	001-36272	10.4	2/23/2022

		Incorporated by Reference				Included in this 2024 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.5**	Amendment No.6 and Joinder to Credit Agreement, dated November 15, 2022, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent	8-K	001-36272	10.1	11/15/2022
10.6**	Amendment No. 7 to Credit Agreement, dated June 1, 2023, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A, as administrative and collateral agent	8-K	001-36272	10.1	6/5/2023
10.7**	Amendment No.8 to Credit Agreement, dated December 18, 2023, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	12/22/2023
10.8**	Amendment No.9 to Credit Agreement, dated October 15, 2024, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	10/18/2024
10.9**	Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid Incorporated, and the subsidiaries of the Company from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	8-K	001-36272	10.2	2/5/2019
10.10†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.2	8/2/2019
10.11†	Element Solutions Inc 2024 Incentive Compensation Plan	DEF14A	001-36272	Appendix A	4/19/2024
10.12†	Element Solutions Inc 2024 Employee Stock Purchase Plan	DEF14A	001-36272	Appendix A	4/21/2023
10.13†	Form of Restricted Stock Unit Agreement	10-K	001-36272	10.7	2/25/2021
10.14†	Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	001-36272	10.9	2/25/2021
10.15†	Form of Non-Qualified Stock Option Agreement	8-K	001-36272	10.3	3/25/2016
10.16†	Form of Incentive Stock Option Agreement	10-K	001-36272	10.23	2/28/2019
10.17†	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.18†	Form of Change in Control Agreement	10-K	001-36272	10.2	2/23/2022

		Incorporated by Reference				Included in this 2024 Annual Report
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date
10.19	Advisory Services Agreement, dated October 31, 2013, by and between Element Solutions Inc (f/k/a Platform Specialty Products Corporation) and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
10.20	Letter Agreement, dated December 20, 2023, by and between the Company and Michael Goralski	10-K	001-36272	10.19	2/21/2024
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14.1	2/28/2019
19.1	Element Solutions Inc Insider Trading Policy					X
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Element Solutions Inc Executive Officer Clawback Policy	10-K	001-36272	97.1	2/21/2024
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents					X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Furnished herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
†	Management contract or compensatory plan or arrangement.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Benjamin H. Gliklich	Director, President and Chief Executive Officer	February 19, 2025
Benjamin H. Gliklich	(Principal Executive Officer)

/s/ Carey J. Dorman	Executive Vice President and Chief Financial Officer	February 19, 2025
Carey J. Dorman	(Principal Financial Officer)

/s/ Michael Russnok	Chief Accounting Officer	February 19, 2025
Michael Russnok	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Executive Chairman of the Board	February 19, 2025
Sir Martin E. Franklin

/s/ Ian G.H. Ashken	Director	February 19, 2025
Ian G.H. Ashken

/s/ Elyse Filon	Director	February 19, 2025
Elyse Filon

/s/ Christopher T. Fraser	Director	February 19, 2025
Christopher T. Fraser

/s/ Michael F. Goss	Director	February 19, 2025
Michael F. Goss

/s/ E. Stanley O’Neal	Director	February 19, 2025
E. Stanley O'Neal

/s/ Susan W. Sofronas	Director	February 19, 2025
Susan W. Sofronas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Element Solutions Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Element Solutions Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation Allowance Assessment of U.K. Deferred Tax Assets

As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded $241.8 million of deferred tax assets as of December 31, 2024, net of valuation allowances of $69.5 million. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will be more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in this assessment. The Company expects improved profitability in its U.K. business and a shift to a three-year cumulative income position. These expectations are based on actual results, management’s assessment of projected future taxable income, and expected utilization of net operating losses and tax carryforwards. Management determined there was sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, as of December 31, 2024, select U.K. net deferred tax assets will be realized. As such, management released valuation allowances of $40.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards.

The principal considerations for our determination that performing procedures relating to the valuation allowance assessment of U.K. deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining whether the U.K. deferred tax assets are more likely than not to be partially realized; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected future taxable income and expected utilization of net operating losses and tax carryforwards and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation allowance assessment of deferred tax assets, including controls over the determination of future taxable income, expected utilization of net operating losses, and tax carryforwards as it relates to the U.K. deferred tax assets. These procedures also included, among others, (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of the U.K. deferred tax assets; (ii) testing the completeness and accuracy of underlying data used by management in determining the realizability of the U.K. deferred tax assets; and (iii) evaluating the reasonableness of the significant assumptions used by management related to projected future taxable income and expected utilization of net operating losses and tax carryforwards. Evaluating management’s assumptions related to projected future taxable income and expected utilization of net operating losses and tax carryforwards involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the U.K. entity and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management's application of technical rules in their assessment of the realizability of the U.K. deferred tax assets.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 19, 2025

We have served as the Company’s auditor since 2013.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$2,456.9	$2,333.2	$2,549.4
Cost of sales	1,421.2	1,414.7	1,596.7
Gross profit	1,035.7	918.5	952.7
Operating expenses:
Selling, technical, general and administrative	628.8	596.8	578.6
Research and development	63.0	68.1	48.8
Goodwill impairment	—	80.0	—
Total operating expenses	691.8	744.9	627.4
Operating profit	343.9	173.6	325.3
Other (expense) income:
Interest expense, net	(56.3)	(49.3)	(51.2)
Foreign exchange gains (losses)	25.1	7.9	(5.0)
Other (expense) income, net	(25.0)	(3.1)	2.9
Total other expense	(56.2)	(44.5)	(53.3)
Income before income taxes and non-controlling interests	287.7	129.1	272.0
Income tax expense	(44.8)	(13.0)	(85.8)
Net income from continuing operations	242.9	116.1	186.2
Income from discontinued operations, net of tax	1.6	2.1	1.8
Net income	244.5	118.2	188.0
Net income attributable to the non-controlling interests	(0.3)	(0.1)	(0.8)
Net income attributable to common stockholders	$244.2	$118.1	$187.2

Earnings per share
Basic from continuing operations	$1.00	$0.48	$0.75
Basic from discontinued operations	0.01	0.01	0.01
Basic attributable to common stockholders	$1.01	$0.49	$0.76

Diluted from continuing operations	$1.00	$0.48	$0.75
Diluted from discontinued operations	0.01	0.01	0.01
Diluted attributable to common stockholders	$1.01	$0.49	$0.76

Weighted average common shares outstanding
Basic	242.1	241.4	245.1
Diluted	242.6	241.8	245.8

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$244.5	$118.2	$188.0

Other comprehensive loss
Foreign currency translation:
Other comprehensive loss before reclassifications, net of tax expense (benefit) of $12.8, $(11.1) and $(6.1) for 2024, 2023 and 2022, respectively	(122.3)	(26.1)	(148.5)
Total foreign currency translation adjustments	(122.3)	(26.1)	(148.5)
Pension and post-retirement plans:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1.7, $1.1 and $(1.8) for 2024, 2023 and 2022, respectively	5.2	3.4	(5.2)
Total pension and post-retirement plans	5.2	3.4	(5.2)
Available-for-sale debt securities:
Other comprehensive (loss) income before reclassifications, net of tax benefit of $0.0 for 2024, 2023 and 2022, respectively	—	(1.1)	1.1
Total unrealized (loss) gain on available-for-sale debt securities	—	(1.1)	1.1
Derivative financial instruments:
Other comprehensive income before reclassifications, net of tax expense of $6.2, $0.9 and $15.8 for 2024, 2023 and 2022, respectively	19.9	2.9	48.2
Reclassifications, net of tax benefit of $6.9, $8.4 and $0.0 for 2024, 2023 and 2022, respectively	(24.3)	(27.5)	1.5
Total unrealized (loss) gain on qualified hedging derivatives	(4.4)	(24.6)	49.7
Other comprehensive loss	(121.5)	(48.4)	(102.9)

Comprehensive income	123.0	69.8	85.1
Comprehensive (income) loss attributable to the non-controlling interests	(0.1)	0.5	1.4
Comprehensive income attributable to stockholders	$122.9	$70.3	$86.5

 See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$359.4	$289.3
Accounts receivable, net of allowance for doubtful accounts of $10.3 and $12.6 at December 31, 2024 and 2023, respectively	439.6	461.8
Inventories	246.2	298.9
Prepaid expenses	22.7	32.5
Other current assets	136.9	115.0
Current assets held for sale	65.2	—
Total current assets	1,270.0	1,197.5
Property, plant and equipment, net	276.8	296.9
Goodwill	2,132.0	2,336.7
Intangible assets, net	732.0	879.3
Deferred income tax assets	133.3	120.5
Other assets	140.9	143.2
Non-current assets held for sale	188.9	—
Total assets	$4,873.9	$4,974.1
Liabilities and stockholders' equity
Accounts payable	$121.3	$140.6
Current installments of long-term debt	10.4	11.5
Accrued expenses and other current liabilities	229.3	217.3
Current liabilities held for sale	18.7	—
Total current liabilities	379.7	369.4
Debt	1,813.6	1,921.0
Pension and post-retirement benefits	22.2	28.1
Deferred income tax liabilities	93.9	108.9
Other liabilities	152.6	202.4
Non-current liabilities held for sale	13.5	—
Total liabilities	2,475.5	2,629.8
Commitments and contingencies (Note 18)
Stockholders' equity
Common stock, 400.0 shares authorized (2024: 267.2 shares issued; 2023: 266.2 shares issued)	2.7	2.7
Additional paid-in capital	4,214.1	4,196.9
Treasury stock (2024: 25.0 shares; 2023: 24.6 shares)	(349.5)	(341.9)
Accumulated deficit	(1,017.1)	(1,183.3)
Accumulated other comprehensive loss	(467.2)	(345.9)
Total stockholders' equity	2,383.0	2,328.5
Non-controlling interests	15.4	15.8
Total equity	2,398.4	2,344.3
Total liabilities and stockholders' equity	$4,873.9	$4,974.1
See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$244.5	$118.2	$188.0
Income from discontinued operations, net of tax	1.6	2.1	1.8
Net income from continuing operations	242.9	116.1	186.2
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	157.6	166.7	161.3
Deferred income taxes	(39.2)	(69.9)	15.1
Foreign exchange (gains) losses	(24.4)	(10.6)	3.4
Incentive stock compensation	14.8	9.4	17.7
Goodwill impairment	—	80.0	—
Other, net	22.9	42.2	11.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(29.9)	(6.8)	6.4
Inventories	7.8	(9.5)	(31.2)
Accounts payable	(1.0)	0.3	(0.1)
Accrued expenses	33.0	9.9	(33.0)
Prepaid expenses and other current assets	(4.2)	1.9	(26.6)
Other assets and liabilities	(18.3)	3.9	(14.7)
Net cash flows provided by operating activities	362.0	333.6	295.9
Cash flows from investing activities:
Capital expenditures	(68.4)	(52.7)	(47.8)
Proceeds from disposal of property, plant and equipment	—	1.4	4.8
Acquisitions, net of cash acquired	(3.9)	(214.8)	(22.6)
Other, net	(1.5)	15.9	(9.6)
Net cash flows used in investing activities	(73.8)	(250.2)	(75.2)
Cash flows from financing activities:
Debt proceeds, net of discount	1,040.1	1,297.1	—
Repayments of borrowings	(1,152.6)	(1,264.1)	(16.4)
Repurchases of common stock	—	—	(151.0)
Dividends	(78.2)	(77.4)	(78.4)
Payment of financing fees	(3.2)	(6.3)	(1.9)
Other, net	(12.7)	(8.0)	(27.9)
Net cash flows used in financing activities	(206.6)	(58.7)	(275.6)
Net cash flows provided by operating activities of discontinued operations	1.6	2.2	1.8
Effect of exchange rate changes on cash and cash equivalents	(13.1)	(3.2)	(11.4)
Net increase (decrease) in cash and cash equivalents	70.1	23.7	(64.5)
Cash and cash equivalents at beginning of period	289.3	265.6	330.1
Cash and cash equivalents at end of period	$359.4	$289.3	$265.6
Supplemental disclosure information of continuing operations:
Cash paid for interest	$64.8	$56.1	$46.9
Cash paid for income taxes	$87.2	$73.7	$66.5

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	244.2	—	244.2	0.3	244.5
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(121.3)	(121.3)	(0.2)	(121.5)
Issuance of common stock under Employee Stock Purchase Plan	66,308	—	1.3	—	—	—	—	1.3	—	1.3
Dividends ($0.32 per share)	—	—	—	—	—	(78.0)	—	(78.0)		(78.0)
Equity compensation expense	—	—	15.1	—	—	—	—	15.1	—	15.1
Exercise/ vesting of stock-based compensation	909,066	—	0.2	327,646	(7.6)	—	—	(7.4)	—	(7.4)
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	(0.5)	0.1
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4

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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	261,937,509	$2.6	$4,166.6	15,195,525	$(159.2)	$(1,331.9)	$(197.4)	$2,480.7	$20.1	$2,500.8
Net income	—	—	—	—	—	187.2	—	187.2	0.8	188.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(100.7)	(100.7)	(2.2)	(102.9)
Issuance of common stock under Employee Stock Purchase Plan	79,075	—	1.3	—	—	—	—	1.3	—	1.3
Repurchases of common stock	—	—	—	8,042,587	(151.0)	—	—	(151.0)	—	(151.0)
Dividends ($0.32 per share)	—	—	—	—	—	(79.1)	—	(79.1)	—	(79.1)
Equity compensation expense	—	—	18.1	—	—	—	—	18.1	—	18.1
Exercise/ vesting of share based compensation	3,045,949	0.1	—	1,034,636	(24.0)	—	—	(23.9)	—	(23.9)
Changes in non-controlling interests	—	—	(0.1)	—	—	—	—	(0.1)	(2.1)	(2.2)
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1

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
The Company transferred operational responsibility of its Films business from its Graphics Solutions business and its Industrial Solutions business, both within its Industrial & Specialty segment, to its Circuitry Solutions business in its Electronics segment in the first quarter of 2023 and the second quarter of 2022, respectively. The financial results of this business are not material to the Company's Consolidated Financial Statements. In addition, the Company transferred certain product lines between its

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assembly Solutions business and its Semiconductor Solutions business, both within its Electronics segment, to align more closely with its current business structure in the first quarter of 2023. Historical information has been reclassified to reflect these changes for all periods presented in the Consolidated Financial Statements.
Certain prior year amounts have been reclassified to conform to the current year's presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents – The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents.
Receivables and Allowance for Doubtful Accounts – The Company determines its allowance for doubtful accounts associated with expected credit losses using a combination of factors to reduce trade receivable balances to their estimated net realizable amount. The Company maintains and adjusts its allowance for credit losses based on a variety of factors, including the length of time receivables have been past due under the applicable contractual terms, current and future macroeconomic trends and conditions, significant one-time events such as bankruptcy filings or deterioration in the customer’s operating results or financial position, historical experience and the financial condition of its customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and its dispersion across many different geographical regions. At December 31, 2024 and 2023, the Company did not believe it had any significant concentrations of credit risk that could materially impact its results of operations or financial position.
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
If hedge accounting is applied, the effective portion of unrealized gains and losses associated with the derivatives are deferred as a component of "Accumulated other comprehensive loss" until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company records changes in the net fair value of such contracts in "Other (expense) income, net" in the Consolidated Statements of Operations. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Consolidated Statements of Cash Flows. Proceeds from the monetization of interest rate swaps are reflected as "Cash flows from operating activities" and proceeds from the monetization of cross-currency swaps are reflected as "Cash flows from investing activities" in the Consolidated Statements of Cash Flows. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further information.
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying value of its cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values because of their short maturities.
Foreign Currency Translation – The Company’s foreign subsidiaries primarily use their local currency as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using foreign currency exchange rates prevailing at the balance sheet dates. The Consolidated Statements of Operations are translated at average foreign currency exchange rates for the periods presented. Cumulative currency translation adjustments are included in the stockholders’ equity section of the Consolidated Balance Sheets as "Accumulated other comprehensive loss." Net gains and losses from transactions denominated in currencies other than the functional currency of the entity are included in the Consolidated Statements of Operations as "Foreign exchange gains (losses)."
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Segment Reporting (Topic 280) - In November 2023, the FASB issued ASU No. 2023-07, "Improvements to Reportable Segment Disclosures," which requires the disclosure of significant segment expenses and other segment items on an annual and interim basis. The Company adopted the new standard on December 31, 2024. The adoption of the standard did not have a material impact to the Consolidated Financial Statements. See Note 22, Segment Information, to the Consolidated Financial Statements for further information.
Recently Issued Accounting Pronouncements Not Yet Adopted
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced disclosures in the effective tax rate reconciliation and the disclosure of income taxes paid by jurisdiction. The guidance is effective for annual periods beginning in fiscal year 2025. The Company is currently evaluating the impact of this new standard on its disclosures to the Consolidated Financial Statements.
Income Statement (Topic 220) - In November 2024, the FASB issued ASU No. 2024-03, "Reporting Comprehensive Income -Expense Disaggregation Disclosures," which requires enhanced disclosures regarding certain expenses in the financial statements. The guidance is effective for annual periods beginning in fiscal year 2027 and interim periods within fiscal years beginning in fiscal year 2028. The Company is currently evaluating the impact of this new standard on its disclosures to the Consolidated Financial Statements.
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
Kuprion Acquisition
On May 19, 2023, the Company completed the Kuprion Acquisition for $15.9 million, net of cash, with potential additional payments in various installments, which are not to exceed $259 million in aggregate, to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. The Company acquired Kuprion, Inc. to complement its next-generation nano-copper technology for the semiconductor, circuit board and electronics assembly markets. As the acquisition did not meet the accounting definition of a business and the technology acquired was still in development with no alternative future use, $15.7 million was expensed to "Research and development" in the Consolidated Statements of Operations. Any potential earn-out payments to be paid based on milestones will be recognized when probable and estimable and either expensed as additional research and development expense, if the technology did not yet meet the accounting definition of an asset, or capitalized as a developed technology intangible asset. The Company did not make any payments associated with the contingent consideration during the year ended December 31, 2023. Kuprion, Inc. is included in the Company's Semiconductor Solutions business within its Electronics segment.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the first quarter of 2024, one of the product qualification milestones agreed to as part of the Kuprion Acquisition was achieved. As a result, the Company made a payment of $3.9 million, which was expensed to "Research and development" in the Consolidated Statements of Operations as the technology did not yet meet the accounting definition of an asset. The payment was included in "Acquisitions, net of cash acquired" in the Consolidated Statements of Cash Flows as a cash outflow from investing activities. The amounts paid, including future consideration, are not deductible for tax purposes.
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
5. HELD FOR SALE
MGS Transaction
On September 1, 2024, the Company entered into an agreement to sell its flexographic printing plate business, MacDermid Graphics Solutions, for approximately $325 million. MacDermid Graphics Solutions constitutes substantially all of the Company’s Graphics Solutions business within its Industrial & Specialty segment. The transaction is expected to close in the first quarter of 2025, subject to customary closing conditions and adjustments.
The pending disposition met the accounting criteria to be classified as held for sale but did not meet the criteria to be reported as discontinued operations. As a result, the assets and liabilities of MacDermid Graphics Solutions are classified as held for sale in the Consolidated Balance Sheets and depreciation and amortization ceased as of September 1, 2024. The Company compared the expected proceeds from the transaction less costs to sell to the carrying value of MacDermid Graphics Solutions and determined that its fair value exceeded its carrying value.
The major components of MacDermid Graphics Solutions' assets and liabilities classified as held for sale were as follows:

(dollars in millions)	December 31, 2024
Assets held for sale:
Accounts receivable, net	$28.7
Inventories	30.6
Other current assets	5.9
Current assets held for sale	$65.2
Property, plant and equipment, net	35.3
Goodwill	127.9
Intangible assets, net	11.0
ROU assets	11.3
Other assets	3.4
Non-current assets held for sale	$188.9
Liabilities held for sale:
Accounts payable	$9.3
Accrued expenses and other current liabilities	9.4
Current liabilities held for sale	$18.7
Non-current lease liabilities	11.4
Other liabilities	2.1
Non-current liabilities held for sale	$13.5

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORIES
The major components of inventories, on a net basis, were as follows:

	December 31,
(dollars in millions)	2024	2023
Finished goods	$137.4	$176.2
Work in process	35.6	37.5
Raw materials and supplies	73.2	85.2
Total inventories	$246.2	$298.9
7. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

	December 31,
(dollars in millions)	2024	2023
Land and leasehold improvements	$48.0	$51.7
Buildings and improvements	180.0	168.5
Machinery, equipment, fixtures and software	313.1	334.3
Construction in process	55.5	66.7
Total property, plant and equipment	596.6	621.2
Accumulated depreciation	(319.8)	(324.3)
Property, plant and equipment, net	$276.8	$296.9
For 2024, 2023 and 2022, the Company recorded depreciation expense of $40.0 million, $42.6 million and $41.6 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2022	$1,304.0	$1,108.8	(1)	$2,412.8
Transfer of Films business (2)	7.9	(7.9)		—
Goodwill impairment	—	(80.0)		(80.0)
Foreign currency translation and other	(13.2)	17.1		3.9
Balance at December 31, 2023	1,298.7	1,038.0	(3)	2,336.7
Held for sale (4)	—	(130.4)		(130.4)
Foreign currency translation and other	(40.6)	(33.7)		(74.3)
Balance at December 31, 2024	$1,258.1	$873.9	(1)	$2,132.0
(1) Includes accumulated impairment losses of $46.6 million at December 31, 2024 and December 31, 2022, respectively.
(2) In the first quarter of 2023, the Company transferred operational responsibility of its Films business from its Graphics Solutions business within its Industrial & Specialty segment to its Electronics segment. Goodwill was reallocated using a relative fair value approach and assessed for impairment both before and after the allocation. See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for further information.
(3) Includes accumulated impairment losses of $127 million.
(4)     As a result of the MGS Transaction, MacDermid Graphics Solutions' assets and liabilities, including goodwill, were classified as held for sale in the Consolidated Balance Sheets as of December 31, 2024. Goodwill held for sale includes accumulated impairment losses of $80.0 million. See Note 5, Held for Sale, to the Consolidated Financial Statements for further information regarding the MGS Transaction.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill is tested for impairment at the reporting unit level in the fourth quarter of each year or when events or changes in circumstances indicate that goodwill might be impaired. During the third quarter of 2023, given the lower-than-expected results of the Graphics Solutions reporting unit, the Company determined that it was more likely than not that the fair value of this reporting unit was less than its carrying value. As a result, the Company conducted an interim goodwill impairment test which confirmed that goodwill was impaired, and the Company recorded an $80.0 million impairment charge in the Consolidated Statements of Operations to reduce the carrying value of this reporting unit to its estimated fair value. This impairment charge was primarily driven by the reduction of the expected long-term cash flows for the business due to profit margin pressures from raw material inflation across the packaging supply chain, the recent loss of a significant newspaper customer, and a higher WACC as compared to the assumptions used for the 2022 annual goodwill impairment test.
After recording the impairment, the carrying value of the Graphics Solutions reporting unit was equal to its estimated fair value and there have been no events or changes in circumstances that indicated that goodwill was further impaired. As of December 31, 2024, the goodwill assigned to the Graphics Solutions reporting unit was reported as an asset held for sale. See Note 5, Held for Sale, to the Consolidated Financial Statements for further information. No impairments of goodwill were recognized for any of the Company's other reporting units during the year ended December 31, 2023 and no impairments of goodwill were recognized during the years ended December 31, 2024 and 2022.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	December 31, 2024			December 31, 2023
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$830.5	$(447.8)	$382.7	$978.4	$(505.9)	$472.5
Developed technology	291.4	(233.3)	58.1	410.0	(316.2)	93.8
Trade names	92.9	(37.0)	55.9	95.9	(30.9)	65.0
Reacquired distribution rights	187.0	(19.7)	167.3	187.0	(7.3)	179.7
Other	—	—	—	0.8	(0.5)	0.3
Indefinite-lived trade name	68.0	—	68.0	68.0	—	68.0
Total	$1,469.8	$(737.8)	$732.0	$1,740.1	$(860.8)	$879.3
For 2024, 2023 and 2022, the Company recorded amortization expense on intangible assets of $118 million, $124 million and $120 million, respectively. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2024, 2023 and 2022.
Estimated future amortization of intangible assets for each of the next five years is as follows:

(dollars in millions)	Amortization Expense
2025	$103.0
2026	70.4
2027	68.9
2028	68.8
2029	68.5
9. LONG-TERM COMPENSATION PLANS
In 2014 the Company's stockholders adopted the 2013 Plan in connection which a maximum of 15,500,000 shares of common stock were reserved and made available for issuance. On June 4, 2024, the Company adopted the 2024 Plan. Under the 2024 Plan, an additional 10,000,000 shares were reserved for issuance in connection with the vesting of equity-based awards to be granted to our officers, other employees and directors. If awards under our 2013 Plan are forfeited, cancelled, expired or otherwise terminated, the number of shares available under the 2024 Plan will be increased by that amount.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2024, 2023 and 2022, compensation expense associated with the Company's long-term compensation plans was as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
RSUs	$14.8	$9.3	$17.4
Stock options	—	0.1	0.3
Total	$14.8	$9.4	$17.7

Unrecognized compensation expense for awards expected to vest	$19.4
Weighted average remaining vesting period (months)	19
At December 31, 2024, a total of 9,767,258 shares of common stock had been issued, and 4,307,288 RSUs and stock options were outstanding.

	Total	RSUs	Stock Options
Outstanding at December 31, 2023	4,256,974	3,872,289	384,685
Granted	1,041,581	1,041,581	—
Exercised/Issued	(909,066)	(892,085)	(16,981)
Forfeited	(82,201)	(82,201)	—
Outstanding at December 31, 2024	4,307,288	3,939,584	367,704

The total fair value of RSUs which vested during 2024, 2023 and 2022 was $20.9 million, $21.2 million and $70.8 million respectively, based on the stock price on the date of vest.
RSUs
The Company granted the following equity classified RSUs:

Year of Issuance:	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (months)
2024	1,041,581	$22.54	28
2023	1,185,157	$19.75	27
2022	2,847,135	$23.23	51
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
In February 2022, certain key executives were granted 1.95 million performance-based RSUs with an aggregate fair value of $45.4 million. The vesting of these shares is subject to the achievement by the Company of a performance target of adjusted earnings per share of $2.72 by December 31, 2026, and continuous service. If the performance target is achieved, the actual number of shares vested will be determined by applying a total shareholder return (TSR) multiplier based on the Company's TSR relative to a benchmark index for the performance period. The TSR multiplier will range from 0.85 to 1.15. The Company has not recognized compensation expense for these awards as the achievement of the performance target was not probable at December 31, 2024, 2023 and 2022 respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the following equity classified RSUs were outstanding:

	December 31, 2024
Vesting Conditions:	Outstanding	Weighted Average Remaining Vesting Period (months)	Potential Additional Awards
Service-based	616,477	10	—
Performance-based	1,373,107	15	1,373,107
Performance-based awards deemed not probable	1,950,000	26	292,500
Total	3,939,584	16	1,665,607
Stock Options
At December 31, 2024, there were 367,704 outstanding stock options, which were vested and in-the-money, with an aggregate intrinsic value of $5.1 million. There were no unvested outstanding stock options.
10. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
For 2024, 2023 and 2022, the net periodic benefit for all plans totaled $1.8 million, $1.5 million and $2.8 million, respectively.
Domestic Defined Benefit Pension Plan
The domestic non-contributory defined benefit pension plan is closed to new participants. Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels. An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies. These investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 95% of plan investments for liability-matching, 3% for long-term growth and 2% for near-term benefit payments. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plan. Plan assets consist primarily of listed stocks, equity security funds, short-term treasury bond mutual funds, long-credit funds and derivatives. The weighted average asset allocation of the plan was 95% fixed income holdings, 3% equity securities and derivatives and 2% cash at December 31, 2024.
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
At December 31, 2024 and 2023, the projected benefit obligation for this pension plan totaled $157 million and $171 million, respectively.
Supplemental Executive Retirement Plans
The Company sponsors SERPs that entitle certain employees to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code. Covered compensation under the SERPs includes an employee’s annual salary and bonus. At December 31, 2024 and 2023, the projected benefit obligation for the SERPs totaled $5.0 million and $5.8 million, respectively.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Pension Plans
The Company's international benefit plans are included in the tables presented below. These plans are not significant, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows. At December 31, 2024 and 2023, the projected benefit obligation for these foreign pension plans totaled $18.1 million and $19.8 million, respectively.
Certain foreign subsidiaries maintain other benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting and have therefore been excluded from the tables presented below. These benefit plans had obligation balances of $2.2 million and $3.1 million at December 31, 2024 and 2023, respectively, and were recorded in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Pension and post-retirement benefits."
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid, Incorporated, domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire). Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits based on the date of retirement. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5%. Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2024 was comprised of 40% retirees, 28% fully eligible active participants and 32% other participants. The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% or 4% based on the date of retirement.
The components of net periodic (benefit) cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2024		2023		2022
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Service cost	$—	$0.6	$—	$0.6	$—	$0.8
Interest cost on the projected benefit obligation	8.4	0.6	8.7	0.7	6.3	0.3
Expected return on plan assets	(11.3)	(0.2)	(10.7)	(0.2)	(10.1)	(0.2)
Amortization of actuarial net gain	—	—	—	(0.1)	—	(0.1)
Plan curtailment	—	—	—	(0.4)	—	—
Net periodic (benefit) cost	$(2.9)	$1.0	$(2.0)	$0.6	$(3.8)	$0.8

Post-retirement Medical Benefits
Interest cost on the projected benefit obligation	$0.3		$0.3		$0.2
Amortization of actuarial net gain	(0.2)		(0.4)		—
Net periodic cost	$0.1		$(0.1)		$0.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average key assumptions used to determine the net periodic (benefit) cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2024		2023		2022
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Discount rate	5.0%	3.1%	5.2%	3.5%	2.8%	1.2%
Rate of compensation increase	3.0%	3.4%	3.0%	3.2%	3.0%	2.9%
Interest crediting rate	5.3%	3.3%	5.3%	3.4%	5.3%	3.1%
Long-term rate of return on assets	7.0%	3.1%	7.0%	3.6%	4.8%	3.1%
Post-retirement Medical Benefits
Discount rate	5.0%		5.1%		2.9%
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations and peer comparisons.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in benefit obligation, plan assets and funded status of the Company’s plans:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2024		2023		2024	2023
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Change in Projected Benefit Obligation:
Beginning of period balance	$176.6	$19.8	$175.2	$19.4	$5.4	$5.9
Service cost	—	0.6	—	0.6	—	—
Interest cost	8.4	0.6	8.7	0.7	0.3	0.3
Plan curtailment	—	—	—	(0.4)	—	—
Actuarial (gain) loss due to assumption change	(9.3)	(0.2)	3.0	0.8	(0.2)	0.1
Actuarial (gain) loss due to plan experience	(1.7)	0.1	1.3	0.2	0.1	(0.5)
Benefits and expenses paid	(12.3)	(1.0)	(11.6)	(0.8)	(0.4)	(0.4)
Settlement	—	(0.4)	—	(1.0)	—	—
Foreign currency translation	—	(1.4)	—	0.3	—	—
End of period balance	$161.7	$18.1	$176.6	$19.8	$5.2	$5.4
Change in Plan Assets:
Beginning of period balance	$168.4	$5.0	$158.7	$4.9	$—	$—
Actual return on plan assets, net of expenses	7.1	0.4	20.8	0.1	—	—
Employer contributions	0.8	1.6	0.5	1.7	0.4	0.4
Benefits paid	(12.3)	(1.0)	(11.6)	(0.8)	(0.4)	(0.4)
Settlement	—	(0.4)	—	(1.0)	—	—
Foreign currency translation	—	(0.4)	—	0.1	—	—
End of period balance	$164.0	$5.2	$168.4	$5.0	$—	$—
Funded Status
Funded status of plan	$2.3	$(12.9)	$(8.2)	$(14.8)	$(5.2)	$(5.4)
Supplemental Information:
Accumulated benefit obligation	$161.7	$16.3	$176.6	$17.4	$5.2	$5.4
Plans with Accumulated Benefit Obligation in excess of Plan Assets:
Accumulated benefit obligation	$5.0	$14.5	$176.6	$15.5	$5.2	$5.4
Fair value plan assets	$—	$2.6	$168.4	$2.5	$—	$—
Plans with Projected Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$5.0	$15.9	$176.6	$19.6	$5.2	$5.4
Fair value plan assets	$—	$2.6	$168.4	$4.6	$—	$—
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities were as follows:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2024		2023		2024	2023
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Discount rate	5.6%	3.1%	5.0%	3.1%	5.6%	5.0%
Rate of compensation increase	3.0%	3.3%	3.0%	3.4%	N/A	N/A
Interest crediting rate	5.3%	2.9%	5.3%	3.3%	N/A	N/A
(N/A) Not applicable.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets and "Accumulated other comprehensive loss" consist of the following:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2024		2023		2024	2023
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Balance Sheet
Other assets	$7.4	$—	$—	$—	$—	$—
Accrued expenses and other current liabilities	0.7	0.8	0.9	0.8	0.5	0.5
Pension and post-retirement benefits	4.4	12.1	7.3	14.0	4.7	4.9
Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(0.6)	$1.5	$(7.4)	$1.4	$2.0	$2.1
The following table presents the fair value of plan assets:

		December 31,
(dollars in millions)	Classification	2024	2023
Asset Category
Derivatives	Level 2	$4.6	$7.7
Exchange-traded funds holding domestic securities	Level 1	—	9.6
Foreign bonds	Level 2	2.0	2.0
Mutual funds holding fixed income securities	Level 1	43.2	35.2
U.S. Treasury bonds	Level 2	38.3	30.8
Cash and cash equivalents	Level 1	6.9	5.2
Sub-Total		95.0	90.5
Assets using net asset value (NAV) as a practical expedient		74.2	82.9
Total		$169.2	$173.4
Assets using NAV as a practical expedient include commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
At December 31, 2024, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-Retirement Medical Benefits	Total
(dollars in millions)	Domestic	Foreign
2025	$13.4	$1.3	$0.5	$15.2
2026	13.2	1.2	0.5	14.9
2027	13.3	1.1	0.4	14.8
2028	13.5	1.0	0.4	14.9
2029	13.2	1.0	0.4	14.6
Subsequent five years	62.8	9.7	1.9	74.4
Total	$129.4	$15.3	$4.1	$148.8
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2024, at which time the minimum contribution level for the following year was determined. The Company is not required to make any plan contributions in 2025.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. INCOME TAXES
Income before income taxes and non-controlling interests was as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Domestic	$48.7	$2.6	$125.0
Foreign	239.0	126.5	147.0
Total	$287.7	$129.1	$272.0
Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Current:
U.S.:
Federal	$(1.6)	$7.9	$0.6
State and local	2.5	2.7	1.8
Foreign	83.1	72.3	68.3
Total current	84.0	82.9	70.7
Deferred:
U.S.:
Federal	1.9	(57.2)	17.5
State and local	1.5	(0.6)	8.3
Foreign	(42.6)	(12.1)	(10.7)
Total deferred	(39.2)	(69.9)	15.1
Income tax expense	$44.8	$13.0	$85.8

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate to pre-tax income, as a result of the following:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
U.S. federal statutory tax rate	21%	21%	21%

Taxes computed at U.S. statutory rate	$60.4	$27.1	$57.1
State income taxes, net of federal benefit	3.5	1.8	4.6
U.S. tax on foreign operations	4.2	1.8	3.2
Section 250 deduction	(10.5)	(10.8)	—
Foreign tax credits	(13.2)	(8.2)	—
Foreign tax on foreign operations	20.8	13.0	13.0
Change in valuation allowances	(67.3)	(0.1)	6.4
Tax on undistributed foreign earnings	0.8	5.1	5.9
Changes in uncertain tax positions	6.5	1.9	0.2
Non-deductible goodwill impairment and Kuprion Acquisition research and development charge	0.9	20.6	—
Impact of amended U.S. tax returns	12.1	(37.3)	—
Outside basis difference - Graphics business	(22.5)	—	—
Gain on Graphics restructuring	43.6	—	—
Rate changes	6.3	—	—
Other, net	(0.8)	(1.9)	(4.6)
Income tax expense	$44.8	$13.0	$85.8

Effective tax rate	16%	10%	32%

The income tax expense of $44.8 million for the year ended December 31, 2024, is below the statutory U.S. rate primarily driven by a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, release of valuation allowances and deductions for FDII, with offsets from withholding taxes, tax attribute expirations and the impact of changes to the geographical mix of earnings.

The rate for 2024 also includes a benefit associated with the release of valuation allowances of $40.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released as the Company expects improved profitability in its U.K. business and a shift to a three-year cumulative income position. The Company determined there was sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, as of December 31, 2024, select U.K. net deferred tax assets will be realized. These expectations are based on actual results, management's assessment of projected future taxable income, and expected utilization of net operating losses and tax carryforwards.

During the third quarter of 2024, an internal restructuring of the Graphics business was completed which resulted in the recognition of a capital gain of $208 million. This gain was offset by capital losses generated in 2024 totaling $10.1 million and capital loss carryforwards of $198 million. The capital gain provided income of the appropriate character to support the release of a valuation allowance on the amount of the capital loss carryforward utilized. The remaining unused capital loss carryforward with a full valuation allowance expired at the close of 2024. The capital gain also resulted in a higher interest expense deduction and consequentially a lower deduction for FDII and lower utilization of certain foreign tax credits carryforwards before expiration. In addition, the gain resulted in a step-up in tax basis and the Company recorded a deferred tax asset of $22.5 million on the excess of stock tax basis over book basis due to the subsequent held for sale classification. As of the balance sheet date, there is not sufficient objectively verifiable evidence supporting income of the appropriate character to realize this tax benefit; therefore, a valuation allowance has been recorded against this deferred tax asset. Due to status of the MGS Transaction it is reasonably possible the status of this deferred tax assets and related valuation allowance are subject to change due to one or more future confirming events.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2024, the Company finalized the 2023 consolidated U.S. federal income tax return along with prior years amended federal corporate income tax returns related to crediting foreign taxes including the return-to-provision true-up of foreign tax credits, valuation allowances and prior year one-time benefit.

The income tax expense of $13.0 million for the year ended December 31, 2023, included a discrete benefit of $34.2 million related to changing an election to credit foreign taxes from our previous position which was to deduct foreign taxes. This is comprised of a $37.3 million impact of amending prior U.S. tax returns offset by $3.1 million from the net increase of valuation allowances on foreign tax credit carryforwards. In addition, the election to credit foreign taxes for the 2023 fiscal year resulted in an incremental $8.2 million of tax expense reduction.

The rate for 2023 also includes an increase for non-deductible GAAP expenses related to a goodwill impairment charge of $80.0 million recognized in the third quarter of 2023 (see Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for further information), as well as $15.7 million of research and development expenses related to the Kuprion transaction (see Note 4, Acquisitions, to the Consolidated Financial Statements for further information). Other activity in the 2023 tax rate includes a benefit from a U.S. tax deduction related to FDII, offset by current and deferred taxes based on jurisdictional mix of earnings and withholding taxes.

The income tax expense of $85.8 million for the year ended December 31, 2022, included current and deferred taxes based on jurisdictional earnings, withholding taxes, and the impact of GILTI and subpart F income regimes.

The components of deferred income taxes at December 31, 2024 and 2023 were as follows:

	December 31,
(dollars in millions)	2024	2023
Deferred tax assets:
Net operating losses	$79.5	$87.8
Interest carryforward	74.9	81.4
Capital loss carryforward	4.2	53.5
Tax credits	47.3	64.6
Employee benefits	14.4	17.9
Research and development costs	30.5	33.2
Accrued liabilities	5.3	6.4
Outside basis difference - Graphics business	22.5	—
Other	32.7	40.0
Total gross deferred tax assets	311.3	384.8
Valuation allowances	(69.5)	(143.6)
Total deferred tax assets	241.8	241.2
Deferred tax liabilities:
Intangible assets	130.6	154.5
Property, plant and equipment	26.7	33.2
Undistributed foreign earnings	32.9	32.3
Goodwill	12.2	9.6
Total deferred tax liabilities	202.4	229.6
Net deferred tax asset (liability)	$39.4	$11.6
The Company provides for income and withholding taxes on previously unremitted earnings of foreign subsidiaries. At December 31, 2024, the Company had accrued a deferred tax liability of $32.9 million of income and withholding taxes that would be due upon the distribution of such earnings from non-U.S. subsidiaries to the U.S.
During 2022, the Company’s plans and expectations around the use of cash in subsidiaries and indefinitely reinvested amounts changed and, as a result, the prior assertion was modified, and the Company is no longer asserting any of its available foreign earnings are permanently reinvested.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the Company had federal, state and foreign net operating loss carryforwards of approximately $2.4 million, $511 million and $216 million, respectively. The U.S. federal net operating loss carryforwards expire between 2027 and 2037 or may be carried forward indefinitely. The majority of the state net operating loss carryforwards expire between 2025 and 2042. The foreign tax net operating loss carryforwards expire between 2025 through 2037 or may be carried forward indefinitely. In addition, at December 31, 2024, the Company had capital loss carryforwards, foreign tax credits, and other tax credits of approximately $16.9 million, $38.8 million and $7.7 million, respectively, available for carryforward. For the year ended December 31, 2023, the U.S. capital loss carryforwards of $226 million had a full valuation. However, due to the Graphics business restructuring, the Company was able to use $198 million and release the valuation allowance on such amount. The remainder of the capital loss with its full valuation allowance expired at the close of the year. The carryforward periods of the remaining tax credits range from ten years to an unlimited period of time. If certain changes in the Company's ownership occur, there could be an annual limitation on the amounts of utilizable carryforwards.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Unrecognized tax benefits at beginning of period	$111.6	$99.8	$106.6
Additions based upon prior year tax positions	14.9	19.6	1.0
Additions based on current year tax positions	13.8	9.6	5.3
Reductions for prior period positions	(3.4)	(15.1)	(5.7)
Reductions for settlements and payments	(3.3)	(1.6)	(1.7)
Reductions due to closed statutes	(8.4)	(1.3)	(1.9)
Currency translation adjustment	(2.7)	0.6	(3.8)
Total unrecognized tax benefits at end of period	$122.5	$111.6	$99.8
At December 31, 2024, the Company had $123 million of total unrecognized tax benefits, all of which, if recognized, would impact the Company’s effective tax rate. Due to expected settlements and statute of limitations expirations, the Company estimates that $8.9 million of the total unrecognized benefits will reverse within the next twelve months.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense, which totaled $2.6 million, $3.7 million and $1.1 million, for 2024, 2023 and 2022, respectively. The Company's liability for interest and penalties totaled $11.2 million and $13.0 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
China	2018	through current
Germany	2018	through current
Taiwan	2023	through current
United Kingdom	2008, 2021	through current
United States	2021	through current
The Company is currently undergoing tax examinations in several jurisdictions. Although the Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and made reasonable provisions for taxes ultimately expected to be paid, tax liabilities may need to be adjusted as tax examinations continue to progress.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
Term Loans (1)	2030	SOFR plus 1.75%	$1,030.0	$1,140.2
Senior Notes - $800 million (2)	2028	3.875%	794.0	792.3
Total debt			1,824.0	1,932.5
Less: current installments of long-term debt			10.4	11.5
Total long-term debt			$1,813.6	$1,921.0
(1) Term loans, net of unamortized discounts and debt issuance costs of $8.8 million and $9.8 million at December 31, 2024 and 2023, respectively. The effective interest rate was 3.0% and 3.3% at December 31, 2024 and 2023, respectively, including the effects of interest rate swaps and net investment hedges. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $6.0 million and $7.7 million at December 31, 2024 and 2023, respectively. The effective interest rate was 4.1% at both December 31, 2024 and 2023.
Minimum future principal payments on long-term debt were as follows:

(dollars in millions)
2025	$10.4
2026	10.4
2027	10.4
2028	810.4
2029	10.4
Thereafter	986.8
Total	$1,838.8
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an initial aggregate principal amount of $1.42 billion, consisting of a tranche of term loans B-3 of $1.04 billion, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027.
The proceeds from the term loans B-3, together with cash on hand, were used to fully prepay the Company's prior $1.14 billion term loans B-2 pursuant to the terms of an amendment to the Credit Agreement, dated October 15, 2024. Except for their annual interest rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%, the term loans B-3 have substantially the same terms as the former term loans B-2, including their maturity date. The Company recorded expense of $1.0 million to "Selling, technical, general and administrative" and a gain of $0.2 million to "Other (expense) income, net" (which includes $1.2 million of cash proceeds from the termination of interest rate swaps) in the Consolidated Statements of Operations as a result of this transaction.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At December 31, 2024, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $368 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At December 31, 2024 and 2023, respectively, there were no material amounts outstanding under such facilities. The Company had letters of credit outstanding of $7.0 million and $6.2 million at December 31, 2024 and 2023, respectively, which reduced the borrowings available under the various facilities. At December 31, 2024 and 2023, the availability under these facilities totaled approximately $390 million and $392 million, respectively, net of outstanding letters of credit.
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

All derivatives are recognized in the Consolidated Balance Sheets at fair value. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Consolidated Statements of Cash Flows.
Interest Rate and Cross-Currency Swaps
The Company uses interest rate swaps and cross-currency swaps to reduce its exposure to interest rate risk and foreign currency risk. The Company has designated its interest rate swaps as cash flow hedges and its cross-currency swaps as net investment

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
hedges of the foreign currency exposure of a portion of its net investment in euro functional subsidiaries. These swaps effectively convert the Company’s outstanding term loans, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through their respective expiration dates.
In October 2024, in connection with the funding of the term loans B-3, the Company terminated and monetized $100 million notional of the interest rate swaps and cross-currency swaps related to its term loans that would have matured in January 2025. The Company received cash proceeds of $1.2 million upon the termination of the applicable interest rate swaps and recorded the benefit to "Other (expense) income, net" in the Consolidated Statements of Operations. In addition, the Company received cash proceeds of $4.8 million upon the termination of the applicable cross-currency swaps which will remain in "Accumulated other comprehensive loss" until the hedged net investment is sold or liquidated.
In December 2023, in connection with the funding of the term loans B-2, the Company terminated and monetized $865 million notional of the interest rate swaps and cross-currency swaps related to its term loans which were scheduled to mature in 2024 and 2026. The Company received cash proceeds of $7.8 million upon the termination of the applicable interest rate swaps with the benefit being subsequently amortized as a reduction to “Interest expense, net” in the Consolidated Statements of Operations. In addition, the Company received cash proceeds of $18.6 million upon the termination of the applicable cross-currency swaps which will remain in “Accumulated other comprehensive loss” until the hedged net investment is sold or liquidated.

In December 2023, simultaneously with the funding of the term loans B-2, the Company entered into interest rate swaps and cross-currency swaps to effectively convert $760 million of its term loans, U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through December 2028 while the balance of the term loans remained subject to existing swaps scheduled to mature in 2025.
The total notional value of the interest rate swaps and cross-currency swaps was $1.04 billion and $1.15 billion at December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately $286 million in notional value matures in January 2025 and the remaining balance of approximately $753 million in December 2028. The net result of these hedges is an interest rate of approximately 3.0% at December 31, 2024 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net asset of $8.9 million and $11.9 million at December 31, 2024 and 2023, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net asset of $54.0 million and $4.8 million at December 31, 2024 and 2023, respectively.
During 2024 and 2023, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $4.0 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Consolidated Statements of Operations within the next twelve months.
Subsequent Event
In January 2025, upon maturity of $286 million in notional value of its cross-currency swaps, the Company received cash proceeds of $25.5 million which will remain in Accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Subsequently, the Company entered into new interest rate swaps and cross-currency swaps to effectively convert $135 million of the term loans B-3, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through December 2029. When combined with the $753 million notional value of existing swaps, the result is an interest rate of approximately 4.0% on the hedged portion of the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure, primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at December 31, 2024 and 2023 was approximately $104 million and $93.9 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current asset of $0.9 million and a net current liability of $0.7 million at December 31, 2024 and 2023, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $55.3 million and $63.8 million at December 31, 2024 and 2023, respectively. The fair value of the metals derivative contracts was a net current asset of $3.2 million and a net current liability of $1.2 million at December 31, 2024 and 2023, respectively. Substantially all contracts outstanding at December 31, 2024 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Consolidated Statements of Operations as "Other (expense) income, net."
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

			December 31,
(dollars in millions)	Balance sheet location	Classification	2024	2023
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$1.7	$0.2
Metals contracts	Other current assets	Level 2	3.3	0.5
Interest rate swaps	Other current assets	Level 2	4.0	19.9
Cross-currency swaps	Other current assets	Level 2	39.2	5.9
Interest rate swaps	Other assets	Level 2	4.9	4.3
Cross-currency swaps	Other assets	Level 2	14.8	9.6
Available-for-sale debt securities	Other assets	Level 3	—	14.2
Total			$67.9	$54.6

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.8	$0.9
Metals contracts	Accrued expenses and other current liabilities	Level 2	0.1	1.7
Cross-currency swaps	Accrued expenses and other current liabilities	Level 2	—	0.9
Interest rate swaps	Other liabilities	Level 2	—	12.3
Cross-currency swaps	Other liabilities	Level 2	—	9.8
Total			$0.9	$25.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
There were no significant transfers of financial instruments between the fair value hierarchy levels during 2024.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.82 billion and $1.81 billion, respectively, at December 31, 2024. At December 31, 2023, the carrying value and estimated fair value totaled $1.93 billion and $1.89 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
Non-Recurring Fair Value Measurement
As a result of the goodwill impairment test conducted in the third quarter of 2023, the Industrial & Specialty segment recorded an impairment charge of $80.0 million to reduce the carrying value of the Graphics Solutions reporting unit to its estimated fair value. This measurement was performed on a non-recurring basis as of August 31, 2023 using significant unobservable inputs (Level 3), including the applicable discount rate (WACC) of 10.5% and the short and long-term projected cash flows, such as future growth rates, of the Graphics Solutions reporting unit. See Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for further information.
14. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During 2024 and 2023, the Company did not repurchase any shares of its common stock. During 2022, as part of its stock repurchase program, the Company repurchased approximately 8.0 million shares of its common stock for approximately $151 million. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $581 million at December 31, 2024.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under the stock repurchase program. During 2024, 2023, and 2022, the Company withheld approximately 0.3 million, 0.4 million and 1.0 million shares, respectively, in connection with vesting events for a value of approximately $7.6 million, $7.7 million and $24.0 million, respectively, which are included in "Other, net" in the Consolidated Statements of Cash Flows as cash outflows from financing activities.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of "Accumulated other comprehensive (loss) income," net of tax, during 2024, 2023 and 2022 were as follows:

(dollars in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Available-for-Sale Debt Securities	Derivative Financial Instrument Revaluation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$(169.4)	$(0.3)	$—	$(27.7)	$(197.4)
Other comprehensive (loss) income before reclassifications, net	(146.3)	(5.2)	1.1	48.2	(102.2)
Reclassifications, pretax	—	—	—	1.5	1.5
Balance at December 31, 2022	(315.7)	(5.5)	1.1	22.0	(298.1)
Other comprehensive (loss) income before reclassifications, net	(25.5)	3.4	(1.1)	2.9	(20.3)
Reclassifications, pretax	—	—	—	(35.9)	(35.9)
Tax benefit reclassified	—	—	—	8.4	8.4
Balance at December 31, 2023	(341.2)	(2.1)	—	(2.6)	(345.9)
Other comprehensive (loss) income before reclassifications, net	(122.1)	5.2	—	19.9	(97.0)
Reclassifications, pretax	—	—	—	(31.2)	(31.2)
Tax benefit reclassified	—	—	—	6.9	6.9
Balance at December 31, 2024	$(463.3)	$3.1	$—	$(7.0)	$(467.2)
16. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share from continuing operations for 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2024	2023	2022
Net income from continuing operations	$242.9	$116.1	$186.2
Net income attributable to the non-controlling interests	(0.3)	(0.1)	(0.8)
Net income attributable to common stockholders	$242.6	$116.0	$185.4

Basic weighted average common shares outstanding	242.1	241.4	245.1
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.5	0.4	0.7
Denominator adjustments for diluted EPS	0.5	0.4	0.7
Diluted weighted average common shares outstanding	242.6	241.8	245.8

Earnings per share from continuing operations attributable to common stockholders:
Basic	$1.00	$0.48	$0.75
Diluted	$1.00	$0.48	$0.75

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2024, 2023 and 2022, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Year Ended December 31,
(amounts in millions)	2024	2023	2022
Shares issuable upon vesting of RSUs and exercise of stock options	3.4	3.4	3.6
Total shares excluded	3.4	3.4	3.6
17. LEASES
The Company primarily has operating lease agreements for certain land, office space, warehouse space and equipment. The following table presents the Company’s ROU assets and lease liabilities:

		December 31,
(dollars in millions)	Balance sheet location	2024	2023
Asset Category
ROU assets	Other assets	$79.7	$90.3
Total		$79.7	$90.3

Liability Category
Current lease liabilities	Accrued expenses and other current liabilities	$15.2	$15.0
Non-current lease liabilities	Other liabilities	66.4	78.1
Total		$81.6	$93.1
Operating lease expense totaled $27.9 million, $27.3 million and $26.2 million for 2024, 2023 and 2022, respectively.

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Supplemental Information for Operating Leases
Operating cash payments	$20.3	$21.5	$19.8
ROU assets obtained in exchange for lease obligations	$12.1	$20.2	$40.3
Weighted average remaining lease term	10 years	10 years	10 years
Weighted average discount rate	4.3%	4.2%	3.5%
Maturities of operating lease liabilities, including those classified as held for sale, at December 31, 2024 were as follows:

(dollars in millions)
2025	$19.7
2026	16.9
2027	12.1
2028	9.5
2029	8.0
Thereafter	48.9
Total future minimum lease payments	115.1
Less: imputed interest	(21.2)
Present value of lease liabilities	$93.9

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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $10.7 million and $11.3 million at December 31, 2024 and 2023, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
19. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee and reimbursement for expenses. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Effective April 11, 2024, the advisory fee was decreased from $3.0 million to an annualized amount of $2.0 million. Amounts paid under this agreement are recorded in the Consolidated Statements of Operations as "Selling, technical, general and administrative" expense.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. OTHER (EXPENSE) INCOME, NET
"Other (expense) income, net," as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Gain (loss) on debt extinguishment	$0.2	$(2.3)	$—
(Losses) gains on derivative contracts	(13.5)	2.7	(0.2)
Highly inflationary accounting (1)	(2.6)	(7.0)	(2.9)
Available-for-sale debt security impairment	(11.4)	—	—
Other income, net	2.3	3.5	6.0
Total	$(25.0)	$(3.1)	$2.9
(1) In the first quarter of 2022, the Company began applying highly inflationary accounting to its operations in Turkey as its cumulative inflation exceeded 100% for the three years preceding the reporting period.
21. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities," as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(dollars in millions)	2024	2023
Accrued salaries, wages and employee benefits	$79.7	$58.2
Accrued taxes (income and non-income)	68.0	68.6
Accrued interest	10.6	10.6
Derivative liabilities	0.9	3.5
Lease liabilities	15.2	15.0
Other current liabilities	54.9	61.4
Total	$229.3	$217.3
22. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purposes of allocating resources and evaluating performance. The Company's CODM is the President and Chief Executive Officer.
The CODM utilizes net sales and Adjusted EBITDA to allocate resources predominantly in the annual budget and forecasting process. The CODM evaluates the performance of the operating segments by considering budget to actual variances when making decisions about allocating capital and personnel to the segments and determining the compensation of certain employees. Adjusted EBITDA for each segment is defined as EBITDA, as further adjusted for additional items included in earnings which the Company believes are not representative or indicative of each of its segments' ongoing business or are considered to be associated with the Company's capital structure. Adjusted EBITDA for each segment also includes an allocation of corporate costs, such as compensation expense and professional fees.
See Note 1, Background and Basis of Presentation, to the Consolidated Financial Statements for information about the transfer of the Company's Films business from the Industrial & Specialty segment to the Electronics segment and the transfer of certain product lines within the Electronics segment in 2023 and 2022.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Net Sales:
Electronics
Assembly Solutions	$782.8	$726.1	$819.5
Circuitry Solutions	470.7	424.3	503.5
Semiconductor Solutions	307.9	264.3	288.2
Total Electronics	1,561.4	1,414.7	1,611.2
Industrial & Specialty
Industrial Solutions	666.4	699.0	728.3
Graphics Solutions	146.2	142.7	143.0
Energy Solutions	82.9	76.8	66.9
Total Industrial & Specialty	895.5	918.5	938.2
Total net sales	$2,456.9	$2,333.2	$2,549.4
Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Net income	$244.5	$118.2	$188.0
Add (subtract):
Income from discontinued operations, net of tax	(1.6)	(2.1)	(1.8)
Income tax expense	44.8	13.0	85.8
Interest expense, net	56.3	49.3	51.2
Depreciation expense	40.0	42.6	41.6
Amortization expense	117.6	124.1	119.7
EBITDA	501.6	345.1	484.5
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	7.8	11.4	9.5
Inventory step-up	—	3.3	0.5
Acquisition, divestiture and integration expense	21.7	16.8	10.6
Foreign exchange (gains) losses on intercompany loans	(23.9)	(9.7)	7.8
Debt refinancing costs	0.8	7.8	—
Goodwill impairment	—	80.0	—
Kuprion Acquisition research and development charge	3.9	15.7	—
Adjustment of stock compensation previously not probable	—	—	1.3
Other, net	22.8	11.9	12.4
Adjusted EBITDA	$534.7	$482.3	$526.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize financial information regarding each reportable segment's results of operations. As noted above, Adjusted EBITDA for each segment excludes certain items that may not be indicative of the Company's core operating results for its reportable segments. As such, the "Segment Total" below may not agree to the corresponding amounts on the Consolidated Statements of Operations.

	Year Ended December 31, 2024
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total
Net sales	$1,561.4	$895.5	$2,456.9
Cost of sales	910.1	506.4	1,416.5
Selling, technical, general and administrative	251.3	223.2	474.5
Research and development	45.1	11.7	56.8
Other segment items (1)	15.3	(0.9)	14.4
Add: Depreciation expense	21.9	18.1	40.0
Adjusted EBITDA	$361.5	$173.2	$534.7

	Year Ended December 31, 2023
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total
Net sales	$1,414.7	$918.5	$2,333.2
Cost of sales	854.2	545.4	1,399.6
Selling, technical, general and administrative	227.9	215.1	443.0
Research and development	37.2	14.0	51.2
Other segment items (1)	2.1	(2.4)	(0.3)
Add: Depreciation expense	24.4	18.2	42.6
Adjusted EBITDA	$317.7	$164.6	$482.3

	Year Ended December 31, 2022
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total
Net sales	$1,611.2	$938.2	$2,549.4
Cost of sales	1,021.8	566.5	1,588.3
Selling, technical, general and administrative	224.9	209.6	434.5
Research and development	32.6	16.2	48.8
Other segment items (1)	(5.3)	(1.9)	(7.2)
Add: Depreciation expense	23.5	18.1	41.6
Adjusted EBITDA	$360.7	$165.9	$526.6
(1) Other segment items for the Electronics segment primarily consist of $15.4 million, $1.6 million and $(1.6) million of realized losses (gains) associated with metals derivative contracts for 2024, 2023 and 2022, respectively. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further discussion of these derivative instruments.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Sales by Major Country
A major country is defined as one in which total net sales represented 10% or more of the Company's total consolidated net sales in any of the years presented.

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
United States	$566.4	$576.2	$645.3
China	479.0	418.9	498.1
Other countries	1,411.5	1,338.1	1,406.0
Total	$2,456.9	$2,333.2	$2,549.4
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of the Company's total long-lived assets, net in any of the years presented. Long-lived assets represent property, plant and equipment, net.

	December 31,
(dollars in millions)	2024	2023
United States	$94.9	$94.7
China	35.7	39.4
Other countries	146.2	162.8
Total	$276.8	$296.9
Assets by Reportable Segment
Total assets by reportable segment at December 31, 2024 and 2023 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Schedule II
Element Solutions Inc

Valuation and Qualifying Accounts and Reserves

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Reserves against accounts receivable:
2024	$(12.6)	$(0.8)	$3.1	$(10.3)
2023	(14.4)	(0.1)	1.9	(12.6)
2022	(12.2)	(3.2)	1.0	(14.4)

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Valuation allowances against deferred tax assets:
2024	$(143.6)	$78.3	$(4.2)	$(69.5)
2023	(153.2)	21.8	(12.2)	(143.6)
2022	(151.4)	5.1	(6.9)	(153.2)
(1)Other activity consists primarily of currency translation effects. For 2024 other activity included $1.0 million of reserves against accounts receivable transferred to held for sale. See Note 5, Held for Sale, to the Consolidated Financial Statements for further information.