Form 10-Q
period 2025-03-31
Element Solutions Inc
filed 2025-04-24
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at April 17, 2025: 242,504,073

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
FDII	Foreign-derived intangible income.
GAAP	U.S. Generally Accepted Accounting Principles.
GILTI	Global intangible low-taxed income.
Kuprion Acquisition	Acquisition of Kuprion, Inc. on May 19, 2023.
MGS Transaction	ESI's sale of its flexographic printing plate business, MacDermid Graphics Solutions, completed on February 28, 2025.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2025.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan.
SEC	Securities and Exchange Commission.
2024 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the reacquired ViaForm Distribution Rights, the Kuprion Acquisition and the MGS Transaction; the tax treatment and tax implications of the MGS Transaction; deferred payments related to the Kuprion Acquisition; the war in Ukraine and the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies, assessments and settlements; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.

Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2024 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$593.7	$575.0
Cost of sales	343.2	330.0
Gross profit	250.5	245.0
Operating expenses:
Selling, technical, general and administrative	157.2	149.1
Research and development	15.9	18.1
Total operating expenses	173.1	167.2
Operating profit	77.4	77.8
Other (expense) income:
Interest expense, net	(14.3)	(13.9)
Foreign exchange (losses) gains	(6.3)	7.9
Other expense, net	(13.1)	(2.3)
MGS Transaction gain	72.1	—
Total other income (expense)	38.4	(8.3)
Income before income taxes and non-controlling interests	115.8	69.5
Income tax expense	(17.8)	(13.5)
Net income	$98.0	$56.0

Earnings per share
Basic	$0.40	$0.23
Diluted	$0.40	$0.23

Weighted average common shares outstanding
Basic	242.4	241.8
Diluted	243.0	242.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$98.0	$56.0

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax (benefit) expense of $(6.9) and $5.4 for the three months ended March 31, 2025 and 2024, respectively	38.3	(46.3)
Reclassifications, net of tax benefit of $0.8 and $0.0 for the three months ended March 31, 2025 and 2024, respectively	29.8	—
Total foreign currency translation adjustments	68.1	(46.3)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(2.9) and $4.7 for the three months ended March 31, 2025 and 2024, respectively	(9.3)	15.2
Reclassifications, net of tax benefit of $0.3 and $1.9 for the three months ended March 31, 2025 and 2024, respectively	(1.3)	(7.2)
Total unrealized (loss) income on qualified hedging derivatives	(10.6)	8.0
Other comprehensive income (loss)	57.5	(38.3)
Comprehensive income	155.5	17.7
Comprehensive income attributable to non-controlling interests	0.1	—
Comprehensive income attributable to common stockholders	$155.6	$17.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$499.2	$359.4
Accounts receivable, net of allowance for doubtful accounts of $11.0 and $10.3 at March 31, 2025 and December 31, 2024, respectively	454.7	439.6
Inventories	269.9	246.2
Prepaid expenses	28.1	22.7
Other current assets	108.6	136.9
Current assets held for sale	—	65.2
Total current assets	1,360.5	1,270.0
Property, plant and equipment, net	283.8	276.8
Goodwill	2,162.0	2,132.0
Intangible assets, net	713.7	732.0
Deferred income tax assets	153.1	133.3
Other assets	121.5	140.9
Non-current assets held for sale	—	188.9
Total assets	$4,794.6	$4,873.9
Liabilities and stockholders' equity
Accounts payable	$145.2	$121.3
Current installments of long-term debt	—	10.4
Accrued expenses and other current liabilities	199.4	229.3
Current liabilities held for sale	—	18.7
Total current liabilities	344.6	379.7
Debt	1,623.8	1,813.6
Pension and post-retirement benefits	21.8	22.2
Deferred income tax liabilities	96.9	93.9
Other liabilities	172.5	152.6
Non-current liabilities held for sale	—	13.5
Total liabilities	2,259.6	2,475.5
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock: 400.0 shares authorized (2025: 267.7 shares issued; 2024: 267.2 shares issued)	2.7	2.7
Additional paid-in capital	4,219.6	4,214.1
Treasury stock (2025: 25.2 shares; 2024: 25.0 shares)	(354.3)	(349.5)
Accumulated deficit	(938.6)	(1,017.1)
Accumulated other comprehensive loss	(409.6)	(467.2)
Total stockholders' equity	2,519.8	2,383.0
Non-controlling interests	15.2	15.4
Total equity	2,535.0	2,398.4
Total liabilities and stockholders' equity	$4,794.6	$4,873.9

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$98.0	$56.0
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	37.2	40.3
Deferred income taxes	(4.8)	(5.4)
Foreign exchange losses (gains)	5.7	(7.8)
Incentive stock compensation	5.0	4.1
MGS Transaction gain	(72.1)	—
Other, net	4.5	3.7
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(12.8)	(4.8)
Inventories	(18.3)	(23.9)
Accounts payable	19.3	0.7
Accrued expenses	(44.5)	(14.5)
Prepaid expenses and other current assets	(4.8)	6.7
Other assets and liabilities	13.6	3.1
Net cash flows provided by operating activities	26.0	58.2
Cash flows from investing activities:
Capital expenditures	(11.0)	(19.0)
Proceeds from disposal of property, plant and equipment	0.1	—
Proceeds from the MGS Transaction (net of cash of $2.5 million)	322.9	—
Acquisitions, net of cash acquired	—	(3.9)
Other, net	25.6	—
Net cash flows provided by (used in) investing activities	337.6	(22.9)
Cash flows from financing activities:
Repayments of borrowings	(202.6)	(2.9)
Dividends	(19.8)	(20.0)
Payment of financing fees	—	(2.1)
Other, net	(4.9)	(7.7)
Net cash flows used in financing activities	(227.3)	(32.7)
Effect of exchange rate changes on cash and cash equivalents	3.5	(5.6)
Net increase (decrease) in cash and cash equivalents	139.8	(3.0)
Cash and cash equivalents at beginning of period	359.4	289.3
Cash and cash equivalents at end of period	$499.2	$286.3

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	98.0	—	98.0	—	98.0
Other comprehensive income, net of taxes	—	—	—	—	—	—	57.6	57.6	(0.1)	57.5
Exercise/ vesting of stock-based compensation	490,560	—	—	185,189	(4.8)	—	—	(4.8)	—	(4.8)
Issuance of common stock under Employee Stock Purchase Plan	16,511	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	267,661,545	$2.7	$4,219.6	25,157,590	$(354.3)	$(938.6)	$(409.6)	$2,519.8	$15.2	$2,535.0

Three Months Ended March 31, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	56.0	—	56.0	—	56.0
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(38.3)	(38.3)	—	(38.3)
Exercise/ vesting of share based compensation	837,317	—	—	324,502	(7.5)	—	—	(7.5)	—	(7.5)
Issuance of common stock under Employee Stock Purchase Plan	16,661	—	0.3	—	—	—	—	0.3	—	0.3
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.2	—	—	—	—	4.2	—	4.2
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2024	267,033,078	$2.7	$4,201.4	24,969,257	$(349.4)	$(1,146.8)	$(384.2)	$2,323.7	$15.6	$2,339.3

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
Element Solutions is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Element Solutions businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
The Company's operations are organized in two reportable segments: Electronics and Industrial & Specialty. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways, and its "assembly materials," such as surface mount technologies (SMT), pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemical solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Industrial & Specialty – The Industrial & Specialty segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; and chemistries used in water-based hydraulic control fluids for offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics, and oil and gas production end-markets. The segment provides specialty chemical solutions through the following businesses: Industrial Solutions and Energy Solutions. On February 28, 2025, the Company completed the sale of its previously reported flexographic printing plate business, MacDermid Graphics Solutions.
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
These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for interim periods, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in its 2024 Annual Report.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. DIVESTITURE
MGS Transaction
On February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions, for $323 million, net of cash, subject to ongoing customary adjustments. MacDermid Graphics Solutions represented substantially all of the Company’s Graphics Solutions business within its Industrial & Specialty segment. The sale resulted in a gain of $72.1 million during the first quarter of 2025 which was recognized as "Other income" in the Condensed Consolidated Statements of Operations.
The disposition met the accounting criteria to be classified as held for sale but did not meet the criteria to be reported as discontinued operations. As a result, the assets and liabilities of MacDermid Graphics Solutions were classified as held for sale in the Condensed Consolidated Balance Sheets and depreciation and amortization ceased as of September 1, 2024; the signing date of the sale and purchase agreement for this transaction.
The major components of MacDermid Graphics Solutions' assets and liabilities classified as held for sale were as follows:

(dollars in millions)	December 31, 2024
Assets held for sale:
Accounts receivable, net	$28.7
Inventories	30.6
Other current assets	5.9
Current assets held for sale	65.2
Property, plant and equipment, net	35.3
Goodwill	127.9
Intangible assets, net	11.0
ROU assets	11.3
Other assets	3.4
Non-current assets held for sale	$188.9
Liabilities held for sale:
Accounts payable	$9.3
Accrued expenses and other current liabilities	9.4
Current liabilities held for sale	18.7
Non-current lease liabilities	11.4
Other liabilities	2.1
Non-current liabilities held for sale	$13.5

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Finished goods	$146.9	$137.4
Work in process	43.7	35.6
Raw materials and supplies	79.3	73.2
Total inventories	$269.9	$246.2
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	March 31, 2025	December 31, 2024
Land and leasehold improvements	$47.3	$48.0
Buildings and improvements	190.8	180.0
Machinery, equipment, fixtures and software	327.6	313.1
Construction in process	56.7	55.5
Total property, plant and equipment	622.4	596.6
Accumulated depreciation	(338.6)	(319.8)
Property, plant and equipment, net	$283.8	$276.8
For the three months ended March 31, 2025 and 2024, the Company recorded depreciation expense of $10.0 million and $10.1 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2024	$1,258.1	$873.9	(1)	$2,132.0
Foreign currency translation and other	31.0	(1.0)		30.0
Balance at March 31, 2025	$1,289.1	$872.9		$2,162.0
(1) Includes accumulated impairment losses of $46.6 million.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets, Net
The major components of intangible assets, net were as follows:

	March 31, 2025			December 31, 2024
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$844.1	$(469.4)	$374.7	$830.5	$(447.8)	$382.7
Developed technology	293.3	(241.1)	52.2	291.4	(233.3)	58.1
Trade names	159.8	(37.1)	122.7	92.9	(37.0)	55.9
Reacquired distribution rights	187.0	(22.9)	164.1	187.0	(19.7)	167.3
Indefinite-lived trade name	—	—	—	68.0	—	68.0
Total	$1,484.2	$(770.5)	$713.7	$1,469.8	$(737.8)	$732.0
For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense on intangible assets of $27.2 million and $30.2 million, respectively.
In the first quarter of 2025, the Company determined that the useful life of one of its trade names no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this trade name over 20 years, consistent with other similar finite-lived assets.
In the first quarter of 2024, one of the product qualification milestones agreed to as part of the Kuprion Acquisition was achieved. As a result, the Company made a payment of $3.9 million, which was recognized as "Research and development" expense in the Condensed Consolidated Statements of Operations as the technology did not yet meet the accounting definition of an asset. The payment was included in "Acquisitions, net of cash acquired" in the Condensed Consolidated Statements of Cash Flows as a cash outflow from investing activities.
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
Term Loans (1)	2030	SOFR plus 1.75%	$829.4	$1,030.0
Senior Notes - $800 million (2)	2028	3.875%	794.4	794.0
Total debt			1,623.8	1,824.0
Less: current installments of long-term debt			—	10.4
Total long-term debt			$1,623.8	$1,813.6

(1) Term loans, net of unamortized discounts and debt issuance costs of $6.8 million and $8.8 million at March 31, 2025 and December 31, 2024, respectively. The effective interest rate was 4.2% and 3.0% at March 31, 2025 and December 31, 2024, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $5.6 million and $6.0 million at March 31, 2025 and December 31, 2024, respectively. The effective interest rate was 4.1% at both March 31, 2025 and December 31, 2024.
Credit Agreement
The Company is a party to the Credit Agreement, which provides for senior secured credit facilities in an initial aggregate principal amount of $1.42 billion, consisting of a tranche of term loans B-3 of $1.04 billion, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027. The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On March 31, 2025, the Company prepaid $200 million of its term loans B-3 with the proceeds of the MGS Transaction, reducing the principal outstanding from $1.04 billion to $836 million and ceasing required quarterly principal payments on the balance of its outstanding term loans. The Company expensed $1.8 million to "Other expense, net" in the Condensed Consolidated Statements of Operations as a result of this transaction.
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
At March 31, 2025, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $368 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2025 and December 31, 2024, there were no material amounts outstanding under such facilities, respectively. The Company had letters of credit outstanding of $7.0 million at March 31, 2025 and December 31, 2024, respectively, which reduced the borrowings available under the various facilities. At March 31, 2025 and December 31, 2024, the availability under these facilities totaled approximately $390 million, respectively, net of outstanding letters of credit.

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
All derivatives are recognized in the Consolidated Balance Sheets at fair value. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Condensed Consolidated Statements of Cash Flows.
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
In March 2025, in connection with the partial prepayment of its term loans B-3, the Company terminated and monetized $49.7 million in notional value of related interest rate swaps and cross-currency swaps that were scheduled to mature in 2028. This transaction did not have a material impact on the Company's Condensed Consolidated Financial Statements.
In January 2025, upon maturity of $286 million in notional value of its cross-currency swaps, the Company received cash proceeds of $25.5 million which will remain in "Accumulated other comprehensive loss" until the hedged net investment is sold or liquidated. Subsequently, the Company entered into new interest rate swaps and cross-currency swaps to effectively convert $135 million of the term loans B-3, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through December 2029.
The total notional value of the interest rate swaps and cross-currency swaps was $836 million and $1.04 billion at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, approximately $701 million in notional value matures in December 2028 and the remaining balance in December 2029. The net result of these hedges is an interest rate of approximately 4.2% at March 31, 2025 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net liability of $4.6 million and net asset of $8.9 million at March 31, 2025 and December 31, 2024, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net asset of $1.8 million and $54.0 million at March 31, 2025 and December 31, 2024, respectively.
For the three months ended March 31, 2025, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a $1.4 million benefit from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

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
At March 31, 2025, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, British pound and euro. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2025 and December 31, 2024 was approximately $153 million and $104 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.7 million and net current asset $0.9 million at March 31, 2025 and December 31, 2024, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily tin and silver, for a notional amount of $61.1 million and $55.3 million at March 31, 2025 and December 31, 2024, respectively. The fair value of the metals derivative contracts was a net current liability of $7.5 million and a net current asset of $3.2 million at March 31, 2025 and December 31, 2024, respectively. Substantially all contracts outstanding at March 31, 2025 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2025	December 31, 2024
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$—	$1.7
Metals contracts	Other current assets	Level 2	0.1	3.3
Interest rate swaps	Other current assets	Level 2	1.5	4.0
Cross-currency swaps	Other current assets	Level 2	11.8	39.2
Interest rate swaps	Other assets	Level 2	—	4.9
Cross-currency swaps	Other assets	Level 2	—	14.8
Total			$13.4	$67.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.7	$0.8
Metals contracts	Accrued expenses and other current liabilities	Level 2	7.6	0.1
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	0.1	—
Interest rate swaps	Other liabilities	Level 2	6.0	—
Cross-currency swaps	Other liabilities	Level 2	10.0	—
Total			$24.4	$0.9
The fair values of Level 1 and Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2025.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.62 billion and $1.59 billion, respectively, at March 31, 2025. At December 31, 2024, the carrying value and estimated fair value totaled $1.82 billion and $1.81 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

8. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts)	2025	2024
Net income	$98.0	$56.0
Net income attributable to non-controlling interests	—	—
Net income attributable to common stockholders	$98.0	$56.0

Basic weighted average common shares outstanding	242.4	241.8
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.6	0.7
Denominator adjustments for diluted EPS	0.6	0.7
Diluted weighted average common shares outstanding	243.0	242.5

Earnings per share attributable to common stockholders:
Basic	$0.40	$0.23
Diluted	$0.40	$0.23
For the three months ended March 31, 2025 and 2024, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended
	March 31,
(shares in millions)	2025	2024
Shares issuable upon vesting of RSUs and exercise of stock options	3.8	3.6
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $11.1 million and $10.7 million at March 31, 2025 and December 31, 2024, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
10. INCOME TAXES
The Company's quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, which includes the impact of foreign withholding tax accruals and uncertain tax positions, adjusted for discrete items, within the periods presented. The comparison of the Company's income tax provision between periods can be significantly impacted by the level and mix of earnings, losses by tax jurisdiction and discrete items.

For the three months ended March 31, 2025, the Company recognized income tax expense of $17.8 million, resulting in an effective tax rate of 15% as compared to $13.5 million and an effective tax rate of 19% in the same period for 2024. Income tax expense for the three months ended March 31, 2025 includes a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to FDII, partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $72.1 million. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

Income tax expense for the three months ended March 31, 2024 included a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, a benefit from a U.S. tax deduction related to FDII, the negative impact of GILTI, the impact of changes to the level and mix of earnings and a benefit from the ability to utilize prior period losses in the United Kingdom based on improved profitability.
11. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee of $2.0 million and reimbursement for expenses, which are recorded in the Condensed Consolidated Statements of Operations as "Selling, technical, general and administrative" expense. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term.
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
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Net sales:
Electronics
Assembly Solutions	$194.1	$167.5
Circuitry Solutions	120.1	111.8
Semiconductor Solutions	80.1	69.9
Total Electronics	394.3	349.2
Industrial & Specialty
Industrial Solutions	157.2	166.5
Graphics Solutions	24.2	37.0
Energy Solutions	18.0	22.3
Total Industrial & Specialty	199.4	225.8
Total net sales	$593.7	$575.0

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Net income	$98.0	$56.0
Add (subtract):
Income tax expense	17.8	13.5
Interest expense, net	14.3	13.9
Depreciation expense	10.0	10.1
Amortization expense	27.2	30.2
EBITDA	167.3	123.7
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	1.1	2.3
Acquisition, divestiture and integration expense	8.3	1.7
Foreign exchange losses (gains) on intercompany loans	6.0	(6.8)
MGS Transaction gain	(72.1)	—
Debt financing costs	1.8	—
Kuprion Acquisition research and development charge	—	3.9
Other, net	16.0	2.2
Adjusted EBITDA	$128.4	$127.0
The following tables summarize financial information regarding each reportable segment's results of operations. As noted above, Adjusted EBITDA for each segment excludes certain items that may not be indicative of the Company's core operating results for its reportable segments. As such, the "Segment Total" below may not agree to the corresponding amounts on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
	2025			2024
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total	Electronics	Industrial & Specialty	Segment Total
Net sales	$394.3	$199.4	$593.7	$349.2	$225.8	$575.0
Cost of sales	233.2	109.7	342.9	200.9	128.3	329.2
Selling, technical, general and administrative	65.3	51.9	117.2	57.8	56.0	113.8
Research and development	12.0	3.3	15.3	10.2	3.4	13.6
Other segment items (1)	0.7	(0.8)	(0.1)	2.0	(0.5)	1.5
Add: Depreciation expense	5.8	4.2	10.0	5.6	4.5	10.1
Adjusted EBITDA	$88.9	$39.5	$128.4	$83.9	$43.1	$127.0
(1) Other segment items for the Electronics segment primarily consist of $0.3 million and $2.8 million of realized losses associated with metals derivative contracts for the three months ended March 31, 2025 and 2024, respectively. See Note 7, Financial Instruments, to the Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Assets by Reportable Segment
Total assets by reportable segment at March 31, 2025 and December 31, 2024 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2024 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report.
Overview
Our Business
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
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

Electronics provides solutions through the following businesses:

Assembly Solutions
As a global supplier of SMT, fluxes, thermal management materials, coatings and other attachment materials, we develop high-performing innovative materials that are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets.

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

Industrial & Specialty – Our Industrial & Specialty segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure and high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces; and chemistries used in water-based hydraulic control fluids for offshore energy production. The segment's products are used in the aerospace, automotive, construction, consumer electronics and oil and gas production end markets. On February 28, 2025, the Company completed the sale of its previously reported flexographic printing plate business, MacDermid Graphics Solutions.
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

Recent Developments
Portfolio Optimization - On February 28, 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, for $323 million, net of cash, subject to customary adjustments. MacDermid Graphics Solutions represented substantially all of our Graphics Solutions business within our Industrial & Specialty segment. The sale resulted in a gain of $72.1 million during the first quarter of 2025.
Debt Reduction - On March 31, 2025, we prepaid $200 million of our term loans B-3 with the proceeds from the MGS Transaction, reducing the principal outstanding under our Credit Agreement from $1.04 billion to $836 million.

Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2024 Annual Report.
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

Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2025	2024	Reported	Constant Currency	Organic
Net sales	$593.7	$575.0	3%	6%	5%
Cost of sales	343.2	330.0	4%	7%
Gross profit	250.5	245.0	2%	5%
Gross margin	42.2%	42.6%	(40) bps	(40) bps
Operating expenses	173.1	167.2	4%	5%
Operating profit	77.4	77.8	(1)%	5%
Operating margin	13.0%	13.5%	(50)bps	(10)bps
Other income (expense), net	38.4	(8.3)	(nm)
Income tax expense	(17.8)	(13.5)	31%
Net income	$98.0	$56.0	75%
Net income margin	16.5%	9.7%	680bps

Adjusted EBITDA	$128.4	$127.0	1%	5%
Adjusted EBITDA margin	21.6%	22.1%	(50)bps	(30)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2025 increased 3% on a reported basis, 6% on a constant currency basis and 5% on an organic basis. Electronics' consolidated results were positively impacted by $18.5 million of pass-through metals pricing and Industrial & Specialty's consolidated results were negatively impacted by a divestiture of $13.3 million.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2025	2024	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Divestiture	Organic Net Sales Growth
Electronics:
Assembly Solutions	$194.1	$167.5	16%	3%	19%	(11)%	—%	8%
Circuitry Solutions	120.1	111.8	7%	0%	8%	—%	—%	8%
Semiconductor Solutions	80.1	69.9	15%	2%	17%	—%	—%	17%
Total	394.3	349.2	13%	2%	15%	(5)%	—%	10%

Industrial & Specialty:
Industrial Solutions	157.2	166.5	(6)%	4%	(1)%	—%	—%	(1)%
Graphics Solutions	24.2	37.0	(35)%	4%	(30)%	—%	36%	5%
Energy Solutions	18.0	22.3	(19)%	4%	(16)%	—%	—%	(16)%
Total	199.4	225.8	(12)%	4%	(7)%	—%	6%	(2)%

Total	$593.7	$575.0	3%	3%	6%	(3)%	2%	5%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2025 increased 13% on a reported basis, 15% on a constant currency basis and 10% on an organic basis.
•Assembly Solutions: net sales increased 16% on a reported basis and 8% on an organic basis. Pass-through metals pricing had a positive impact of 11% on reported net sales. Foreign exchange had a negative impact of 3% on reported net sales. The increase in organic net sales was primarily due to higher paste and flux volumes from increased consumer electronics demand in China and the Americas.
•Circuitry Solutions: net sales increased 7% on a reported basis and 8% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions and increased demand in the memory disk end market.
•Semiconductor Solutions: net sales increased 15% on a reported basis and 17% on an organic basis. Foreign exchange had a negative impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand for precious metal based products, demand in Asia for wafer plating and advanced packaging material solutions, as well as growth with new power electronics customers.
Industrial & Specialty's net sales in the first quarter of 2025 decreased 12% on a reported basis, 7% on a constant currency basis and 2% on an organic basis.
•Industrial Solutions: net sales decreased 6% on a reported basis and 1% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The decrease in organic net sales was primarily due to volume declines in Europe from lower activity in automotive, construction and general industrial markets, partially offset by increased net sales of engineering applications primarily in the United Kingdom.
•Graphics Solutions: net sales decreased 35% on a reported basis and increased 5% on an organic basis. The MGS Transaction had a negative impact of 36% on reported net sales. Foreign exchange had a negative impact of 4% on reported net sales. The increase in organic net sales was primarily due to demand for flexographic printing plates in Latin America.
•Energy Solutions: net sales decreased 19% on a reported basis and 16% on an organic basis. Foreign exchange had a negative impact of 4% on reported net sales. The decrease in organic net sales was primarily due to our customers' lower production levels and delays in fill activity.
Gross Profit

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2025	2024	Reported	Constant Currency
Gross profit
Electronics	$161.0	$147.7	9%	11%
Industrial & Specialty	89.5	97.3	(8)%	(3)%
Total	$250.5	$245.0	2%	5%

Gross margin
Electronics	40.8%	42.3%	(150) bps	(150) bps
Industrial & Specialty	44.8%	43.1%	170 bps	180 bps
Total	42.2%	42.6%	(40) bps	(40) bps
Electronics' gross profit in the first quarter of 2025 increased by 9% on a reported basis and 11% on a constant currency basis. The constant currency increase in gross profit was primarily driven by broad-based organic volume growth across all three Electronics business units. The decrease in gross margin was primarily due to the negative impact of higher prices of pass-through tin and silver.

Industrial & Specialty's gross profit in the first quarter of 2025 decreased by 8% on a reported basis and 3% on a constant currency basis. The MGS Transaction had a negative impact of $5.4 million on constant currency gross profit, which was the primary driver of the decrease. The increase in gross margin was primarily due to continued price discipline and raw material deflation in the Industrial Solutions business.
Operating Expenses

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2025	2024	Reported	Constant Currency
Selling, technical, general and administrative	$157.2	$149.1	5%	7%
Research and development	15.9	18.1	(12)%	(12)%
Total	$173.1	$167.2	4%	5%

Operating expenses as % of net sales
Selling, technical, general and administrative	26.5%	25.9%	60 bps	30 bps
Research and development	2.7%	3.1%	(40) bps	(50) bps
Total	29.2%	29.1%	10 bps	(30) bps
Operating expenses in the first quarter of 2025 increased 4% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by higher personnel costs and $3.2 million of non-recurring costs associated with the MGS Transaction in the first quarter of 2025, partially offset by $3.6 million of lower operating expenses due to the sale of MacDermid Graphics Solutions and $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition incurred in the first quarter of 2024. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information.

Other (Expense) Income

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Other (expense) income
Interest expense, net	$(14.3)	$(13.9)
Foreign exchange (losses) gains	(6.3)	7.9
Other expense, net	(13.1)	(2.3)
MGS Transaction gain	72.1	—
Total	$38.4	$(8.3)
Interest expense, net
For the three months ended March 31, 2025, interest expense, net increased $0.4 million primarily due to a higher effective interest rate on our term loans, after considering the impact of the applicable hedges, offset by higher interest income and a lower term loan principal balance when compared to the prior year period.
Foreign exchange (losses) gains
For the three months ended March 31, 2025 and 2024, the fluctuations in foreign exchange (losses) and gains were primarily driven by the remeasurement of intercompany loans.
Other expense, net
For the three months ended March 31, 2025, other expense, net included $11.1 million of net losses associated with metals derivative contracts ($0.3 million of realized and $10.8 million of unrealized losses), $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3 and $1.2 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended March 31, 2024, other expense, net included $3.4 million of net losses associated with metals derivative contracts ($2.8 million of realized and $0.6 million of unrealized losses) and $1.3 million of charges due to highly inflationary accounting for our operations in Turkey.

The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business and are intended to mitigate the impact associated with fixed price agreements with our customers or commodity price movement after inventory is purchased on "Gross profit." See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.

MGS Transaction gain
In the first quarter of 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions, resulting in a gain of $72.1 million.
Income Tax
Income tax expense for the three months ended March 31, 2025 totaled $17.8 million, as compared to $13.5 million for the three months ended March 31, 2024. Income tax expense for the three months ended March 31, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to FDII, partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $72.1 million. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

Income tax expense for the three months ended March 31, 2024, included a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, the impact of changes to the level and mix of earnings and a benefit from the ability to utilize prior period losses in the United Kingdom based on improved profitability.

See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2025	2024	Reported	Constant Currency
Net income:
Total	$98.0	$56.0	75%

Adjusted EBITDA:
Electronics	$88.9	$83.9	6%	9%
Industrial & Specialty	39.5	43.1	(8)%	(2)%
Total	$128.4	$127.0	1%	5%

Net income margin:
Total	16.5%	9.7%	680 bps

Adjusted EBITDA margin:
Electronics	22.5%	24.0%	(150) bps	(130) bps
Industrial & Specialty	19.8%	19.1%	70 bps	110 bps
Total	21.6%	22.1%	(50) bps	(30) bps
For the three months ended March 31, 2025, Electronics' Adjusted EBITDA increased 6% on a reported basis and 9% on a constant currency basis. The constant currency increase was primarily driven by the broad-based increase in sales across the segment. Industrial & Specialty's Adjusted EBITDA decreased 8% on a reported basis and 2% on a constant currency basis. The MGS Transaction had a negative impact of $3.0 million on constant currency Adjusted EBITDA. In addition, lower volume in the Industrial Solutions business and declines in our higher margin Energy Solutions business contributed to the decrease.
Liquidity and Capital Resources
Our primary sources of liquidity during the three months ended March 31, 2025 were the proceeds from the MGS Transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to prepay $200 million of our outstanding term loans B-3, pay cash dividends and fund operations including working capital and capital expenditures. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the first quarter of 2025, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.

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
During the three months ended March 31, 2025, approximately 78% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $499 million of cash and cash equivalents at March 31, 2025, $255 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Three Months Ended
	March 31,
(dollars in millions)	2025	2024
Cash provided by operating activities	$26.0	$58.2
Cash provided by (used in) investing activities	$337.6	$(22.9)
Cash used in financing activities	$(227.3)	$(32.7)
Operating Activities
The decrease in net cash flows provided by operating activities of $32.2 million was primarily driven by lower cash operating profits (net income adjusted for non-cash items) and higher incentive compensation payments partially offset by lower levels of working capital investment.
Investing Activities
During the three months ended March 31, 2025, we received cash proceeds of $323 million upon the closing of the MGS Transaction and we paid approximately $8.0 million of lower capital expenditures compared to the same period in 2024 due to several multi-year growth projects which have neared completion. During the three months ended March 31, 2024, we paid approximately $3.9 million of contingent consideration in connection with the Kuprion Acquisition. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Kuprion contingent consideration.

Financing Activities
During the three months ended March 31, 2025, we prepaid $200 million of our outstanding term loans B-3. In addition, we paid $19.8 million of cash dividends on shares of our common stock and $4.8 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net." During the three months ended March 31, 2024, we paid $20.0 million of cash dividends on shares of our common stock and $7.5 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At March 31, 2025, we had $1.62 billion of indebtedness, net of unamortized discounts and debt issuance costs of $12.4 million, which was comprised of:
•$836 million of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $390 million at March 31, 2025 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2025, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2024 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2024 Annual Report.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2024 Annual Report.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 24, 2025.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)