Form 10-Q
period 2025-09-30
Element Solutions Inc
filed 2025-10-29
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 001-36272
Element Solutions Inc
(Exact name of Registrant as specified in its charter)

Delaware		37-1744899
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 S Pointe Drive, Suite 200		33139
Miami Beach,	Florida	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding at October 16, 2025: 241,999,914

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Credit Agreement	Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions and the lenders from time to time parties thereto.
EBITDA	Earnings before interest, taxes, depreciation and amortization.
Exchange Act	Securities Exchange Act of 1934, as amended.
FDII	Foreign-derived intangible income.
GAAP	U.S. Generally Accepted Accounting Principles.
GILTI	Global intangible low-taxed income.
Kuprion Acquisition	Element Solutions' acquisition of Kuprion, Inc. on May 19, 2023.
MGS Transaction	Element Solutions' sale of its flexographic printing plate business, MacDermid Graphics Solutions, on February 28, 2025.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2025.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
2024 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Kuprion Acquisition and the MGS Transaction; the tax treatment and tax implications of the MGS Transaction; deferred payments related to the Kuprion Acquisition; the war in Ukraine, the Israel-Hamas conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries, and other economic factors that may affect cost structure and demand; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; the impact of tax planning strategies, assessments and settlements; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; market volatility, including as a result of tariff uncertainty; price and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; shares repurchases; debt and/or equity issuance or retirement; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$656.1	$645.0	$1,875.0	$1,832.7
Cost of sales	379.1	377.5	1,081.1	1,053.0
Gross profit	277.0	267.5	793.9	779.7
Operating expenses:
Selling, technical, general and administrative	158.1	157.6	471.2	462.1
Research and development	18.1	14.9	50.2	48.6
Total operating expenses	176.2	172.5	521.4	510.7
Operating profit	100.8	95.0	272.5	269.0
Other (expense) income:
Interest expense, net	(13.3)	(14.2)	(40.5)	(42.4)
Foreign exchange (losses) gains	(11.0)	11.1	(34.4)	24.0
Other expense, net	(14.0)	(14.7)	(22.6)	(29.7)
(Loss) gain on divestitures	(7.0)	—	59.6	—
Total other expense	(45.3)	(17.8)	(37.9)	(48.1)
Income before income taxes and non-controlling interests	55.5	77.2	234.6	220.9
Income tax expense	(16.2)	(36.8)	(49.8)	(32.8)
Net income from continuing operations	39.3	40.4	184.8	188.1
Income from discontinued operations, net of tax	—	—	—	1.6
Net income	39.3	40.4	184.8	189.7
Net income attributable to non-controlling interests	—	(0.1)	(0.1)	(0.2)
Net income attributable to common stockholders	$39.3	$40.3	$184.7	$189.5

Earnings per share
Basic	$0.16	$0.17	$0.76	$0.77
Basic from discontinued operations	—	—	—	0.01
Basic attributable to common stockholders	$0.16	$0.17	$0.76	$0.78

Diluted	$0.16	$0.17	$0.76	$0.77
Diluted from discontinued operations	—	—	—	0.01
Diluted attributable to common stockholders	$0.16	$0.17	$0.76	$0.78

Weighted average common shares outstanding
Basic	241.6	242.1	242.0	242.0
Diluted	242.0	242.6	242.4	242.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$39.3	$40.4	$184.8	$189.7

Other comprehensive (loss) income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $2.5 and $(8.9) for the three months ended September 30, 2025 and 2024 and $(21.7) and $(0.9) for the nine months ended September 30, 2025 and 2024, respectively	(0.7)	65.2	134.1	(9.5)
Reclassifications, net of tax benefit of $0.0 for the three months ended September 30, 2025 and 2024 and $0.8 and $0.0 for the nine months ended September 30, 2025 and 2024, respectively	0.1	—	29.9	—
Total foreign currency translation adjustments	(0.6)	65.2	164.0	(9.5)
Available-for-sale debt securities:
Other comprehensive income before reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2025 and 2024, respectively	—	—	—	0.2
Reclassifications, net of tax expense of $0.0 for the three and nine months ended September 30, 2025 and 2024, respectively	—	(0.2)	—	(0.2)
Total unrealized loss on available-for-sale debt securities	—	(0.2)	—	—
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $0.1 and $(5.3) for the three months ended September 30, 2025 and 2024 and $(3.9) and $1.1 for the nine months ended September 30, 2025 and 2024, respectively	0.4	(17.2)	(12.6)	3.5
Reclassifications, net of tax benefit of $0.3 and $2.0 for the three months ended September 30, 2025 and 2024 and $0.9 and $5.7 for the nine months ended September 30, 2025 and 2024, respectively	(1.3)	(6.6)	(3.9)	(20.2)
Total unrealized (loss) on qualified hedging derivatives	(0.9)	(23.8)	(16.5)	(16.7)
Other comprehensive (loss) income	(1.5)	41.2	147.5	(26.2)
Comprehensive income	37.8	81.6	332.3	163.5
Comprehensive income attributable to non-controlling interests	0.1	—	0.1	—
Comprehensive income attributable to common stockholders	$37.9	$81.6	$332.4	$163.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$594.3	$359.4
Accounts receivable, net of allowance for doubtful accounts of $10.7 and $10.3 at September 30, 2025 and December 31, 2024, respectively	502.2	439.6
Inventories	290.9	246.2
Prepaid expenses	29.3	22.7
Other current assets	109.5	136.9
Current assets held for sale	—	65.2
Total current assets	1,526.2	1,270.0
Property, plant and equipment, net	300.1	276.8
Goodwill	2,234.1	2,132.0
Intangible assets, net	675.6	732.0
Deferred income tax assets	182.8	133.3
Other assets	126.3	140.9
Non-current assets held for sale	—	188.9
Total assets	$5,045.1	$4,873.9
Liabilities and stockholders' equity
Accounts payable	$145.2	$121.3
Current installments of long-term debt	—	10.4
Accrued expenses and other current liabilities	231.5	229.3
Current liabilities held for sale	—	18.7
Total current liabilities	376.7	379.7
Debt	1,625.2	1,813.6
Pension and post-retirement benefits	21.4	22.2
Deferred income tax liabilities	97.4	93.9
Other liabilities	255.7	152.6
Non-current liabilities held for sale	—	13.5
Total liabilities	2,376.4	2,475.5
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock: 400.0 shares authorized (2025: 268.1 shares issued; 2024: 267.2 shares issued)	2.7	2.7
Additional paid-in capital	4,235.5	4,214.1
Treasury stock (2025: 26.1 shares; 2024: 25.0 shares)	(373.9)	(349.5)
Accumulated deficit	(891.1)	(1,017.1)
Accumulated other comprehensive loss	(319.5)	(467.2)
Total stockholders' equity	2,653.7	2,383.0
Non-controlling interests	15.0	15.4
Total equity	2,668.7	2,398.4
Total liabilities and stockholders' equity	$5,045.1	$4,873.9

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$184.8	$189.7
Net income from discontinued operations, net of tax	—	1.6
Net income from continuing operations	184.8	188.1
Reconciliations of net income from continuing operations to net cash flows provided by operating activities:
Depreciation and amortization	114.0	119.8
Deferred income taxes	(16.2)	(33.6)
Foreign exchange losses (gains)	28.6	(24.9)
Incentive stock compensation	15.8	11.5
Net gain on divestitures	(59.6)	—
Other, net	9.7	18.6
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(49.6)	(44.4)
Inventories	(35.0)	(21.4)
Accounts payable	15.8	(0.1)
Accrued expenses	(16.5)	17.9
Prepaid expenses and other current assets	(14.4)	(3.5)
Other assets and liabilities	21.3	(4.7)
Net cash flows provided by operating activities	198.7	223.3
Cash flows from investing activities:
Capital expenditures	(45.2)	(46.1)
Proceeds from disposal of property, plant and equipment	0.8	—
Proceeds from divestitures (net of cash of $2.3 million)	323.8	—
Acquisitions, net of cash acquired	—	(3.9)
Other, net	25.5	(6.4)
Net cash flows provided by (used in) investing activities	304.9	(56.4)
Cash flows from financing activities:
Repayments of borrowings	(202.6)	(8.6)
Repurchases of common stock	(19.4)	—
Dividends	(58.4)	(58.8)
Payment of financing fees	—	(2.1)
Other, net	(0.7)	(12.8)
Net cash flows used in financing activities	(281.1)	(82.3)
Net cash flows provided by operating activities of discontinued operations	—	1.6
Effect of exchange rate changes on cash and cash equivalents	12.4	0.5
Net increase in cash and cash equivalents	234.9	86.7
Cash and cash equivalents at beginning of period	359.4	289.3
Cash and cash equivalents at end of period	$594.3	$376.0

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	267,722,822	$2.7	$4,226.3	26,107,722	$(373.8)	$(910.9)	$(318.1)	$2,626.2	$15.1	$2,641.3
Net income	—	—	—	—	—	39.3	—	39.3	—	39.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1.4)	(1.4)	(0.1)	(1.5)
Exercise/ vesting of stock-based compensation	366,627	—	4.2	1,792	(0.1)	—	—	4.1	—	4.1
Issuance of common stock under Employee Stock Purchase Plan	19,979	—	0.4	—	—	—	—	0.4	—	0.4
Repurchases of common stock	—	—	—	—	—	—	—	—	—	—
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.6	—	—	—	—	4.6	—	4.6
Changes in non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2025	268,109,428	$2.7	$4,235.5	26,109,514	$(373.9)	$(891.1)	$(319.5)	$2,653.7	$15.0	$2,668.7

Three Months Ended September 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2024	267,112,209	$2.7	$4,206.2	24,969,801	$(349.4)	$(1,073.2)	$(413.2)	$2,373.1	$15.6	$2,388.7
Net income	—	—	—	—	—	40.3	—	40.3	0.1	40.4
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	41.3	41.3	(0.1)	41.2
Exercise/ vesting of share based compensation	4,494	—	—	1,410	(0.1)	—	—	(0.1)	—	(0.1)
Issuance of common stock under Employee Stock Purchase Plan	17,141	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	3.8	—	—	—	—	3.8	—	3.8
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at September 30, 2024	267,133,844	$2.7	$4,210.4	24,971,211	$(349.5)	$(1,052.4)	$(371.9)	$2,439.3	$15.4	$2,454.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	184.7	—	184.7	0.1	184.8
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	147.7	147.7	(0.2)	147.5
Exercise/ vesting of stock-based compensation	899,418	—	4.2	187,315	(4.9)	—	—	(0.7)	—	(0.7)
Issuance of common stock under Employee Stock Purchase Plan	55,536	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	—	949,798	(19.5)	—	—	(19.5)	—	(19.5)
Dividends ($0.24 per share)	—	—	—	—	—	(58.7)	—	(58.7)	—	(58.7)
Equity compensation expense	—	—	16.1	—	—	—	—	16.1	—	16.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2025	268,109,428	$2.7	$4,235.5	26,109,514	$(373.9)	$(891.1)	$(319.5)	$2,653.7	$15.0	$2,668.7

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	189.5	—	189.5	0.2	189.7
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(26.0)	(26.0)	(0.2)	(26.2)
Exercise/ vesting of stock-based compensation	904,295	—	0.2	326,456	(7.6)	—	—	(7.4)	—	(7.4)
Issuance of common stock under Employee Stock Purchase Plan	50,449	—	1.0	—	—	—	—	1.0	—	1.0
Dividends ($0.24 per share)	—	—	—	—	—	(58.6)	—	(58.6)	—	(58.6)
Equity compensation expense	—	—	11.7	—	—	—	—	11.7	—	11.7
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	(0.4)	0.2
Balance at September 30, 2024	267,133,844	$2.7	$4,210.4	24,971,211	$(349.5)	$(1,052.4)	$(371.9)	$2,439.3	$15.4	$2,454.7

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
Element Solutions is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Element Solutions businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
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
2. DIVESTITURES
MGS Transaction
On February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions, for $323 million, net of cash, subject to ongoing customary adjustments. MacDermid Graphics Solutions represented substantially all of the Company’s Graphics Solutions business within its Industrial & Specialty segment. The sale resulted in a gain of $66.6 million, which was recognized in "Other expense, net" in the Condensed Consolidated Statements of Operations.
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
Other Divestiture Activity
In 2025, the Company received $0.9 million of net proceeds and recognized a loss on sale of $7.0 million for other immaterial divestiture activity. The net loss on sale was recognized in "Other expense, net" in the Condensed Consolidated Statements of Operations.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Finished goods	$151.7	$137.4
Work in process	55.0	35.6
Raw materials and supplies	84.2	73.2
Total inventories	$290.9	$246.2
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	September 30, 2025	December 31, 2024
Land and leasehold improvements	$49.3	$48.0
Buildings and improvements	203.5	180.0
Machinery, equipment, fixtures and software	356.9	313.1
Construction in process	57.2	55.5
Total property, plant and equipment	666.9	596.6
Accumulated depreciation	(366.8)	(319.8)
Property, plant and equipment, net	$300.1	$276.8
For the three months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $10.0 million and $10.0 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation expense of $29.7 million and $30.4 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Industrial & Specialty		Total
Balance at December 31, 2024	$1,258.1	$873.9	(1)	$2,132.0
Divestitures (2)	—	(1.3)		(1.3)
Foreign currency translation and other	50.7	52.7		103.4
Balance at September 30, 2025	$1,308.8	$925.3		$2,234.1
(1) Includes accumulated impairment losses of $46.6 million.
(2) In the second quarter of 2025, the Company completed an immaterial divestiture. See Note 2, Divestitures, to the unaudited Condensed Consolidated Financial Statements for further information.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Intangible Assets, Net
The major components of intangible assets, net were as follows:

	September 30, 2025			December 31, 2024
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$874.1	$(516.0)	$358.1	$830.5	$(447.8)	$382.7
Developed technology	306.2	(266.2)	40.0	291.4	(233.3)	58.1
Trade names	163.2	(43.6)	119.6	92.9	(37.0)	55.9
Reacquired distribution rights	187.0	(29.1)	157.9	187.0	(19.7)	167.3
Indefinite-lived trade name	—	—	—	68.0	—	68.0
Total	$1,530.5	$(854.9)	$675.6	$1,469.8	$(737.8)	$732.0
For the three months ended September 30, 2025 and 2024, the Company recorded amortization expense on intangible assets of $28.6 million and $29.4 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense on intangible assets of $84.3 million and $89.4 million, respectively.
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
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Term Loans (1)	2030	SOFR plus 1.75%	$830.0	$1,030.0
Senior Notes - $800 million (2)	2028	3.875%	795.2	794.0
Total debt			1,625.2	1,824.0
Less: current installments of long-term debt			—	10.4
Total long-term debt			$1,625.2	$1,813.6

(1) Term loans, net of unamortized discounts and debt issuance costs of $6.2 million and $8.8 million at September 30, 2025 and December 31, 2024, respectively. The effective interest rate was 4.5% and 3.0% at September 30, 2025 and December 31, 2024, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $4.8 million and $6.0 million at September 30, 2025 and December 31, 2024, respectively. The effective interest rate was 4.1% at both September 30, 2025 and December 31, 2024.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

On March 31, 2025, the Company prepaid $200 million of its term loans B-3 with the proceeds of the MGS Transaction, reducing the principal outstanding from $1.04 billion to $836 million and ceasing required quarterly principal payments on the balance of its outstanding term loans. The Company expensed $1.8 million to "Other expense, net" in the Condensed Consolidated Statements of Operations as a result of this payment.
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
At September 30, 2025, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $368 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2025 and December 31, 2024, there were no material amounts outstanding under such facilities, respectively. The Company had letters of credit outstanding of $7.0 million at September 30, 2025 and December 31, 2024, respectively, which reduced the borrowings available under the various facilities. At September 30, 2025 and December 31, 2024, the availability under these facilities totaled approximately $390 million, respectively, net of outstanding letters of credit.

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
The total notional value of the interest rate swaps and cross-currency swaps was $832 million and $1.04 billion at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, approximately $697 million in notional value matures in December 2028 and the remaining balance in December 2029. The net result of these hedges is an interest rate of approximately 4.5% at September 30, 2025 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net liability of $11.6 million and a net asset of $8.9 million at September 30, 2025 and December 31, 2024, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net liability of $66.5 million and a net asset of $54.0 million at September 30, 2025 and December 31, 2024, respectively.
For the three and nine months ended September 30, 2025, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $1.2 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.

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
At September 30, 2025, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2025 and December 31, 2024 was approximately $167 million and $104 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.2 million and a net current asset of $0.9 million at September 30, 2025 and December 31, 2024, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $80.1 million and $55.3 million at September 30, 2025 and December 31, 2024, respectively. The fair value of the metals derivative contracts was a net current liability of $10.1 million and a net current asset of $3.2 million at September 30, 2025 and December 31, 2024, respectively. Substantially all contracts outstanding at September 30, 2025 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2025	December 31, 2024
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.1	$1.7
Metals contracts	Other current assets	Level 2	0.2	3.3
Interest rate swaps	Other current assets	Level 2	—	4.0
Cross-currency swaps	Other current assets	Level 2	8.0	39.2
Interest rate swaps	Other assets	Level 2	—	4.9
Cross-currency swaps	Other assets	Level 2	—	14.8
Total			$8.3	$67.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.3	$0.8
Metals contracts	Accrued expenses and other current liabilities	Level 2	10.3	0.1
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	1.2	—
Interest rate swaps	Other liabilities	Level 2	10.4	—
Cross-currency swaps	Other liabilities	Level 2	74.5	—
Total			$96.7	$0.9
The fair values of Level 1 and Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2025.
The carrying value and estimated fair value of the Company’s long-term debt totaled $1.63 billion and $1.62 billion, respectively, at September 30, 2025. At December 31, 2024, the carrying value and estimated fair value totaled $1.82 billion and $1.81 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.
8. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
As part of its stock repurchase program, the Company repurchased approximately 0.9 million shares of its common stock for $19.5 million, inclusive of broker fees and excise tax, during the nine months ended September 30, 2025. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $562 million at September 30, 2025.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

9. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts)	2025	2024	2025	2024
Net income from continuing operations	$39.3	$40.4	$184.8	$188.1
Net income attributable to non-controlling interests		(0.1)	(0.1)	(0.2)
Net income attributable to common stockholders	$39.3	$40.3	$184.7	$187.9

Basic weighted average common shares outstanding	241.6	242.1	242.0	242.0
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.4	0.5	0.4	0.5
Denominator adjustments for diluted EPS	0.4	0.5	0.4	0.5
Diluted weighted average common shares outstanding	242.0	242.6	242.4	242.5

Earnings per share attributable to common stockholders:
Basic	$0.16	$0.17	$0.76	$0.77
Diluted	$0.16	$0.17	$0.76	$0.77
For the three and nine months ended September 30, 2025 and 2024, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in millions)	2025	2024	2025	2024
Shares issuable upon vesting of RSUs and exercise of stock options	3.7	3.4	4.0	3.4
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $10.4 million and $10.7 million at September 30, 2025 and December 31, 2024, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded.

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

For the three months ended September 30, 2025, the Company recognized income tax expense of $16.2 million as compared to $36.8 million in the same period for 2024. Income tax expense for the three months ended September 30, 2025, includes a continued U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDII and the impact of changes to the level and mix of earnings.

For the nine months ended September 30, 2025, the Company recognized income tax expense of $49.8 million as compared to $32.8 million in the same period for 2024. Income tax expense for the nine months ended September 30, 2025, includes a continued U.S. benefit related to claiming foreign tax credits and a recurring benefit from a U.S. tax deduction related to FDII, partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $66.6 million as of September 30, 2025. This transaction resulted in a nominal tax impact, which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

Income tax expense for the three and nine months ended September 30, 2024, included a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023, a recurring benefit from a U.S. tax deduction related to FDII, the negative impact of GILTI and the impact of changes to the level and mix of earnings. During the third quarter of 2024, an internal restructuring was completed to facilitate the MGS Transaction which resulted in the recognition of a capital gain that was fully offset by a capital loss carryforward. The capital gain triggered by the internal restructuring resulted in a higher interest expense deduction and consequentially a lower income limited deduction for FDII and the Company's ability to utilize foreign tax credits in the future. The completion of the internal restructuring resulted in $13.6 million of non-recurring tax expense.

The nine months ended September 30, 2024 also includes a benefit associated with the release of valuation allowances of $38.8 million. The benefit was associated with the release of valuation allowances previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released due to improved profitability in the Company's U.K. businesses.

On July 4, 2025, The One Big Beautiful Bill Act (OBBBA) was enacted, extending many of the expiring tax provisions of the Tax Cuts and Jobs Act (TCJA) while adding, modifying and altering numerous provisions. The Company has completed its assessment and the OBBBA is not expected to have a material impact on its consolidated financial statements.

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
13. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Industrial & Specialty. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker for purposes of allocating resources and evaluating performance. The Company's CODM is the Chief Executive Officer.
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
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Net sales:
Electronics
Assembly Solutions	$237.8	$215.5	$652.9	$581.1
Circuitry Solutions	137.8	119.8	388.8	353.3
Semiconductor Solutions	89.6	83.8	257.2	225.6
Total Electronics	465.2	419.1	1,298.9	1,160.0
Industrial & Specialty
Industrial Solutions	165.4	168.2	486.1	499.7
Graphics Solutions	—	37.3	24.2	111.1
Energy Solutions	25.5	20.4	65.8	61.9
Total Industrial & Specialty	190.9	225.9	576.1	672.7
Total net sales	$656.1	$645.0	$1,875.0	$1,832.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Net income	$39.3	$40.4	$184.8	$189.7
Add (subtract):
Income from discontinued operations, net of tax	—	—	—	(1.6)
Income tax expense	16.2	36.8	49.8	32.8
Interest expense, net	13.3	14.2	40.5	42.4
Depreciation expense	10.0	10.0	29.7	30.4
Amortization expense	28.6	29.4	84.3	89.4
EBITDA	107.4	130.8	389.1	383.1
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense (income)	1.5	(0.1)	4.7	5.7
Acquisition, integration and transaction expenses	11.0	6.3	22.6	11.3
Foreign exchange losses (gains) on intercompany loans	11.6	(13.5)	28.2	(24.2)
Loss (gain) on divestitures	7.0	—	(59.6)	—
Debt financing costs	—	0.4	1.8	0.4
Kuprion Acquisition research and development charge	—	—	—	3.9
Other, net	8.4	18.8	24.5	24.6
Adjusted EBITDA	$146.9	$142.7	$411.3	$404.8
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

	Three Months Ended September 30,
	2025			2024
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total	Electronics	Industrial & Specialty	Segment Total
Net sales	$465.2	$190.9	$656.1	$419.1	$225.9	$645.0
Cost of sales	280.8	97.0	377.8	247.1	128.4	375.5
Selling, technical, general and administrative	70.6	49.9	120.5	65.3	55.5	120.8
Research and development	12.1	2.6	14.7	11.6	2.8	14.4
Other segment items (1)	6.4	(0.2)	6.2	1.9	(0.3)	1.6
Add: Depreciation expense	6.2	3.8	10.0	5.4	4.6	10.0
Adjusted EBITDA	$101.5	$45.4	$146.9	$98.6	$44.1	$142.7

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2025			2024
(dollars in millions)	Electronics	Industrial & Specialty	Segment Total	Electronics	Industrial & Specialty	Segment Total
Net sales	$1,298.9	$576.1	$1,875.0	$1,160.0	$672.7	$1,832.7
Cost of sales	774.6	305.0	1,079.6	669.6	380.1	1,049.7
Selling, technical, general and administrative	206.9	150.6	357.5	183.6	167.8	351.4
Research and development	36.9	8.7	45.6	33.5	9.5	43.0
Other segment items (1)	11.7	(1.0)	10.7	15.1	(0.9)	14.2
Add: Depreciation expense	18.1	11.6	29.7	16.5	13.9	30.4
Adjusted EBITDA	$286.9	$124.4	$411.3	$274.7	$130.1	$404.8
(1) Other segment items for the Electronics segment primarily consisted of $5.1 million and $0.7 million of realized losses associated with metals derivative contracts for the three months ended September 30, 2025 and 2024, respectively. Other segment items for the Electronics segment primarily consisted of $7.9 million and $14.7 million of realized losses associated with metals derivative contracts for the nine months ended September 30, 2025 and 2024, respectively. See Note 7, Financial Instruments, to the Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Assets by Reportable Segment
Total assets by reportable segment at September 30, 2025 and December 31, 2024 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.
14. SUBSEQUENT EVENT
On October 28, 2025, the Company announced its proposed acquisition of Micromax®, a leading global supplier of advanced electronics inks and pastes designed for high performance electronics, for a purchase price of approximately $500 million, subject to adjustments. This acquisition is expected to close in the first quarter of 2026, subject to certain regulatory approvals and customary closing conditions. The Company expects to fund this acquisition with a combination of cash on hand and incremental debt. Micromax will become a part of the MacDermid Alpha Electronics Solutions business within the Electronics segment.

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
Overview
Our Business
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in several key industries, including consumer electronics, power electronics, semiconductor fabrication, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
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

Recent Developments
Micromax Acquisition - On October 28, 2025, we announced our proposed acquisition of Micromax®, a leading global supplier of advanced electronics inks and pastes designed for high performance electronics, for a purchase price of approximately $500 million, subject to adjustments. This acquisition is expected to close in the first quarter of 2026, subject to certain regulatory approvals and customary closing conditions. We expect to fund this acquisition with a combination of cash on hand and incremental debt. Micromax will become a part of our MacDermid Alpha Electronics Solutions business within our Electronics segment.

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

Results of Operations
Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

	Three Months Ended		% Change			Nine Months Ended		% Change
	September 30,					September 30,
(dollars in millions)	2025	2024	Reported	Constant Currency	Organic	2025	2024	Reported	Constant Currency	Organic
Net sales	$656.1	$645.0	2%	0%	5%	$1,875.0	$1,832.7	2%	2%	5%
Cost of sales	379.1	377.5	0%	(1)%		1,081.1	1,053.0	3%	3%
Gross profit	277.0	267.5	4%	2%		793.9	779.7	2%	2%
Gross margin	42.2%	41.5%	70 bps	80 bps		42.3%	42.5%	(20) bps	(10) bps
Operating expenses	176.2	172.5	2%	1%		521.4	510.7	2%	2%
Operating profit	100.8	95.0	6%	5%		272.5	269.0	1%	3%
Operating margin	15.4%	14.7%	70bps	70bps		14.5%	14.7%	(20)bps	0bps
Other expense, net	(45.3)	(17.8)	(nm)			(37.9)	(48.1)	(21)%
Income tax expense	(16.2)	(36.8)	(56)%			(49.8)	(32.8)	52%
Net income from continuing operations	39.3	40.4	(3)%			184.8	188.1	(2)%
Income from discontinued operations, net of tax	—	—	(nm)			—	1.6	(100)%
Net income	$39.3	$40.4	(3)%			$184.8	$189.7	(3)%
Net income margin	6.0%	6.3%	(30)bps			9.9%	10.3%	(40)bps

Adjusted EBITDA	$146.9	$142.7	3%	1%		$411.3	$404.8	2%	2%
Adjusted EBITDA margin	22.4%	22.1%	30bps	20bps		21.9%	22.1%	(20)bps	(10)bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the third quarter of 2025 increased 2% on a reported basis, remained relatively flat on a constant currency basis and increased 5% on an organic basis. Electronics' consolidated results were positively impacted by $9.2 million of pass-through metals pricing and Industrial & Specialty's consolidated results were negatively impacted by $38.9 million of divestitures.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Three Months Ended		% Change
	September 30,
(dollars in millions)	2025	2024	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$237.8	$215.5	10%	(1)%	10%	(4)%	—%	5%
Circuitry Solutions	137.8	119.8	15%	(2)%	13%	—%	—%	13%
Semiconductor Solutions	89.6	83.8	7%	(2)%	5%	—%	—%	5%
Total	465.2	419.1	11%	(1)%	10%	(2)%	—%	7%

Industrial & Specialty:
Industrial Solutions	165.4	168.2	(2)%	(2)%	(3)%	—%	1%	(2)%
Graphics Solutions	—	37.3	(100)%	—%	(100)%	—%	100%	—%
Energy Solutions	25.5	20.4	25%	(2)%	22%	—%	—%	22%
Total	190.9	225.9	(16)%	(2)%	(17)%	—%	17%	0%

Total	$656.1	$645.0	2%	(2)%	0%	(1)%	6%	5%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2025 increased 11% on a reported basis, 10% on a constant currency basis and 7% on an organic basis.
•Assembly Solutions: net sales increased 10% on a reported basis and 5% on an organic basis. Pass-through metals pricing had a positive impact of 4% on reported net sales. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to volume growth with customers serving high-performance computing and telecommunications end markets.
•Circuitry Solutions: net sales increased 15% on a reported basis and 13% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to continued artificial intelligence (AI) and data center investment driving demand for metallization solutions, primarily in Asia.
•Semiconductor Solutions: net sales increased 7% on a reported basis and 5% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for wafer plating and advanced packaging material solutions, partially offset by a year-on-year decline in power electronics demand from a large electric vehicle (EV) customer.
Industrial & Specialty's net sales in the third quarter of 2025 decreased 16% on a reported basis, 17% on a constant currency basis and remained relatively flat on an organic basis.
•Industrial Solutions: net sales decreased 2% on a reported basis and 2% on an organic basis. A divestiture had a negative impact of 1% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The decrease in organic net sales was primarily due to an equipment sale in the third quarter of 2024 for a new production line under a multi-year chemistry sales agreement which resulted in a negative impact of approximately 6% to organic net sales and which offsets growth from modestly improved business activity in the global automotive market.

•Energy Solutions: net sales increased 25% on a reported basis and 22% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to an increase in market growth and umbilical fill volumes from competitive wins.
Year to date, net sales increased 2% on a reported basis, 2% on a constant currency basis and 5% on an organic basis. Electronics' consolidated results were positively impacted by $37.6 million of pass-through metals pricing and Industrial & Specialty's consolidated results were negatively impacted by $90.5 million of divestitures.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Nine Months Ended		% Change
	September 30,
(dollars in millions)	2025	2024	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$652.9	$581.1	12%	1%	13%	(6)%	—%	7%
Circuitry Solutions	388.8	353.3	10%	(2)%	8%	—%	—%	8%
Semiconductor Solutions	257.2	225.6	14%	0%	14%	—%	—%	14%
Total	1,298.9	1,160.0	12%	0%	12%	(3)%	—%	8%

Industrial & Specialty:
Industrial Solutions	486.1	499.7	(3)%	1%	(2)%	—%	1%	(1)%
Graphics Solutions	24.2	111.1	(78)%	1%	(77)%	—%	79%	2%
Energy Solutions	65.8	61.9	6%	0%	6%	—%	—%	6%
Total	576.1	672.7	(14)%	1%	(14)%	—%	13%	0%

Total	$1,875.0	$1,832.7	2%	0%	2%	(2)%	5%	5%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 12% on a reported basis, 12% on a constant currency basis and 8% on an organic basis.
•Assembly Solutions: net sales increased 12% on a reported basis and 7% on an organic basis. Pass-through metals pricing had a positive impact of 6% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was primarily due to higher paste and flux volumes from increased consumer electronics demand in Asia and the Americas.
•Circuitry Solutions: net sales increased 10% on a reported basis and 8% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Semiconductor Solutions: net sales increased 14% on a reported basis and 14% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for wafer plating and advanced packaging material solutions, as well as growth in power electronics from new EV customers.
Year to date, Industrial & Specialty's net sales decreased 14% on a reported basis, 14% on a constant currency basis and remained relatively flat on an organic basis.
•Industrial Solutions: net sales decreased 3% on a reported basis and 1% on an organic basis. Divestitures had a negative impact of 1% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The decrease in organic net sales was primarily due to an equipment sale in the third quarter of 2024 for a new production line under a multi-year chemistry sales agreement which resulted in a negative impact of approximately 2% to organic net sales. In addition, organic net sales were impacted by volume declines in Europe from lower activity in automotive, construction and general industrial markets, partially offset by increased net sales of engineering applications primarily in the United Kingdom and increased demand in the automotive end market in Asia.
•Graphics Solutions: on February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions.
•Energy Solutions: net sales increased 6% on a reported basis and 6% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to an increase in umbilical fill volumes from competitive wins and continued pricing improvement.
Gross Profit

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2025	2024	Reported	Constant Currency	2025	2024	Reported	Constant Currency
Gross profit
Electronics	$183.4	$171.4	7%	6%	$523.8	$491.6	7%	6%
Industrial & Specialty	93.6	96.1	(3)%	(4)%	270.1	288.1	(6)%	(5)%
Total	$277.0	$267.5	4%	2%	$793.9	$779.7	2%	2%

Gross margin
Electronics	39.4%	40.9%	(150) bps	(140) bps	40.3%	42.4%	(210) bps	(200) bps
Industrial & Specialty	49.0%	42.5%	650 bps	660 bps	46.9%	42.8%	410 bps	420 bps
Total	42.2%	41.5%	70 bps	80 bps	42.3%	42.5%	(20) bps	(10) bps
Electronics' gross profit in the third quarter of 2025 increased by 7% on a reported basis and 6% on a constant currency basis. The constant currency increase in gross profit was primarily driven by broad-based organic volume growth across all three Electronics businesses. The decrease in gross margin was primarily due to the negative impact of higher prices for pass-through tin and silver.

Industrial & Specialty's gross profit in the third quarter of 2025 decreased by 3% on a reported basis and 4% on a constant currency basis. The MGS Transaction had a negative impact of $13.4 million, or 14%, on constant currency gross profit; which otherwise would have increased driven by Energy Solutions' net sales growth. The increase in gross margin was primarily due to the divestiture of lower-margin businesses, the impact of a non-recurring equipment sale in the third quarter of 2024 which had lower gross margins than our typical chemistry sales and growth in the higher margin Energy Solutions business.
Year to date, Electronics' gross profit increased by 7% on a reported basis and 6% on a constant currency basis. The constant currency increase in gross profit was primarily driven by broad-based organic volume growth across all three Electronics businesses. The decrease in gross margin was primarily due to the negative impact of higher prices for pass-through tin and silver.
Year to date, Industrial & Specialty's gross profit decreased by 6% on a reported basis and 5% on a constant currency basis. The MGS Transaction had a negative impact of $31.8 million, or 11%, on constant currency gross profit, which was the primary driver of the decrease. The increase in gross margin was primarily due to the sale of the lower margin Graphics Solutions business and continued price discipline and raw material deflation in the Industrial Solutions business.

Operating Expenses

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2025	2024	Reported	Constant Currency	2025	2024	Reported	Constant Currency
Selling, technical, general and administrative	$158.1	$157.6	0%	(1)%	$471.2	$462.1	2%	2%
Research and development	18.1	14.9	21%	20%	50.2	48.6	3%	3%
Total	$176.2	$172.5	2%	1%	$521.4	$510.7	2%	2%

Operating expenses as % of net sales
Selling, technical, general and administrative	24.1%	24.4%	(30) bps	(30) bps	25.1%	25.2%	(10) bps	(20) bps
Research and development	2.8%	2.3%	50 bps	50 bps	2.7%	2.7%	0 bps	0 bps
Total	26.9%	26.7%	20 bps	20 bps	27.8%	27.9%	(10) bps	(20) bps
Operating expenses in the third quarter of 2025 increased 2% on a reported basis and 1% on a constant currency basis. The constant currency increase was primarily driven by higher incentive compensation costs, primarily due to higher accruals associated with increased expectations for strong full year financial results and $2.1 million of higher research and development costs associated with our Kuprion ActiveCopper applications; partially offset by $7.0 million of lower operating expenses due to the sale of MacDermid Graphics Solutions.

Year to date, operating expenses increased 2% on a reported basis and 2% on a constant currency basis. The constant currency increase was primarily driven by higher incentive compensation costs, due to higher accruals associated with increased expectations for strong full year financial results, $3.9 million of higher research and development costs associated with our Kuprion ActiveCopper applications and $3.7 million of non-recurring costs associated with the MGS Transaction in 2025; partially offset by $16.0 million of lower operating expenses due to the sale of MacDermid Graphics Solutions and $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition incurred in the first quarter of 2024. See Note 5, Goodwill and Intangible Assets, Net, to the unaudited Condensed Consolidated Financial Statements for further information.
Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024
Other (expense) income
Interest expense, net	$(13.3)	$(14.2)	$(40.5)	$(42.4)
Foreign exchange (losses) gains	(11.0)	11.1	(34.4)	24.0
Other expense, net	(14.0)	(14.7)	(22.6)	(29.7)
(Loss) gain on divestitures	(7.0)	—	59.6	—
Total	$(45.3)	$(17.8)	$(37.9)	$(48.1)
Interest expense, net
For the three and nine months ended September 30, 2025 and 2024, interest expense, net decreased $0.9 million and $1.9 million, respectively, primarily due to higher interest income partially offset by a higher effective interest rate on our lower outstanding term loan principal balance when compared to the prior year periods.

Foreign exchange (losses) gains
For the three and nine months ended September 30, 2025 and 2024, the fluctuations in foreign exchange (losses) and gains were primarily driven by the remeasurement of intercompany loans.
Other expense, net
For the three months ended September 30, 2025, other expense, net included $11.6 million of net losses associated with metals derivative contracts ($5.1 million of realized and $6.5 million of unrealized losses) and $0.9 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended September 30, 2024, other expense, net included an $11.4 million impairment of an available-for-sale debt security, $2.3 million of net losses associated with metals derivative contracts ($0.7 million of realized and $1.6 million of unrealized losses) and $0.6 million of charges due to highly inflationary accounting for our operations in Turkey.

For the nine months ended September 30, 2025, other expense, net included $21.3 million of net losses associated with metals derivative contracts ($8.0 million of realized and $13.3 million of unrealized losses), $3.0 million of charges due to highly inflationary accounting for our operations in Turkey and $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3. For the nine months ended September 30, 2024, other expense, net included $17.7 million of net losses associated with metals derivative contracts ($14.7 million of realized and $3.0 million of unrealized losses), an $11.4 million impairment of an available-for-sale debt security and $2.1 million of charges due to highly inflationary accounting for our operations in Turkey.

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

(Loss) gain on divestitures
In the first quarter of 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, resulting in a gain of $66.6 million. In 2025, we also recognized a loss on sale of $7.0 million for other immaterial divestiture activity.
Income Tax
For the three months ended September 30, 2025, we recognized income tax expense of $16.2 million as compared to $36.8 million in the same period for 2024. Income tax expense for the three months ended September 30, 2025, includes a continued U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDII and the impact of changes to the level and mix of earnings.

For the nine months ended September 30, 2025, we recognized income tax expense of $49.8 million as compared to $32.8 million in the same period for 2024. Income tax expense for the nine months ended September 30, 2025, includes a continued U.S. benefit related to claiming foreign tax credits and a recurring benefit from a U.S. tax deduction related to FDII, partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, we completed the MGS Transaction and realized a gain on sale of $66.6 million as of September 30, 2025. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

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

The nine months ended September 30, 2024 also includes a benefit associated with the release of valuation allowances of $38.8 million. The benefit was associated with the release of valuation allowances previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released due to improved profitability in our U.K. businesses.

On July 4, 2025, the OBBBA was enacted, extending many of the expiring tax provisions of the TCJA while adding, modifying and altering numerous provisions. We have completed our assessment and the OBBBA is not expected to have a material impact on our consolidated financial statements.

See Note 11, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2025	2024	Reported	Constant Currency	2025	2024	Reported	Constant Currency
Net income:
Total	$39.3	$40.4	(3)%		$184.8	$189.7	(3)%

Adjusted EBITDA:
Electronics	$101.5	$98.6	3%	1%	$286.9	$274.7	4%	4%
Industrial & Specialty	45.4	44.1	3%	1%	124.4	130.1	(4)%	(3)%
Total	$146.9	$142.7	3%	1%	$411.3	$404.8	2%	2%

Net income margin:
Total	6.0%	6.3%	(30) bps		9.9%	10.3%	(40) bps

Adjusted EBITDA margin:
Electronics	21.8%	23.5%	(170) bps	(180) bps	22.1%	23.7%	(160) bps	(160) bps
Industrial & Specialty	23.7%	19.5%	420 bps	430 bps	21.6%	19.3%	230 bps	240 bps
Total	22.4%	22.1%	30 bps	20 bps	21.9%	22.1%	(20) bps	(10) bps
For the three months ended September 30, 2025, Electronics' Adjusted EBITDA increased 3% on a reported basis and 1% on a constant currency basis. The constant currency increase was primarily driven by the broad-based increase in sales across the segment. Industrial & Specialty's Adjusted EBITDA increased 3% on a reported basis and 1% on a constant currency basis. The MGS Transaction had a negative impact of $9.3 million, or 21%, on constant currency Adjusted EBITDA, partially offset by growth in our higher margin Energy Solutions business.

For the nine months ended September 30, 2025, Electronics' Adjusted EBITDA increased 4% on a reported basis and 4% on a constant currency basis. The constant currency increase was primarily driven by the broad-based increase in sales across the segment. Industrial & Specialty's Adjusted EBITDA decreased 4% on a reported basis and 3% on a constant currency basis. The MGS Transaction had a negative impact of $20.4 million, or 16%, on constant currency Adjusted EBITDA.

Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2025 were the proceeds from the MGS Transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to prepay $200 million of our outstanding term loans B-3, fund operations, including working capital and capital expenditures, pay cash dividends and repurchase shares of our common stock under our stock repurchase program. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the third quarter of 2025, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
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
During the nine months ended September 30, 2025, approximately 79% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $594 million of cash and cash equivalents at September 30, 2025, $316 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended
	September 30,
(dollars in millions)	2025	2024
Cash provided by operating activities	$198.7	$223.3
Cash provided by (used in) investing activities	$304.9	$(56.4)
Cash used in financing activities	$(281.1)	$(82.3)
Operating Activities
The decrease in net cash flows provided by operating activities of $24.6 million was primarily driven by higher incentive compensation payments that were associated with 2024 performance and higher working capital investment, partially offset by lower cash operating profits (net income adjusted for non-cash items).
Investing Activities
During the nine months ended September 30, 2025, we received cash proceeds of $324 million from divestitures, primarily related to the closing of the MGS Transaction.

Financing Activities
During the nine months ended September 30, 2025, we prepaid $200 million of our outstanding term loans B-3, we paid $58.4 million of cash dividends on shares of our common stock and $19.4 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program. In addition, $4.9 million for shares of our common stock withheld to satisfy the tax withholding requirements related to the vesting of RSUs, partially offset by proceeds of $4.2 million received for stock options exercised included in "Other, net." During the nine months ended September 30, 2024, we paid $58.8 million of cash dividends on shares of our common stock and $7.6 million for shares of our common stock withheld to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At September 30, 2025, we had $1.63 billion of indebtedness, net of unamortized discounts and debt issuance costs of $11.0 million, which was comprised of:
•$836 million of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $390 million at September 30, 2025 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2025, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
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
*    Filed herewith.
**     Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 29, 2025.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)