Form 10-K
period 2025-12-31
Element Solutions Inc
filed 2026-02-18
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 001-36272

Element Solutions Inc
(Exact name of Registrant as specified in its charter)

Delaware		37-1744899
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 South Pointe Drive		33139
Suite 200		(Zip Code)
Miami Beach,	Florida
(Address of principal executive offices)

Registrant’s telephone number, including area code: (561) 207-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ESI	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1 (b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒
The number of shares of common stock outstanding as of February 12, 2026 was 243,578,414. The aggregate market value of the common stock held by non-affiliates as of June 30, 2025 was approximately $3.94 billion, based upon the last reported sales price for such date on the New York Stock Exchange. All (i) executive officers and directors of the registrant and (ii) all persons who hold 10% or more of the registrant’s outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.
Documents Incorporated By Reference
Portions of the Company’s definitive 2026 Proxy Statement are incorporated by reference into Part III of this 2025 Annual Report.

Element Solutions Inc
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2025

i

GLOSSARY OF DEFINED TERMS

Terms	Definitions
Element Solutions; We; Us; Our; the Company	Element Solutions Inc, a Delaware corporation, and where the context requires, its subsidiaries or operating businesses.
Add-on Term Loans	Element Solutions' $450 million aggregate principal amount of incremental term loans B borrowed under the Credit Agreement on February 2, 2026.
Credit Agreement
Credit Agreement, dated as of January 31, 2019, as amended from time to time, among, inter alia, Element Solutions and MacDermid, Incorporated, as borrowers, certain subsidiaries of Element Solutions, as guarantors, and the lenders from time to time parties thereto.

EBITDA	Earnings before interest, taxes, depreciation and amortization.
Electronics	Element Solutions' MacDermid Alpha Electronics Solutions business segment.
E.U.	European Union.
Exchange Act	Securities Exchange Act of 1934, as amended.
EFC Acquisition	Element Solutions' acquisition of EFC Gases & Advanced Materials on January 2, 2026.
FDII	Foreign-derived intangible income.
GAAP	U.S. Generally Accepted Accounting Principles.
GILTI	Global intangible low-taxed income.
Kuprion Acquisition	Element Solutions' acquisition of Kuprion, Inc. on May 19, 2023.
Micromax Acquisition	Element Solutions' acquisition of Micromax (US) Holdings LLC on February 2, 2026.
MGS Transaction	Element Solutions' sale of its flexographic printing plate business, MacDermid Graphics Solutions, on February 28, 2025.
OEM	Original equipment manufacturer.
RSUs	Restricted stock units issued by Element Solutions from time to time under the 2013 Plan and the 2024 Plan.
SEC	Securities and Exchange Commission.
Securities Act	Securities Act of 1933, as amended.
Specialties	Element Solutions' Element Specialties business segment.
ViaForm Distribution Rights	The rights to sell the Company's ViaForm® electrochemical deposition products directly to customers.
WACC	Weighted average cost of capital.
2013 Plan	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan.
2024 Plan	Element Solutions Inc 2024 Incentive Compensation Plan.
2025 Annual Report	This annual report on Form 10-K for the fiscal year ended December 31, 2025.
2026 Proxy Statement	Element Solutions’ definitive proxy statement for its 2026 annual meeting of stockholders expected to be filed no later than 120 days after the Company's fiscal year end of December 31, 2025.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.
ii

Forward-Looking Statements
This 2025 Annual Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Kuprion Acquisition, the MGS Transaction, the EFC Acquisition and the Micromax Acquisition; the tax treatment and tax implications of the MGS Transaction; deferred payments related to the Kuprion Acquisition; the war in Ukraine and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries, and other economic factors that may affect cost structure and demand, including the cost and availability of raw materials and precious metals; capital requirements and need for and availability of financing; probability of achievement of the performance target related to certain performance-based RSUs; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.
Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of this 2025 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this 2025 Annual Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This 2025 Annual Report contains non-GAAP financial measures, such as Adjusted EBITDA, Adjusted EBITDA margin and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 22, Segment Information, to the Consolidated Financial Statements, both included in this 2025 Annual Report.
iii

Part I
Item 1. Business
Unless the context otherwise indicates or requires, all product names, trade names, trademarks, service marks or logos used in this 2025 Annual Report are part of our intellectual property, although the “®” and “TM” trademark designations may have been omitted. For financial and other information about our segments and the geographic areas in which we do business, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, "Financial Statements and Supplementary Data" in Part II, Item 8, as well as Note 1, "Background and Basis of Presentation" and Note 22, "Segment Information" to our audited Consolidated Financial Statements, all included in this 2025 Annual Report.
Business Overview
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in multiple high-value industries, including consumer electronics, power electronics, semiconductor fabrication, high-performance computing, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
We believe the majority of our businesses hold strong positions in the high-growth markets we serve. Our extensive global teams of specially trained scientists and engineers develop our solutions, and our expert sales and service organizations ensure our customers' needs are met every day. Our customer-centric innovation means we develop technologies to meet the already-identified needs of our current supply chains. We solve our customers' existing and emerging problems through technical service and innovation. We believe that our customers place significant value on the consistency and quality of our brands, on which we capitalize through significant market share, customer loyalty and supply chain access. In addition, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
Our customers rely on our innovation to develop new products of their own, so our capabilities help them keep up in fast-paced, high-growth markets. To that end, we draw upon our broad and longstanding intellectual property portfolio and technical expertise, while working closely with both customers and OEMs on an ongoing basis, to develop proprietary solutions tailored to their manufacturing needs. We leverage these close relationships to win qualifications and specifications into their supply chains as well as to identify opportunities for new products; all of which provide potential additional revenue streams.
Our strategy is based on a balance of operational excellence and prudent capital allocation. Our operating teams focus on the strong execution of customer-led product development, superior technical sales support and continuous supply chain optimization. Our senior leadership aims to foster an environment of accountability and success for our operating teams while also evaluating and executing on high-return capital allocation opportunities that can drive compounding of long-term intrinsic value per share.
Acquisitions and Divestitures
We regularly pursue targeted and opportunistic acquisitions in our existing and adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offerings, and enhance our growth and strategic position as well as divestitures to maximize long-term value creation for our shareholders.
MGS Transaction - On February 28, 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, for $320 million, net of disposed cash. MacDermid Graphics Solutions was reported within the Specialties segment. The sale resulted in a gain of $66.5 million.
EFC Acquisition - On January 2, 2026, we completed the acquisition of EFC Gases & Advanced Materials, a provider of high-purity specialty gases and other advanced materials, for a purchase price of approximately $369 million, net of cash and subject to adjustments, with a potential earn-out based on EFC's 2026 performance of up to $30.0 million cash or 1.16 million Company shares.

Micromax Acquisition - On February 2, 2026, we completed the acquisition of Micromax, a global supplier of advanced electronics inks and pastes, for a purchase price of approximately $500 million, net of cash and subject to adjustments.
Business Segments
Our operations are organized into two reportable segments which were renamed in the fourth quarter of 2025: Electronics (MacDermid Alpha Electronics Solutions, previously known as Electronics) and Specialties (Element Specialties, previously known as Industrial & Specialty). In 2025, we achieved sales of $2.55 billion, to which our Electronics and Specialties segments contributed approximately 70% and 30%, respectively. Other than the names, there were no changes to the composition of the businesses that make up each segment in the fourth quarter of 2025. However, EFC will be reported in the Specialties segment and Micromax will be reported in the Electronics segment beginning in the first quarter of 2026.
Our segments share a common focus on attractive niches, which we believe will grow faster than their diverse, overall end-markets. Both segments provide products that, in substantially all cases, are consumed by customers as part of their production process, providing us with reliable and recurring revenue as products are replenished in order to continue production. We provide highly-technical service and support to customers and OEMs in order to support and optimize their manufacturing processes. While they typically represent only a small portion of our customers' costs, our products, along with our high-value added technical support, are seen as integral to customer product performance.
Neither of our segments is subject to significant seasonality.
Electronics
Our Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In high-performance datacenters, mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as surface mount technologies (SMT), pastes, fluxes and adhesives, join those pathways together.
Electronics provides solutions through the following businesses:
Assembly Solutions - representing approximately 51% of the segment's 2025 net sales. As a global supplier of SMT, fluxes, thermal management materials, coatings and other attachment materials, we develop high-performing innovative materials that are used to assemble consumer electronics from circuit boards, discrete electronic components, connectors and integrated circuit substrates. We believe our growth in this business will be driven by the increasing use of electronics in consumer, automotive, telecommunications, memory, medical, aerospace and other markets. Of our total net sales for Assembly Solutions, approximately 50% is metal content whose price fluctuations are generally passed through to our customers.
Circuitry Solutions - representing approximately 29% of the segment's 2025 net sales. As a global supplier of chemical formulations to the electronics industry, we design and manufacture proprietary "wet" chemical processes and materials used by our customers to manufacture printed circuit boards and memory storage devices. Our product portfolio is focused on specialized consumable chemical processes and materials, such as circuit formation, primary metallization, electroplate, surface finishes and flexible/formable films. We believe our growth in this business will be driven by demand in wireless mobile devices, internet infrastructure, high performance computing, and the increasing use of electronics in automobiles.
Semiconductor Solutions - representing approximately 20% of the segment's 2025 net sales. As a global supplier to the semiconductor industry, we provide advanced copper interconnects, die attachment, sintered silver material, adhesives, wafer bump processes and photomask technologies to our customers for integrated circuit fabrication and semiconductor packaging. We believe our growth in this business will be driven by advanced electronics packaging, necessary to meet the growing needs of high performance computing, artificial intelligence, the internet of things, next-generation wireless communications and the increasing content and complexity of electronics in automotive applications.

Products
A selection of Electronics' product offerings is presented below:

Assembly Solutions
Electronic Assembly Materials
Electronic assembly materials are used in circuit board and high-performance electronic device assembly. Our product offering is primarily focused on SMT, including solder pastes, adhesives and preforms. The portfolio also includes thermal management materials, encapsulants, coatings, fluxes and other solder materials, all of which facilitate wave solder and surface mount assembly activities. Key brands include Alpha, Innolot, AccuFlux, Powerbond, Kester, Electrolube and Alpha HiTech.

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

Specialties
Our Specialties segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces and chemistries used in water-based hydraulic control fluids for offshore energy production. The segment's products are used in the aerospace, automotive, construction, consumer electronics and oil and gas production end-markets. On February 28, 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions. Graphics Solutions' net sales before the disposition represented approximately 3% of the segment's 2025 net sales.
Specialties provides solutions through the following businesses:
Industrial Solutions - representing approximately 85% of the segment's 2025 net sales. As a global supplier of industrial metal and plastic finishing chemistries, we primarily design and manufacture chemical systems that protect and decorate surfaces. Our high-performance functional coatings improve resistance to wear and tear, such as chrome plating of shock absorbers for cars, or provide corrosion resistance for appliance parts. Our decorative performance coatings apply finishes for parts in various end-markets, such as automotive interiors or jewelry surfaces. Our industrial customer base is highly diverse and includes customers in the following end-markets: appliances and electronics equipment; automotive parts; industrial parts; plumbing goods; construction equipment; and transportation equipment. In this business, we also sell certain water-treatment solutions and lubricants used in similar end-markets. We believe our growth in this industry will be primarily driven by increased worldwide automobile production with elevated fashion elements and higher content per vehicle as well as general economic growth.

Energy Solutions - representing approximately 12% of the segment's 2025 net sales. As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.
Products
A selection of Specialties' product offerings is presented below:

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

Competitive Strengths
We believe the following competitive strengths differentiate our businesses from competitors and contribute to our ongoing success:
•Industry Leading Positions. We diligently focus on building and maintaining leading positions in niche sectors of high-growth markets by offering innovative products and high value-added services to our customers. We believe our scale and global reach provide us with advantages that together, allow us to attract talent, serve leading customers, and drive profitable growth.
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
•Comprehensive Offering of Critical Products. We provide our customers with a comprehensive offering of products that are critical to their efficient operations. In many cases, we offer a full suite of products with complementary capabilities that provide a complete functional solution to our customers. We believe the ability to provide an “end-to-end” product offering is a significant competitive advantage over many of our smaller competitors. Additionally, we believe our breadth of touchpoints from circuit formation through circuit assembly is unique in the market and allows for a broader dialogue with customers in electronics end-markets. We also believe that our existing product offerings provide many opportunities for growth in adjacent end-markets.
•Stable Cash Flow and Low Capital Requirements. Our businesses typically generate high profit margins and require low capital expenditures to grow which translate into high cash flow margins and returns on capital. Instead of large investments in physical assets to sustain business or grow, we focus our investments on our technological innovation or sales and services areas. Our business involves the formulation of a broad range of specialty chemicals created by blending raw materials and incorporating them into multi-step technological processes. This model allows us to conservatively manage our fixed asset investments. We believe our existing fixed asset base is well-maintained and, accordingly, requires low ongoing capital expenditures.
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
Business Strategies
We are building a best-in-class global specialty chemicals technology company. Our primary long-term measures of success are the value we create for our customers, the growth opportunities we provide for our people and the growth in the intrinsic value of our shares, which is a byproduct of value to customers, a strong meritocratic culture and prudent capital allocation. Our decentralized model dictates that each of our businesses develops its own strategy tailored to its specific market opportunities; however, each of those strategies roughly falls into the following categories:
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
•Decisiveness and Action Orientation. A customer-oriented, customer-service driven organization requires decentralized decision making. We encourage our employees to make decisions and empower them to act swiftly to meet the ever-changing local needs of our customers. Clear communication, strong strategic alignment and a culture that rewards good judgment allow us to ensure the right decisions are being made by our trusted global workforce.
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
•Disciplined and Prudent Capital Allocation. Our capital efficient business model translates to stable, substantial free cash flow. Our ability to grow the intrinsic value of our shares relies on deploying that capital prudently. We intend to be opportunistic with the allocation of our free cash flow and may pursue organic investments in priority markets, bolt-on and strategic acquisitions and stockholder-friendly capital returns, such as share repurchases or dividends. Our investment decisions will be driven by comparing relative and absolute risk adjusted returns expectations.

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
We believe that our businesses are not materially dependent upon any single customer with no customer representing 10% or more of our consolidated net sales in 2025, 2024 or 2023.
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
Human Capital Management
We strive to embody the five elements of our culture, our “5 Cs”: Challenge, Commit, Collaborate, Choose and Care. These core behaviors are the foundation of our organization and pave the path for our success. We believe they reinforce our strategic objectives and empower our employees in their day-to-day work and when serving and engaging with our customers globally.
At December 31, 2025, we employed approximately 5,200 full-time employees, of which approximately 40% are research and development chemists and experienced technical service and technical sales personnel. Our full-time employees are based throughout the world, with approximately 80% employed outside of the U.S. In certain countries where we operate, our employees are also members of unions or are represented by works councils. We believe our relationships with our employees and collective bargaining unions are satisfactory.
Occupational Health and Safety. As a specialty chemicals company, the success of our business is fundamentally connected to the safety of our employees. To promote worker safety, we are committed to training our workforce on workplace safety and security. As part of our safety program, we host an annual Global Safety Day during which our leaders emphasized the importance of safety through discussions, videos and targeted training. We also launched a Fall Mental Health initiative with activities ranging from yoga sessions to awareness and resilience training. As part of our safety program, we track injury and illness rates locally and maintain emergency and disaster recovery plans. We also offer benefits designed to support employees' physical, mental and financial well-being, including parental leave, healthcare, life insurance and disability coverage programs.
Inclusion. We believe that innovation and problem-solving thrive when people with diverse perspectives and experiences work together, which in turn allows us to compete effectively. To support this approach, our talent program is based on policies designed to ensure fair hiring practices and prevent discrimination and harassment. In 2025, we continued to train managers and other employees on inclusivity in the workplace and made progress toward our goal to increase gender diversity at management-level globally. In addition, we promote further employee connection and engagement through a variety of initiatives, including our employee resource groups (ERGs), which allow discussions of common interest across all businesses and geographies, and which in turn helps us attract and retain diverse candidates.

Talent Retention and Development. We operate a customer-centric, people-oriented model. Our human capital strategy is based on three pillars: the attraction, acquisition and engagement of highly-skilled employees. Accordingly, we invest in creating opportunities to help employees grow and build their careers through training, professional development and education programs. In 2025, we launched our first annual Learning Day event during which guest speakers, colleagues and leaders from across the organization shared knowledge and experiences through live sessions but also featured content, videos and other learning resources. In December, we also kicked off our "12 Days of Learning" ESI challenge in which we offered a curated selection of training sessions for employees to attend every day. As part of our talent management efforts, we track internal KPIs related to career development and internal promotion, and regularly review talent development and succession plans for our functions and segments. In addition, we conduct regular global employee culture surveys to collect feedback on our employees' experience at the Company as well as their views on leadership, understanding of our culture, and sense of inclusion. These surveys are part of our continuous improvement mindset around building a robust culture that is both engaging and aligned with our core value of "Care."
Social and Community Impact. We believe that building connections among our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. The Company has a longstanding commitment to social impact by supporting communities in which we operate and encouraging the contributions of our employees with our ESI Cares program. Through our engagement initiatives, our employees can connect with volunteering opportunities and nonprofit organizations of their choice, supporting causes they care about, locally and/or globally, including education, humanitarian relief and underserved communities. The ESI Foundation further supports our purpose through a gifting and donation matching program. It also focuses on causes important to the environmental and social well-being of these communities, such as EARTHDAY.ORG's The Canopy Project®, which in 2025 helped us celebrate Earth Day with the planting of trees around the world. In 2025, global donations through our ESI Cares program benefited over 1,300 charitable organizations, including charities focused on environmental protection, mental health, human rights and humanitarian initiatives, such as The Everglades Foundation, The Alzheimer's Association, Easter Seals, and Habitat for Humanity.
For more information on our workforce prosperity efforts, social and community impact and sustainability goals, see our ESG reports and ESG supplements posted on the Sustainability section of our website. The information included in our sustainability reports, supplements or website is not a part of this 2025 Annual Report and is not incorporated by reference.
Research and Development
Innovation is critical in our industry and to our success. Continued investment in research and development ensures that we remain ahead of emerging trends and continue to strengthen our strong positions in our market niches. Our research and development activities are focused on developing products, and improving formulations and processes, not only to respond to or anticipate customers' changing needs, but also to drive growth or otherwise add value to our core business operations and those of our customers. We accelerate market introductions and increase the impact of our local product offerings through collaboration with partners in the academic and commercial sectors (customers and value-chain partners) and by working with customers and OEMs on tailored application development around the world through our technical service teams. We plan to continue making meaningful investments in a broad range of research and development efforts.
Our commitment to technological innovation and extensive intellectual property portfolio enables us to develop differentiated products at the forefront of technological advances. Research resulting in new, proprietary formulations is performed principally in the United States, Germany, United Kingdom and India. During 2025, our research and development expenses totaled $67.6 million. Substantially all research and development activity was performed internally.
Competitive Environment
Our markets are competitive and subject to rapid changes in technology. Our businesses provide solutions in markets across the electronics value chain, general metal and plastic finishing, and offshore oil and gas exploration and production.
Our businesses compete primarily on the basis of quality, technology, performance, reliability, brand, reputation, service, range of products and services, and support. We maintain extensive technical support and testing services for our customers and are continuously developing new products to meet their needs. Further consolidation within our industry or other changes in the competitive environment could result in larger competitors that compete with us across several business areas. In addition, some of our competitors may have greater financial, technical and marketing resources than we do and may be able to devote greater resources to promoting and selling certain products. We believe, however, that our ability to manufacture, sell, service and develop new products and applications enables us to compete successfully. Some large competitors operate globally, as we do, but most operate only locally or regionally. We also face competition from many smaller companies that specialize in particular segments of the markets in which we compete.

The specific competitive environment of each of our segments is described below:
Electronics
Our Electronics segment provides a broad line of proprietary chemical technologies, materials and supporting services and broadly competes within the electronics materials industry. Although competition varies by end-market and geography, our most significant competitors are MKS Instruments, Qnity Electronics, Inc., Henkel Corporation, Senju Metal Industry Co. and Uyemura International.
Specialties
Our Specialties segment provides a broad line of proprietary chemical technologies and supporting services, and broadly competes within the specialty chemicals industry. Although competition varies by end-market and geography, our most significant competitors are MKS Instruments, Quaker Houghton, and Castrol.
Sources and Availability of Raw Materials
Our businesses formulate a broad range of specialty chemical process technologies, which we create by blending raw materials and incorporating them into multi-step technological processes. Our global operations depend upon obtaining adequate supplies of raw materials on a timely basis. We typically purchase our major raw materials as-needed from outside sources and we work closely with these suppliers to help ensure continuity of supply while maintaining high quality and reliability. As part of our sustainability efforts, we recycle certain raw materials, primarily tin, in our own smelting and refining facility in the U.S. for further use in our manufacturing process. We seek to use local sources where possible but the majority of the raw materials we use are obtainable from multiple conformant sources worldwide.
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
We regularly file patent applications to protect innovations arising from our research and development. At December 31, 2025, we owned, had applications pending, or licensed the rights to, approximately 2,600 domestic and foreign patents, which have remaining lives of varying duration. Although certain of these patents are important to our business, no specific group or groups of intellectual property rights are material to our business overall, and we have many proprietary products which are not covered by patents.
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
Government Regulations
As a global specialty chemicals technology company, we are subject to various, complex and evolving federal, state, local and international laws and regulations relating to the development, manufacture, sale and distribution of our products across the countries in which we operate. These regulations include, but are not limited to, those relating to safety, health and environmental (SH&E) matters.

Compliance with SH&E requirements has not had, and in the future is currently not expected to have, a material adverse effect on our capital expenditures, results of operations and competitive position as compared to prior periods. However, SH&E requirements are gradually becoming more stringent and may cause us to incur additional costs, fines or penalties in the future. These evolving requirements include, without limitation, increasing levels of product safety, such as chemical composition, packaging and labeling, as well as environmental protection, such as the management, movement and disposal of hazardous substances and the clean-up of contaminated properties. In addition, as climate change and other ESG-related directives, standards and frameworks are adopted and implemented around the world, we will be required to comply with additional SH&E requirements in the future, and there can be no assurance that future capital expenditures or incremental operating expenses required to ensure compliance will not be material.
Climate-related regulations, including those limiting or taxing greenhouse gas (GHG) emissions, may also provide new business opportunities for our company. Enabling sustainability is a pillar of ESI's strategy and our R&D teams collaborate with our product marketing, regulatory and safety teams to lead the development of our sustainable chemistry and processes. In terms of GHG emissions, we develop technologies to help our facilities and our customers lower energy consumption and improve efficiency. We also offer a variety of solutions that enable clean technology and, as such, may benefit from the upcoming transition to a lower carbon economy.
We believe we are in material compliance with environmental laws and regulations applicable to our operations, and consider the liabilities recorded at December 31, 2025 for our various environmental matters to be appropriate.
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
The information on or linked to our website is not incorporated by reference into, and does not form a part of, this 2025 Annual Report or any of our other SEC filings.
Corporate Information
Our principal executive offices are located at 500 South Pointe Drive, Suite 200, Miami Beach, Florida 33139 and our telephone number is (561) 207-9600.

Item 1A. Risk Factors
The following discussion of "risk factors" identifies the material factors that may have a material adverse effect on our business, financial condition or results of operations. Potential investors should carefully consider these risks and the other information in this 2025 Annual Report when evaluating our business. This discussion is not all inclusive and additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business operations and cause our future results to differ from our expectations.
BUSINESS & OPERATIONAL RISKS
We may be unable to compete successfully in the competitive markets in which we operate and, as a result, we may experience pricing pressure, fewer customer orders, reduced margins and the loss of market share.
We may be unable to compete successfully in the competitive markets in which we operate. In these markets, we encounter competition from numerous and varied competitors in all areas of our businesses. Some of our competitors have longer operating histories, greater resources, greater brand recognition and a larger base of customers than we do. As a result, we may lose business, customers and market shares if we are unable to devote greater resources to the research and development, manufacturing, formulation, promotion, sale or support of our products, withstand adverse changes in economic conditions or prices of raw materials, and/or maintain competitive pricing. In addition, our competitors could enter into exclusive arrangements with our existing or potential customers or suppliers; each of which could limit our ability to generate sales, acquire necessary raw materials and/or significantly increase costs.
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
Our products are manufactured, formulated, distributed and sold globally. In 2025, approximately 79% of our net sales were generated from non-U.S. operations. As a result, we face certain risks inherent in international trade which may reduce our sales and harm our business, including:
•political uncertainties, war, terrorism and other instability risks and their impact on the global economy, market conditions and supply chain operations, including risks caused by the war in Ukraine and other hostilities in the Middle East, and countervailing tariffs imposed by foreign governments on U.S. products;
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
•natural disasters, extreme weather events, regional or global health concerns;
•establishing and maintaining relationships with local distributors and OEMs;
•governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, countervailing tariffs, tariff increases, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries, including Mexico, Russia and China;
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
In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results, supply chain and competitive position due to changes in duties, tariffs, trade regulations, employment regulations, taxes, or limitations on currency or fund transfers. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have imposed and may continue to impose new tariffs, trade restrictions and export restrictions, which may negatively impact end-user demand or restrict our ability to sell products. If we are unable to successfully manage these and/or any of the risks listed above, we could experience a loss of sales and profitability and/or an impairment or loss of assets, any of which could have a material adverse impact on our business, financial condition or results of operations.
Failure to attract and retain key personnel, including our executive officers, or effectively manage succession could have an adverse impact on our business, financial condition or results of operations.
Our business involves complex operations. As a result, our success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel as well as their ability to provide uninterrupted leadership and strategic direction. In addition, due to the specialized and technical nature of our business, our future performance depends upon our ability to attract, develop and retain skilled employees, such as specialized research and development and sales and service personnel, in order to maintain our efficient production processes, drive innovation in our product offerings and maintain our deep customer relationships. The failure to attract and retain key personnel, or effectively manage succession, could have a material adverse effect on our business, financial condition or results of operations.

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
Although our business is not materially dependent upon any single customer, the loss of one or more key customers may impair our results of operations for the affected earnings periods. In addition, there is limited available manufacturing capacity that meets our quality standards and regulatory requirements. If we are unable to arrange for sufficient production capacity among our suppliers or contract manufacturers, or if our suppliers or contract manufacturers encounter production, quality, financial or other difficulties (for example, labor or geopolitical disturbances or natural disasters), we may be unable to meet our customers' demands. Finally, we rely on independent distributors to distribute our products and to assist us with the marketing and sale of certain of our products. There can be no assurance that our distributors will focus adequate resources on selling our products to end users, or will be successful in selling our products, which could have a material adverse effect on our business, financial condition or results of operations.
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
With respect to acquisitions, we may be exposed to successor liability relating to actions taken before the acquisition date. The due diligence we conduct in connection with an acquisition, the controls and policies we implement and any contractual guarantees or indemnities that we receive from the sellers of acquired companies or assets, or any third-party insurance we may procure, may not be sufficient to protect us from, or compensate us for, actual liabilities. Acquisitions also involve compliance and reputational risks as well as risks relating to differing levels of management and internal control effectiveness, systems integration, impairment charges relating to recorded goodwill and intangible assets, significant accounting charges, completion fees and integration expenses. Sizable acquisitions may also require a material increase in funding to address capital expenditures, working capital requirements and employee retention.
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

The specialty chemicals industry is subject to constant and rapid technological change, product obsolescence, price erosion, evolving standards, finite product lifecycles, raw material price fluctuations, and changes in product supply and demand. For example, the electronics end markets, such as mobile devices, particularly smartphones and tablets, is characterized by rapidly changing market conditions, frequent product introductions and intense competition based on features and price; all of which could impact our sale volumes and margins. In the automotive industry, demand for our products and services may be affected by technological advances, changing automotive OEM specifications and other factors beyond our control that impact production levels of our customers, such as interest rates, fuel prices, shifts in vehicle mix, consumer confidence, regulatory and legislative oversight requirements and trade agreements. In addition, technological changes in our customers’ products, processes or preferences, such as sustainable products, may make certain of our specialty chemicals unnecessary or obsolete. Customers also have found, and may continue to find, alternative materials or processes, which no longer require our products.

All these factors, consumer trends and industry characteristics may impact the demand for our products which may cause significant fluctuations in our results of operations and adversely affect our financial condition and cash flow.
Fluctuations in the supply and prices of raw materials and in other costs may negatively impact our business, financial condition or results of operations.
The unavailability or increased prices of raw materials could have a material adverse impact on our business, financial condition or results of operations. We use a variety of specialty and commodity chemicals in our formulation processes, and such formulation operations depend upon obtaining adequate supplies of raw materials on a timely basis from numerous suppliers in various countries. We typically purchase our major raw materials under existing supply agreements or on an as-needed basis from outside sources. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, the financial stability of our suppliers, new laws and regulations, protectionist nationalistic trade policies and practices, such as tariffs, changes in exchange rates and worldwide price levels. In some cases, we are limited in our ability to purchase certain raw materials from other suppliers due to minimum purchase requirements contained in certain of our supply agreements. Our responsible sourcing practices could also affect the sourcing, pricing, and availability of certain conflict minerals we use in our products. If only a limited pool of our suppliers can demonstrate that they are compliant with the applicable rules, we may not be able to obtain the conflict minerals we need in sufficient quantities or at competitive prices. Further, if we are unable to price our products competitively to timely reflect volatility in prices of raw materials or if we do not accurately estimate the amount of raw materials needed for a specific geographic region, our margins could be adversely affected.
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
In 2025, approximately 79% of our net sales were generated outside of the U.S. Given the global nature of our business, a number of factors may increase our effective rate and tax cost, including:
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
Moreover, we are regularly examined by various tax authorities throughout the world. The final resolution of tax audits and any related litigation may differ from our historical provisions and accruals resulting in additional tax liabilities, which may have an adverse impact on our tax provision, net income and cash flow. Although we believe our tax estimates and accruals are reasonable, there can be no assurance that the tax authorities will agree, and we may have to engage in litigation to achieve the results reflected in such estimates and accruals, which may be time-consuming and the costs incurred significant. There can be no assurance that we will be successful or that any final determination will not materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Our products and manufacturing processes are also subject to numerous ongoing reviews by certain governmental authorities. Governmental, regulatory and societal demands for increasing levels of product safety (such as chemical composition, packaging and labeling) and environmental protection (such as the management, movement and disposal of hazardous substances) are resulting in increased pressure for more stringent regulatory control with respect to the chemical industry. Such regulations include the European Union's REACH (Registration, Evaluation, Authorization, and Restriction of Chemicals), which mandates compliance obligations and restrictions on certain chemicals; REACH-like regimes, which have now been adopted in several other countries; the E.U. Poison Center Notification (PCN); the U.S. Toxic Substances Control Act (TSCA); the U.S. and E.U. conflict minerals regulations; as well as the emerging ESG regulations in the E.U. and globally, such as the Corporate Sustainability Reporting Directive (CSRD), its transposition in E.U. countries, and the E.U. Taxonomy for sustainable activities. Any of these regulations and changes in our regulatory environment, particularly in, but not limited to, the U.S., the E.U. and China, may require significant resources and data management systems and lead us to re-design our products or supply chain to ensure compliance with the applicable standards or use different types or sources of materials, which could have an adverse impact on the efficiency of our manufacturing process, the performance of our products, add greater testing lead-times for product introductions or other similar effects. Any of these changes could materially alter our market share and reputation, or otherwise have a material adverse effect on our business, financial condition and results of operations.
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
In the offshore oil industry, we are subject to the hazards inherent in the offshore oil production and drilling industry. Our offshore business produces water-based hydraulic control fluids for major oil companies and drilling contractors to be used for potentially hazardous offshore deepwater production and drilling applications. Offshore deepwater oil production and drilling are subject to hazards that include blowouts, explosions, fires, collisions, capsizing, sinking and damage or loss to pipeline, subsea or other facilities from severe weather conditions. Those hazards could result in personal injury and loss of life, severe damage to, or destruction of, property and equipment, pollution or environmental damage and suspension of operations. A catastrophic occurrence at a location where our products are used may expose us to substantial liability for personal injury, wrongful death, product liability, commercial claims and reputational damage. To the extent available, we maintain insurance coverage that we believe is customary in this industry. Such insurance does not, however, provide coverage for all liabilities, and there can be no assurance that our insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. The occurrence of a significant offshore deepwater oil production or drilling event that results in liability to us that is not fully insured could have a material adverse effect on our financial condition or results of operations.
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
The U.S. Foreign Corrupt Practices Act of 1977, the United Kingdom Bribery Act 2010 and similar anti-bribery/anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or for other unfair advantages. Under these laws, companies may also be held liable for actions taken by third-parties acting on their behalf, such as strategic or local partners or representatives. Our policies mandate compliance with these anti-bribery/anti-corruption laws, including the requirements to maintain accurate information and internal controls. However, in certain of the jurisdictions where we conduct business, we face a heightened risk for corruption, extortion, bribery, pay-offs, theft and other improper practices, including via third-party distributors over whom we may have limited or no control. There can be no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Failure by us or our intermediaries to comply with applicable anti-bribery/anti-corruption laws may result in civil and/or criminal penalties or other sanctions, including disgorgement of profits and contract suspensions or cancellations; any of which could damage our reputation and have a material adverse effect on our business, financial condition or results of operations.
Failure to comply with international trade restrictions and economic sanctions laws and regulations could adversely affect our business, financial condition or results of operations.
We have operations, assets and/or generate sales in countries all over the world, including countries that are or may become the target of trade and economic restrictions from the U.S. and/or other countries, which we refer to collectively as “Economic Sanctions Laws.” Economic Sanctions Laws are complex and change over time as international relationships and confrontations between and among nations evolve. For example, the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and the U.S. State Department monitor trade restrictions and economic sanctions. These agencies coordinate, administer and enforce penalties upon U.S. persons and/or entities and, in some instances, non-U.S. entities, for conducting activities or transacting business with certain countries as well as governments, entities, or individuals subject to Economic Sanctions Laws. We have established policies and procedures to support our compliance with Economic Sanctions Laws, and we believe we do not unlawfully conduct business in any sanctioned or restricted countries. However, given the breadth of our international operations and the scope of our sales globally, including via third-party distributors over whom we may have limited or no control, coupled with the complexity and ever-changing nature of Economic Sanctions Laws driven by geopolitical events, there can be no assurance that our controls and procedures have prevented in the past or will prevent at all times in the future a violation of these laws. Failure to comply with Economic Sanctions Laws, or allegations of such failure, could lead to investigations and/or actions being taken against us which could materially and adversely affect our reputation and have a material adverse effect on our business, financial condition or results of operations.
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
The reporting currency for our financial statements is the U.S. dollar. However, a large portion of our net sales (approximately 79% in 2025) are generated by our non-U.S. operations, which means that we have net sales, substantial assets, liabilities and costs denominated in currencies other than the U.S. dollar. To prepare our Consolidated Financial Statements, we must translate those sales, assets, liabilities and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Additionally, volatility in currency exchange rates may adversely impact our financial condition, cash flows and liquidity. There can be no assurance that the techniques we employ to mitigate the impact of exchange rate fluctuations, including foreign currency hedging activities, will be effective risk management strategies, and our financial condition or results of operations could be adversely impacted.
Our Credit Agreement and other debt agreements contain restrictions that limit our flexibility in operating our business.
Our Credit Agreement, the indenture governing our 3.875% USD Notes due 2028 and other debt agreements contain restrictive clauses, which may limit our operational and financial flexibility, including, among other things, our ability to grant liens, pay cash dividends, enter new lines of business, repurchase our shares of common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. In addition, our Credit Agreement contains customary remedies, including the right of the lenders to take action with respect to the collateral securing outstanding loans, that would apply should we default or otherwise be unable to satisfy our debt obligations. To the extent an event of default occurs, we may not be able to borrow under the Credit Agreement and, therefore, may not be able to pursue certain business initiatives or certain transactions that might otherwise be advantageous, meet extraordinary capital needs, finance future operations, plan for or react to market conditions, or otherwise take actions that we believe are in the best interest of our businesses. As a result, our business prospects, financial condition or results of operations may be adversely impacted.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Our Credit Agreement provides for senior secured credit facilities, consisting of term loans B-3 of $1.29 billion maturing in 2030 and a revolving facility of $500 million maturing in 2031. At February 18, 2026, we had $373 million, net of letters of credit, of borrowing capacity under our revolving facility. Although our Credit Agreement and the indenture governing our 3.875% USD Notes due 2028 contain restrictions with respect to the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial. In addition, subject to specified conditions, without the consent of the then-existing lenders, we may add certain incremental term loans or revolving credit facilities, or increase commitments under our revolving credit facility, by up to the sum of (x) the greater of (i) $460 million and (ii) 100% of our consolidated EBITDA, less certain amounts of indebtedness, and (y) an unlimited amount of secured or unsecured incremental debt if, on a pro forma basis, our total first lien net leverage ratio does not exceed certain levels (as described in the Credit Agreement).
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
As a result of our historical acquisitions, as of December 31, 2025, we had approximately $2.90 billion of intangible assets and goodwill. Under GAAP, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is subject to an impairment test at least annually. Indicators that may signal that an asset has become impaired include changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, prolonged decline in the value of our stock price, unanticipated competitive activities, change in consumer demand, loss of key personnel and/or acts by governments and judicial courts. To the extent any of our acquired assets do not perform as anticipated, the value of such assets may be negatively affected. As a result, we may be required to record impairment charges, which could be substantial and negatively impact our results of operations and financial position.
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
Further, requirements for tracking and reporting ESG matters continue to multiply, and our processes and controls for reporting across our operations and supply chain are evolving in accordance with multiple disparate standards, in the U.S. and in foreign countries. These new disclosure requirements, which include climate bills in California, the EU's CSRD, its transposition in E.U. countries, the E.U. Taxonomy for sustainable activities, and any final rules that may be approved by the SEC, may negatively impact our business by diverting time, focus and resources. As the interpretation and guidance related to these new requirements evolve over time, significant revisions may need to be made to our methodologies for reporting ESG data, previously reported ESG metrics, our existing sustainability goals, reported progress in achieving such goals, or our ability to achieve them in the future. Evolving environmental and climate laws or regulations could also lead to new or additional investment in product designs, incremental operating expenses and increased environmental expenditures in order to ensure compliance. We expect these ESG disclosure and regulatory trends to continue, and the ultimate cost related to reporting and, where required, compliance could be material.
We have numerous equity instruments outstanding that could require the future issuance of additional shares of common stock, which issuance could result in significant dilution of ownership interests and have an adverse effect on our stock price.
Under our 2024 Plan, 10,000,000 shares were reserved for issuance in connection with the vesting of equity-based awards to be granted to our officers, other employees and directors. No further awards can be granted under our 2013 Plan, which was replaced by our 2024 Plan. However, outstanding awards under our 2013 Plan continue to vest in accordance with their terms and those of the 2013 Plan. In addition, the number of shares reserved under our 2024 Plan is periodically increased by the number of shares subject to awards under our 2013 Plan which are forfeited, cancelled, expired or otherwise terminated.
The issuance of additional shares upon satisfaction of the applicable vesting conditions under the 2013 Plan or the 2024 Plan could result in a stockholder's percentage ownership being diluted. At December 31, 2025, the aggregate equity-based awards outstanding under both plans was 1,996,366 RSUs with each RSU representing a contingent right to receive one share of our common stock or, for performance-based RSUs, multiple shares depending upon the underlying performance metrics and our performance during the applicable performance period.

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
Our stock price may experience substantial price volatility as a result of many factors, including, without limitation, coverage or sentiment in the media or the investment community; speculation; announcement of acquisitions or divestitures; quarterly financial results and comparisons to estimates by the investment community or financial outlook provided by us; issuance of additional debt or equity; changes in key personnel or business strategy; material litigation or governmental investigations; and expectations regarding capital allocation, including any future stock repurchases and/or any future dividend payments, or any determination to cease repurchasing stock or paying dividends. General or industry specific market conditions, stock market performance or macroeconomic and geopolitical factors unrelated to our performance may also affect the price of our stock. Further, in the past, market fluctuations and price declines in a company's stock have led to securities class action litigation, which could have a substantial cost and divert management time and resources regardless of their outcome.
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
Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our debt obligations or to pay dividends, if any, is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans, in particular from MacDermid, Incorporated. As a result, we are dependent on the income generated by our subsidiaries, and to some degree on our ability to repatriate earnings from our foreign operations effectively, to meet our debt service obligations, expenses and operating cash requirements or to pay dividends or repurchase shares of our common stock. For example, the amount of dividends, if any, which may be paid to us by our subsidiaries depends on many factors, including our subsidiaries' results of operations and financial condition, limits on dividends or otherwise under applicable law and their constitutional documents, documents governing their indebtedness, and other factors which may be outside our control. If our subsidiaries are unable to generate sufficient cash flows or if we are unable to repatriate earnings effectively, or if we are unable to do so without incurring substantial costs, we may be unable to service our debt obligations, pay our expenses and/or meet our operating cash requirements or to make future dividend payments or stock repurchases, if any.
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
Natural or human-induced disasters, such as earthquakes, tsunamis, floods, hurricanes, cyclones or typhoons, fires, power or water shortages, telecommunications failures, terrorist acts, civil unrest, conflicts or wars, and epidemics, pandemics or other health crises could seriously harm our operations as well as the operations of our customers and suppliers. Among other impacts, these events could limit our ability to access the quantity and quality of raw materials we need and/or increase the price of these materials as worldwide supply and demand may be seriously impacted. In addition, extreme weather, natural disasters or other unexpected events could result in physical damage to, and closure of, one or more of our manufacturing or sale facilities, temporary or long-term disruption in our supply chain and/or disruption of our ability to deliver products and services to our customers and/or increase the risk of chemical spills, other discharges or releases of toxic or hazardous substances or pipeline ruptures, all of which could in turn adversely affect our operations, financial condition, reputation and/or stock price. Current or future business continuity plans and insurance arrangements may not provide protection against property damage, loss of business or increased costs that may arise from such events, particularly if these are catastrophic in nature or occur in combination. We believe climate change serves as a risk multiplier increasing both the frequency and severity of natural disasters that may affect our worldwide business operations. Further, the long-term effects of climate change on general economic conditions are unclear, and changes in the supply or demand of our products, or available sources of the raw materials we use in our manufacturing processes, may affect the availability or cost of our products.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity is a part of our risk management framework, and we have established policies and processes designed to manage cybersecurity defenses, controls and programs, including ISO 27001 compliant security procedures. Our processes are evaluated by expert cybersecurity firms through various security assessments and audits, which help us identify and mitigate cyber-related risks to our businesses. We engage with providers of information systems as part of our continuing efforts to enhance the effectiveness of our security measures. We also regularly conduct cyber incident response simulations designed to test our organization's preparedness to a cybersecurity event. Our vendor risk management (VRM) program, through which we screen external providers, helps us identify and evaluate potential risks associated with these third parties.
Our information security program is led by our Chief Information Security Officer (CISO) who manages a global information security team responsible for assessing and mitigating cyber-related threats. The cybersecurity expertise of our CISO and his team includes information security management as well as governance, risk and compliance roles, hands-on cyber incident response experience, forensic and network intrusion investigations and security risk assessments.
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
Item 2. Properties
At December 31, 2025, our physical presence included 47 manufacturing facilities, of which 11 included research facilities, and 8 stand-alone research centers. Of our manufacturing facilities, 7 were located in the U.S. with the remaining international facilities located primarily in Asia and Europe. We owned 25 of our manufacturing facilities, of which 5 included research facilities, and 2 stand-alone research centers. In addition to the remaining manufacturing and research facilities, we leased the majority of our office, warehouse and other physical locations. Between our two segments, Electronics and Specialties exclusively utilize 21 and 13 of our manufacturing facilities, respectively, with the remaining 13 manufacturing facilities being shared between the two segments.
We believe that all of our significant facilities and equipment are in good condition, well-maintained, adequate for our present operations and utilized for their intended purposes. See Note 7, Property, Plant and Equipment, Net, to the Consolidated Financial Statements included in this 2025 Annual Report for amounts invested in land, buildings, machinery, and equipment, and Note 17, Leases, to the Consolidated Financial Statements included in this 2025 Annual Report for information about our operating lease commitments.
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

In addition, we are involved in various claims relating to environmental matters at current and former plant sites and waste management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potential responsible party pursuant to the federal Superfund Act and/or state Superfund laws comparable to the federal law for site remediation. Based on currently available information, we do not anticipate any material losses in excess of the liabilities recorded. However, it is possible that, as additional information becomes available, the impact of an adverse determination could have a different effect. For additional information regarding environmental matters and liabilities, see Note 18, Contingencies, Environmental and Legal Matters, to the Consolidated Financial Statements included in this 2025 Annual Report.
Item 4. Mine Safety Disclosure
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “ESI.” On February 12, 2026, there were approximately 141 registered holders of record of our common stock, par value $0.01 per share, and the closing price of our common stock was $32.12.
Dividends
We declared and paid cash dividends on our common stock of $77.8 million, $78.2 million and $77.4 million during the years ended December 31, 2025, 2024 and 2023, respectively.
On February 10, 2026, our Board declared a cash dividend of $0.08 per outstanding share of our common stock. The dividend is expected to be paid on March 16, 2026 to stockholders of record at the close of business on March 2, 2026.
We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
Performance Graph
The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Standard and Poor's (S&P) 500 Index, the S&P SmallCap 600 Index, the S&P 500 Specialty Chemicals Index and the S&P SmallCap 600 Specialty Chemicals Index from December 31, 2020 through December 31, 2025, assuming a $100 investment in our common stock on December 31, 2020 and the reinvestment of all dividends thereafter. In 2025, the Company was added to the S&P SmallCap 600 Index and the S&P SmallCap 600 Specialty Chemicals Index. As a result, these indices were included in the graph of this 2025 Annual Report as more representative of our stock performance.

Indexed Stock Performance
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Element Solutions Inc.
S&P 500 Index
S&P 500 Specialty Chemicals Index
S&P 600 SmallCap Index
S&P 600 SmallCap Specialty Chemicals Index

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
Equity Compensation Plan Information
The information regarding our equity compensation plans will be included in the 2026 Proxy Statement under the heading "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2025 Annual Report.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2025, we repurchased the following shares of our common stock:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program (1) (in millions)
October 1 - October 31	—	$—	—	$562
November 1 - November 30	192,496	$23.92	192,496	$557
December 1 - December 31	38,068	$25.00	38,068	$556
Total	230,564	$24.10	230,564
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with “Financial Statements and Supplementary Data” included in Part II, Item 8 of this 2025 Annual Report and our audited Consolidated Financial Statements and notes thereto included elsewhere in this 2025 Annual Report. “Overview” and "2025 Highlights" briefly present our business and certain significant events addressed in this section or elsewhere in this 2025 Annual Report. This 2025 Annual Report should be read in its entirety for a complete description of our business and discussion of these events.
Overview
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in multiple high-value industries, including consumer electronics, power electronics, semiconductor fabrication, high-performance computing, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
Our operations are organized into two segments: Electronics and Specialties. In 2025, we achieved net sales of $2.55 billion, to which our Electronics and Specialties segments contributed approximately 70% and 30%, respectively.
Each of our segments is described below:
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware from complex printed circuit board designs to advanced semiconductor packaging. In high-performance datacenters, mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways and its "assembly materials," such as SMT, pastes, fluxes and adhesives, join those pathways together. The segment provides solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Specialties – The Specialties segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces and chemistries used in water-based hydraulic control fluids for offshore energy production. The segment's products are used in the aerospace, automotive, construction, consumer electronics and oil and gas production end-markets. The segment provides solutions through the following businesses: Industrial Solutions and Energy Solutions. On February 28, 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions.
2025 Highlights
•Portfolio Optimization - On February 28, 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, for approximately $320 million, net of disposed cash. MacDermid Graphics Solutions was reported within the Specialties segment. The sale resulted in a gain of $66.5 million.
•EFC Acquisition - On January 2, 2026, we completed the acquisition of EFC Gases & Advanced Materials, a provider of high-purity specialty gases and other advanced materials, for a purchase price of approximately $369 million, net of cash and subject to adjustments, with a potential earn-out based on EFC's 2026 performance of up to $30.0 million cash or 1.16 million Company shares.
•Micromax Acquisition - On February 2, 2026, we completed the acquisition of Micromax, a global supplier of advanced electronics inks and pastes, for a purchase price of approximately $500 million, net of cash and subject to adjustments.

•Add-on Term Loans & Revolver Upsize - On February 2, 2026, we completed the syndication of $450 million of Add-on Term Loans and a 5-year $500 million senior secured revolving credit facility, which replaced our then existing $375 million revolving facility, upsizing the facility by $125 million and extending its maturity to 2031. The proceeds of the Add-on Term Loans were used to fund a portion of the purchase price of the Micromax Acquisition.
•Cash Dividends - During the year ended December 31, 2025, approximately $77.8 million was returned to our stockholders in the form of cash dividends.
•Repurchases of Common Stock - During the year ended December 31, 2025, we repurchased 1.2 million shares of our common stock for $25.0 million. The remaining authorization under our stock repurchase program was approximately $556 million at December 31, 2025.
Acquisitions
We regularly pursue targeted and opportunistic acquisitions in our existing or adjacent end-markets that seek to strengthen our current businesses, expand and diversify our product offerings, and enhance our growth and strategic position. We expect to achieve commercial and distribution efficiencies by expanding into related categories that can be marketed through our existing distribution channels or provide us with new distribution channels for our existing products. To the extent we pursue future acquisitions, we expect that acquisition candidates would demonstrate a combination of attractive margins, strong cash flow characteristics, niche leading positions and consumable products that generate recurring revenue. We believe the diversity of the niche end-markets we serve will enable us to continue our growth and maintain strong cash flow generation throughout economic cycles and mitigate the impact of a downturn in any single market. We will only pursue an acquisition candidate when it is deemed to be fiscally prudent and meets our acquisition criteria. We anticipate that any future acquisitions would be financed through a combination of cash on hand, availability under our Credit Agreement and/or new debt or equity offerings.
Foreign Currency Exposure
In 2025, approximately 79% of our net sales originated outside of the U.S. and were denominated in numerous currencies, including the Chinese yuan and euro. Therefore, fluctuations in foreign exchange rates in any given reporting period may positively or negatively impact our financial performance. Foreign exchange translation had an immaterial impact on our 2025 net sales performance.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates that may significantly impact our reported financial results and accompanying disclosures. We base our estimates, assumptions and judgments on historical experience, current conditions and other factors that we consider reasonable. Estimates relate to matters that are inherently uncertain and actual results may differ from these estimates and such differences could be material to our financial statements.
We consider the accounting estimates discussed below to be critical to the understanding of our financial statements and involve difficult, subjective or complex judgments that could potentially affect our reported results. See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this 2025 Annual Report for a detailed discussion of the application of these and other accounting policies.
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
In 2025, the estimated fair value of each of our reporting units was considered to be substantially in excess of their respective carrying value.
See Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements included in this 2025 Annual Report for additional information.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in this 2025 Annual Report.
Non-GAAP Financial Measures
To supplement our financial results presented in accordance with GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present certain non-GAAP financial measures, such as operating results on a constant currency and organic basis, Adjusted EBITDA and Adjusted EBITDA margin. Management internally reviews these non-GAAP measures to evaluate performance on a comparative period-to-period basis in terms of absolute performance, trends and expected future performance with respect to our business. We believe these non-GAAP financial measures, which are each further described below, provide investors with an additional perspective on trends and underlying operating results on a period-to-period comparable basis. We also believe that investors find this information helpful in understanding the ongoing performance of our operations separate from items that may have a disproportionate positive or negative impact on our financial results in any particular period or are considered to be associated with our capital structure.
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses and income that are required by GAAP to be recorded in our financial statements and may not be completely comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the definitions and reconciliations of these non-GAAP financial measures to their most comparable GAAP financial measures included in this 2025 Annual Report and not to rely on any single financial measure to evaluate our business.
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
Adjusted EBITDA
We define Adjusted EBITDA as EBITDA, excluding the impact of additional items included in GAAP earnings which we believe are not representative or indicative of our ongoing business or are considered to be associated with our capital structure. Management believes Adjusted EBITDA and Adjusted EBITDA margin provide investors with a more complete understanding of the long-term profitability trends of our business and facilitates comparisons of our profitability to prior and future periods.
For a reconciliation of "Net income" to Adjusted EBITDA and more information about the adjustments made, see Note 22, Segment Information, to the Consolidated Financial Statements included in this 2025 Annual Report.

Results of Operations

			Change - 2025 vs 2024				Change - 2024 vs 2023
(dollars in millions)	2025	2024	Reported	Constant Currency	Organic	2023	Reported	Constant Currency	Organic
Net sales	$2,551.2	$2,456.9	4%	3%	6%	$2,333.2	5%	7%	4%
Cost of sales	1,480.7	1,421.2	4%	4%		1,414.7	0%	2%
Gross profit	1,070.5	1,035.7	3%	3%		918.5	13%	14%
Gross margin	42.0%	42.2%	(20) bps	(10) bps		39.4%	280 bps	270 bps
Operating expenses	728.3	691.8	5%	5%		744.9	(7)%	(6)%
Operating profit	342.2	343.9	(1)%	1%		173.6	98%	(nm)
Operating margin	13.4%	14.0%	(60) bps	(40) bps		7.4%	660 bps	680 bps
Other expense, net	(76.6)	(56.2)	36%			(44.5)	26%
Income tax expense	(74.6)	(44.8)	67%			(13.0)	244%
Net income from continuing operations	191.0	242.9	(21)%			116.1	(nm)
Income from discontinued operations, net of tax	—	1.6	(nm)			2.1	(26)%
Net income	$191.0	$244.5	(22)%			$118.2	(nm)
Net income margin	7.5%	10.0%	(250) bps			5.1%	490 bps

Adjusted EBITDA	$547.6	$534.7	2%	2%		$482.3	11%	13%
Adjusted EBITDA margin	21.5%	21.8%	(30) bps	(30) bps		20.7%	110 bps	120 bps
(nm) Calculation not meaningful.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net Sales
Net sales for 2025 increased 4% on a reported basis, 3% on a constant currency basis and 6% on an organic basis. Electronics' consolidated results were positively impacted by $64.4 million of pass-through metals pricing and Specialties' consolidated results were negatively impacted by $139 million of divestitures.
The following table reconciles GAAP net sales growth to constant currency and organic net sales growth:

	Year ended December 31,		% Change
(dollars in millions)	2025	2024	Reported Net Sales Growth	Impact of Currency	Constant Currency	Pass-Through Metals Pricing	Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$907.1	$782.8	16%	0%	16%	(8)%	—%	8%
Circuitry Solutions	527.8	470.7	12%	(2)%	10%	—%	—%	10%
Semiconductor Solutions	351.3	307.9	14%	(1)%	13%	—%	—%	13%
Total	$1,786.2	$1,561.4	14%	(1)%	14%	(4)%	—%	10%

Specialties:
Industrial Solutions	$651.4	$666.4	(2)%	0%	(2)%	—%	3%	0%
Graphics Solutions	24.2	146.2	(83)%	1%	(82)%	—%	84%	1%
Energy Solutions	89.4	82.9	8%	(1)%	7%	—%	—%	7%
Total	$765.0	$895.5	(15)%	0%	(15)%	—%	16%	1%

Total	$2,551.2	$2,456.9	4%	0%	3%	(3)%	6%	6%
NOTE: Totals may not sum due to rounding.
Electronics' net sales for 2025 increased 14% on a reported basis, 14% on a constant currency basis and 10% on an organic basis.
•Assembly Solutions: net sales increased 16% on a reported basis and 8% on an organic basis. Pass-through metals pricing had a positive impact of 8% on reported net sales. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to higher paste and flux volumes from increased consumer electronics demand in Asia and the Americas.
•Circuitry Solutions: net sales increased 12% on a reported basis and 10% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Semiconductor Solutions: net sales increased 14% on a reported basis and 13% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for wafer plating and advanced packaging material solutions, as well as growth in power electronics from new EV customers.
Specialties' net sales for 2025 decreased 15% on a reported basis and 15% on a constant currency basis and increased 1% on an organic basis.
•Industrial Solutions: net sales decreased 2% on a reported basis and remained relatively flat on an organic basis. Divestitures had a negative impact of 3% on reported net sales. Foreign exchange had an immaterial impact on reported net sales. An equipment sale in the third quarter of 2024 for a new production line under a multi-year chemistry sales agreement resulted in a negative impact of approximately 1% to organic net sales. In addition, organic net sales were impacted by volume declines in Europe from lower activity in automotive, construction and general industrial markets, offset by increased net sales of engineering applications primarily in the United Kingdom and increased demand in the automotive end market in Asia.

•Graphics Solutions: on February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions.
•Energy Solutions: net sales increased 8% on a reported basis and 7% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to an increase in production volumes from competitive wins and ongoing pricing actions.
Gross Profit

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Reported	Constant Currency
Gross profit:
Electronics	$715.6	$652.5	10%	9%
Specialties	354.9	383.2	(7)%	(7)%
Total	$1,070.5	$1,035.7	3%	3%

Gross profit margin:
Electronics	40.1%	41.8%	(170) bps	(160) bps
Specialties	46.4%	42.8%	360 bps	380 bps
Total	42.0%	42.2%	(20) bps	(10) bps
Electronics' gross profit for 2025 increased 10% on a reported basis and 9% on a constant currency basis. The constant currency increase in gross profit was primarily driven by broad-based organic volume growth across all three Electronics businesses. The decrease in gross margin was primarily due to the negative impact of higher prices for pass-through tin and silver.

Specialties' gross profit for 2025 decreased 7% on a reported basis and 7% on a constant currency basis. The MGS Transaction had a negative impact of $43.1 million, or 11%, on constant currency gross profit, which was the primary driver of the decrease. The increase in gross margin was primarily due to the sale of the lower margin Graphics Solutions business and continued price discipline and raw material deflation in the Industrial Solutions business.
Operating Expenses

	Year ended December 31,		Change
(dollars in millions)	2025	2024	Reported	Constant Currency
Selling, technical, general and administrative	$660.7	$628.8	5%	4%
Research and development	67.6	63.0	7%	7%
Total	$728.3	$691.8	5%	5%

Operating expenses as % of net sales
Selling, technical, general and administrative	25.9%	25.6%	30 bps	20 bps
Research and development	2.6%	2.6%	0 bps	10 bps
Total	28.5%	28.2%	30 bps	30 bps
Operating expenses for 2025 increased 5% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by a 2025 executive share grant for $37.1 million in the fourth quarter of 2025, higher incentive compensation costs, due to higher accruals associated with increased expectations for strong full year financial results, $6.1 million of higher research and development costs associated with our Kuprion ActiveCopper applications and $4.0 million of non-recurring costs associated with the MGS Transaction in 2025; partially offset by $22.7 million of lower operating expenses due to the sale of MacDermid Graphics Solutions and $3.9 million of research and development costs associated with contingent consideration for the Kuprion Acquisition incurred in the first quarter of 2024. See Note 4, Acquisitions, to the Consolidated Financial Statements for further information regarding the Kuprion Acquisition research and development costs.

Other (Expense) Income, net

	Year Ended December 31,
(dollars in millions)	2025	2024
Interest expense, net	$(53.4)	$(56.3)
Foreign exchange (losses) gains	(35.3)	25.1
Other expense, net	(46.9)	(25.0)
Gain on divestitures	59.0	—
Total	$(76.6)	$(56.2)
Interest expense, net

Interest expense, net decreased $2.9 million primarily due to higher interest income partially offset by a higher effective interest rate on our lower outstanding term loan principal balance when compared to the prior year.
Foreign exchange (losses) gains

For the year ended December 31, 2025, the fluctuations in foreign exchange (losses) and gains were primarily driven by the remeasurement of intercompany loans and working capital balances.
Other expense, net
Other expense, net for 2025 included $47.2 million of net losses associated with metals derivative contracts ($30.5 million of realized and $16.7 million of unrealized losses), $3.6 million of charges due to highly inflationary accounting for our operations in Turkey and $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3 in the first quarter of 2025.
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
Gain on divestitures
In the first quarter of 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, resulting in a gain of $66.5 million. In 2025, we also recognized a loss on sale of $7.5 million for other immaterial divestiture activity.
Income Tax
The income tax expense for 2025 totaled $74.6 million, as compared to $44.8 million in 2024. Our tax expense for 2025 was higher than the U.S. statutory tax rate primarily driven by a $7.7 million multi-year settlement, an increase in non-deductible GAAP expenses for a 2025 executive share grant, withholding taxes, valuation allowances on foreign tax credits and the impact of changes to the geographical mix of earning. These are partially offset by a continued U.S. benefit related to claiming foreign tax credits and deductions for FDII.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain as described in Note 5, Divestitures. This transaction resulted in a nominal tax expense primarily due to the realization of a $22.5 million deferred tax asset and an offsetting release of a valuation allowance.

On July 24, 2025, The One Big Beautiful Bill Act (OBBBA) was enacted extending many of the expiring tax provisions of the Tax Cuts and Jobs Act while adding, modifying and altering numerous other provisions. The Company implemented the changes enacted under the OBBBA.

The income tax expense of $44.8 million for the year ended December 31, 2024, is below the statutory U.S. rate primarily driven by a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023 and the release of valuation allowances and deductions for FDII, with offsets from withholding taxes, tax attribute expirations and the impact of changes to the geographical mix of earnings.

The rate for 2024 also includes a benefit associated with the release of valuation allowances of $40.8 million previously recorded against certain U.K. tax attribute carryforwards, primarily consisting of net operating loss carryforwards and interest carryforwards. The valuation allowances were released as the Company expects improved profitability in its U.K. business and a shift to a three-year cumulative income position. The Company determined there was sufficient positive, objectively verifiable evidence to conclude that it is more likely than not that, as of December 31, 2024, select U.K. net deferred tax assets will be realized. These expectations are based on actual results, management's assessment of projected future taxable income, and expected utilization of net operating losses and tax carryforwards

During the third quarter of 2024, an internal restructuring of the Graphics business was completed which resulted in the recognition of a capital gain of $208 million. The gain was offset by capital losses generated in 2024 totaling $10.1 million and capital loss carryforwards of $198 million. The capital gain provided income of the appropriate character to support the release of a valuation allowance on the amount of the capital loss carryforward utilized. The remaining unused capital loss carryforward with a full valuation allowance expired at the close of 2024. The capital gain also resulted in a higher interest expense deduction and, consequentially, a lower deduction for FDII and lower utilization of certain foreign tax credits carryforwards before expiration. The gain resulted in a step-up in tax basis and the Company recorded a deferred tax asset of $22.5 million on the excess of stock tax basis over book basis due to the subsequent held for sale classification offset with a full valuation allowance. As noted above, this deferred tax asset and the corresponding valuation allowance were realized and released in connection with the MGS Transaction.

Also, during 2024, the Company finalized the 2023 consolidated U.S. federal income tax return along with prior years amended federal corporate income tax returns related to crediting foreign taxes including the return-to-provision true-up of foreign tax credits, valuation allowances and prior year one-time benefit.

For additional information see Note 11, Income Taxes, to the Consolidated Financial Statements included in this 2025 Annual Report.

Segment Adjusted EBITDA Performance

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Reported	Constant Currency
Net income:
Total	$191.0	$244.5	(22)%

Adjusted EBITDA:
Electronics	$382.2	$361.5	6%	5%
Specialties	165.4	173.2	(5)%	(4)%
Total	$547.6	$534.7	2%	2%

Net income margin:
Total	7.5%	10.0%	(250) bps

Adjusted EBITDA margin:
Electronics	21.4%	23.1%	(170) bps	(180) bps
Specialties	21.6%	19.3%	230 bps	250 bps
Total	21.5%	21.8%	(30) bps	(30) bps
Electronics' Adjusted EBITDA for 2025 increased 6% on a reported basis and 5% on a constant currency basis. The constant currency increase was primarily driven by the broad-based increase in sales across the segment.
Specialties' Adjusted EBITDA for 2025 decreased 5% on a reported basis and 4% on a constant currency basis. The MGS Transaction had a negative impact of $26.4 million, or 15%, on constant currency Adjusted EBITDA.
See Note 22, Segment Information, to the Consolidated Financial Statements for the reconciliation of "Net income" to Adjusted EBITDA.
Comparison of Fiscal Years 2024 and 2023
For the comparison of fiscal years 2024 and 2023, see "Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023" in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our 2024 Annual Report on Form 10-K and incorporated by reference into this 2025 Annual Report.
Liquidity and Capital Resources
Our primary sources of liquidity during 2025 were the proceeds from the MGS Transaction and available cash generated from operations. Our primary uses of cash and cash equivalents were to prepay $200 million of our outstanding term loans B-3, fund operations, including working capital and capital expenditures, pay cash dividends and repurchase shares of our common stock under our stock repurchase program. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the fourth quarter of 2025, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends, as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
For the full year 2026, we expect our capital expenditures to be approximately $75.0 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.

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
During 2025, approximately 79% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We expect to manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business and cost-efficient access to those funds. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $627 million of cash and cash equivalents at December 31, 2025, $202 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing and financing activities during the periods indicated:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Cash provided by operating activities	$289.8	$362.0	$333.6
Cash provided by (used in) investing activities	$286.1	$(73.8)	$(250.2)
Cash used in financing activities	$(320.4)	$(206.6)	$(58.7)
Year Ended December 31, 2025 compared to Year Ended December 31, 2024
Operating Activities
The decrease in net cash flows provided by operating activities of $72.2 million was primarily driven by higher working capital investment, higher incentive compensation payments that were associated with 2024 performance, lower earnings as a result of the MGS Transaction and higher payments associated with transaction expenses.
Investing Activities
In 2025, we received cash proceeds of $321 million from divestitures, primarily related to the closing of the MGS Transaction, and we received $25.5 million from the settlement of cross currency swaps that matured in January 2025. In 2025, we paid approximately $6.2 million of lower capital expenditures compared to 2024 due to increased unpaid capital expenditures at the end of 2025 compared to the end of 2024.
Financing Activities
In 2025, we prepaid $200 million of our outstanding term loans B-3, paid $77.8 million of cash dividends on shares of our common stock and paid $25.0 million in the aggregate for the repurchase of shares of our common stock under our stock repurchase program. In addition, we paid $19.4 million for shares of our common stock withheld by the Company to satisfy the tax withholding requirements related to the vesting of RSUs, partially offset by proceeds of $4.2 million received for stock options exercised, included in "Other, net."
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
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic Pension Plans and Foreign Pension Plans' investment allocations, and peer comparisons. We used a long-term rate of return on plan assets of 6.7% and 3.9% for our Domestic Pension Plans and Foreign Pension Plans, respectively, to determine our net periodic pension expense for 2025. The discount rate used to value the pension obligation was developed with reference to a number of factors, including the current interest rate environment, benchmark fixed-income yields and expected future pension benefit payments. Discount rates of 5.3% and 3.5% were established for the Domestic Pension Plan and Foreign Pension Plans, respectively, at December 31, 2025, compared to rates of 5.6% and 3.1% established for those respective plans at December 31, 2024. We evaluate the Pension Plans' actuarial assumptions on an annual basis, including the expected long-term rate of return on assets and discount rates. A one percent increase in the discount rate would increase the pension plan expense by approximately $0.7 million and decrease the pension benefit obligation by approximately $13.9 million, whereas a one percent decrease in the discount rate would decrease the pension plan expense by approximately $0.9 million and increase the pension benefit obligation by approximately $15.9 million.
Our Domestic Pension Plans' investment policies incorporate an asset allocation strategy that emphasizes long-term growth of capital and acceptable asset volatility as long as such volatility remains consistent with the volatility of the indexes of relevant markets. Our investment policies attempt to achieve a mix of approximately 94% of plan investments for liability-matching, 3% for long-term growth, and 3% for near-term benefit payments. The weighted average asset allocation of the Domestic Pension Plan was 94% fixed income holdings, 3% equity securities and derivatives and 3% cash at December 31, 2025.
The Domestic Pension Plans were overfunded by $5.0 million at December 31, 2025 compared to $2.3 million at December 31, 2024. The increase in the funding position in 2025 was primarily driven by $1.3 million of actuarial loss due to changes in plan assumptions and experience and a $12.0 million return on plan assets partially offset by $8.7 million of interest costs.
The Foreign Pension Plans were underfunded by $13.4 million at December 31, 2025 compared to $12.9 million at December 31, 2024.
We are not required to make any material plan contributions in 2026. While we do not currently anticipate any, additional future material contributions may be required in order to maintain appropriate funding levels within our plans.
Financial Borrowings
Credit Facilities and Senior Notes
At December 31, 2025, we had $1.63 billion of indebtedness, net of unamortized discounts and debt issuance costs of $10.3 million, which primarily included:
•$836 million of term debt arrangements outstanding under our term loans; and
•$800 million of 3.875% USD Notes due 2028.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $390 million at December 31, 2025 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At December 31, 2025, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are exposed to interest rate risk associated with our long-term debt and other financing commitments. At December 31, 2025, we had total debt of $1.63 billion, net of unamortized discounts and debt issuance costs of $10.3 million, including approximately $836 million of variable interest rate debt based on the one-month Secured Overnight Financing Rate (SOFR).

We use interest rate swaps and cross-currency swaps designed to reduce our exposure to interest rate risk and foreign currency risk. We designated the interest rate swaps as cash flow hedges and the cross-currency swaps as net investment hedges. These swaps effectively convert our outstanding term loans under the Credit Agreement, which are U.S. dollar denominated debt obligations, into fixed-rate euro-denominated debt through the expiration of the swaps. The net result of these hedges was an interest rate of approximately 4.5% at December 31, 2025 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate. See Note 13, Financial Instruments, to the Consolidated Financial Statements included in this 2025 Annual Report for additional information.
Counterparty Risk
Outstanding financial derivative instruments expose us to credit loss in the event of non-performance by our counterparties. The credit exposure related to these financial instruments is considered in the fair values of such contracts. We review the credit ratings of our counterparties and adjust our exposure as deemed appropriate on a periodic basis. At December 31, 2025, we believe that our exposure to counterparty risk was immaterial.
Foreign Currency Risk
We conduct a significant portion of our business in currencies other than the U.S. dollar, our financial reporting currency. In 2025, approximately 79% of our net sales were generated outside of the U.S. Generally, our foreign subsidiaries use their local currency as their functional currency; the currency in which they incur operating expenses and collect accounts receivable. Our business is exposed to foreign currency risk from changes in the exchange rate primarily between the U.S. dollar and the following currencies: Chinese yuan and euro. As a result, our operating results could be affected by foreign currency exchange rate volatility relative to the U.S. dollar. We are not able to project, in any meaningful way, the possible effect of these foreign currency fluctuations on translated amounts or future earnings.
We actively assess our foreign exchange risk exposure and may enter into foreign exchange hedges designed to mitigate such risk and protect ourselves against transaction exposures. Our hedging programs include strategies to mitigate our foreign currency denominated balance sheet exposures as well as foreign currency anticipated cash flows. At December 31, 2025, the aggregate U.S. dollar notional amount of foreign currency forward contracts totaled $133 million. None of these foreign currency forward contracts were designated as hedges for accounting purposes. Their fair value at December 31, 2025 was a $0.9 million net current liability, and the net realized and unrealized losses on such contracts for 2025 totaled an immaterial amount.
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
Periodically, we employ forward metals contracts or other financial instruments to hedge commodity price or other price risks. Such contracts are generally designated as normal purchases and accounted for similar to other inventory purchases. We continue to review a full range of business options focused on strategic risk management for all raw material commodities. Any failure by our suppliers to provide acceptable raw materials or supplies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance. At December 31, 2025, the aggregate U.S. dollar notional amount of metals futures contracts, none of which were designated as hedges for accounting purposes, totaled $91.4 million. The fair value of the metals forward contracts at December 31, 2025 was a $13.5 million net current liability and net realized and unrealized losses on such contracts for 2025 totaled $47.2 million.
Item 8. Financial Statements and Supplementary Data
See “Index to Consolidated Financial Statements” in this 2025 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective at December 31, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025, using the criteria set forth in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that at December 31, 2025 our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting at December 31, 2025 has been audited by PricewaterhouseCoopers LLP, as stated in their report, which appears in this 2025 Annual Report.
Changes to Internal Control Over Financial Reporting
Based on management's evaluation (with the participation of our CEO and CFO), as required by Rule 13a-15(d) under the Exchange Act, there have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Director and Officer 10b5-1 Trading Arrangements
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Part III
Item 10.  Directors, Executive Officers and Corporate Governance
The information required by this item related to the executive officers, directors, Audit Committee of the Board and insider trading policies and procedures of the Company will be included in the 2026 Proxy Statement under the headings "Executive Officers of the Company," "Proposal 1 - Election of Directors" and "Corporate Governance," and is incorporated by reference into this 2025 Annual Report.
The Company has adopted a Business Conduct and Ethics Policy (the "Policy") applicable to all directors and employees of Element Solutions, including our CEO, CFO and Chief Accounting Officer. The Company has also adopted a Code of Ethics for Senior Financial Officers applicable, more specifically, to our CEO, CFO and Chief Accounting Officer. The Policy and the Code of Ethics are posted on the Company's website at www.elementsolutionsinc.com under “Investors – Governance – Governance Documents.” We intend to provide disclosure of any amendment to or waiver of the Policy and/or Code of Ethics on our website within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation
The information required by this item will be included in the 2026 Proxy Statement under the headings "Director Compensation," "Executive Compensation - Compensation Discussion and Analysis," "Executive Compensation - Compensation Discussion and Analysis - Report of the Compensation Committee," "Executive Compensation Tables" and "Corporate Governance Board Committees - Compensation Committee - Compensation Committee Interlocks and Insider Participation," and is incorporated by reference into this 2025 Annual Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the 2026 Proxy Statement under the headings "Security Ownership" and "Executive Compensation Tables - Equity Compensation Plan Information," and is incorporated by reference into this 2025 Annual Report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in the 2026 Proxy Statement under the headings "Corporate Governance - Certain Relationships and Related Transactions" and "Corporate Governance - Board of Directors - Director Independence," and is incorporated by reference into this 2025 Annual Report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in the 2026 Proxy Statement under the headings "Proposal 3 - Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for 2026" and "-Report of the Audit Committee" and is incorporated by reference into this 2025 Annual Report.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(A) Exhibits

		Incorporated by Reference				Included in this 2025
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date	Annual Report
3.1(a)	Certificate of Incorporation, dated January 22, 2014	S-4 POS	333-192778	3.1	1/24/2014
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 12, 2014	8-K	001-36272	3.1	6/13/2014
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated January 31, 2019	8-K	001-36272	3.1	2/5/2019
3.2	Amended and Restated By-laws	10-Q	001-36272	3.2	4/27/2023
4.1	Specimen Common Stock certificate	8-K	001-36272	4.1	2/5/2019
4.2	Description of Common Stock	10-K	001-36272	4.2	2/23/2022
4.3	Indenture, dated as of August 18, 2020, among the Company, the guarantors named therein and the Trustee	8-K	001-36272	4.1	8/18/2020
4.4	Form of 3.875% senior notes due 2028 (Exhibit A)	8-K	001-36272	A to 4.01	8/18/2020
10.1**	Credit Agreement, dated as of January 31, 2019, by and among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	2/5/2019
10.2**	Amendment No.1 to Credit Agreement, dated November 26, 2019, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative agent	8-K	001-36272	10.1	12/3/2019
10.3**	Amendment No. 3 to Credit Agreement, dated September 1, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	8-K	001-36272	10.1	9/1/2021
10.4**	Amendment No.4 to Credit Agreement, dated December 17, 2021, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Barclays Bank PLC, as administrative and collateral agent	10-K	001-36272	10.4	2/23/2022

		Incorporated by Reference				Included in this 2025
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date	Annual Report
10.5**	Amendment No.6 and Joinder to Credit Agreement, dated November 15, 2022, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent	8-K	001-36272	10.1	11/15/2022
10.6**	Amendment No. 7 to Credit Agreement, dated June 1, 2023, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A, as administrative and collateral agent	8-K	001-36272	10.1	6/5/2023
10.7**	Amendment No.8 to Credit Agreement, dated December 18, 2023, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	12/22/2023
10.8**	Amendment No.9 to Credit Agreement, dated October 15, 2024, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	10/18/2024
10.9**	Amendment No.10 to Credit Agreement, dated February 2, 2026, among, inter alios, the Company, MacDermid, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent.	8-K	001-36272	10.1	2/2/2026
10.10**	Pledge and Security Agreement, dated as of January 31, 2019, among the Company, MacDermid Incorporated, and the subsidiaries of the Company from time to time parties thereto in favor of Barclays Bank PLC, as collateral agent	8-K	001-36272	10.2	2/5/2019
10.11†	Element Solutions Inc Amended and Restated 2013 Incentive Compensation Plan	10-Q	001-36272	10.2	8/2/2019
10.12†	Element Solutions Inc 2024 Incentive Compensation Plan	DEF14A	001-36272	Appendix A	4/19/2024
10.13†	Element Solutions Inc 2024 Employee Stock Purchase Plan	DEF14A	001-36272	Appendix A	4/21/2023
10.14†	Form of Restricted Stock Unit Agreement	10-K	001-36272	10.7	2/25/2021
10.15†	Form of Performance-Based Restricted Stock Unit Award Agreement	10-K	001-36272	10.9	2/25/2021
10.16†	Form of Non-Qualified Stock Option Agreement	8-K	001-36272	10.3	3/25/2016
10.17†	Form of Incentive Stock Option Agreement	10-K	001-36272	10.23	2/28/2019

		Incorporated by Reference				Included in this 2025
Exhibit Nb.	Exhibit Description	Form	File Nb.	Exhibit Nb.	Filing Date	Annual Report
10.18†	Form of Director and Officer Indemnification Agreement	S-4/A	333-192778	10.12	1/2/2014
10.19†	Form of Change in Control Agreement	10-K	001-36272	10.2	2/23/2022
10.20	Advisory Services Agreement, dated October 31, 2013, by and between Element Solutions Inc (f/k/a Platform Specialty Products Corporation) and Mariposa Capital, LLC	S-4/A	333-192778	10.15	1/2/2014
14.1	Code of Ethics for Senior Financial Officers	10-K	001-36272	14.1	2/28/2019
19.1	Element Solutions Inc Insider Trading Policy	10-K	001-36272	19.1	2/19/2025
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Element Solutions Inc Executive Officer Clawback Policy	10-K	001-36272	97.1	2/21/2024
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents					X
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)					X

*	Furnished herewith.
**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
†	Management contract or compensatory plan or arrangement.

(B) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
Date:	February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Benjamin H. Gliklich	Director and Chief Executive Officer	February 18, 2026
Benjamin H. Gliklich	(Principal Executive Officer)

/s/ Carey J. Dorman	President, Enterprise Operations and Chief Financial Officer	February 18, 2026
Carey J. Dorman	(Principal Financial Officer)

/s/ Michael Russnok	Chief Accounting Officer	February 18, 2026
Michael Russnok	(Principal Accounting Officer)

/s/ Sir Martin E. Franklin	Executive Chairman of the Board	February 18, 2026
Sir Martin E. Franklin

/s/ Ian G.H. Ashken	Director	February 18, 2026
Ian G.H. Ashken

/s/ Elyse Filon	Director	February 18, 2026
Elyse Filon

/s/ Christopher T. Fraser	Director	February 18, 2026
Christopher T. Fraser

/s/ Michael F. Goss	Director	February 18, 2026
Michael F. Goss

/s/ E. Stanley O’Neal	Director	February 18, 2026
E. Stanley O'Neal

/s/ Susan W. Sofronas	Director	February 18, 2026
Susan W. Sofronas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Element Solutions Inc

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Element Solutions Inc and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes - Valuation of U.K. Deferred Tax Assets

As described in Notes 2 and 11 to the consolidated financial statements, the Company has $274.4 million of deferred tax assets as of December 31, 2025, inclusive of $63.1 million of valuation allowances. A portion of these deferred tax assets and valuation allowances relates to the U.K. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement basis and the tax basis of assets, liabilities, net operating losses and tax carryforwards. A valuation allowance is required to be recognized to reduce the recorded deferred tax asset to the amount that will more likely than not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income by jurisdiction during the periods in which those temporary differences become deductible or when carryforwards can be utilized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in this assessment.

The principal considerations for our determination that performing procedures relating to the valuation of U.K. deferred tax assets is a critical audit matter are (i) the significant judgment by management in determining whether the U.K. deferred tax assets are more likely than not to be partially realized; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected future taxable income and expected utilization of net operating losses and tax carryforwards and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of deferred tax assets, including controls over the determination of future taxable income, expected utilization of net operating losses, and tax carryforwards as it relates to the U.K. deferred tax assets. These procedures also included, among others, (i) evaluating the positive and negative evidence available to support management’s assessment of the realizability of the U.K. deferred tax assets; (ii) testing the completeness and accuracy of underlying data used by management in determining the realizability of the U.K. deferred tax assets; and (iii) evaluating the reasonableness of the significant assumptions used by management related to projected future taxable income and expected utilization of net operating losses and tax carryforwards. Evaluating management’s assumptions related to projected future taxable income and expected utilization of net operating losses and tax carryforwards involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the U.K. entity and (ii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of management's application of technical rules in their assessment of the realizability of the U.K. deferred tax assets.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 18, 2026

We have served as the Company’s auditor since 2013.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$2,551.2	$2,456.9	$2,333.2
Cost of sales	1,480.7	1,421.2	1,414.7
Gross profit	1,070.5	1,035.7	918.5
Operating expenses:
Selling, technical, general and administrative	660.7	628.8	596.8
Research and development	67.6	63.0	68.1
Goodwill impairment	—	—	80.0
Total operating expenses	728.3	691.8	744.9
Operating profit	342.2	343.9	173.6
Other (expense) income:
Interest expense, net	(53.4)	(56.3)	(49.3)
Foreign exchange (losses) gains	(35.3)	25.1	7.9
Other expense, net	(46.9)	(25.0)	(3.1)
Gain on divestitures	59.0	—	—
Total other expense	(76.6)	(56.2)	(44.5)
Income before income taxes and non-controlling interests	265.6	287.7	129.1
Income tax expense	(74.6)	(44.8)	(13.0)
Net income from continuing operations	191.0	242.9	116.1
Income from discontinued operations, net of tax	—	1.6	2.1
Net income	191.0	244.5	118.2
Net income attributable to the non-controlling interests	(0.2)	(0.3)	(0.1)
Net income attributable to common stockholders	$190.8	$244.2	$118.1

Earnings per share
Basic from continuing operations	$0.79	$1.00	$0.48
Basic from discontinued operations	—	0.01	0.01
Basic attributable to common stockholders	$0.79	$1.01	$0.49

Diluted from continuing operations	$0.79	$1.00	$0.48
Diluted from discontinued operations	—	0.01	0.01
Diluted attributable to common stockholders	$0.79	$1.01	$0.49

Weighted average common shares outstanding
Basic	242.0	242.1	241.4
Diluted	242.4	242.6	241.8

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$191.0	$244.5	$118.2

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax (benefit) expense of $(21.1), $12.8 and $(11.1) for 2025, 2024 and 2023, respectively	144.5	(122.3)	(26.1)
Reclassifications, net of tax benefit of $0.8 for 2025 and $0.0 for 2024 and 2023, respectively	30.0	—	—
Total foreign currency translation adjustments	174.5	(122.3)	(26.1)
Pension and post-retirement plans:
Other comprehensive income before reclassifications, net of tax expense of $0.0, $1.7 and $1.1 for 2025, 2024 and 2023, respectively	—	5.2	3.4
Total pension and post-retirement plans	—	5.2	3.4
Available-for-sale debt securities:
Other comprehensive (loss) before reclassifications, net of tax benefit of $0.0 for 2025, 2024 and 2023, respectively	—	—	(1.1)
Total unrealized loss on available-for-sale debt securities	—	—	(1.1)
Derivative financial instruments:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(3.6), $6.2 and $0.9 for 2025, 2024 and 2023, respectively	(11.7)	19.9	2.9
Reclassifications, net of tax benefit of $0.9, $6.9 and $8.4 for 2025, 2024 and 2023, respectively	(4.8)	(24.3)	(27.5)
Total unrealized loss on qualified hedging derivatives	(16.5)	(4.4)	(24.6)
Other comprehensive income (loss)	158.0	(121.5)	(48.4)

Comprehensive income	349.0	123.0	69.8
Comprehensive loss (income) attributable to the non-controlling interests	0.1	(0.1)	0.5
Comprehensive income attributable to stockholders	$349.1	$122.9	$70.3

 See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$626.5	$359.4
Accounts receivable, net of allowance for doubtful accounts of $9.4 and $10.3 at December 31, 2025 and 2024, respectively	517.7	439.6
Inventories	294.7	246.2
Prepaid expenses	28.3	22.7
Other current assets	115.3	136.9
Current assets held for sale	—	65.2
Total current assets	1,582.5	1,270.0
Property, plant and equipment, net	319.6	276.8
Goodwill	2,241.9	2,132.0
Intangible assets, net	657.2	732.0
Deferred income tax assets	175.5	133.3
Other assets	124.7	140.9
Non-current assets held for sale	—	188.9
Total assets	$5,101.4	$4,873.9
Liabilities and stockholders' equity
Accounts payable	$165.5	$121.3
Current installments of long-term debt	—	10.4
Accrued expenses and other current liabilities	264.4	229.3
Current liabilities held for sale	—	18.7
Total current liabilities	429.9	379.7
Debt	1,625.9	1,813.6
Pension and post-retirement benefits	22.3	22.2
Deferred income tax liabilities	93.1	93.9
Other liabilities	240.8	152.6
Non-current liabilities held for sale	—	13.5
Total liabilities	2,412.0	2,475.5
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock - Series A	—	—
Common stock, 400.0 shares authorized (2025: 269.6 shares issued; 2024: 267.2 shares issued)	2.7	2.7
Additional paid-in capital	4,279.2	4,214.1
Treasury stock (2025: 26.9 shares; 2024: 25.0 shares)	(393.9)	(349.5)
Accumulated deficit	(904.6)	(1,017.1)
Accumulated other comprehensive loss	(308.9)	(467.2)
Total stockholders' equity	2,674.5	2,383.0
Non-controlling interests	14.9	15.4
Total equity	2,689.4	2,398.4
Total liabilities and stockholders' equity	$5,101.4	$4,873.9
See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$191.0	$244.5	$118.2
Income from discontinued operations, net of tax	—	1.6	2.1
Net income from continuing operations	191.0	242.9	116.1
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	151.2	157.6	166.7
Deferred income taxes	(12.6)	(39.2)	(69.9)
Foreign exchange losses (gains)	29.4	(24.4)	(10.6)
Incentive stock compensation	59.1	14.8	9.4
Net gain on divestitures	(59.0)	—	—
Goodwill impairment	—	—	80.0
Other, net	9.2	22.9	42.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(57.6)	(29.9)	(6.8)
Inventories	(39.1)	7.8	(9.5)
Accounts payable	27.4	(1.0)	0.3
Accrued expenses	(0.3)	33.0	9.9
Prepaid expenses and other current assets	(21.6)	(4.2)	1.9
Other assets and liabilities	12.7	(18.3)	3.9
Net cash flows provided by operating activities	289.8	362.0	333.6
Cash flows from investing activities:
Capital expenditures	(62.2)	(68.4)	(52.7)
Proceeds from disposal of property, plant and equipment	1.5	—	1.4
Proceeds from divestitures (net of cash of $2.4 million)	321.2	—	—
Acquisitions, net of cash acquired	—	(3.9)	(214.8)
Other, net	25.6	(1.5)	15.9
Net cash flows provided by (used in) investing activities	286.1	(73.8)	(250.2)
Cash flows from financing activities:
Debt proceeds, net of discount	—	1,040.1	1,297.1
Repayments of borrowings	(202.6)	(1,152.6)	(1,264.1)
Repurchases of common stock	(25.0)	—	—
Dividends	(77.8)	(78.2)	(77.4)
Payment of financing fees	—	(3.2)	(6.3)
Other, net	(15.0)	(12.7)	(8.0)
Net cash flows used in financing activities	(320.4)	(206.6)	(58.7)
Net cash flows provided by operating activities of discontinued operations	—	1.6	2.2
Effect of exchange rate changes on cash and cash equivalents	11.6	(13.1)	(3.2)
Net increase in cash and cash equivalents	267.1	70.1	23.7
Cash and cash equivalents at beginning of period	359.4	289.3	265.6
Cash and cash equivalents at end of period	$626.5	$359.4	$289.3
Supplemental disclosure information of continuing operations:
Cash paid for interest	$68.6	$64.8	$56.1
Cash paid for income taxes	$98.8	$87.2	$73.7

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	190.8	—	190.8	0.2	191.0
Other comprehensive income (loss,) net of taxes	—	—	—	—	—	—	158.3	158.3	(0.3)	158.0
Issuance of common stock under Employee Stock Purchase Plan	72,082	—	1.4	—	—	—	—	1.4	—	1.4
Repurchases of common stock	—	—	—	1,180,362	(25.0)	—	—	(25.0)	—	(25.0)
Dividends ($0.32 per share)	—	—	—	—	—	(78.3)	—	(78.3)	—	(78.3)
Equity compensation expense	—	—	59.5	—	—	—	—	59.5	—	59.5
Exercise/ vesting of stock-based compensation	2,370,396	—	4.2	715,236	(19.4)	—	—	(15.2)	—	(15.2)
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at December 31, 2025	269,596,952	$2.7	$4,279.2	26,867,999	$(393.9)	$(904.6)	$(308.9)	$2,674.5	$14.9	$2,689.4

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3
Net income	—	—	—	—	—	244.2	—	244.2	0.3	244.5
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(121.3)	(121.3)	(0.2)	(121.5)
Issuance of common stock under Employee Stock Purchase Plan	66,308	—	1.3	—	—	—	—	1.3	—	1.3
Dividends ($0.32 per share)	—	—	—	—	—	(78.0)	—	(78.0)	—	(78.0)
Equity compensation expense	—	—	15.1	—	—	—	—	15.1	—	15.1
Exercise/ vesting of stock-based compensation	909,066	—	0.2	327,646	(7.6)	—	—	(7.4)	—	(7.4)
Changes in non-controlling interests	—	—	0.6	—	—	—	—	0.6	(0.5)	0.1
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4

See accompanying notes to consolidated financial statements.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(dollars in millions, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2022	265,062,533	$2.7	$4,185.9	24,272,748	$(334.2)	$(1,223.8)	$(298.1)	$2,332.5	$16.6	$2,349.1
Net income	—	—	—	—	—	118.1	—	118.1	0.1	118.2
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(47.8)	(47.8)	(0.6)	(48.4)
Issuance of common stock under Employee Stock Purchase Plan	78,375	—	1.3	—	—	—	—	1.3	—	1.3
Dividends ($0.32 per share)	—	—	—	—	—	(77.6)	—	(77.6)	—	(77.6)
Equity compensation expense	—	—	9.7	—	—	—	—	9.7	—	9.7
Exercise/ vesting of share based compensation	1,038,192	—	—	372,007	(7.7)	—	—	(7.7)	—	(7.7)
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at December 31, 2023	266,179,100	$2.7	$4,196.9	24,644,755	$(341.9)	$(1,183.3)	$(345.9)	$2,328.5	$15.8	$2,344.3

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
Element Solutions is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in multiple high-value industries, including consumer electronics, power electronics, semiconductor fabrication, high-performance computing, communications and data storage infrastructure, automotive systems, industrial surface finishing and offshore energy. Element Solutions businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
The Company's operations are organized in two reportable segments which were renamed in the fourth quarter of 2025: Electronics (MacDermid Alpha Electronics Solutions, previously known as Electronics) and Specialties (Element Specialties, previously known as Industrial & Specialty). Other than the names, there were no changes to the composition of the businesses that make up each segment in the fourth quarter of 2025. The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware from complex printed circuit board designs to advanced semiconductor packaging. In high-performance datacenters, mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways, and its "assembly materials," such as SMT, pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemicals solutions through the following businesses: Assembly Solutions, Circuitry Solutions and Semiconductor Solutions.
Specialties – The Specialties segment researches, formulates and sells specialty chemicals and material process technologies that enhance surfaces or improve industrial processes in diverse industrial sectors from automotive trim to transcontinental infrastructure to high-design faucets. Its products include chemical systems that protect and decorate metal and plastic surfaces and chemistries used in water-based hydraulic control fluids for offshore energy production. These fully consumable products are used in the aerospace, automotive, construction, consumer electronics and oil and gas production end-markets. The segment provides specialty chemicals solutions through the following businesses: Industrial Solutions and Energy Solutions. On February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions.
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
Receivables and Allowance for Doubtful Accounts – The Company determines its allowance for doubtful accounts associated with expected credit losses using a combination of factors to reduce trade receivable balances to their estimated net realizable amount. The Company maintains and adjusts its allowance for credit losses based on a variety of factors, including the length of time receivables have been past due under the applicable contractual terms, current and future macroeconomic trends and conditions, significant one-time events such as bankruptcy filings or deterioration in the customer’s operating results or financial position, historical experience and the financial condition of its customers. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising the Company's customer base and its dispersion across many different geographical regions. At December 31, 2025 and 2024, the Company did not believe it had any significant concentrations of credit risk that could materially impact its results of operations or financial position.
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
Leases – The Company determines whether an arrangement is a lease at inception. Right-of-use (or ROU) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The interest rate used to determine the present value of future lease payments is the Company's incremental borrowing rate if the implicit rate in its leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis for borrowings with similar terms and payments. The Company's leases may include variable payments such as common area maintenance, insurance, real estate taxes, changes in price indices or other costs, which are expensed as incurred. ROU assets also include any lease payments made prior to commencement and are recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for fixed lease payments is recognized on a straight-line basis over the lease term.
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
If hedge accounting is applied, the effective portion of unrealized gains and losses associated with the derivatives are deferred as a component of "Accumulated other comprehensive loss" until the underlying hedged transactions are reported in the Company’s Consolidated Statements of Operations. For derivative contracts not designated as hedging instruments, the Company records changes in the net fair value of such contracts in "Other expense, net" in the Consolidated Statements of Operations. Realized gains and losses on foreign currency forward contracts, commodity derivative contracts and the net periodic payments from interest rate swaps and cross-currency swaps are reflected as "Cash flows from operating activities" in the Consolidated Statements of Cash Flows. Proceeds from the monetization of interest rate swaps are reflected as "Cash flows from operating activities" and proceeds from the monetization of cross-currency swaps are reflected as "Cash flows from investing activities" in the Consolidated Statements of Cash Flows. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further information.
Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The Company believes that the carrying value of its cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values because of their short maturities.
Foreign Currency Translation – The Company’s foreign subsidiaries primarily use their local currency as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using foreign currency exchange rates prevailing at the balance sheet dates. The Consolidated Statements of Operations are translated at average foreign currency exchange rates for the periods presented. Cumulative currency translation adjustments are included in the

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stockholders’ equity section of the Consolidated Balance Sheets as "Accumulated other comprehensive loss." Net gains and losses from transactions denominated in currencies other than the functional currency of the entity are included in the Consolidated Statements of Operations as "Foreign exchange (losses) gains."
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
Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
share assumes the issuance of all potentially dilutive share equivalents using the if-converted or treasury stock methods, provided that the effects of which are not anti-dilutive. For RSUs, it is assumed that the proceeds will be used to buy back shares. For unvested RSUs, the assumed proceeds equal the average unrecognized compensation expense.
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
NAV as a practical expedient measures fair value using the net asset value (or NAV) per share (or its equivalent) as an alternative to the fair value hierarchy discussed above for assets, such as commingled funds, that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Income Taxes (Topic 740) - In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures," which requires enhanced disclosures in the effective tax rate reconciliation and the disclosure of income taxes paid by jurisdiction. The Company adopted the new standard on December 31, 2025. The adoption of the standard did not have a material impact to the Consolidated Financial Statements. See Note 11, Income Taxes, to the Consolidated Financial Statements for further information.
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
4. ACQUISITIONS
ViaForm Distribution Rights
On June 1, 2023, the Company reacquired the right to market and distribute directly (rather than through its exclusive distributor) its ViaForm® electrochemical deposition products by terminating a long-standing distribution agreement for $200 million, including $170 million paid at closing and a deferred payment of $30.0 million which was paid in the fourth quarter of 2023. Following the completion of the transaction, the Company now manages all aspects of the ViaForm® product line in-house, which resulted in a more efficient supply chain and improved customer outcomes for leading semiconductor fabricators. The transaction did not meet the accounting definition of a business which precluded any goodwill from being recognized and resulted in the Company capitalizing $0.5 million of transaction costs. The financial results of this transaction are included in the Company's Semiconductor Solutions business within its Electronics segment.

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
Kuprion Acquisition
On May 19, 2023, the Company completed the Kuprion Acquisition for $15.9 million, net of cash, with potential additional payments in various installments, which are not to exceed $259 million in aggregate, to be made upon the achievement of certain milestones associated with product qualification and revenue through December 31, 2030. The Company acquired Kuprion, Inc. to complement its next-generation nano-copper technology for the semiconductor, circuit board and electronics assembly markets. As the acquisition did not meet the accounting definition of a business and the technology acquired was still in development with no alternative future use, $15.7 million was expensed to "Research and development" in the Consolidated Statements of Operations. Any potential earn-out payments to be paid based on milestones will be recognized when probable and estimable. Kuprion, Inc. is included in the Company's Semiconductor Solutions business within its Electronics segment.
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
In the fourth quarter of 2025, another milestone agreed to as part of the Kuprion Acquisition was achieved. As the technology acquired then met the accounting definition of an asset, the Company capitalized a $6.3 million developed technology intangible asset ($4.9 million milestone payment plus a gross up for deferred taxes of $1.4 million), which will be amortized over 10 years. While the milestone was achieved in the fourth quarter of 2025, the associated payment was made in the first quarter of 2026 and $4.9 million will be included in "Acquisitions, net of cash acquired" as a cash outflow from investing activities in the Consolidated Statements of Cash Flows.
The amounts paid, including future consideration, are not deductible for tax purposes.
5. DIVESTITURES
MGS Transaction
On February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions, for $320 million, net of disposed cash. MacDermid Graphics Solutions was reported within the Specialties segment. The sale resulted in a gain of $66.5 million, which was recognized in "Other expense, net" in the Consolidated Statements of Operations.
The disposition did not meet the criteria to be reported as discontinued operations. As a result, the assets and liabilities of MacDermid Graphics Solutions were classified as held for sale in the Consolidated Balance Sheets and depreciation and amortization ceased as of September 1, 2024, the signing date of the sale and purchase agreement for this transaction.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other Divestiture Activity
In 2025, the Company received $1.0 million of net proceeds and recognized a loss on sale of $7.5 million for other immaterial divestiture activity. The net loss on sale was recognized in "Other expense, net" in the Consolidated Statements of Operations.
6. INVENTORIES
The major components of inventories, on a net basis, were as follows:

	December 31,
(dollars in millions)	2025	2024
Finished goods	$152.7	$137.4
Work in process	57.9	35.6
Raw materials and supplies	84.1	73.2
Total inventories	$294.7	$246.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

	December 31,
(dollars in millions)	2025	2024
Land and leasehold improvements	$48.9	$48.0
Buildings and improvements	214.8	180.0
Machinery, equipment, fixtures and software	391.2	313.1
Construction in process	49.6	55.5
Total property, plant and equipment	704.5	596.6
Accumulated depreciation	(384.9)	(319.8)
Property, plant and equipment, net	$319.6	$276.8
For 2025, 2024 and 2023, the Company recorded depreciation expense of $41.1 million, $40.0 million and $42.6 million, respectively.
8. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Specialties		Total
Balance at December 31, 2023	$1,298.7	$1,038.0	(1)	$2,336.7
Held for sale (2)	—	(130.4)		(130.4)
Foreign currency translation and other	(40.6)	(33.7)		(74.3)
Balance at December 31, 2024	1,258.1	873.9	(3)	2,132.0
Divestitures (4)	—	(1.3)		(1.3)
Foreign currency translation and other	57.4	53.8		111.2
Balance at December 31, 2025	$1,315.5	$926.4	(3)	$2,241.9
(1) Includes accumulated impairment losses of $127 million at December 31, 2023.
(2)     As a result of the MGS Transaction, MacDermid Graphics Solutions' assets and liabilities, including goodwill, were classified as held for sale in the Consolidated Balance Sheets as of December 31, 2024. Goodwill held for sale includes accumulated impairment losses of $80.0 million. See Note 5, Divestitures, to the Consolidated Financial Statements for further information regarding the MGS Transaction.
(3) Includes accumulated impairment losses of $46.6 million at December 31, 2025 and December 31, 2024, respectively.
(4) In 2025, the Company completed an immaterial divestiture. See Note 5, Divestitures, to the Consolidated Financial Statements for further information.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
After recording the impairment, the carrying value of the Graphics Solutions reporting unit was equal to its estimated fair value and there were no events or changes in circumstances that indicated that goodwill was further impaired through February 28, 2025, the date the business was sold. As of December 31, 2024, the goodwill assigned to the Graphics Solutions reporting unit was reported as an asset held for sale. See Note 5, Divestitures, to the Consolidated Financial Statements for further information.
No impairments of goodwill were recognized for any of the Company's other reporting units during the year ended December 31, 2023 and no impairments of goodwill were recognized during the years ended December 31, 2025 and 2024.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	December 31, 2025			December 31, 2024
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$876.8	$(532.9)	$343.9	$830.5	$(447.8)	$382.7
Developed technology	313.3	(272.2)	41.1	291.4	(233.3)	58.1
Trade names	163.8	(46.4)	117.4	92.9	(37.0)	55.9
Reacquired distribution rights	187.0	(32.2)	154.8	187.0	(19.7)	167.3
Indefinite-lived trade name	—	—	—	68.0	—	68.0
Total	$1,540.9	$(883.7)	$657.2	$1,469.8	$(737.8)	$732.0
For 2025, 2024 and 2023, the Company recorded amortization expense on intangible assets of $110 million, $118 million and $124 million, respectively. No impairments of indefinite-lived intangible assets were recognized during the years ended December 31, 2024 and 2023.
In the first quarter of 2025, the Company determined that the useful life of one of its trade names no longer met the criteria of an indefinite-lived asset and concluded no indication of impairment. Subsequently, the Company started amortizing this trade name over 20 years, consistent with other similar finite-lived assets.
Estimated future amortization of intangible assets for each of the next five years is as follows:

(dollars in millions)	Amortization Expense
2026	$78.1
2027	76.5
2028	76.4
2029	76.1
2030	73.7
9. LONG-TERM COMPENSATION PLANS
In 2014, the Company's stockholders adopted the 2013 Plan in connection with which a maximum of 15,500,000 shares of common stock were reserved and made available for issuance. On June 4, 2024, the Company adopted the 2024 Plan. Under the 2024 Plan, an additional 10,000,000 shares were reserved for issuance in connection with the vesting of equity-based awards to be granted to our officers, other employees and directors. If awards under our 2013 Plan are forfeited, cancelled, expired or otherwise terminated, the number of shares available under the 2024 Plan will be increased by that amount.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For 2025, 2024 and 2023, compensation expense associated with the Company's long-term compensation plans was as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
RSUs	$59.1	$14.8	$9.3
Stock options	—	—	0.1
Total	$59.1	$14.8	$9.4

Unrecognized compensation expense for awards expected to vest	$22.1
Weighted average remaining vesting period (months)	12
At December 31, 2025, a total of 12,137,654 shares of common stock had been issued, and 1,996,366 RSUs and stock options were outstanding.

	Total	RSUs	Stock Options
Outstanding at December 31, 2024	4,307,288	3,939,584	367,704
Granted	2,239,142	2,239,142	—
Exercised/Issued	(2,370,396)	(2,002,692)	(367,704)
Cancelled	(2,122,069)	(2,122,069)	—
Forfeited	(57,599)	(57,599)	—
Outstanding at December 31, 2025	1,996,366	1,996,366	—

The total fair value of RSUs which vested during 2025, 2024 and 2023 was $59.0 million, $20.9 million and $21.2 million, respectively, based on the stock price on the date of vest.
RSUs
The Company granted the following equity classified RSUs:

Year of Issuance:	RSUs	Weighted Average Grant Date Fair Value	Weighted Average Vesting Period (months)
2025	2,239,142	$25.91	9
2024	1,041,581	$22.54	28
2023	1,185,157	$19.75	27
Certain of the RSUs granted during the period contain performance vesting conditions in addition to a service vesting condition. RSUs granted with service and/or performance vesting conditions were valued at the grant date stock price. Certain RSUs with performance vesting conditions also contain provisions for additional share awards in the event certain performance and market conditions are met at the end of the applicable measurement periods. These conditions are generally based on Adjusted EBITDA, adjusted earnings per share, cash return on investment and total shareholder return.
In February 2022, certain executives were granted 1.95 million performance-based RSUs with an aggregate fair value of $45.4 million. The vesting of these shares was subject to the achievement by the Company of a performance target and continuous service by December 31, 2026. In December 2025, these grants were cancelled and no compensation expense was recognized.
In December 2025, certain executives were granted 1.47 million shares which vested immediately, subject to certain selling restrictions. The estimated fair value of the shares granted was $37.1 million which incorporates the selling restrictions into the calculation of the estimated fair value. As the share grants vested immediately, with no ongoing service requirement, $37.1 million of compensation expense was recognized in the fourth quarter of 2025.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, the following equity classified RSUs were outstanding:

	December 31, 2025
Vesting Conditions:	Outstanding	Weighted Average Remaining Vesting Period (months)	Potential Additional Awards
Service-based	589,718	9	—
Performance-based	1,406,648	14	1,879,890
Total	1,996,366	12	1,879,890
10. PENSION, POST-RETIREMENT AND POST-EMPLOYMENT PLANS
For 2025, 2024 and 2023, the net periodic benefit for all plans totaled $1.1 million, $1.8 million and $1.5 million, respectively.
Domestic Defined Benefit Pension Plan
The domestic non-contributory defined benefit pension plan is closed to new participants. Pursuant to this plan, retirement benefits are provided based upon years of service and compensation levels. An investment committee, appointed by the Board, manages the plan and its assets in accordance with the plan’s investment policies. These investment policies incorporate an asset allocation strategy that emphasizes the long-term growth of capital and acceptable asset volatility as long as it is consistent with the volatility of the relevant market indexes. The investment policies attempt to achieve a mix of approximately 94% of plan investments for liability-matching, 3% for long-term growth and 3% for near-term benefit payments. The Company believes this strategy is consistent with the long-term nature of plan liabilities and ultimate cash needs of the plan. Plan assets consist primarily of listed stocks, equity security funds, short-term treasury bond mutual funds, long-credit funds and derivatives. The weighted average asset allocation of the plan was 94% fixed income holdings, 3% equity securities and derivatives and 3% cash at December 31, 2025.
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
At December 31, 2025 and 2024, the projected benefit obligation for this pension plan totaled $154 million and $157 million, respectively.
Supplemental Executive Retirement Plans
The Company sponsors SERPs that entitle certain employees to the difference between the benefits actually paid to them and the benefits they would have received under the pension plan described above were it not for certain restrictions imposed by the Internal Revenue Service Code. Covered compensation under the SERPs includes an employee’s annual salary and bonus. At December 31, 2025 and 2024, the projected benefit obligation for the SERPs totaled $4.8 million and $5.0 million, respectively.
Foreign Pension Plans
The Company's international benefit plans are included in the tables presented below. These plans are not significant, individually or in the aggregate, to the Company's consolidated financial position, results of operations or cash flows. At December 31, 2025 and 2024, the projected benefit obligation for these foreign pension plans totaled $19.4 million and $18.1 million, respectively.
Certain foreign subsidiaries maintain other benefit plans that are consistent with statutory practices, but do not meet the criteria for pension or post-retirement accounting and have therefore been excluded from the tables presented below. These benefit plans had obligation balances of $2.1 million and $2.2 million at December 31, 2025 and 2024, respectively, and were recorded in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Pension and post-retirement

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
benefits."
Domestic Defined Benefit Post-Retirement Medical and Dental Plan
The Company sponsors defined benefit post-retirement medical and dental plans that covers all of its MacDermid, Incorporated, domestic full-time employees, hired prior to April 1, 1997, who retire after age 55, with at least ten to twenty years of service (depending upon the date of hire). Eligible employees receive a subsidy from the Company towards the purchase of their retiree medical benefits based on the date of retirement. The annual increase in the Company’s costs for post-retirement medical benefits is subject to a limit of 5%. Retirees are required to contribute to the plan costs in excess of their respective Company limits in addition to their other required contributions. The projected benefit obligation for the post-retirement plan at December 31, 2025 was comprised of 41% retirees, 26% fully eligible active participants and 33% other participants. The actuarial determination of the Company's accumulated benefit obligation associated with the plan for post-retirement medical benefits assumes annual cost increases of 2% or 4% based on the date of retirement.
The components of net periodic (benefit) cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2025		2024		2023
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Service cost	$—	$0.6	$—	$0.6	$—	$0.6
Interest cost on the projected benefit obligation	8.7	0.6	8.4	0.6	8.7	0.7
Expected return on plan assets	(10.5)	(0.2)	(11.3)	(0.2)	(10.7)	(0.2)
Amortization of actuarial net gain	—	(0.1)	—	—	—	(0.1)
Plan curtailment	—	—	—	—	—	(0.4)
Net periodic (benefit) cost	$(1.8)	$0.9	$(2.9)	$1.0	$(2.0)	$0.6

Post-retirement Medical Benefits
Interest cost on the projected benefit obligation	$0.3		$0.3		$0.3
Amortization of actuarial net gain	(0.5)		(0.2)		(0.4)
Net periodic (benefit) cost	$(0.2)		$0.1		$(0.1)
The weighted average key assumptions used to determine the net periodic (benefit) cost of the Domestic and Foreign Pension Plans and Domestic Post-Retirement Medical Benefits were as follows:

	Year Ended December 31,
	2025		2024		2023
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Pension and SERP Benefits
Discount rate	5.6%	3.1%	5.0%	3.1%	5.2%	3.5%
Rate of compensation increase	3.0%	3.3%	3.0%	3.4%	3.0%	3.2%
Interest crediting rate	5.3%	2.9%	5.3%	3.3%	5.3%	3.4%
Long-term rate of return on assets	6.7%	3.9%	7.0%	3.1%	7.0%	3.6%
Post-retirement Medical Benefits
Discount rate	5.6%		5.0%		5.1%
The expected long-term rate of return on assets assumption is developed with reference to historical returns, forward-looking return expectations, the Domestic and Foreign Pension Plans' investment allocations and peer comparisons.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize changes in benefit obligation, plan assets and funded status of the Company’s plans:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2025		2024		2025	2024
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Change in Projected Benefit Obligation:
Beginning of period balance	$161.7	$18.1	$176.6	$19.8	$5.2	$5.4
Service cost	—	0.6	—	0.6	—	—
Interest cost	8.7	0.6	8.4	0.6	0.3	0.3
Actuarial loss (gain) due to assumption change	3.3	(0.6)	(9.3)	(0.2)	0.2	(0.2)
Actuarial (gain) loss due to plan experience	(2.0)	0.3	(1.7)	0.1	(0.2)	0.1
Benefits and expenses paid	(12.7)	(0.9)	(12.3)	(1.0)	(0.4)	(0.4)
Settlement	—	(0.5)	—	(0.4)	—	—
Foreign currency translation	—	1.8	—	(1.4)	—	—
End of period balance	$159.0	$19.4	$161.7	$18.1	$5.1	$5.2
Change in Plan Assets:
Beginning of period balance	$164.0	$5.2	$168.4	$5.0	$—	$—
Actual return on plan assets, net of expenses	12.0	0.3	7.1	0.4	—	—
Employer contributions	0.7	1.5	0.8	1.6	0.4	0.4
Benefits paid	(12.7)	(0.9)	(12.3)	(1.0)	(0.4)	(0.4)
Settlement	—	(0.5)	—	(0.4)	—	—
Foreign currency translation	—	0.4	—	(0.4)	—	—
End of period balance	$164.0	$6.0	$164.0	$5.2	$—	$—
Funded Status
Funded status of plan	$5.0	$(13.4)	$2.3	$(12.9)	$(5.1)	$(5.2)
Supplemental Information:
Accumulated benefit obligation	$159.0	$17.6	$161.7	$16.3	$5.1	$5.2
Plans with Accumulated Benefit Obligation in excess of Plan Assets:
Accumulated benefit obligation	$4.8	$14.5	$5.0	$14.5	$5.1	$5.2
Fair value plan assets	$—	$2.0	$—	$2.6	$—	$—
Plans with Projected Benefit Obligation in excess of Plan Assets:
Projected benefit obligation	$4.8	$16.8	$5.0	$15.9	$5.1	$5.2
Fair value plan assets	$—	$2.9	$—	$2.6	$—	$—
Weighted average key assumptions used to determine the benefit obligations in the actuarial valuations of the pension and post-retirement benefit liabilities were as follows:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2025		2024		2025	2024
	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Discount rate	5.3%	3.5%	5.6%	3.1%	5.4%	5.6%
Rate of compensation increase	3.0%	3.4%	3.0%	3.3%	N/A	N/A
Interest crediting rate	5.3%	3.2%	5.3%	2.9%	N/A	N/A
(N/A) Not applicable.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in the Consolidated Balance Sheets and "Accumulated other comprehensive loss" consist of the following:

	Pension and SERP Benefits				Post-Retirement Medical Benefits
	2025		2024		2025	2024
(dollars in millions)	Domestic	Foreign	Domestic	Foreign	Domestic	Domestic
Balance Sheet
Other assets	$9.8	$—	$7.4	$—	$—	$—
Accrued expenses and other current liabilities	0.5	1.6	0.7	0.8	0.4	0.5
Pension and post-retirement benefits	4.3	11.8	4.4	12.1	4.7	4.7
Accumulated Other Comprehensive Loss
Net actuarial (loss) gain	$(0.4)	$2.2	$(0.6)	$1.5	$1.5	$2.0
The following table presents the fair value of plan assets:

		December 31,
(dollars in millions)	Classification	2025	2024
Asset Category
Derivatives	Level 2	$4.2	$4.6
Foreign bonds	Level 2	2.3	2.0
Mutual funds holding fixed income securities	Level 1	43.6	43.2
U.S. Treasury bonds	Level 2	49.6	38.3
Cash and cash equivalents	Level 1	8.8	6.9
Sub-Total		108.5	95.0
Assets using net asset value (NAV) as a practical expedient		61.5	74.2
Total		$170.0	$169.2
Assets using NAV as a practical expedient include commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs.
At December 31, 2025, expected future benefit payments related to the Company’s defined benefit plans were as follows:

	Pension and SERP Benefits		Post-Retirement Medical Benefits	Total
(dollars in millions)	Domestic	Foreign
2026	$13.4	$1.9	$0.4	$15.7
2027	13.3	1.3	0.4	15.0
2028	13.5	1.3	0.4	15.2
2029	13.1	1.4	0.4	14.9
2030	13.2	1.3	0.4	14.9
Subsequent five years	60.8	9.8	2.0	72.6
Total	$127.3	$17.0	$4.0	$148.3
The measurement date used to determine pension and other post-retirement medical benefits was December 31, 2025, at which time the minimum contribution level for the following year was determined. The Company is not required to make any plan contributions in 2026.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. INCOME TAXES
Income before income taxes and non-controlling interests was as follows:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Domestic	$36.1	$48.7	$2.6
Foreign	229.5	239.0	126.5
Total	$265.6	$287.7	$129.1
Income tax expense consisted of the following:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Current:
U.S.:
Federal	$(3.7)	$(1.6)	$7.9
State and local	1.7	2.5	2.7
Foreign	89.2	83.1	72.3
Total current	87.2	84.0	82.9
Deferred:
U.S.:
Federal	(6.6)	1.9	(57.2)
State and local	2.0	1.5	(0.6)
Foreign	(8.0)	(42.6)	(12.1)
Total deferred	(12.6)	(39.2)	(69.9)
Income tax expense	$74.6	$44.8	$13.0

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense differed from the U.S. federal statutory tax rate as a result of the following:

	Year Ended December 31, 2025
(dollars in millions)	Amount	Percent
U.S. federal statutory income tax rate	$55.8	21.0%
State and local income taxes, net of federal income tax effect (2)	3.0	1.1%
Foreign tax effects
China
Withholding taxes	11.3	4.2%
Foreign Rate Differential	2.9	1.0%
Other	2.8	1.0%
Germany
State Taxes	(2.9)	(1.1)%
Other	8.8	3.3%
India	2.9	1.0%
Malaysia	1.5	0.5%
Netherlands
MGS Transaction	(12.4)	(4.7)%
Other	2.6	1.0%
Singapore	1.2	0.4%
Taiwan
Withholding Taxes	4.3	1.6%
Other	1.3	0.5%
United Kingdom
MGS Transaction	(7.6)	(2.9)%
Other	4.1	1.5%
Other foreign jurisdictions
Withholding Taxes	3.5	1.3%
Other	2.9	1.1%
Changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign-Derived Intangible Income (FDII)	(13.4)	(5.0)%
Outside basis difference - Graphics business	22.5	8.4%
Other	1.3	1.0%
Tax credits
Foreign tax credits	(21.3)	(8.0)%
Other	(1.9)	(0.7)%
Changes in valuation allowances	(12.7)	(4.8)%
Nontaxable or nondeductible items
Compensation Limitation	10.3	3.9%
Other	1.2	0.5%
Changes in Unrecognized Tax Benefits	1.3	0.5%
Other Adjustments	1.3	0.5%
Effective Tax Rate	$74.6	28.1%
(1) Disaggregated in accordance with ASU 2023-09, which was adopted prospectively in 2025.
(2) California and Connecticut state taxes made up the majority (greater than 50%) of the tax effect in this category.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
(dollars in millions)	2024	2023
U.S. federal statutory tax rate	21%	21%

Taxes computed at U.S. statutory rate	$60.4	$27.1
State income taxes, net of federal benefit	3.5	1.8
U.S. tax on foreign operations	4.2	1.8
Section 250 deduction	(10.5)	(10.8)
Foreign tax credits	(13.2)	(8.2)
Foreign tax on foreign operations	20.8	13.0
Change in valuation allowances	(67.3)	(0.1)
Tax on undistributed foreign earnings	0.8	5.1
Changes in uncertain tax positions	6.5	1.9
Non-deductible goodwill impairment and Kuprion Acquisition research and development charge	0.9	20.6
Impact of amended U.S. tax returns	12.1	(37.3)
Outside basis difference - Graphics business	(22.5)	—
Gain on Graphics restructuring	43.6	—
Rate changes	6.3	—
Other, net	(0.8)	(1.9)
Income tax expense	$44.8	$13.0

Effective tax rate	16%	10%
(1) As presented prior to adoption of ASU 2023-09, which was adopted prospectively in 2025.

The income tax expense of $74.6 million for the year ended December 31, 2025 is above the statutory U.S. rate primarily driven by a $7.7 million multi-year tax settlement, an increase in non-deductible GAAP expenses for a 2025 executive share grant, withholding taxes, valuation allowances on foreign tax credits and the impact of changes to the geographical mix of earnings. These are partially offset by a continued U.S. benefit related to claiming foreign tax credits and deductions for FDII.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain as described in Note 5, Divestitures. This transaction resulted in nominal income tax expense primarily due to the realization of a $22.5 million deferred tax asset and an offsetting release of a valuation allowance.

On July 24, 2025, The One Big Beautiful Bill Act (OBBBA) was enacted extending many of the expiring tax provisions of the Tax Cuts and Jobs Act while adding, modifying and altering numerous other provisions. The Company implemented the changes enacted under the OBBBA.

The income tax expense of $44.8 million for the year ended December 31, 2024, is below the statutory U.S. rate primarily driven by a continued U.S. benefit related to claiming foreign tax credits consistent with our election in the fourth quarter of 2023 and the release of valuation allowances and deductions for FDII, with offsets from withholding taxes, tax attribute expirations and the impact of changes to the geographical mix of earnings.

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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the third quarter of 2024, an internal restructuring of the Graphics business was completed which resulted in the recognition of a capital gain of $208 million. The gain was offset by capital losses generated in 2024 totaling $10.1 million and capital loss carryforwards of $198 million. The capital gain provided income of the appropriate character to support the release of a valuation allowance on the amount of the capital loss carryforward utilized. The remaining unused capital loss carryforward with a full valuation allowance expired at the close of 2024. The capital gain also resulted in a higher interest expense deduction and, consequentially, a lower deduction for FDII and lower utilization of certain foreign tax credits carryforwards before expiration. The gain resulted in a step-up in tax basis and the Company recorded a deferred tax asset of $22.5 million on the excess of stock tax basis over book basis due to the subsequent held for sale classification offset with a full valuation allowance. As noted above, this deferred tax asset and the corresponding valuation allowance were realized and released in connection with the MGS Transaction.

Also, during 2024, the Company finalized the 2023 consolidated U.S. federal income tax return along with prior years amended federal corporate income tax returns related to crediting foreign taxes including the return-to-provision true-up of foreign tax credits, valuation allowances and prior year one-time benefit.

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

The rate for 2023 also includes an increase for non-deductible GAAP expenses related to a goodwill impairment charge of $80.0 million recognized in the third quarter of 2023 (see Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for further information), as well as $15.7 million of research and development expenses related to the Kuprion transaction (see Note 4, Acquisitions, to the Consolidated Financial Statements for further information). Other activity in the 2023 tax rate includes a benefit from a U.S. tax deduction related to FDII, offset by current and deferred taxes based on jurisdictional mix of earnings and withholding taxes. The income tax expense of $13.0 million for the year ended December 31, 2023, included current and deferred taxes based on jurisdictional earnings, withholding taxes, and the impact of GILTI and subpart F income regimes.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of deferred income taxes at December 31, 2025 and 2024 were as follows:

	December 31,
(dollars in millions)	2025	2024
Deferred tax assets:
Net operating losses	$83.4	$79.5
Interest carryforward	104.4	74.9
Capital loss carryforward	4.6	4.2
Tax credits	49.3	47.3
Employee benefits	13.0	14.4
Research and development costs	36.6	30.5
Accrued liabilities	5.7	5.3
Outside basis difference - Graphics business	—	22.5
Other	40.5	32.7
Total gross deferred tax assets	337.5	311.3
Valuation allowances	(63.1)	(69.5)
Total deferred tax assets	274.4	241.8
Deferred tax liabilities:
Intangible assets	111.6	130.6
Property, plant and equipment	25.3	26.7
Undistributed foreign earnings	39.4	32.9
Goodwill	15.6	12.2
Other	0.1	—
Total deferred tax liabilities	192.0	202.4
Net deferred tax asset (liability)	$82.4	$39.4
The Company provides for income and withholding taxes on previously unremitted earnings of foreign subsidiaries. At December 31, 2025, the Company had accrued a deferred tax liability of $39.4 million of income and withholding taxes that would be due upon the distribution of such earnings from non-U.S. subsidiaries to the U.S.
At December 31, 2025, the Company had state and foreign net operating loss carryforwards of approximately $503 million and $227 million, respectively. The majority of the state net operating loss carryforwards expire between 2025 and 2042. The foreign tax net operating loss carryforwards expire between 2025 through 2037 or may be carried forward indefinitely. In addition, at December 31, 2025, the Company had capital loss carryforwards, foreign tax credits, and other tax credits of approximately $18.4 million, $43.4 million and $5.9 million, respectively. The carryforward periods of these tax credits range from ten years to an unlimited period of time. If certain changes in the Company's ownership occur, there could be an annual limitation on the amounts of utilizable carryforwards.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of period	$122.5	$111.6	$99.8
Additions based upon prior year tax positions	7.7	14.9	19.6
Additions based on current year tax positions	12.8	13.8	9.6
Reductions for prior period positions	(4.8)	(3.4)	(15.1)
Reductions for settlements and payments	(7.6)	(3.3)	(1.6)
Reductions due to closed statutes	(8.8)	(8.4)	(1.3)
Currency translation adjustment	3.9	(2.7)	0.6
Total unrecognized tax benefits at end of period	$125.7	$122.5	$111.6
At December 31, 2025, the Company had $126 million of total unrecognized tax benefits, a portion of which, if recognized, would impact the Company’s effective tax rate or disclosures due to potential valuation allowances and the existence of indirect effects.
The Company recognizes interest and/or penalties related to income tax matters as part of income tax expense, which totaled $0.3 million, $2.6 million and $3.7 million, for 2025, 2024 and 2023, respectively. The Company's liability for interest and penalties totaled $11.6 million and $11.2 million at December 31, 2025 and 2024, respectively.
At December 31, 2025, the following tax years remained subject to examination by the major tax jurisdictions indicated below:

Major Jurisdictions	Open Years
China	2019	through current
Germany	2019	through current
Taiwan	2024	through current
United Kingdom	2009, 2022	through current
United States	2022	through current
The Company is currently undergoing tax examinations in several jurisdictions. Although the Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and made reasonable provisions for taxes ultimately expected to be paid, tax liabilities may need to be adjusted as tax examinations continue to progress.

Year Ended December 31, 2025
(dollars in millions)	Amount
Federal	$2.0
State	2.1
Foreign
China	47.3
Brazil	6.9
India	6.9
Taiwan	5.6
All Other Foreign	28.0
Total	$98.8
In 2025, the above noted foreign jurisdictions equaled or exceeded 5% of the total income taxes paid.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
Term Loans (1)	2030	SOFR plus 1.75%	$830.3	$1,030.0
Senior Notes - $800 million (2)	2028	3.875%	795.6	794.0
Total debt			1,625.9	1,824.0
Less: current installments of long-term debt			—	10.4
Total long-term debt			$1,625.9	$1,813.6
(1) Term loans, net of unamortized discounts and debt issuance costs of $5.9 million and $8.8 million at December 31, 2025 and 2024, respectively. The effective interest rate was 4.5% and 3.0% at December 31, 2025 and 2024, respectively, including the effects of interest rate swaps and net investment hedges. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $4.4 million and $6.0 million at December 31, 2025 and 2024, respectively. The effective interest rate was 4.1% at both December 31, 2025 and 2024.
Minimum future principal payments on long-term debt were as follows:

(dollars in millions)
2026	$—
2027	—
2028	800.0
2029	—
2030	836.2
Thereafter	—
Total	$1,636.2
Credit Agreement
The Company is a party to the Credit Agreement which, at December 31, 2025, provided for senior secured credit facilities consisting of a tranche of term loans B-3 of $836 million, maturing in 2030, and a revolving credit facility of $375 million, maturing in 2027. The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%.
On March 31, 2025, the Company prepaid $200 million of its term loans B-3 with the proceeds of the MGS Transaction, reducing the principal outstanding from $1.04 billion to $836 million and ceasing required quarterly principal payments on the balance of its outstanding term loans. The Company expensed $1.8 million to "Other expense, net" in the Consolidated Statements of Operations as a result of this prepayment.
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
At December 31, 2025, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $368 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At each of December 31, 2025 and 2024, there were no material amounts outstanding under such facilities. The Company had letters of credit outstanding of $7.0 million at each of December 31, 2025 and 2024, which reduced the borrowings available under the various facilities. At each of December 31, 2025 and 2024, the availability under these facilities totaled approximately $390 million, net of outstanding letters of credit.
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

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In March 2025, in connection with the partial prepayment of its term loans B-3, the Company terminated and monetized $49.7 million in notional value of related interest rate swaps and cross-currency swaps that were scheduled to mature in 2028. This transaction did not have a material impact on the Company's Consolidated Financial Statements.
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
In October 2024, in connection with the funding of the term loans B-3, the Company terminated and monetized $100 million notional of the interest rate swaps and cross-currency swaps related to its term loans that would have matured in January 2025. The Company received cash proceeds of $1.2 million upon the termination of the applicable interest rate swaps and recorded the benefit to "Other expense, net" in the Consolidated Statements of Operations. In addition, the Company received cash proceeds of $4.8 million upon the termination of the applicable cross-currency swaps which will remain in "Accumulated other comprehensive loss" until the hedged net investment is sold or liquidated.
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

The total notional value of the interest rate swaps and cross-currency swaps was $831 million and $1.04 billion at December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $696 million in notional value matures in December 2028 and the remaining balance of approximately $135 million matures in December 2029. The net result of these hedges is an interest rate of approximately 4.5% at December 31, 2025 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net liability of $11.0 million at December 31, 2025 and a net asset of $8.9 million at December 31, 2024.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net liability of $64.7 million at December 31, 2025 and a net asset of $54.0 million at December 31, 2024.
During 2025 and 2024, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $2.9 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At December 31, 2025, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure, primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at December 31, 2025 and 2024 was approximately $133 million and $104 million, respectively, with settlement dates generally within one year. The fair value of the foreign

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
currency forward contracts was a net current liability of $0.9 million at December 31, 2025 and a net current asset of $0.9 million at December 31, 2024.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $91.4 million and $55.3 million at December 31, 2025 and 2024, respectively. The fair value of the metals derivative contracts was a net current liability of $13.5 million at December 31, 2025 and a net current asset of $3.2 million at December 31, 2024. Substantially all contracts outstanding at December 31, 2025 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Consolidated Statements of Operations as "Other expense, net."
Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

			December 31,
(dollars in millions)	Balance sheet location	Classification	2025	2024
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.1	$1.7
Metals contracts	Other current assets	Level 2	1.0	3.3
Interest rate swaps	Other current assets	Level 2	—	4.0
Cross-currency swaps	Other current assets	Level 2	8.0	39.2
Interest rate swaps	Other assets	Level 2	—	4.9
Cross-currency swaps	Other assets	Level 2	—	14.8
Total			$9.1	$67.9

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$1.0	$0.8
Metals contracts	Accrued expenses and other current liabilities	Level 2	14.5	0.1
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	2.9	—
Interest rate swaps	Other liabilities	Level 2	8.1	—
Cross-currency swaps	Other liabilities	Level 2	72.7	—
Total			$99.2	$0.9
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
There were no significant transfers of financial instruments between the fair value hierarchy levels during 2025.
The carrying value and estimated fair value of the Company’s long-term debt both totaled $1.63 billion at December 31, 2025. At December 31, 2024, the carrying value and estimated fair value totaled $1.82 billion and $1.81 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-Recurring Fair Value Measurement
As a result of the goodwill impairment test conducted in the third quarter of 2023, the Specialties segment recorded an impairment charge of $80.0 million to reduce the carrying value of the Graphics Solutions reporting unit to its estimated fair value. This measurement was performed on a non-recurring basis as of August 31, 2023 using significant unobservable inputs (Level 3), including the applicable discount rate (WACC) of 10.5% and the short and long-term projected cash flows, such as future growth rates, of the Graphics Solutions reporting unit. See Note 8, Goodwill and Intangible Assets, Net, to the Consolidated Financial Statements for further information.
14. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
During 2025, as part of its stock repurchase program, the Company repurchased approximately 1.2 million shares of its common stock for $25.0 million, inclusive of broker fees. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $556 million at December 31, 2025. During 2024 and 2023, the Company did not repurchase any shares of its common stock.
Shares withheld by the Company to satisfy tax withholding requirements related to the vesting of RSUs are not considered share repurchases under the stock repurchase program. During 2025, 2024 and 2023, the Company withheld approximately 0.7 million, 0.3 million and 0.4 million shares, respectively, in connection with vesting events for a value of approximately $19.4 million, $7.6 million and $7.7 million, respectively, which are included in "Other, net" in the Consolidated Statements of Cash Flows as cash outflows from financing activities.
15. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in each component of "Accumulated other comprehensive (loss) income," net of tax, during 2025, 2024 and 2023 were as follows:

(dollars in millions)	Foreign Currency Translation Adjustments	Pension and Post-retirement Plans	Available-for-Sale Debt Securities	Derivative Financial Instrument Revaluation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2022	$(315.7)	$(5.5)	$1.1	$22.0	$(298.1)
Other comprehensive (loss) income before reclassifications, net	(25.5)	3.4	(1.1)	2.9	(20.3)
Reclassifications, pretax	—	—	—	(35.9)	(35.9)
Tax benefit reclassified	—	—	—	8.4	8.4
Balance at December 31, 2023	(341.2)	(2.1)	—	(2.6)	(345.9)
Other comprehensive (loss) income before reclassifications, net	(122.1)	5.2	—	19.9	(97.0)
Reclassifications, pretax	—	—	—	(31.2)	(31.2)
Tax benefit reclassified	—	—	—	6.9	6.9
Balance at December 31, 2024	(463.3)	3.1	—	(7.0)	(467.2)
Other comprehensive income (loss) before reclassifications, net	144.8	—	—	(11.7)	133.1
Reclassifications, pretax	29.2	—	—	(5.7)	23.5
Tax benefit reclassified	0.8	—	—	0.9	1.7
Balance at December 31, 2025	$(288.5)	$3.1	$—	$(23.5)	$(308.9)

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share from continuing operations for 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
(dollars in millions, except per share amounts)	2025	2024	2023
Net income from continuing operations	$191.0	$242.9	$116.1
Net income attributable to the non-controlling interests	(0.2)	(0.3)	(0.1)
Net income attributable to common stockholders	$190.8	$242.6	$116.0

Basic weighted average common shares outstanding	242.0	242.1	241.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.4	0.5	0.4
Denominator adjustments for diluted EPS	0.4	0.5	0.4
Diluted weighted average common shares outstanding	242.4	242.6	241.8

Earnings per share from continuing operations attributable to common stockholders:
Basic	$0.79	$1.00	$0.48
Diluted	$0.79	$1.00	$0.48
For 2025, 2024 and 2023, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Year Ended December 31,
(amounts in millions)	2025	2024	2023
Shares issuable upon vesting of RSUs and exercise of stock options	1.7	3.4	3.4
Total shares excluded	1.7	3.4	3.4
17. LEASES
The Company primarily has operating lease agreements for certain land, office space, warehouse space and equipment. The following table presents the Company’s ROU assets and lease liabilities:

		December 31,
(dollars in millions)	Balance sheet location	2025	2024
Asset Category
ROU assets	Other assets	$83.8	$79.7
Total		$83.8	$79.7

Liability Category
Current lease liabilities	Accrued expenses and other current liabilities	$16.5	$15.2
Non-current lease liabilities	Other liabilities	69.5	66.4
Total		$86.0	$81.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating lease expense totaled $26.9 million, $27.9 million and $27.3 million for 2025, 2024 and 2023, respectively.

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Supplemental Information for Operating Leases
Operating cash payments	$20.2	$20.3	$21.5
ROU assets obtained in exchange for lease obligations	$15.5	$12.1	$20.2
Weighted average remaining lease term	9 years	10 years	10 years
Weighted average discount rate	4.3%	4.3%	4.2%
Maturities of operating lease liabilities at December 31, 2025 were as follows:

(dollars in millions)
2026	$19.8
2027	14.9
2028	11.6
2029	9.2
2030	7.8
Thereafter	39.9
Total future minimum lease payments	103.2
Less: imputed interest	(17.2)
Present value of lease liabilities	$86.0
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $9.6 million and $10.7 million at December 31, 2025 and 2024, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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
19. RELATED PARTY TRANSACTIONS
The Company is party to an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of one of its founder directors, whereby Mariposa Capital, LLC is entitled to receive an annual fee and reimbursement for expenses, which are recorded in the Consolidated Statements of Operations as "Selling, technical, general and administrative" expense. This agreement is automatically renewed for successive one-year terms unless either party notifies the other in writing of its intention not to renew no later than 90 days prior to the expiration of the applicable term. Effective April 11, 2024, the advisory fee was decreased from $3.0 million to an annualized amount of $2.0 million.
20. OTHER EXPENSE, NET
"Other expense, net," as reported in the Consolidated Statements of Operations, consisted of the following:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
(Loss) gain on debt extinguishment	$(1.8)	$0.2	$(2.3)
(Losses) gains on derivative contracts	(48.6)	(13.5)	2.7
Highly inflationary accounting - Turkey	(3.6)	(2.6)	(7.0)
Available-for-sale debt security impairment	—	(11.4)	—
Other income, net	7.1	2.3	3.5
Total	$(46.9)	$(25.0)	$(3.1)
21. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities," as reported in the Consolidated Balance Sheets, consisted of the following:

	December 31,
(dollars in millions)	2025	2024
Accrued salaries, wages and employee benefits	$78.1	$79.7
Accrued taxes (income and non-income)	82.7	68.0
Accrued interest	10.6	10.6
Derivative liabilities	18.4	0.9
Lease liabilities	16.5	15.2
Other current liabilities	58.1	54.9
Total	$264.4	$229.3
22. SEGMENT INFORMATION
The Company's operations are organized into two reportable segments: Electronics and Specialties. These segments represent businesses for which separate financial information is utilized by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating performance. The Company's CODM is the Chief Executive Officer.

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Net Sales:
Electronics
Assembly Solutions	$907.1	$782.8	$726.1
Circuitry Solutions	527.8	470.7	424.3
Semiconductor Solutions	351.3	307.9	264.3
Total Electronics	1,786.2	1,561.4	1,414.7
Specialties
Industrial Solutions	651.4	666.4	699.0
Graphics Solutions	24.2	146.2	142.7
Energy Solutions	89.4	82.9	76.8
Total Specialties	765.0	895.5	918.5
Total net sales	$2,551.2	$2,456.9	$2,333.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
Net income	$191.0	$244.5	$118.2
Add (subtract):
Income from discontinued operations, net of tax	—	(1.6)	(2.1)
Income tax expense	74.6	44.8	13.0
Interest expense, net	53.4	56.3	49.3
Depreciation expense	41.1	40.0	42.6
Amortization expense	110.1	117.6	124.1
EBITDA	470.2	501.6	345.1
Adjustments to reconcile to Adjusted EBITDA:
Restructuring expense	5.6	7.8	11.4
Inventory step-up	—	—	3.3
Acquisition, integration and transaction expenses	34.9	21.7	16.8
Foreign exchange losses (gains) on intercompany loans	28.2	(23.9)	(9.7)
Gain on divestitures	(59.0)	—	—
Unrealized losses (gains) on metals derivative contracts	16.7	(4.4)	(1.2)
Debt financing costs	1.8	0.8	7.8
Goodwill impairment	—	—	80.0
Kuprion Acquisition research and development charge	—	3.9	15.7
2025 executive share grants	37.1	—	—
Other, net	12.1	27.2	13.1
Adjusted EBITDA	$547.6	$534.7	$482.3
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

	Year Ended December 31, 2025
(dollars in millions)	Electronics	Specialties	Segment Total
Net sales	$1,786.2	$765.0	$2,551.2
Cost of sales	1,068.8	408.5	1,477.3
Selling, technical, general and administrative	275.7	196.4	472.1
Research and development	50.0	11.1	61.1
Other segment items (1)	35.0	(0.9)	34.1
Add: Depreciation expense	25.5	15.5	41.0
Adjusted EBITDA	$382.2	$165.4	$547.6

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
(dollars in millions)	Electronics	Specialties	Segment Total
Net sales	$1,561.4	$895.5	$2,456.9
Cost of sales	910.1	506.4	1,416.5
Selling, technical, general and administrative	251.3	223.2	474.5
Research and development	45.1	11.7	56.8
Other segment items (1)	15.3	(0.9)	14.4
Add: Depreciation expense	21.9	18.1	40.0
Adjusted EBITDA	$361.5	$173.2	$534.7

	Year Ended December 31, 2023
(dollars in millions)	Electronics	Specialties	Segment Total
Net sales	$1,414.7	$918.5	$2,333.2
Cost of sales	854.2	545.4	1,399.6
Selling, technical, general and administrative	227.9	215.1	443.0
Research and development	37.2	14.0	51.2
Other segment items (1)	2.1	(2.4)	(0.3)
Add: Depreciation expense	24.4	18.2	42.6
Adjusted EBITDA	$317.7	$164.6	$482.3
(1) Other segment items for the Electronics segment primarily consisted of $30.3 million, $15.4 million and $1.6 million of realized losses associated with metals derivative contracts for 2025, 2024 and 2023, respectively. See Note 13, Financial Instruments, to the Consolidated Financial Statements for further discussion of these derivative instruments.
Net Sales by Major Country
A major country is defined as one in which total net sales represented 10% or more of the Company's total consolidated net sales in any of the years presented.

	Year Ended December 31,
(dollars in millions)	2025	2024	2023
United States	$524.3	$566.4	$576.2
China	557.9	479.0	418.9
Other countries	1,469.0	1,411.5	1,338.1
Total	$2,551.2	$2,456.9	$2,333.2

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets by Major Country
A major country is defined as one with long-lived assets greater than 10% of the Company's total long-lived assets, net in any of the years presented. Long-lived assets represent property, plant and equipment, net.

	December 31,
(dollars in millions)	2025	2024
United States	$108.8	$94.9
China	36.1	35.7
Other countries	174.7	146.2
Total	$319.6	$276.8
Assets by Reportable Segment
Total assets by reportable segment at December 31, 2025 and 2024 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.
23. SUBSEQUENT EVENTS
EFC Acquisition
On January 2, 2026, the Company completed the acquisition of EFC Gases & Advanced Materials for a purchase price of approximately $369 million, net of cash and subject to adjustments, with a potential earn-out based on EFC's 2026 performance of up to $30.0 million cash or 1.16 million Company shares. EFC Gases & Advanced Materials is a provider of high-purity specialty gases and other advanced materials and was acquired to complement the Company's industrial portfolio. This acquisition was funded with cash on hand. EFC will be reported in the Company’s Specialties segment.
Micromax Acquisition
On February 2, 2026, the Company completed the acquisition of Micromax for a purchase price of approximately $500 million, net of cash and subject to adjustments. Micromax is a global supplier of advanced electronics inks and pastes and was acquired to complement the Company's electronics portfolio. This acquisition was funded with the proceeds from the Add-on Term Loans of $450 million, which closed simultaneously with the Micromax Acquisition, and borrowings under the Company's revolving credit facility. Micromax will be reported in the Company’s Electronics segment.
Add-on Term Loans & Revolver Upsize
On February 2, 2026, the Company completed the syndication of $450 million of Add-on Term Loans and a 5-year $500 million senior secured revolving credit facility, which replaced its then existing $375 million revolving credit facility, upsizing the facility by $125 million and extending its maturity to 2031. The Add-on Term Loans have identical terms as the then existing term loans B-3, including a maturity date of December 18, 2030. The proceeds of the Add-on Term Loans were used to finance a portion of the purchase price of the Micromax Acquisition. Borrowings under the new revolving credit facility bear interest at Term SOFR (as defined in the Credit Agreement), subject to a rate floor of 0%, plus an applicable margin of 1.50% per annum.
In connection with the closing of the Add-on Term Loans, the Company entered into new interest rate swaps and cross-currency swaps to effectively convert $350 million of the Add-on Term Loans, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through December 2029.

Schedule II
Element Solutions Inc

Valuation and Qualifying Accounts and Reserves

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Reserves against accounts receivable:
2025	$(10.3)	$(1.6)	$2.5	$(9.4)
2024	(12.6)	(0.8)	3.1	(10.3)
2023	(14.4)	(0.1)	1.9	(12.6)

(dollars in millions)	Balance at beginning of period	(Charges) Income	Deductions from (increases to) reserves and other (1)	Balance at end of period
Valuation allowances against deferred tax assets:
2025	$(69.5)	$7.3	$(0.9)	$(63.1)
2024	(143.6)	78.3	(4.2)	(69.5)
2023	(153.2)	21.8	(12.2)	(143.6)
(1)Other activity consists primarily of currency translation effects. For 2024 other activity also included $1.0 million of reserves against accounts receivable transferred to held for sale. See Note 5, Divestitures, to the Consolidated Financial Statements for further information.