Form 10-Q
period 2026-03-31
Element Solutions Inc
filed 2026-04-29
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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
Number of shares of common stock outstanding at April 22, 2026: 243,607,198

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

EBITDA	Earnings before interest, taxes, depreciation and amortization.
EFC Acquisition	Element Solutions' acquisition of EFC Gases & Advanced Materials ("EFC") on January 2, 2026.
Electronics	Element Solutions' MacDermid Alpha Electronics Solutions business segment.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
Kuprion Acquisition	Element Solutions' acquisition of Kuprion, Inc. on May 19, 2023.
Micromax Acquisition	Element Solutions' acquisition of Micromax (US) Holdings LLC ("Micromax") on February 2, 2026.
MGS Transaction	Element Solutions' sale of its flexographic printing plate business, MacDermid Graphics Solutions, on February 28, 2025.
Quarterly Report	This quarterly report on Form 10-Q for the three months ended March 31, 2026.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
Specialties	Element Solutions' Element Specialties business segment.
2025 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the expected benefits of the Kuprion Acquisition, the MGS Transaction, the EFC Acquisition and the Micromax Acquisition; the tax treatment and tax implications of the MGS Transaction; EFC's earn-out and probability of achievement of the performance targets related to certain EFC performance-based RSUs; deferred payments related to the Kuprion Acquisition; the war in Ukraine, the Iran conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries, and other economic factors that may affect cost structure and demand, including the cost and availability of raw materials and precious metals; capital requirements and need for and availability of financing; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.

Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2025 Annual Report. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA, Adjusted EBITDA margin and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part I, Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$840.0	$593.7
Cost of sales	517.3	343.2
Gross profit	322.7	250.5
Operating expenses:
Selling, technical, general and administrative	191.1	157.2
Research and development	20.2	15.9
Total operating expenses	211.3	173.1
Operating profit	111.4	77.4
Other (expense) income:
Interest expense, net	(21.5)	(14.3)
Foreign exchange losses	(0.9)	(6.3)
Other expense, net	(6.3)	(13.1)
Gain on divestitures	—	72.1
Total other (expense) income	(28.7)	38.4
Income before income taxes and non-controlling interests	82.7	115.8
Income tax expense	(26.7)	(17.8)
Net income	56.0	98.0
Net income attributable to non-controlling interests	(0.1)	—
Net income attributable to common stockholders	$55.9	$98.0

Earnings per share
Basic	$0.23	$0.40
Diluted	$0.23	$0.40

Weighted average common shares outstanding
Basic	243.2	242.4
Diluted	243.7	243.0

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$56.0	$98.0

Other comprehensive income (loss)
Foreign currency translation:
Other comprehensive income before reclassifications, net of tax expense (benefit) of $6.2 and $(6.9) for the three months ended March 31, 2026 and 2025, respectively	10.1	38.3
Reclassifications, net of tax benefit of $0.0 and $0.8 for the three months ended March 31, 2026 and 2025, respectively	—	29.8
Total foreign currency translation adjustments	10.1	68.1
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $1.7 and $(2.9) for the three months ended March 31, 2026 and 2025, respectively	5.9	(9.3)
Reclassifications, net of tax benefit of $0.0 and $0.3 for the three months ended March 31, 2026 and 2025, respectively	(0.1)	(1.3)
Total unrealized gain (loss) on qualified hedging derivatives	5.8	(10.6)
Other comprehensive income	15.9	57.5
Comprehensive income	71.9	155.5
Comprehensive income attributable to non-controlling interests	—	0.1
Comprehensive income attributable to common stockholders	$71.9	$155.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$177.3	$626.5
Accounts receivable, net of allowance for doubtful accounts of $10.0 and $9.4 at March 31, 2026 and December 31, 2025, respectively	676.9	517.7
Inventories	421.6	294.7
Prepaid expenses	30.0	28.3
Other current assets	152.6	115.3
Total current assets	1,458.4	1,582.5
Property, plant and equipment, net	403.3	319.6
Goodwill	2,535.5	2,241.9
Intangible assets, net	1,029.4	657.2
Deferred income tax assets	166.0	175.5
Other assets	145.2	124.7
Total assets	$5,737.8	$5,101.4
Liabilities and stockholders' equity
Accounts payable	$180.8	$165.5
Current installments of long-term debt and revolving credit facilities	97.9	—
Accrued expenses and other current liabilities	264.9	264.4
Total current liabilities	543.6	429.9
Debt	2,058.7	1,625.9
Pension and post-retirement benefits	21.5	22.3
Deferred income tax liabilities	109.8	93.1
Other liabilities	254.4	240.8
Total liabilities	2,988.0	2,412.0
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2026: 270.5 shares issued; 2025: 269.6 shares issued)	2.7	2.7
Additional paid-in capital	4,287.7	4,279.2
Treasury stock (2026: 26.9 shares; 2025: 26.9 shares)	(394.0)	(393.9)
Accumulated deficit	(868.5)	(904.6)
Accumulated other comprehensive loss	(292.9)	(308.9)
Total stockholders' equity	2,735.0	2,674.5
Non-controlling interests	14.8	14.9
Total equity	2,749.8	2,689.4
Total liabilities and stockholders' equity	$5,737.8	$5,101.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$56.0	$98.0
Reconciliations of net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	42.5	37.2
Deferred income taxes	1.7	(4.8)
Foreign exchange (gains) losses	(0.3)	5.7
Incentive stock compensation	8.1	5.0
Gain on divestitures	—	(72.1)
EFC contingent consideration	5.9	—
Other, net	5.4	4.5
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(81.8)	(12.8)
Inventories	(93.2)	(18.3)
Accounts payable	11.3	19.3
Accrued expenses	7.0	(44.5)
Prepaid expenses and other current assets	(11.8)	(4.8)
Other assets and liabilities	(17.4)	13.6
Net cash flows (used in) provided by operating activities	(66.6)	26.0
Cash flows from investing activities:
Capital expenditures	(25.1)	(11.0)
Proceeds from disposal of property, plant and equipment	—	0.1
Proceeds from divestitures (net of cash of $2.5 million)	—	322.9
Acquisitions, net of cash acquired	(864.2)	—
Other, net	—	25.6
Net cash flows (used in) provided by investing activities	(889.3)	337.6
Cash flows from financing activities:
Debt proceeds, net of discount	449.4	—
Repayments of borrowings	—	(202.6)
Changes in lines of credit, net	85.0	—
Dividends	(20.2)	(19.8)
Payment of financing fees	(6.1)	—
Other, net	(0.3)	(4.9)
Net cash flows provided by (used in) financing activities	507.8	(227.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.5
Net (decrease) increase in cash and cash equivalents	(449.2)	139.8
Cash and cash equivalents at beginning of period	626.5	359.4
Cash and cash equivalents at end of period	$177.3	$499.2

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended March 31, 2026	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	269,596,952	$2.7	$4,279.2	26,867,999	$(393.9)	$(904.6)	$(308.9)	$2,674.5	$14.9	$2,689.4
Net income	—	—	—	—	—	55.9	—	55.9	0.1	56.0
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	16.0	16.0	(0.1)	15.9
Exercise/ vesting of stock-based compensation	865,220	—	—	2,134	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	16,754	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	3,071	(0.1)	—	—	(0.1)	—	(0.1)
Dividends ($0.08 per share)	—	—	—	—	—	(19.8)	—	(19.8)	—	(19.8)
Equity compensation expense	—	—	8.2	—	—	—	—	8.2	—	8.2
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2026	270,478,926	$2.7	$4,287.7	26,873,204	$(394.0)	$(868.5)	$(292.9)	$2,735.0	$14.8	$2,749.8

Three Months Ended March 31, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	98.0	—	98.0	—	98.0
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	57.6	57.6	(0.1)	57.5
Exercise/ vesting of stock-based compensation	490,560	—	—	185,189	(4.8)	—	—	(4.8)	—	(4.8)
Issuance of common stock under Employee Stock Purchase Plan	16,511	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	5.1	—	—	—	—	5.1	—	5.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at March 31, 2025	267,661,545	$2.7	$4,219.6	25,157,590	$(354.3)	$(938.6)	$(409.6)	$2,519.8	$15.2	$2,535.0

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
Element Solutions is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in multiple high-value industries, including semiconductor fabrication, high-performance computing, automotive systems, consumer electronics, power electronics, communications and data storage infrastructure, aerospace and defense, industrial surface finishing and offshore energy. Element Solutions businesses provide products that, in substantially all cases, are consumed by customers as part of their production process, providing the Company with reliable and recurring revenue streams as the products are replenished in order to continue production. Element Solutions delivers its products to customers through its sales and service workforce, regional distributors and manufacturing representatives.
The Company's operations are organized in two reportable segments: Electronics (MacDermid Alpha Electronics Solutions) and Specialties (Element Specialties). The reportable segments represent businesses for which separate financial information is utilized by the chief operating decision maker for the purpose of allocating resources and evaluating performance.
Electronics – The Electronics segment researches, formulates and sells specialty chemicals and material process technologies for all types of electronics hardware, from complex printed circuit board designs to advanced semiconductor packaging. In high-performance datacenters, mobile communications, computers, automobiles and aerospace equipment, its products are an integral part of the electronics manufacturing process and the functionality of end-products. The segment's "wet chemistries" for metallization, surface treatments and solderable finishes form the physical circuitry pathways, and its "assembly materials," such as surface mount technologies ("SMT"), pastes, fluxes and adhesives, join those pathways together. The segment provides specialty chemicals solutions through the following businesses: Assembly Solutions, Circuitry Solutions, Micromax and Semiconductor Solutions.
Specialties – The Specialties segment researches, formulates and sells specialty chemicals and material process technologies that enable or enhance the performance of high value products across diverse sectors from automotive to energy infrastructure to semiconductors and satellites. Its products include chemical systems that protect and decorate metal and plastic surfaces, chemistries used in water-based hydraulic control fluids for offshore energy production and rare or high-purity gases and advanced materials used in semiconductor fabrication, satellite systems, electrical transmission infrastructure and other end-markets. The segment provides specialty chemicals solutions through the following businesses: Industrial Solutions, EFC and Energy Solutions. On February 28, 2025, the Company completed the sale of its flexographic printing plate business, MacDermid Graphics Solutions.
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

These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are normal, recurring and necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements and related notes included in its 2025 Annual Report.
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
2. ACQUISITIONS
Micromax Acquisition
On February 2, 2026, the Company completed the Micromax Acquisition for a purchase price of approximately $493 million, net of cash and subject to adjustments. Micromax is a global supplier of advanced electronics inks and pastes and was acquired to complement the Company's electronics portfolio. This acquisition was funded with the proceeds from the Add-on Term Loans of $450 million, which closed simultaneously with the Micromax Acquisition, and borrowings under the Company's revolving credit facility. Micromax is reported in the Company’s Electronics segment.
EFC Acquisition
On January 2, 2026, the Company completed the EFC Acquisition for a purchase price of approximately $367 million, net of cash and subject to adjustments, with an additional $16.1 million estimated fair value associated with a potential earn-out based on EFC's 2026 performance of up to $30.0 million cash or 1.16 million shares of the Company's common stock. EFC is a provider of high-purity specialty gases and other advanced materials and was acquired to complement the Company's industrial portfolio. This acquisition was funded with cash on hand. EFC is reported in the Company’s Specialties segment.

In connection with the EFC Acquisition, certain EFC executives were granted approximately 1.45 million performance-based RSUs with an aggregate grant date fair value of $37.5 million. These RSUs were granted in two tranches with vesting subject to the achievement of EFC's Adjusted EBITDA performance targets for 2028 and 2030. The actual number of shares of the Company's common stock to be issued under these grants will range between 0% and 150% depending on the applicable Adjusted EBITDA performance level achieved in 2028 or 2030. If EFC's Adjusted EBITDA target level for any tranche is not achieved in the relevant year, the vesting of that tranche will be delayed by one year and EFC's Adjusted EBITDA generated that following year will be used to assess performance capped at 100%. As of March 31, 2026, the Company believes the achievement of these targets is probable and recognized $1.8 million of compensation expense for these awards in "Selling, technical, general and administrative" in the Condensed Consolidated Statement of Operations during the first quarter of 2026.

The following table summarizes the allocation of the purchase price of the Micromax and EFC Acquisitions (together, the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

(dollars in millions)	Micromax	EFC
Consideration
Cash, net	$492.7	$366.9
Contingent consideration (See Note 7, Financial Instruments)	—	16.1
Total consideration	$492.7	$383.0

Identifiable assets acquired and liabilities assumed
Accounts receivable	$70.8	$10.3
Inventories	25.2	13.8
Other current assets	15.1	1.2
Property, plant and equipment	56.8	31.4
Identifiable intangible assets	230.0	172.0
Other assets	20.9	3.2
Current liabilities	(23.5)	(10.6)
Deferred income taxes	(18.1)	—
Other long-term liabilities	(17.5)	(2.2)
Total identifiable net assets	359.7	219.1
Goodwill	133.0	163.9
Total purchase price	$492.7	$383.0
The excess of the cost of the Acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Substantially all of the goodwill for EFC and approximately $85.0 million for Micromax is expected to be deductible for tax purposes.
The fair value of the identifiable intangible assets recorded in conjunction with the Acquisitions was as follows:

	Micromax		EFC
(dollars in millions)	Fair Value	Weighted Average Useful Life (years)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$165.0	12	$120.0	10
Trade name	20.0	8	10.0	10
Developed technology	45.0	8	42.0	10
Total	$230.0	11	$172.0	10
The fair value of the identifiable intangible assets was determined primarily using the “income approach,” which requires a forecast of all of the expected future cash flows, either through the use of the multi-period excess earnings method or the relief-from-royalty method. Some of the more significant assumptions inherent in the development of intangible asset values include the amount and timing of projected future cash flows, the attrition rate and the discount rate selected to measure the risks inherent in the future cash flows.
The deferred income taxes reflect the tax effect of the differences between the carry-over tax basis and the fair value recorded in purchase accounting that are primarily associated with the recognition of identifiable intangible assets.
As of March 31, 2026, the purchase price allocation for each of the Acquisitions is preliminary. We expect to complete the purchase price allocation within the applicable one year measurement period.

The Acquisitions were not significant to our Condensed Consolidated Financial Statements; therefore, pro forma and post acquisition results of operations have not been presented.
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Finished goods	$212.5	$152.7
Work in process	88.7	57.9
Raw materials and supplies	120.4	84.1
Total inventories	$421.6	$294.7
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	March 31, 2026	December 31, 2025
Land and leasehold improvements	$67.1	$48.9
Buildings and improvements	234.3	214.8
Machinery, equipment, fixtures and software	446.9	391.2
Construction in process	55.4	49.6
Total property, plant and equipment	803.7	704.5
Accumulated depreciation	(400.4)	(384.9)
Property, plant and equipment, net	$403.3	$319.6
For the three months ended March 31, 2026 and 2025, the Company recorded depreciation expense of $14.5 million and $10.0 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Specialties		Total
Balance at December 31, 2025	$1,315.5	$926.4	(1)	$2,241.9
Acquisitions (2)	133.0	163.6		296.6
Foreign currency translation and other	0.6	(3.6)		(3.0)
Balance at March 31, 2026	$1,449.1	$1,086.4		$2,535.5
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the Micromax Acquisition and the EFC Acquisition on February 2, 2026 and January 2, 2026, respectively. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.

Intangible Assets, Net
The major components of intangible assets, net were as follows:

	March 31, 2026			December 31, 2025
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,086.1	$(475.9)	$610.2	$876.8	$(532.9)	$343.9
Developed technology	279.9	(156.5)	123.4	313.3	(272.2)	41.1
Trade names	193.7	(49.6)	144.1	163.8	(46.4)	117.4
Reacquired distribution rights	187.0	(35.3)	151.7	187.0	(32.2)	154.8
Total	$1,746.7	$(717.3)	$1,029.4	$1,540.9	$(883.7)	$657.2
For the three months ended March 31, 2026 and 2025, the Company recorded amortization expense on intangible assets of $28.0 million and $27.2 million, respectively.
In the fourth quarter of 2025, a milestone agreed to as part of the Kuprion Acquisition was achieved. As the technology developed met the accounting definition of an asset, the Company capitalized a $6.3 million developed technology intangible asset ($4.9 million milestone payment plus a gross up for deferred taxes of $1.4 million), which is being amortized over 10 years. While the milestone was achieved in the fourth quarter of 2025, the associated payment was made in the first quarter of 2026 and $4.9 million is included in "Acquisitions, net of cash acquired" as a cash outflow from investing activities in the Condensed Consolidated Statements of Cash Flows.
6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Term Loans (1)	2030	SOFR plus 1.75%	$1,275.6	$830.3
Senior Notes - $800 million (2)	2028	3.875%	796.0	795.6
Borrowings under the Revolving Credit Facility	2031	SOFR plus 1.50%	85.0	—
Total debt			2,156.6	1,625.9
Less: current installments of long-term debt and revolving credit facilities			97.9	—
Total long-term debt			$2,058.7	$1,625.9

(1) Term loans, net of unamortized discounts and debt issuance costs of $10.6 million and $5.9 million at March 31, 2026 and December 31, 2025, respectively. The effective interest rate was 4.5% at each of March 31, 2026 and December 31, 2025, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $4.0 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively. The effective interest rate was 4.1% at both March 31, 2026 and December 31, 2025.
Credit Agreement
The Company is a party to the Credit Agreement which, at March 31, 2026, provided for senior secured credit facilities consisting of a tranche of term loans B-3 of $1.29 billion maturing in 2030, and a revolving credit facility of $500 million, maturing in 2031. The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%.

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
At March 31, 2026, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $408 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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

Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At March 31, 2026 the aggregate principal amount outstanding under such facilities totaled $85.0 million and there were no material amounts outstanding under such facilities at December 31, 2025. The Company had letters of credit outstanding of $7.0 million at each of March 31, 2026 and December 31, 2025, which reduced the borrowings available under the various facilities. At March 31, 2026 and December 31, 2025, the availability under these facilities, including the revolving credit facility under the Credit Agreement, totaled approximately $436 million and $390 million, respectively, net of outstanding letters of credit.
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
In February 2026, the Company entered into new interest rate swaps and cross-currency swaps to effectively convert $350 million of the Add-on Term Loans, a U.S. dollar denominated debt obligation, into fixed-rate euro-denominated debt through December 2029.
The total notional value of the interest rate swaps and cross-currency swaps was $1.18 billion and $831 million at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, approximately $694 million in notional value matures in December 2028 and approximately $485 million matures in December 2029. The remaining term loan notional value of approximately $108 million is not hedged. The net result of these hedges is an effective interest rate of approximately 4.5% at March 31, 2026 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate and, to a lesser extent, fluctuations in SOFR.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net liability of $3.4 million and $11.0 million at March 31, 2026 and December 31, 2025, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net liability of $37.6 million and $64.7 million at March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify $0.1 million of expense from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At March 31, 2026, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other expense, net." The total notional value of foreign currency exchange forward contracts held at March 31, 2026 and December 31, 2025 was approximately $203 million and $133 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.4 million and $0.9 million at March 31, 2026 and December 31, 2025, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $149 million and $91.4 million at March 31, 2026 and December 31, 2025, respectively. The fair value of the metals derivative contracts was a net current asset of $8.2 million and a net current liability of $13.5 million at March 31, 2026 and December 31, 2025, respectively. Substantially all contracts outstanding at March 31, 2026 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other expense, net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	March 31, 2026	December 31, 2025
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.1	$0.1
Metals contracts	Other current assets	Level 2	8.8	1.0
Interest rate swaps	Other current assets	Level 2	0.7	—
Cross-currency swaps	Other current assets	Level 2	11.4	8.0
Interest rate swaps	Other assets	Level 2	0.6	—
Cross-currency swaps	Other assets	Level 2	4.2	—
Total			$25.8	$9.1

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.5	$1.0
Metals contracts	Accrued expenses and other current liabilities	Level 2	0.6	14.5
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	0.8	2.9
Interest rate swaps	Other liabilities	Level 2	3.9	8.1
Cross-currency swaps	Other liabilities	Level 2	53.2	72.7
Contingent consideration	Other liabilities	Level 3	22.0	—
Total			$81.0	$99.2
The fair values of Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
The fair value of Level 3 contingent consideration represents a potential liability of up to $30.0 million cash or 1.16 million shares of the Company's common stock tied to EFC's expected achievement of Adjusted EBITDA performance metrics for fiscal year 2026. The fair value of the contingent consideration was derived using a Monte Carlo simulation model and the key assumptions included EFC's forecasted Adjusted EBITDA, expected volatility of the Company's stock price and the Company's stock price on the valuation date. From the closing date of the EFC Acquisition to March 31, 2026, the fair value of the contingent consideration increased by $5.9 million, which is recorded in "Selling, technical, general and administrative" in the Condensed Consolidated Statement of Operations.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three months ended March 31, 2026.
The carrying value and estimated fair value of the Company’s long-term debt both totaled $2.07 billion at March 31, 2026. At December 31, 2025, the carrying value and estimated fair value both totaled $1.63 billion, respectively. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

8. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
(dollars in millions, except per share amounts)	2026	2025
Net income	$56.0	$98.0
Net income attributable to non-controlling interests	(0.1)	—
Net income attributable to common stockholders	$55.9	$98.0

Basic weighted average common shares outstanding	243.2	242.4
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.5	0.6
Denominator adjustments for diluted EPS	0.5	0.6
Diluted weighted average common shares outstanding	243.7	243.0

Earnings per share attributable to common stockholders:
Basic	$0.23	$0.40
Diluted	$0.23	$0.40
For the three months ended March 31, 2026 and 2025, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended
	March 31,
(shares in millions)	2026	2025
Shares issuable for EFC contingent consideration	1.2	—
Shares issuable upon vesting of RSUs and exercise of stock options	3.2	3.8
Total	4.4	3.8
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $10.5 million and $9.6 million at March 31, 2026 and December 31, 2025, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended March 31, 2026, the Company recognized income tax expense of $26.7 million as compared to $17.8 million in the same period for 2025. Income tax expense for the three months ended March 31, 2026, includes a continued U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI) partially offset with foreign tax credit valuation allowances of $6.4 million and net Controlled Foreign Corporation tested income (commonly referred to as NCTI) including the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three months ended March 31, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $72.1 million as of March 31, 2025. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.
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
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Net sales:
Electronics
Assembly Solutions	$325.5	$194.1
Circuitry Solutions	145.6	120.1
Micromax	64.8	—
Semiconductor Solutions	97.6	80.1
Total Electronics	633.5	394.3
Specialties
Industrial Solutions	166.0	157.2
EFC	18.6	—
Graphics Solutions	—	24.2
Energy Solutions	21.9	18.0
Total Specialties	206.5	199.4
Total net sales	$840.0	$593.7

Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Net income	$56.0	$98.0
Add (subtract):
Income tax expense	26.7	17.8
Interest expense, net	21.5	14.3
Depreciation expense	14.5	10.0
Amortization expense	28.0	27.2
EBITDA	146.7	167.3
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	3.4	—
Restructuring expense	1.8	1.1
Acquisition, integration and transaction expenses	20.1	8.3
Foreign exchange losses on intercompany loans	0.9	6.0
Gain on divestitures	—	(72.1)
Unrealized (gains) losses on metals derivative contracts	(21.7)	10.8
Debt financing costs	—	1.8
Change in fair value of EFC contingent consideration	5.9	—
Other, net	5.2	5.2
Adjusted EBITDA	$162.3	$128.4
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

	Three Months Ended March 31,
	2026			2025
(dollars in millions)	Electronics	Specialties	Segment Total	Electronics	Specialties	Segment Total
Net sales	$633.5	$206.5	$840.0	$394.3	$199.4	$593.7
Cost of sales	401.0	109.5	510.5	233.2	109.7	342.9
Selling, technical, general and administrative	80.5	55.6	136.1	65.3	51.9	117.2
Research and development	15.5	3.5	19.0	12.0	3.3	15.3
Other segment items (1)	27.0	(0.4)	26.6	0.7	(0.8)	(0.1)
Add: Depreciation expense	9.6	4.9	14.5	5.8	4.2	10.0
Adjusted EBITDA	$119.1	$43.2	$162.3	$88.9	$39.5	$128.4
(1) Other segment items for the Electronics segment primarily consisted of $26.7 million and $0.3 million of realized losses associated with metals derivative contracts for the three months ended March 31, 2026 and 2025, respectively. See Note 7, Financial Instruments, to the Condensed Consolidated Financial Statements for further discussion of these derivative instruments.

Assets by Reportable Segment
Total assets by reportable segment at March 31, 2026 and December 31, 2025 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in this Quarterly Report, and the Consolidated Financial Statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other disclosures contained in our 2025 Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements as a result of several factors, including, but not limited to, those discussed in "Forward-Looking Statements” of this Quarterly Report, and in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report.
Overview
Our Business
Element Solutions, incorporated in Delaware in January 2014, is a leading global specialty chemicals technology company whose businesses supply a broad range of solutions that enhance the performance of products people use every day. Developed in multi-step technological processes, these innovative solutions enable customers' manufacturing processes in multiple high-value industries, including semiconductor fabrication, high-performance computing, automotive systems, consumer electronics, power electronics, communications and data storage infrastructure, aerospace and defense, industrial surface finishing and offshore energy. Our product innovation and product extensions are expected to continue to drive sales growth in both new and existing markets while expanding margins through a consistent focus on increasing customer value propositions.
We believe the majority of our businesses hold strong positions in the high-growth markets we serve. Our extensive global teams of specially trained scientists and engineers develop our solutions, and our expert sales and service organizations ensure our customers' needs are met every day. Our customer-centric innovation means we develop technologies to meet the identified needs of our supply chains. We solve our customers' existing and emerging problems through technical service and innovation. We believe that our customers place significant value on the consistency and quality of our brands, on which we capitalize through significant market share, customer loyalty and supply chain access. In addition, operational risks and switching costs make it difficult for our customers to change suppliers which allows us to retain customers and maintain our market positions.
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
Our Operations
Our operations are organized into two segments: Electronics and Specialties, which are each described below:
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

Micromax
As a global supplier of conductive, resistive and dielectric thick film pastes for passive components, low temperature co-fired ceramics (LTCC) for multilayer circuit integration, and electronics inks for printed electronics, we provide high-reliability microcircuit solutions for a variety of high-cost-of-failure applications. We believe our growth in this business will be driven by increased passive component density in datacenter and automotive electronics, as well as demand for more advanced radar and communication solutions and health & safety technologies.

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

Specialties – Our Specialties segment researches, formulates and sells specialty chemicals and material process technologies that enable or enhance the performance of high value products across diverse sectors from automotive to energy infrastructure to semiconductors and satellites. Its products include chemical systems that protect and decorate metal and plastic surfaces, chemistries used in water-based hydraulic control fluids for offshore energy production and rare or high-purity gases and advanced materials used in semiconductor fabrication, satellite systems, electrical transmission infrastructure and other end-markets.
Specialties provides solutions through the following businesses:

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

EFC
As a global supplier of high purity electronic gases, rare gases and advanced materials, we provide specialized solutions, including tailored gas recovery, filling and recycling systems, to a range of fast-growing and highly complex industries, including semiconductor manufacturing, aerospace and electrical infrastructure. We believe our growth in this business will be driven by gas molecule qualifications at semiconductor fabricators, growth in satellite launches and increased investment in domestic electrical transmission infrastructure.

Energy Solutions
As a global supplier of specialized fluids to the offshore energy industry, we produce water-based hydraulic control fluids for major oil and gas companies and drilling contractors to be used in offshore deep-water production and drilling applications. We believe our growth in this business will be driven by continued capital expenditures in energy exploration and production.

Recent Developments
Micromax Acquisition - On February 2, 2026, we completed the acquisition of Micromax, a global supplier of advanced electronics inks and pastes, for a purchase price of approximately $493 million, net of cash and subject to adjustments.
EFC Acquisition - On January 2, 2026, we completed the acquisition of EFC, a provider of high-purity specialty gases and other advanced materials, for a purchase price of approximately $367 million, net of cash and subject to adjustments, with a potential earn-out based on EFC's 2026 performance of up to $30.0 million cash or 1.16 million shares of the Company's common stock.
Add-on Term Loans & Revolver Upsize - On February 2, 2026, we completed the syndication of $450 million of Add-on Term Loans and a 5-year $500 million senior secured revolving credit facility, which replaced our then existing $375 million revolving facility, upsizing the facility by $125 million and extending its maturity to 2031. The proceeds of the Add-on Term Loans were used to fund a portion of the purchase price of the Micromax Acquisition.
Recent Accounting Pronouncements
Our recent accounting pronouncements have not changed materially from the summary disclosed in Note 3, Recent Accounting Pronouncements, to the Consolidated Financial Statements included in our 2025 Annual Report.
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
Constant Currency
We disclose certain financial measures and Adjusted EBITDA, on a constant currency basis by adjusting results to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as EBITDA, excluding the impact of additional items included in GAAP earnings which we believe are not representative or indicative of our ongoing business or are considered to be associated with our capital structure. Adjusted EBITDA margin is defined as adjusted EBITDA divided by net sales excluding the value of certain pass-through metals in the Electronics segment. Adjusted EBITDA margin excludes the impact of certain pass-through metals in the Electronics segment as we believe the fluctuations in these metal prices do not reflect underlying operating results. Management believes Adjusted EBITDA and Adjusted EBITDA margin provide investors with a more complete understanding of the long-term profitability trends of our business and facilitates comparisons of our profitability to prior and future periods.
For a reconciliation of "Net income" to Adjusted EBITDA and more information about the adjustments made, see Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations
Three months ended March 31, 2026 compared to three months ended March 31, 2025

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2026	2025	Reported	Constant Currency	Organic
Net sales	$840.0	$593.7	41%	37%	10%
Cost of sales	517.3	343.2	51%	46%
Gross profit	322.7	250.5	29%	25%
Gross margin	38.4%	42.2%	(380) bps	(380) bps
Operating expenses	211.3	173.1	22%	19%
Operating profit	111.4	77.4	44%	38%
Operating margin	13.3%	13.0%	30bps	10bps
Other (expense) income, net	(28.7)	38.4	(nm)
Income tax expense	(26.7)	(17.8)	51%
Net income	$56.0	$98.0	(43)%
Net income margin	6.7%	16.5%	(980)bps

Adjusted EBITDA	$162.3	$128.4	26%	21%
Adjusted EBITDA margin	27.8%	26.1%	170bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the first quarter of 2026 increased 41% on a reported basis and 10% on an organic basis. Electronics' consolidated results were positively impacted by $101 million of pass-through metals pricing and $64.8 million of acquisitions and Specialties' consolidated results were negatively impacted by $5.6 million of divestitures net of acquisitions.
The following table reconciles GAAP net sales growth to organic net sales growth:

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2026	2025	Reported Net Sales Growth	Impact of Currency	Pass-Through Metals Pricing	Acquisitions & Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$325.5	$194.1	68%	(4)%	(52)%	—%	12%
Circuitry Solutions	145.6	120.1	21%	(4)%	—%	—%	17%
Micromax	64.8	—	100%	—%	—%	(100)%	—%
Semiconductor Solutions	97.6	80.1	22%	(3)%	—%	—%	18%
Total	633.5	394.3	61%	(4)%	(26)%	(16)%	15%

Specialties:
Industrial Solutions	166.0	157.2	6%	(6)%	—%	—%	0%
EFC	18.6	—	100%	—%	—%	(100)%	—%
Graphics Solutions	—	24.2	(100)%	—%	—%	100%	—%
Energy Solutions	21.9	18.0	21%	(6)%	—%	—%	15%
Total	206.5	199.4	4%	(5)%	—%	3%	1%

Total	$840.0	$593.7	41%	(4)%	(17)%	(10)%	10%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the first quarter of 2026 increased 61% on a reported basis and 15% on an organic basis. Net sales from pass-through metals were $256 million and $101 million for the three months ended March 31, 2026 and 2025, respectively.
•Assembly Solutions: net sales increased 68% on a reported basis and 12% on an organic basis. Pass-through metals pricing had a positive impact of 52% on reported net sales. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to demand for engineered preform materials in datacenter applications and strength in pastes for premium smartphones in Asia.
•Circuitry Solutions: net sales increased 21% on a reported basis and 17% on an organic basis. Foreign exchange had a positive impact of 4% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Micromax: The Company completed the Micromax Acquisition on February 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Semiconductor Solutions: net sales increased 22% on a reported basis and 18% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for plating solutions for advanced packaging and inflation on precious metals content within these products, as well as growth in power electronics.
Specialties' net sales in the first quarter of 2026 increased 4% on a reported basis and 1% on an organic basis.
•Industrial Solutions: net sales increased 6% on a reported basis and were relatively flat on an organic basis. Foreign exchange had a positive impact of 6% on reported net sales. Flat organic sales were the result of automotive customer softness in the Americas offset by the impact of higher metal surcharges.

•EFC: The Company completed the EFC Acquisition on January 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Energy Solutions: net sales increased 21% on a reported basis and 15% on an organic basis. Foreign exchange had a positive impact of 6% on reported net sales. The increase in organic net sales was primarily due to pricing actions and an increase in production volumes from competitive wins.
Gross Profit

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2026	2025	Reported	Constant Currency
Gross profit
Electronics	$228.7	$161.0	42%	39%
Specialties	94.0	89.5	5%	0%
Total	$322.7	$250.5	29%	25%

Gross margin
Electronics	36.1%	40.8%	(470) bps
Specialties	45.5%	44.8%	70 bps
Total	38.4%	42.2%	(380) bps
Electronics' gross profit in the first quarter of 2026 increased by 42% on a reported basis and 39% on a constant currency basis. The Micromax Acquisition had a positive impact of 8% on constant currency gross profit which includes $13.6 million of gross profit less an inventory step-up from purchase accounting of $1.4 million. The constant currency increase in gross profit dollars was primarily driven by broad-based organic volume growth across the Electronics businesses. Gross profit margins excluding net sales from pass-through metals improved 550 bps when compared to the first quarter of 2025. The increase in gross margin excluding the impact of pass-through metals was primarily due to positive mix from higher value product sales within the portfolio, including the Micromax products.

Specialties' gross profit in the first quarter of 2026 increased by 5% on a reported basis and remained relatively flat on a constant currency basis. The EFC Acquisition had a positive impact of 7% on constant currency gross profit which includes $7.9 million of gross profit less an inventory step-up from purchase accounting of $2.0 million. The MGS Transaction had a negative impact of $8.8 million, or 10%, on constant currency gross profit. Underlying gross margin improvement was primarily driven by growth in the higher margin Energy Solutions business.
Operating Expenses

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2026	2025	Reported	Constant Currency
Selling, technical, general and administrative	$191.1	$157.2	22%	19%
Research and development	20.2	15.9	27%	25%
Total	$211.3	$173.1	22%	19%
Operating expenses in the first quarter of 2026 increased 22% on a reported basis and 19% on a constant currency basis. The constant currency increase was primarily driven by $10.3 million of operating expenses related to businesses acquired in the first quarter of 2026 ($5.5 million from the Micromax Acquisition and $4.8 million from the EFC Acquisition), $10.3 million of higher non-recurring acquisition costs, higher incentive compensation costs due to increased expectations for strong full year financial results and a $5.9 million increase in the fair value of the contingent consideration associated with the EFC Acquisition in the first quarter of 2026; partially offset by $4.5 million of lower operating expenses due to the sale of MacDermid Graphics Solutions in the first quarter of 2025.

Other (Expense) Income

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Other (expense) income
Interest expense, net	$(21.5)	$(14.3)
Foreign exchange losses	(0.9)	(6.3)
Other expense, net	(6.3)	(13.1)
Gain on divestitures	—	72.1
Total	$(28.7)	$38.4
Interest expense, net
For the three months ended March 31, 2026 and 2025, interest expense, net increased $7.2 million primarily due to a higher effective interest rate on a higher outstanding term loan principal balance and lower interest income when compared to the prior year period as well as interest expense borrowings under the Company's revolving credit facility in the first quarter of 2026.
Foreign exchange losses
For the three months ended March 31, 2026 and 2025, the fluctuations in foreign exchange losses were primarily driven by the remeasurement of intercompany loans.
Other expense, net
For the three months ended March 31, 2026, other expense, net included $5.2 million of net losses associated with metals derivative contracts ($26.9 million of realized losses and $21.7 million of unrealized gains) and $0.6 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended March 31, 2025, other expense, net included $11.1 million of net losses associated with metals derivative contracts ($0.3 million of realized and $10.8 million of unrealized losses), $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3 and $1.2 million of charges due to highly inflationary accounting for our operations in Turkey.

The metal derivative contracts primarily relate to inventory associated with pass-through metals pricing in our Assembly Solutions business and are intended to mitigate the impact on "Gross profit" associated with fixed price agreements with our customers or commodity price movement after inventory is purchased. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further discussion of these derivative instruments.

Gain on divestitures
In the first quarter of 2025, we completed the sale of our flexographic printing plate business, MacDermid Graphics Solutions, resulting in a gain of $72.1 million.
Income Tax
For the three months ended March 31, 2026, the Company recognized income tax expense of $26.7 million as compared to $17.8 million in the same period for 2025. Income tax expense for the three months ended March 31, 2026, includes a continued U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI) partially offset with foreign tax credit valuation allowances of $6.4 million and net Controlled Foreign Corporation tested income (commonly referred to as NCTI) including the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three months ended March 31, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, we completed the MGS Transaction and realized a gain on sale of $72.1 million as of March 31, 2025. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended		% Change
	March 31,
(dollars in millions)	2026	2025	Reported	Constant Currency
Net income:
Total	$56.0	$98.0	(43)%

Adjusted EBITDA:
Electronics	$119.1	$88.9	34%	29%
Specialties	43.2	39.5	9%	3%
Total	$162.3	$128.4	26%	21%

Net income margin:
Total	6.7%	16.5%	(980) bps

Adjusted EBITDA margin:
Electronics	31.5%	30.3%	120bps
Specialties	20.9%	19.8%	110bps
Total	27.8%	26.1%	170bps
For the three months ended March 31, 2026, Electronics' Adjusted EBITDA increased 34% on a reported basis and 29% on a constant currency basis. The Micromax Acquisition had a positive impact of $10.2 million, or 11%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by the broad-based increase in sales across all businesses.

Specialties' Adjusted EBITDA increased 9% on a reported basis and 3% on a constant currency basis. The EFC Acquisition had a positive impact of $3.7 million, or 9%, on constant currency Adjusted EBITDA. The MGS Transaction had a negative impact of $5.3 million, or 13%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by growth from the Energy Solutions business.
Liquidity and Capital Resources
Our primary sources of liquidity during the three months ended March 31, 2026 were the proceeds from the Add-on Term Loans and our revolving credit facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the Micromax Acquisition, the EFC Acquisition and operations, including working capital and capital expenditures and pay cash dividends. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the first quarter of 2026, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.

For the full year 2026, we expect our capital expenditures to be approximately $75.0 million to $100 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During the three months ended March 31, 2026, approximately 76% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $177 million of cash and cash equivalents at March 31, 2026, $145 million was held by our foreign subsidiaries.
The following is a summary of our cash flows (used in) provided by operating, investing, and financing activities during the periods indicated:

	Three Months Ended
	March 31,
(dollars in millions)	2026	2025
Cash (used in) provided by operating activities	$(66.6)	$26.0
Cash (used in) provided by investing activities	$(889.3)	$337.6
Cash provided by (used in) financing activities	$507.8	$(227.3)
Operating Activities
The decrease in net cash flows provided by operating activities of $92.6 million was primarily driven by higher investment in working capital from rising metals prices partially offset by higher cash operating profits (net income adjusted for non-cash items), including higher earnings as a result of the Micromax Acquisition and the EFC Acquisition, and lower incentive compensation due to timing of payments associated with 2025 performance.
Investing Activities
During the three months ended March 31, 2026, we paid $493 million in connection with the Micromax Acquisition and $367 million in connection with the EFC Acquisition. During the three months ended March 31, 2025, we received cash proceeds of $323 million upon the closing of the MGS Transaction.
Financing Activities
During the three months ended March 31, 2026, we received cash proceeds of $449 million from the Add-on Term Loans and $85.0 million in net borrowings from the revolving credit facility. In addition, we paid $20.2 million of cash dividends on shares of our common stock. During the three months ended March 31, 2025, we prepaid $200 million of our term loans B-3 and paid $19.8 million of cash dividends on shares of our common stock and $4.8 million for shares of our common stock withheld to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."

Financial Borrowings
Credit Facilities and Senior Notes
At March 31, 2026, we had $2.16 billion of indebtedness, net of unamortized discounts and debt issuance costs of $14.6 million, which was comprised of:
•$1.29 billion of term debt arrangements outstanding under our term loans;
•$800 million of 3.875% USD Notes due 2028; and
•$85.0 million outstanding under our revolving credit facility.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $436 million at March 31, 2026 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At March 31, 2026, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The quantitative and qualitative disclosures about market risk required by this item have not changed materially from those disclosed in our 2025 Annual Report. For a discussion of our exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in our 2025 Annual Report.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors from those set forth in Part I, Item 1A, Risk Factors of our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended March 31, 2026 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
January 1 - January 31	3,071	$24.98	3,071	$556
February 1 - February 28	—	$—	—	$556
March 1 - March 31	—	$—	—	$556
Total	3,071	$24.98	3,071
(1) In November 2021, our Board of Directors increased the authorization under the Company's stock repurchase program to $750 million. The approximate dollar value of shares that may be purchased under the program is inclusive of any applicable brokers fees and excise tax and represents the value of shares available under the program at the end of the respective month presented. The program does not require the repurchase of any specific number of shares and shares repurchases are made opportunistically at the discretion of the Company. The program does not have an expiration date but may be suspended or terminated by the Board at any time.
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
10.1***
Amendment No.10 to Credit Agreement, dated February 2, 2026, among, inter alios, the Company, MacDermid, Incorporated, the subsidiaries of the Company from time to time parties thereto, the lenders from time to time parties thereto, and Citibank, N.A., as administrative and collateral agent (filed as Exhibit 10.1 of the Current Report on Form 8-K filed on February 2, 2026, and incorporated herein by reference)

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
*    Filed herewith.
**     Furnished herewith.
***    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this April 29, 2026.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)