Form 10-Q
period 2026-06-30
Element Solutions Inc
filed 2026-07-28
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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
Number of shares of common stock outstanding at July 21, 2026: 243,690,914

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

EBITDA	Earnings before interest, taxes, depreciation and amortization.
EFC Acquisition	Element Solutions' acquisition of EFC Gases & Advanced Materials ("EFC") on January 2, 2026.
Electronics	Element Solutions' MacDermid Alpha Electronics Solutions business segment.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
Kuprion Acquisition	Element Solutions' acquisition of Kuprion, Inc. on May 19, 2023.
Micromax Acquisition	Element Solutions' acquisition of Micromax (US) Holdings LLC ("Micromax") on February 2, 2026.
MGS Transaction	Element Solutions' sale of its flexographic printing plate business, MacDermid Graphics Solutions, on February 28, 2025.
Quarterly Report	This quarterly report on Form 10-Q for the three and six months ended June 30, 2026.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
Solstice	Solstice Advanced Materials Inc., a Delaware corporation.
Solstice Transaction	The proposed acquisition of Element Solutions by Solstice pursuant to the Agreement and Plan of Merger, dated as of July 6, 2026, by and among Element Solutions, Solstice, Solar Merger Sub One Inc. and Solar Merger Sub Two LLC.
Specialties	Element Solutions' Element Specialties business segment.
2025 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement with Solstice; the inability to complete the Solstice Transaction due to the failure of us and/or Solstice to obtain the relevant stockholder approval for the Solstice Transaction or the failure to satisfy other conditions to completion of the Solstice Transaction, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Solstice Transaction; risks related to disruption of management’s attention from our ongoing business operations due to the Solstice Transaction; the effect of the Solstice Transaction on our ability to retain and hire key personnel or maintain relationships with our customers, operating results and business generally; the risk that the Solstice Transaction will not be consummated in a timely manner; the failure to realize the anticipated benefits of the Solstice Transaction, or that such benefits may take longer to realize or be more costly to achieve than expected, including as a result of delay in completing the Solstice Transaction; potential litigation relating to the Solstice Transaction; the expected benefits of the Kuprion Acquisition, the MGS Transaction, the EFC Acquisition and the Micromax Acquisition; the tax treatment and tax implications of the MGS Transaction; EFC's earn-out and probability of achievement of the performance targets related to certain EFC performance-based RSUs; deferred payments related to the Kuprion Acquisition; the war in Ukraine, the Iran conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries, and other economic factors that may affect cost structure and demand, including the cost and availability of raw materials and precious metals; capital requirements and need for and availability of financing; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.

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
Non-GAAP Financial Measures
This Quarterly Report contains non-GAAP financial measures, such as Adjusted EBITDA, Adjusted EBITDA margin and operating results on a constant currency and organic basis. Non-GAAP financial measures should not be considered in isolation from, a substitute for, or superior to, performance measures calculated in accordance with GAAP. For additional information on these non-GAAP financial measures, including definitions, limitations and reconciliations to their most comparable applicable GAAP measures, see "Non-GAAP Financial Measures" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Segment Information, to the unaudited Condensed Consolidated Financial Statements, both included in this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$977.9	$625.2	$1,817.9	$1,218.9
Cost of sales	643.9	358.8	1,161.2	702.0
Gross profit	334.0	266.4	656.7	516.9
Operating expenses:
Selling, technical, general and administrative	200.8	155.9	391.9	313.1
Research and development	19.5	16.2	39.7	32.1
Total operating expenses	220.3	172.1	431.6	345.2
Operating profit	113.7	94.3	225.1	171.7
Other (expense) income:
Interest expense, net	(24.0)	(12.9)	(45.5)	(27.2)
Foreign exchange gains (losses)	6.7	(17.1)	5.8	(23.4)
Other income (expense), net	10.7	4.5	4.4	(8.6)
(Loss) gain on divestitures	—	(5.5)	—	66.6
Total other (expense) income	(6.6)	(31.0)	(35.3)	7.4
Income before income taxes and non-controlling interests	107.1	63.3	189.8	179.1
Income tax expense	(29.8)	(15.8)	(56.5)	(33.6)
Net income	77.3	47.5	133.3	145.5
Net income attributable to non-controlling interests	—	(0.1)	(0.1)	(0.1)
Net income attributable to common stockholders	$77.3	$47.4	$133.2	$145.4

Earnings per share
Basic	$0.32	$0.20	$0.55	$0.60
Diluted	$0.32	$0.20	$0.55	$0.60

Weighted average common shares outstanding
Basic	243.6	241.9	243.4	242.2
Diluted	243.9	242.2	243.8	242.6

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$77.3	$47.5	$133.3	$145.5

Other comprehensive income
Foreign currency translation:
Other comprehensive (loss) income before reclassifications, net of tax (benefit) expense of $(0.3) and $(17.3) for the three months ended June 30, 2026 and 2025 and $5.9 and $(24.2) for the six months ended June 30, 2026 and 2025, respectively	(1.8)	96.5	8.3	134.8
Reclassifications, net of tax benefit of $0.0 for the three months ended June 30, 2026 and 2025 and $0.0 and $0.8 for the six months ended June 30, 2026 and 2025, respectively	—	—	—	29.8
Total foreign currency translation adjustments	(1.8)	96.5	8.3	164.6
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2.8 and $(1.1) for the three months ended June 30, 2026 and 2025 and $4.5 and $(4.0) for the six months ended June 30, 2026 and 2025, respectively	9.0	(3.7)	14.9	(13.0)
Reclassifications, net of tax benefit of $0.0 and $0.3 for the three months ended June 30, 2026 and 2025 and $0.0 and $0.6 for the six months ended June 30, 2026 and 2025, respectively	0.1	(1.3)	—	(2.6)
Total unrealized gain (loss) on qualified hedging derivatives	9.1	(5.0)	14.9	(15.6)
Other comprehensive income	7.3	91.5	23.2	149.0
Comprehensive income	84.6	139.0	156.5	294.5
Comprehensive income attributable to non-controlling interests	—	(0.1)	—	—
Comprehensive income attributable to common stockholders	$84.6	$138.9	$156.5	$294.5

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$189.6	$626.5
Accounts receivable, net of allowance for doubtful accounts of $10.0 and $9.4 at June 30, 2026 and December 31, 2025, respectively	711.0	517.7
Inventories	417.5	294.7
Prepaid expenses	45.1	28.3
Other current assets	159.6	115.3
Total current assets	1,522.8	1,582.5
Property, plant and equipment, net	408.8	319.6
Goodwill	2,537.4	2,241.9
Intangible assets, net	1,004.9	657.2
Deferred income tax assets	163.4	175.5
Other assets	146.9	124.7
Total assets	$5,784.2	$5,101.4
Liabilities and stockholders' equity
Accounts payable	$186.4	$165.5
Current installments of long-term debt and revolving credit facilities	62.9	—
Accrued expenses and other current liabilities	274.5	264.4
Total current liabilities	523.8	429.9
Debt	2,056.5	1,625.9
Pension and post-retirement benefits	20.7	22.3
Deferred income tax liabilities	94.9	93.1
Other liabilities	261.0	240.8
Total liabilities	2,956.9	2,412.0
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2026: 270.6 shares issued; 2025: 269.6 shares issued)	2.7	2.7
Additional paid-in capital	4,300.8	4,279.2
Treasury stock (2026: 26.9 shares; 2025: 26.9 shares)	(394.0)	(393.9)
Accumulated deficit	(811.2)	(904.6)
Accumulated other comprehensive loss	(285.6)	(308.9)
Total stockholders' equity	2,812.7	2,674.5
Non-controlling interests	14.6	14.9
Total equity	2,827.3	2,689.4
Total liabilities and stockholders' equity	$5,784.2	$5,101.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$133.3	$145.5
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	87.2	75.4
Deferred income taxes	0.7	(7.1)
Foreign exchange (gains) losses	(9.4)	18.3
Incentive stock compensation	20.7	11.3
Gain on divestitures	—	(66.6)
EFC contingent consideration	9.3	—
Other, net	9.1	6.9
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(113.4)	(39.5)
Inventories	(88.6)	(25.4)
Accounts payable	18.2	18.3
Accrued expenses	12.5	(38.8)
Prepaid expenses and other current assets	(26.1)	(12.3)
Other assets and liabilities	(20.5)	12.6
Net cash flows provided by operating activities	33.0	98.6
Cash flows from investing activities:
Capital expenditures	(53.0)	(28.7)
Proceeds from disposal of property, plant and equipment	—	0.7
Proceeds from divestitures (net of cash of $2.5 million)	—	325.5
Acquisitions, net of cash acquired	(865.8)	—
Other, net	0.1	25.6
Net cash flows (used in) provided by investing activities	(918.7)	323.1
Cash flows from financing activities:
Debt proceeds, net of discount	449.4	—
Repayments of borrowings	(3.2)	(202.6)
Changes in lines of credit, net	50.0	—
Repurchases of common stock	—	(19.4)
Dividends	(39.8)	(39.1)
Payment of financing fees	(6.1)	—
Other, net	0.1	(4.9)
Net cash flows provided by (used in) financing activities	450.4	(266.0)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	14.8
Net (decrease) increase in cash and cash equivalents	(436.9)	170.5
Cash and cash equivalents at beginning of period	626.5	359.4
Cash and cash equivalents at end of period	$189.6	$529.9

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended June 30, 2026	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2026	270,478,926	$2.7	$4,287.7	26,873,204	$(394.0)	$(868.5)	$(292.9)	$2,735.0	$14.8	$2,749.8
Net income	—	—	—	—	—	77.3	—	77.3	—	77.3
Other comprehensive income, net of taxes	—	—	—	—	—	—	7.3	7.3	—	7.3
Exercise/ vesting of share based compensation	67,190	—	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	13,158	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(20.0)	—	(20.0)	—	(20.0)
Equity compensation expense	—	—	12.7	—	—	—	—	12.7	—	12.7
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2026	270,559,274	$2.7	$4,300.8	26,873,204	$(394.0)	$(811.2)	$(285.6)	$2,812.7	$14.6	$2,827.3

Three Months Ended June 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at March 31, 2025	267,661,545	$2.7	$4,219.6	25,157,590	$(354.3)	$(938.6)	$(409.6)	$2,519.8	$15.2	$2,535.0
Net income	—	—	—	—	—	47.4	—	47.4	0.1	47.5
Other comprehensive income, net of taxes	—	—	—	—	—	—	91.5	91.5	—	91.5
Exercise/ vesting of share based compensation	42,231	—	—	334	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	19,046	—	0.3	—	—	—	—	0.3	—	0.3
Repurchases of common stock	—	—	—	949,798	(19.5)	—	—	(19.5)	—	(19.5)
Dividends ($0.08 per share)	—	—	—	—	—	(19.7)	—	(19.7)	—	(19.7)
Equity compensation expense	—	—	6.4	—	—	—	—	6.4	—	6.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2025	267,722,822	$2.7	$4,226.3	26,107,722	$(373.8)	$(910.9)	$(318.1)	$2,626.2	$15.1	$2,641.3

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Six Months Ended June 30, 2026	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	269,596,952	$2.7	$4,279.2	26,867,999	$(393.9)	$(904.6)	$(308.9)	$2,674.5	$14.9	$2,689.4
Net income	—	—	—	—	—	133.2	—	133.2	0.1	133.3
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	23.3	23.3	(0.1)	23.2
Exercise/ vesting of stock-based compensation	932,410	—	—	2,134	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	29,912	—	0.7	—	—	—	—	0.7	—	0.7
Repurchases of common stock	—	—	—	3,071	(0.1)	—	—	(0.1)	—	(0.1)
Dividends ($0.16 per share)	—	—	—	—	—	(39.8)	—	(39.8)	—	(39.8)
Equity compensation expense	—	—	20.9	—	—	—	—	20.9	—	20.9
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2026	270,559,274	$2.7	$4,300.8	26,873,204	$(394.0)	$(811.2)	$(285.6)	$2,812.7	$14.6	$2,827.3

Six Months Ended June 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	145.4	—	145.4	0.1	145.5
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	149.1	149.1	(0.1)	149.0
Exercise/ vesting of stock-based compensation	532,791	—	—	185,523	(4.8)	—	—	(4.8)	—	(4.8)
Issuance of common stock under Employee Stock Purchase Plan	35,557	—	0.7	—	—	—	—	0.7	—	0.7
Repurchases of common stock	—	—	—	949,798	(19.5)	—	—	(19.5)	—	(19.5)
Dividends ($0.16 per share)	—	—	—	—	—	(39.2)	—	(39.2)	—	(39.2)
Equity compensation expense	—	—	11.5	—	—	—	—	11.5	—	11.5
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at June 30, 2025	267,722,822	$2.7	$4,226.3	26,107,722	$(373.8)	$(910.9)	$(318.1)	$2,626.2	$15.1	$2,641.3

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
Pending Transaction with Solstice
On July 6, 2026, the Company, together with Solstice, announced an agreement pursuant to which Solstice will acquire the Company for merger consideration payable in respect of each outstanding share of the Company's common stock, except for treasury shares and certain other exceptions, equal to (i) 0.5 shares of Solstice common stock and (ii) $10.00 in cash, without interest, plus cash in lieu of any fractional shares. The proposed transaction is expected to close in the first half of 2027 and is subject to customary closing conditions and regulatory approvals as described below.
The acquisition will be effected pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, Solstice, Solar Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Solstice ("Merger Sub One"), and Solar Merger Sub Two LLC, a Delaware limited liability company and a wholly owned subsidiary of Solstice ("Merger Sub Two"). Merger Sub One will merge with and into the Company (the "First Merger"), with the Company surviving the merger as a wholly-owned subsidiary of Solstice (the "Surviving Corporation"), and immediately following the First Merger, and as part of the same overall transaction, the Surviving Corporation will merge with and into Merger Sub Two (the “Second Merger”), with Merger Sub Two surviving the Second Merger as a wholly-owned subsidiary of Solstice.
Consummation of the Solstice Transaction is subject to the satisfaction or waiver of certain conditions, including, among others: (a) adoption of the Merger Agreement by the Company's stockholders; (b) the approval of the issuance of Solstice common stock in the Solstice Transaction by Solstice’s stockholders; (c) the effectiveness of a registration statement on Form S-4 to be filed with the SEC by Solstice in connection with the issuance of Solstice common stock in the Solstice Transaction; (d) the approval for listing of the shares of Solstice common stock to be issued in the Solstice Transaction on the Nasdaq Stock Market; and (e) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals. The obligation of each party to consummate the Solstice Transaction is also conditioned upon, among other things, the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), the other party having performed in all material respects its covenants and obligations under the Merger Agreement, the absence of a “Material Adverse Effect” on the other party (as defined in the Merger Agreement), and the receipt by such party of an opinion of counsel to the effect that the Solstice Transaction will qualify for their intended tax treatment. The Solstice Transaction is subject to a number of risks and uncertainties and there is no assurance that the Solstice Transaction will occur.
The description of the Merger Agreement contained herein and the summary do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is included herewith as Exhibit 2.1.
2. ACQUISITIONS
Micromax Acquisition
On February 2, 2026, the Company completed the Micromax Acquisition for a purchase price of approximately $494 million, net of cash and subject to adjustments. Micromax is a global supplier of advanced electronics inks and pastes and was acquired to complement the Company's electronics portfolio. This acquisition was funded with the proceeds from the Add-on Term Loans of $450 million, which closed simultaneously with the Micromax Acquisition, and borrowings under the Company's revolving credit facility. Micromax is reported in the Company’s Electronics segment.

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

In connection with the EFC Acquisition, certain EFC executives were granted approximately 1.45 million performance-based RSUs with an aggregate grant date fair value of $37.5 million. These RSUs were granted in two tranches with vesting subject to the achievement of EFC's Adjusted EBITDA performance targets for 2028 and 2030. The actual number of shares of the Company's common stock to be issued under these grants will range between 0% and 150% depending on the applicable Adjusted EBITDA performance level achieved in 2028 or 2030. If EFC's Adjusted EBITDA target level for any tranche is not achieved in the relevant year, the vesting of that tranche will be delayed by one year and EFC's Adjusted EBITDA generated that following year will be used to assess performance capped at 100%. As of June 30, 2026, the Company believes the achievement of these targets is probable and recognized $1.9 million and $3.7 million of compensation expense for these awards in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026, respectively.

The following table summarizes the allocation of the purchase price of the Micromax and EFC Acquisitions (together, the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

(dollars in millions)	Micromax	EFC
Consideration
Cash, net	$494.3	$366.9
Contingent consideration (See Note 7, Financial Instruments)	—	16.1
Total consideration	$494.3	$383.0

Identifiable assets acquired and liabilities assumed
Accounts receivable	$72.3	$10.3
Inventories	28.7	13.8
Other current assets	7.0	1.2
Property, plant and equipment	48.2	31.4
Identifiable intangible assets	235.0	172.0
Other assets	19.6	3.2
Current liabilities	(23.5)	(10.6)
Deferred income taxes	(4.7)	—
Other long-term liabilities	(17.5)	(2.2)
Total identifiable net assets	365.1	219.1
Goodwill	129.2	163.9
Total purchase price	$494.3	$383.0
The excess of the cost of the Acquisitions over the net amounts assigned to the fair value of the assets acquired and the liabilities assumed was recorded as goodwill and represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. Substantially all of the goodwill for EFC and approximately $70.0 million for Micromax is expected to be deductible for tax purposes.

The fair value of the identifiable intangible assets recorded in conjunction with the Acquisitions was as follows:

	Micromax		EFC
(dollars in millions)	Fair Value	Weighted Average Useful Life (years)	Fair Value	Weighted Average Useful Life (years)
Customer relationships	$170.0	12	$120.0	10
Trade name	20.0	8	10.0	10
Developed technology	45.0	8	42.0	10
Total	$235.0	11	$172.0	10
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
As of June 30, 2026, the purchase price allocation for each of the Acquisitions is preliminary. We expect to complete the purchase price allocation within the applicable one year measurement period.
The Acquisitions were not significant to our Condensed Consolidated Financial Statements; therefore, pro forma and post acquisition results of operations have not been presented.
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Finished goods	$222.7	$152.7
Work in process	86.2	57.9
Raw materials and supplies	108.6	84.1
Total inventories	$417.5	$294.7
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	June 30, 2026	December 31, 2025
Land and leasehold improvements	$61.6	$48.9
Buildings and improvements	229.1	214.8
Machinery, equipment, fixtures and software	452.4	391.2
Construction in process	73.6	49.6
Total property, plant and equipment	816.7	704.5
Accumulated depreciation	(407.9)	(384.9)
Property, plant and equipment, net	$408.8	$319.6
For the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $15.2 million and $9.7 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $29.7 million and $19.7 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Specialties		Total
Balance at December 31, 2025	$1,315.5	$926.4	(1)	$2,241.9
Acquisitions (2)	129.2	163.6		292.8
Foreign currency translation and other	6.5	(3.8)		2.7
Balance at June 30, 2026	$1,451.2	$1,086.2		$2,537.4
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the Micromax Acquisition and the EFC Acquisition on February 2, 2026 and January 2, 2026, respectively. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
Intangible Assets, Net
The major components of intangible assets, net were as follows:

	June 30, 2026			December 31, 2025
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,091.3	$(494.6)	$596.7	$876.8	$(532.9)	$343.9
Developed technology	278.7	(160.0)	118.7	313.3	(272.2)	41.1
Trade names	194.0	(53.1)	140.9	163.8	(46.4)	117.4
Reacquired distribution rights	187.0	(38.4)	148.6	187.0	(32.2)	154.8
Total	$1,751.0	$(746.1)	$1,004.9	$1,540.9	$(883.7)	$657.2
For the three months ended June 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $29.5 million and $28.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $57.5 million and $55.7 million, respectively.
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

6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Term Loans (1)	2030	SOFR plus 1.75%	$1,272.9	$830.3
Senior Notes - $800 million (2)	2028	3.875%	796.5	795.6
Borrowings under the Revolving Credit Facility	2031	SOFR plus 1.50%	50.0	—
Total debt			2,119.4	1,625.9
Less: current installments of long-term debt and revolving credit facilities			62.9	—
Total long-term debt			$2,056.5	$1,625.9

(1) Term loans, net of unamortized discounts and debt issuance costs of $10.1 million and $5.9 million at June 30, 2026 and December 31, 2025, respectively. The effective interest rate was 4.4% and 4.5% at June 30, 2026 and December 31, 2025, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $3.5 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively. The effective interest rate was 4.1% at both June 30, 2026 and December 31, 2025.
Credit Agreement
The Company is a party to the Credit Agreement which, at June 30, 2026, provided for senior secured credit facilities consisting of a tranche of term loans B-3 of $1.28 billion maturing in 2030, and a revolving credit facility of $500 million, maturing in 2031. The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%.
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
At June 30, 2026, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $441 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At June 30, 2026, the aggregate principal amount outstanding under such facilities totaled $52.0 million and there were no material amounts outstanding under such facilities at December 31, 2025. The Company had letters of credit outstanding of $6.9 million and $7.0 million at June 30, 2026 and December 31, 2025, respectively, which reduced the borrowings available under the various facilities. At June 30, 2026 and December 31, 2025, the availability under these facilities, including the revolving credit facility under the Credit Agreement, totaled approximately $469 million and $390 million, respectively, net of outstanding letters of credit.
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
The total notional value of the interest rate swaps and cross-currency swaps was $1.18 billion and $831 million at June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, approximately $692 million in notional value matures in December 2028 and approximately $484 million matures in December 2029. The remaining term loan notional value of approximately $108 million is not hedged. The net result of these hedges is an effective interest rate of approximately 4.4% at June 30, 2026 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate and, to a lesser extent, fluctuations in SOFR.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net asset of $8.5 million and a net liability of $11.0 million at June 30, 2026 and December 31, 2025, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net liability of $39.3 million and $64.7 million at June 30, 2026 and December 31, 2025, respectively.
For the three and six months ended June 30, 2026, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a benefit of $3.5 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At June 30, 2026, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other income (expense), net." The total notional value of foreign currency exchange forward contracts held at June 30, 2026 and December 31, 2025 was approximately $221 million and $133 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.3 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $146 million and $91.4 million at June 30, 2026 and December 31, 2025, respectively. The fair value of the metals derivative contracts was a net current asset of $16.2 million and a net current liability of $13.5 million at June 30, 2026 and December 31, 2025, respectively. Substantially all contracts outstanding at June 30, 2026 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other income (expense), net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	June 30, 2026	December 31, 2025
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.2	$0.1
Metals contracts	Other current assets	Level 2	18.5	1.0
Interest rate swaps	Other current assets	Level 2	3.5	—
Cross-currency swaps	Other current assets	Level 2	13.9	8.0
Interest rate swaps	Other assets	Level 2	5.4	—
Cross-currency swaps	Other assets	Level 2	3.3	—
Total			$44.8	$9.1

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.5	$1.0
Metals contracts	Accrued expenses and other current liabilities	Level 2	2.3	14.5
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	—	2.9
Interest rate swaps	Other liabilities	Level 2	0.4	8.1
Cross-currency swaps	Other liabilities	Level 2	56.5	72.7
Contingent consideration	Other liabilities	Level 3	25.4	—
Total			$85.1	$99.2
The fair values of Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
The fair value of Level 3 contingent consideration represents a potential liability of up to $30.0 million cash or 1.16 million shares of the Company's common stock tied to EFC's expected achievement of Adjusted EBITDA performance metrics for fiscal year 2026. The fair value of the contingent consideration was derived using a Monte Carlo simulation model and the key assumptions included EFC's forecasted Adjusted EBITDA, expected volatility of the Company's stock price and the Company's stock price on the valuation date. For the three and six months ended June 30, 2026, the fair value of the contingent consideration increased by $3.4 million and $9.3 million, respectively, which is recorded in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and six months ended June 30, 2026.
The carrying value and estimated fair value of the Company’s long-term debt both totaled $2.07 billion at June 30, 2026. At December 31, 2025, the carrying value and estimated fair value both totaled $1.63 billion. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

8. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income	$77.3	$47.5	$133.3	$145.5
Net income attributable to non-controlling interests	—	(0.1)	(0.1)	(0.1)
Net income attributable to common stockholders	$77.3	$47.4	$133.2	$145.4

Basic weighted average common shares outstanding	243.6	241.9	243.4	242.2
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.3	0.3	0.4	0.4
Denominator adjustments for diluted EPS	0.3	0.3	0.4	0.4
Diluted weighted average common shares outstanding	243.9	242.2	243.8	242.6

Earnings per share attributable to common stockholders:
Basic	$0.32	$0.20	$0.55	$0.60
Diluted	$0.32	$0.20	$0.55	$0.60
For the three and six months ended June 30, 2026 and 2025, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(shares in millions)	2026	2025	2026	2025
Shares issuable for EFC contingent consideration	1.2	—	1.2	—
Shares issuable upon vesting of RSUs and exercise of stock options	2.9	3.7	3.0	3.7
Total	4.1	3.7	4.2	3.7
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $12.8 million and $9.6 million at June 30, 2026 and December 31, 2025, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended June 30, 2026, the Company recognized income tax expense of $29.8 million as compared to $15.8 million in the same period for 2025. Income tax expense for the three months ended June 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI), an expense related to net Controlled Foreign Corporation tested income (commonly referred to as NCTI), and the impact of changes to the level and mix of earnings.

For the six months ended June 30, 2026, the Company recognized income tax expense of $56.5 million as compared to $33.6 million in the same period for 2025. Income tax expense for the six months ended June 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDDEI partially offset with foreign tax credit valuation allowances of $6.4 million, NCTI, and the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three and six months ended June 30, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $70.9 million as of March 31, 2025. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

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

On May 5, 2026, the Company and Mariposa Capital, LLC entered into an amendment to the existing Advisory Services Agreement. Pursuant to the Amendment, Mariposa Capital, LLC will continue to provide advisory services to the Company relating to corporate development, mergers and acquisitions, investor relations, strategic planning, capital expenditure allocation and strategic treasury matters for a fixed term of 3 years (terminating on May 5, 2029) followed by automatic renewals for successive one-year terms unless either party provides written notice of non-renewal at least 90 days prior to the expiration of the applicable term.
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
Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Net sales:
Electronics
Assembly Solutions	$369.0	$221.0	$694.5	$415.1
Circuitry Solutions	154.1	130.9	299.7	251.0
Micromax	128.6	—	193.4	—
Semiconductor Solutions	115.3	87.5	212.9	167.6
Total Electronics	767.0	439.4	1,400.5	833.7
Specialties
Industrial Solutions	171.7	163.5	337.7	320.7
EFC	16.1	—	34.7	—
Graphics Solutions	—	—	—	24.2
Energy Solutions	23.1	22.3	45.0	40.3
Total Specialties	210.9	185.8	417.4	385.2
Total net sales	$977.9	$625.2	$1,817.9	$1,218.9

Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$77.3	$47.5	$133.3	$145.5
Add (subtract):
Income tax expense	29.8	15.8	56.5	33.6
Interest expense, net	24.0	12.9	45.5	27.2
Depreciation expense	15.2	9.7	29.7	19.7
Amortization expense	29.5	28.5	57.5	55.7
EBITDA	175.8	114.4	322.5	281.7
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	2.0	—	5.4	—
Restructuring expense	2.3	2.1	4.1	3.2
Acquisition, integration and transaction expenses	10.6	3.3	30.7	11.6
Foreign exchange (gains) losses on intercompany loans	(7.9)	10.6	(7.0)	16.6
Loss (gain) on divestitures	—	5.5	—	(66.6)
Unrealized (gains) losses on metals derivative contracts	(8.0)	(3.9)	(29.7)	6.9
Debt financing costs	—	—	—	1.8
Change in fair value of EFC contingent consideration	3.4	—	9.3	—
Other, net	5.3	4.0	10.5	9.2
Adjusted EBITDA	$183.5	$136.0	$345.8	$264.4
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

	Three Months Ended June 30,
	2026			2025
(dollars in millions)	Electronics	Specialties	Segment Total	Electronics	Specialties	Segment Total
Net sales	$767.0	$210.9	$977.9	$439.4	$185.8	$625.2
Cost of sales	528.6	112.4	641.0	260.6	98.3	358.9
Selling, technical, general and administrative	93.7	59.0	152.7	71.0	48.8	119.8
Research and development	15.3	3.5	18.8	12.8	2.8	15.6
Other segment items (1)	(1.8)	(1.1)	(2.9)	4.6	—	4.6
Add: Depreciation expense	10.3	4.9	15.2	6.1	3.6	9.7
Adjusted EBITDA	$141.5	$42.0	$183.5	$96.5	$39.5	$136.0

	Six Months Ended June 30,
	2026			2025
(dollars in millions)	Electronics	Specialties	Segment Total	Electronics	Specialties	Segment Total
Net sales	$1,400.5	$417.4	$1,817.9	$833.7	$385.2	$1,218.9
Cost of sales	929.6	221.9	1,151.5	493.8	208.0	701.8
Selling, technical, general and administrative	174.2	114.6	288.8	136.3	100.7	237.0
Research and development	30.8	7.0	37.8	24.8	6.1	30.9
Other segment items (1)	25.2	(1.5)	23.7	5.3	(0.8)	4.5
Add: Depreciation expense	19.9	9.8	29.7	11.9	7.8	19.7
Adjusted EBITDA	$260.6	$85.2	$345.8	$185.4	$79.0	$264.4
(1) Other segment items for the Electronics segment primarily consisted of $1.7 million of realized gains and $2.5 million of realized losses associated with metals derivative contracts for the three months ended June 30, 2026 and 2025, respectively. Other segment items for the Electronics segment primarily consisted of $25.0 million and $2.8 million of realized losses associated with metals derivative contracts for the six months ended June 30, 2026 and 2025, respectively. See Note 7, Financial Instruments, to the Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Assets by Reportable Segment
Total assets by reportable segment at June 30, 2026 and December 31, 2025 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

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

Recent Developments
Solstice Transaction - On July 6, 2026, we and Solstice entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of us by Solstice, subject to regulatory approvals and closing conditions. Upon completion of the merger, each of our issued and outstanding shares of our common stock, except for treasury shares and certain other exceptions, will be exchanged for (i) 0.5 shares of Solstice common stock and (ii) $10.00 in cash, without interest, plus cash in lieu of any fractional shares. The proposed transaction is expected to close in the first half of 2027 and is subject to customary closing conditions and regulatory approvals.
A more detailed summary of the Merger Agreement is set forth in our current report on Form 8-K filed on July 6, 2026 under Item 1.01 Entry into a Material Definitive Agreement, which summary is incorporated herein by reference.
The description of the Merger Agreement contained herein and the summary do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement, a copy of which is included herewith as Exhibit 2.1.
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
Constant Currency
We disclose certain financial measures and Adjusted EBITDA on a constant currency basis by adjusting results to exclude the impact of changes due to the translation of foreign currencies of our international locations into U.S. dollars. Management believes this non-GAAP financial information facilitates period-to-period comparison in the analysis of trends in business performance, thereby providing valuable supplemental information regarding our results of operations, consistent with how we internally evaluate our financial results.
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

Results of Operations
Three and six months ended June 30, 2026 compared to three and six months ended June 30, 2025

	Three Months Ended		% Change			Six Months Ended		% Change
	June 30,					June 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	Organic	2026	2025	Reported	Constant Currency	Organic
Net sales	$977.9	$625.2	56%	55%	15%	$1,817.9	$1,218.9	49%	46%	13%
Cost of sales	643.9	358.8	79%	78%		1,161.2	702.0	65%	63%
Gross profit	334.0	266.4	25%	24%		656.7	516.9	27%	25%
Gross margin	34.2%	42.6%	(840) bps	(850) bps		36.1%	42.4%	(630) bps	(630) bps
Operating expenses	220.3	172.1	28%	27%		431.6	345.2	25%	23%
Operating profit	113.7	94.3	21%	19%		225.1	171.7	31%	28%
Operating margin	11.6%	15.1%	(350)bps	(350)bps		12.4%	14.1%	(170)bps	(180)bps
Other (expense) income, net	(6.6)	(31.0)	(79)%			(35.3)	7.4	(nm)
Income tax expense	(29.8)	(15.8)	88%			(56.5)	(33.6)	68%
Net income	$77.3	$47.5	63%			$133.3	$145.5	(8)%
Net income margin	7.9%	7.6%	30bps			7.3%	11.9%	(460)bps

Adjusted EBITDA	$183.5	$136.0	35%	33%		$345.8	$264.4	31%	27%
Adjusted EBITDA margin	27.8%	26.6%	120bps			27.8%	26.3%	150bps
(nm) Calculation not meaningful.

Net Sales
Net sales in the second quarter of 2026 increased 56% on a reported basis and 15% on an organic basis. Electronics' consolidated results were positively impacted by $107 million of pass-through metals pricing and $129 million of acquisitions and Specialties' consolidated results were positively impacted by $16.1 million of acquisitions.
The following table reconciles GAAP net sales growth to organic net sales growth:

	Three Months Ended		% Change
	June 30,
(dollars in millions)	2026	2025	Reported Net Sales Growth	Impact of Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$369.0	$221.0	67%	0%	(49)%	—%	18%
Circuitry Solutions	154.1	130.9	18%	(2)%	—%	—%	15%
Micromax	128.6	—	100%	—%	—%	(100)%	—%
Semiconductor Solutions	115.3	87.5	32%	(1)%	—%	—%	31%
Total	767.0	439.4	75%	(1)%	(24)%	(29)%	20%

Specialties:
Industrial Solutions	171.7	163.5	5%	(2)%	—%	—%	3%
EFC	16.1	—	100%	—%	—%	(100)%	—%
Energy Solutions	23.1	22.3	4%	(3)%	—%	—%	1%
Total	210.9	185.8	14%	(2)%	—%	(9)%	3%

Total	$977.9	$625.2	56%	(1)%	(17)%	(23)%	15%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the second quarter of 2026 increased 75% on a reported basis and 20% on an organic basis. Net sales from pass-through metals were $317 million and $113 million for the three months ended June 30, 2026 and 2025, respectively.
•Assembly Solutions: net sales increased 67% on a reported basis and 18% on an organic basis. Pass-through metals pricing had a positive impact of 49% on reported net sales. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was driven by volume increases across several product categories in Asia, including continued strength in preform materials for datacenter applications.
•Circuitry Solutions: net sales increased 18% on a reported basis and 15% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Micromax: The Company completed the Micromax Acquisition on February 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Semiconductor Solutions: net sales increased 32% on a reported basis and 31% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for plating solutions for advanced packaging and inflation on precious metals content within these products, as well as growth in power electronics.
Specialties' net sales in the second quarter of 2026 increased 14% on a reported basis and 3% on an organic basis.
•Industrial Solutions: net sales increased 5% on a reported basis and 3% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. Organic growth was driven by pricing actions and improved volume of both functional and decorative plating chemistry in Europe.

•EFC: The Company completed the EFC Acquisition on January 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Energy Solutions: net sales increased 4% on a reported basis and 1% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to pricing actions partially offset by lower volumes.
Year to date, net sales increased 49% on a reported basis and 13% on an organic basis. Electronics' consolidated results were positively impacted by $209 million of pass-through metals pricing and $193 million of acquisitions and Specialties' consolidated results were positively impacted by $10.5 million of acquisitions net of divestitures.
The following table reconciles GAAP net sales growth to organic net sales growth:

	Six Months Ended		% Change
	June 30,
(dollars in millions)	2026	2025	Reported Net Sales Growth	Impact of Currency	Pass-Through Metals Pricing	Acquisitions & Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$694.5	$415.1	67%	(2)%	(50)%	—%	15%
Circuitry Solutions	299.7	251.0	19%	(3)%	—%	—%	16%
Micromax	193.4	—	100%	—%	—%	(100)%	—%
Semiconductor Solutions	212.9	167.6	27%	(2)%	—%	—%	25%
Total	1,400.5	833.7	68%	(2)%	(25)%	(23)%	17%

Specialties:
Industrial Solutions	337.7	320.7	5%	(4)%	—%	—%	2%
EFC	34.7	—	100%	—%	—%	(100)%	—%
Graphics Solutions	—	24.2	(100)%	—%	—%	100%	—%
Energy Solutions	45.0	40.3	12%	(4)%	—%	—%	7%
Total	417.4	385.2	8%	(3)%	—%	(3)%	2%

Total	$1,817.9	$1,218.9	49%	(3)%	(17)%	(17)%	13%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 68% on a reported basis and 17% on an organic basis. Net sales from pass-through metals were $573 million and $215 million for the six months ended June 30, 2026 and 2025, respectively.
•Assembly Solutions: net sales increased 67% on a reported basis and 15% on an organic basis. Pass-through metals pricing had a positive impact of 50% on reported net sales. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was driven by volume increases across several product categories in Asia highlighted by growth in engineered preform materials for datacenter applications.
•Circuitry Solutions: net sales increased 19% on a reported basis and 16% on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Micromax: The Company completed the Micromax Acquisition on February 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Semiconductor Solutions: net sales increased 27% on a reported basis and 25% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for plating solutions for advanced packaging and inflation on precious metals content within these products, as well as growth in power electronics.

Year to date, Specialties' net sales increased 8% on a reported basis and 2% on an organic basis.
•Industrial Solutions: net sales increased 5% on a reported basis and 2% on an organic basis. Foreign exchange had a positive impact of 4% on reported net sales. Organic growth was driven by pricing actions and improved volume of both functional and decorative plating chemistry in Europe.
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
Gross Profit

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Gross profit
Electronics	$236.4	$179.4	32%	31%	$465.1	$340.4	37%	35%
Specialties	97.6	87.0	12%	10%	191.6	176.5	9%	5%
Total	$334.0	$266.4	25%	24%	$656.7	$516.9	27%	25%

Gross margin
Electronics	30.8%	40.8%	(1,000) bps		33.2%	40.8%	(760) bps
Specialties	46.3%	46.9%	(60) bps		45.9%	45.8%	10 bps
Total	34.2%	42.6%	(840) bps		36.1%	42.4%	(630) bps
Electronics' gross profit in the second quarter of 2026 increased by 32% on a reported basis and 31% on a constant currency basis. The Micromax Acquisition had a positive impact of 18% on constant currency gross profit which includes $33.4 million of gross profit less an inventory step-up from purchase accounting of $1.4 million. The constant currency increase in gross profit dollars was primarily driven by broad-based organic volume growth across the Electronics businesses. Gross profit margins excluding net sales from pass-through metals decreased 240 basis points when compared to the second quarter of 2025. The decrease in gross margin excluding the impact of pass-through metals was primarily due to negative mix from lower margin precious metals-based product revenue.

Specialties' gross profit in the second quarter of 2026 increased by 12% on a reported basis and 10% on a constant currency basis. The EFC Acquisition had a positive impact of 7% on constant currency gross profit which includes $7.0 million of gross profit less an inventory step-up from purchase accounting of $0.7 million. Softer underlying gross margin improvement was primarily driven by raw material inflation.

Year to date, Electronics' gross profit increased by 37% on a reported basis and 35% on a constant currency basis. The Micromax Acquisition had a positive impact of 13% on constant currency gross profit which includes $47.0 million of gross profit less an inventory step-up from purchase accounting of $2.8 million. The constant currency increase in gross profit dollars was primarily driven by broad-based organic volume growth across the Electronics businesses. Gross profit margins excluding net sales from pass-through metals improved 120 bps when compared to the prior year period. The increase in gross margin excluding the impact of pass-through metals was primarily due to positive mix from higher value product sales within the portfolio, including the Micromax products.

Year to date, Specialties' gross profit increased by 9% on a reported basis and 5% on a constant currency basis. The EFC Acquisition had a positive impact of 7% on constant currency gross profit which includes $14.8 million of gross profit less an inventory step-up from purchase accounting of $2.6 million. The MGS Transaction had a negative impact of $8.8 million, or 5%, on constant currency gross profit. Underlying gross margin improvement was primarily driven by growth in the higher margin Energy Solutions business.

Operating Expenses

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Selling, technical, general and administrative	$200.8	$155.9	29%	28%	$391.9	$313.1	25%	23%
Research and development	19.5	16.2	20%	19%	39.7	32.1	24%	22%
Total	$220.3	$172.1	28%	27%	$431.6	$345.2	25%	23%
Operating expenses in the second quarter of 2026 increased 28% on a reported basis and 27% on a constant currency basis. The constant currency increase was primarily driven by $10.3 million of operating expenses related to businesses acquired in the first quarter of 2026 ($6.4 million from the Micromax Acquisition and $3.9 million from the EFC Acquisition), higher incentive compensation costs due to increased expectations for strong full year financial results, $5.7 million of higher non-recurring acquisition and integration costs and a $3.4 million increase in the fair value of the contingent consideration associated with the EFC Acquisition in the second quarter of 2026.

Year to date, operating expenses increased 25% on a reported basis and 23% on a constant currency basis. The constant currency increase was primarily driven by $20.6 million of operating expenses related to businesses acquired in the first quarter of 2026 ($12.0 million from the Micromax Acquisition and $8.6 million from the EFC Acquisition), higher incentive compensation costs due to increased expectations for strong full year financial results, $16.0 million of higher non-recurring acquisition and integration costs and a $9.3 million increase in the fair value of the contingent consideration associated with the EFC Acquisition in 2026; partially offset by $4.5 million of lower operating expenses due to the sale of MacDermid Graphics Solutions in the first quarter of 2025.
Other (Expense) Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2026	2025	2026	2025
Other (expense) income
Interest expense, net	$(24.0)	$(12.9)	$(45.5)	$(27.2)
Foreign exchange gains (losses)	6.7	(17.1)	5.8	(23.4)
Other income (expense), net	10.7	4.5	4.4	(8.6)
(Loss) gain on divestitures	—	(5.5)	—	66.6
Total	$(6.6)	$(31.0)	$(35.3)	$7.4
Interest expense, net
For the three and six months ended June 30, 2026 and 2025, interest expense, net increased $11.1 million and $18.3 million, respectively, primarily due to a higher outstanding term loan principal balance and lower interest income when compared to the prior year period as well as interest expense due to borrowings under the Company's revolving credit facility in 2026.
Foreign exchange gains (losses)
For the three and six months ended June 30, 2026 and 2025, the fluctuations in foreign exchange gains (losses) were primarily driven by the remeasurement of intercompany loans.
Other income (expense), net
For the three months ended June 30, 2026, other income, net included $9.9 million of net gains associated with metals derivative contracts ($1.9 million of realized and $8.0 million of unrealized gains) and $0.8 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended June 30, 2025, other income, net included

$1.4 million of net gains associated with metals derivative contracts ($2.5 million of realized losses and $3.9 million of unrealized gains) and $0.9 million of charges due to highly inflationary accounting for our operations in Turkey.

For the six months ended June 30, 2026, other income, net included $4.7 million of net gains associated with metals derivative contracts ($25.0 million of realized losses and $29.7 million of unrealized gains) and $1.4 million of charges due to highly inflationary accounting for our operations in Turkey. For the six months ended June 30, 2025, other expense, net included $9.7 million of net losses associated with metals derivative contracts ($2.9 million of realized and $6.9 million of unrealized losses), $2.1 million of charges due to highly inflationary accounting for our operations in Turkey and $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3.

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

For the three months ended June 30, 2026, the Company recognized income tax expense of $29.8 million as compared to $15.8 million in the same period for 2025. Income tax expense for the three months ended June 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI), an expense related to net Controlled Foreign Corporation tested income (commonly referred to as NCTI), and the impact of changes to the level and mix of earnings.

For the six months ended June 30, 2026, the Company recognized income tax expense of $56.5 million as compared to $33.6 million in the same period for 2025. Income tax expense for the six months ended June 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDDEI partially offset with foreign tax credit valuation allowances of $6.4 million NCTI, and the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three and six months ended June 30, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain on sale of $70.9 million as of March 31, 2025. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

See Note 10, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.

Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Six Months Ended		% Change
	June 30,				June 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Net income:
Total	$77.3	$47.5	63%		$133.3	$145.5	(8)%

Adjusted EBITDA:
Electronics	$141.5	$96.5	47%	44%	$260.6	$185.4	41%	37%
Specialties	42.0	39.5	7%	4%	85.2	79.0	8%	4%
Total	$183.5	$136.0	35%	33%	$345.8	$264.4	31%	27%

Net income margin:
Total	7.9%	7.6%	30 bps		7.3%	11.9%	(460) bps

Adjusted EBITDA margin:
Electronics	31.5%	29.6%	190bps		31.5%	29.9%	160bps
Specialties	19.9%	21.2%	(130)bps		20.4%	20.5%	(10)bps
Total	27.8%	26.6%	120bps		27.8%	26.3%	150bps
For the three months ended June 30, 2026, Electronics' Adjusted EBITDA increased 47% on a reported basis and 44% on a constant currency basis. The Micromax Acquisition had a positive impact of $30.0 million, or 31%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by the broad-based increase in sales across all businesses.

For the three months ended June 30, 2026, Specialties' Adjusted EBITDA increased 7% on a reported basis and 4% on a constant currency basis. The EFC Acquisition had a positive impact of $3.8 million, or 10%, on constant currency Adjusted EBITDA. The remaining constant currency decrease was primarily driven by increased raw material inflation within the Energy Solutions business.

For the six months ended June 30, 2026, Electronics' Adjusted EBITDA increased 41% on a reported basis and 37% on a constant currency basis. The Micromax Acquisition had a positive impact of $40.2 million, or 22%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by the broad-based increase in sales across all businesses.

For the six months ended June 30, 2026, Specialties' Adjusted EBITDA increased 8% on a reported basis and 4% on a constant currency basis. The EFC Acquisition had a positive impact of $7.5 million, or 10%, on constant currency Adjusted EBITDA. The MGS Transaction had a negative impact of $5.3 million, or 7%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by growth from the Energy Solutions business.
Liquidity and Capital Resources
Our primary sources of liquidity during the six months ended June 30, 2026 were the proceeds from the Add-on Term Loans, our revolving credit facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the Micromax Acquisition, the EFC Acquisition and operations, including working capital and capital expenditures and pay cash dividends. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the second quarter of 2026, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.

For the full year 2026, we expect our capital expenditures to be approximately $100 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During the six months ended June 30, 2026, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $190 million of cash and cash equivalents at June 30, 2026, $170 million was held by our foreign subsidiaries.
The following is a summary of our cash flows (used in) provided by operating, investing, and financing activities during the periods indicated:

	Six Months Ended
	June 30,
(dollars in millions)	2026	2025
Cash provided by operating activities	$33.0	$98.6
Cash (used in) provided by investing activities	$(918.7)	$323.1
Cash provided by (used in) financing activities	$450.4	$(266.0)
Operating Activities
The decrease in net cash flows provided by operating activities of $65.6 million was primarily driven by higher investment in working capital from rising metals prices partially offset by higher cash operating profits (net income adjusted for non-cash items), including higher earnings as a result of the Micromax Acquisition and the EFC Acquisition.
Investing Activities
During the six months ended June 30, 2026, we paid $494 million in connection with the Micromax Acquisition and $367 million in connection with the EFC Acquisition and paid approximately $24.3 million in higher capital expenditures due to several large projects, including the initial build out for Kuprion capacity and plant consolidation projects. During the six months ended June 30, 2025, we received cash proceeds of $326 million from divestitures, primarily related to the closing of the MGS Transaction.
Financing Activities
During the six months ended June 30, 2026, we received cash proceeds of $449 million from the Add-on Term Loans and $50.0 million in net borrowings from the revolving credit facility. In addition, we paid $39.8 million of cash dividends on shares of our common stock. During the six months ended June 30, 2025, we prepaid $200 million of our term loans B-3. In addition, we paid $39.1 million of cash dividends on shares of our common stock, $19.4 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program and $4.8 million for shares of our common stock withheld to satisfy the tax withholding requirements related to the vesting of RSUs included in "Other, net."

Financial Borrowings
Credit Facilities and Senior Notes
At June 30, 2026, we had $2.12 billion of indebtedness, net of unamortized discounts and debt issuance costs of $13.6 million, which was comprised of:
•$1.28 billion of term debt arrangements outstanding under our term loans;
•$800 million of 3.875% USD Notes due 2028; and
•$50.0 million outstanding under our revolving credit facility.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $469 million at June 30, 2026 (net of $6.9 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At June 30, 2026, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
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
Item 1A. Risk Factors
In addition to the risk factors set forth in Part I, Item 1A, Risk Factors of our 2025 Annual Report, you should consider the following risk factors before investing in our securities.
Risks Related to the Solstice Transaction
The completion of the Solstice Transaction is subject to a number of conditions, many of which are largely outside the parties’ control, and, if these conditions are not satisfied or waived, the Solstice Transaction may not be completed within the expected timeframe or at all.

On July 6, 2026, the Company entered into the Merger Agreement, pursuant to which, at the effective time of the First Merger, Merger Sub One will merge with and into the Company, with the Company surviving the merger as the Surviving Corporation, and immediately following the First Merger, and as part of the same overall transaction, the Surviving Corporation will merge with and into Merger Sub Two, with Merger Sub Two surviving the Second Merger as a wholly-owned subsidiary of Solstice.

The completion of the Solstice Transaction is subject to the satisfaction or waiver of certain customary conditions, including, among others: (a) adoption of the Merger Agreement by our stockholders; (b) the approval of the issuance of Solstice common stock in the Solstice Transaction by Solstice’s stockholders; (c) the effectiveness of a registration statement on Form S-4 to be filed with the SEC by Solstice in connection with the issuance of Solstice common stock in the Solstice Transaction; (d) the approval for listing of the shares of Solstice common stock to be issued in the Solstice Transaction on Nasdaq; and (e) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals. The obligation of each party to consummate the Solstice Transaction is also conditioned upon, among other things, the accuracy of the other party’s representations and warranties (subject to certain materiality exceptions), the other party having performed in all material respects its covenants and obligations under the Merger Agreement, the absence of a “Material Adverse Effect” on the other party (as defined in the Merger Agreement), and the receipt by such party of an opinion of counsel to the effect that the Solstice Transaction will qualify for their intended tax treatment.

There can be no assurance that the conditions to completion of the Solstice Transaction, including the receipt of required regulatory approvals, will be satisfied or waived on a timely basis or at all. Further, there can be no assurance that governmental authorities will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing consummation of the Solstice Transaction. If Solstice is required to divest assets or businesses, there can be no assurance that it will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. In addition, we can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Solstice Transaction. If the conditions to completion of the Solstice Transaction are not satisfied or waived, we may be unable to complete the Solstice Transaction in the timeframe or manner currently anticipated or at all.

Failure to complete the Solstice Transaction within the expected timeframe, or at all, could adversely affect our business, results of operations and financial condition, including in the event the Company is required to pay the Company Termination Fee.

There can be no assurance that the Solstice Transaction will be completed in the expected timeframe or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Solstice Transaction, including receipt of certain regulatory and stockholder approvals. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Solstice Transaction are not in our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). In addition, either the Company or Solstice may terminate the Merger Agreement if, among other reasons, the Solstice Transaction has not been consummated by July 6, 2027, subject to an extension to January 5, 2028 under certain circumstances for the purposes of obtaining certain regulatory approvals.

If the Solstice Transaction is not completed in a timely manner or at all, the ongoing business of the Company could be adversely affected and will be subject to certain risks, including, among others, the following: (i) the market price of our common stock (which may reflect a market assumption that the Solstice Transaction will be completed) may decline; (ii) the Company will have incurred, and may continue to incur, significant expenses for professional services and other transaction costs in connection with the Solstice Transaction for which we will have received little or no benefit if the Solstice Transaction is not completed; and (iii) failure to complete the Solstice Transaction may result in negative publicity or result in a negative impression of the Company in the investment community and with customers and other stakeholders. In addition, we may also be subject to litigation related to any failure to complete the Solstice Transaction or to enforcement proceedings commenced against us to perform our obligations under the Merger Agreement.

Further, pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Solstice Transaction that restrict us from taking certain or omitting to take certain actions without Solstice’s prior written consent (not to be unreasonably withheld, conditioned or delayed), which may adversely affect our ability to execute certain of our business strategies or pursue new business opportunities or strategic initiatives. If the Solstice Transaction is not completed, these restrictions could materially affect the business and financial results of the Company and the price of our common stock, including to the extent that the current market price of our common stock is positively affected by a market assumption that the Solstice Transaction will be completed.

In addition, if the Merger Agreement is terminated, in certain circumstances, we could be required to pay to Solstice a termination fee of $376,000,000 (the “Company Termination Fee”). In such circumstances, we may be required to use available cash, including by drawdown on our revolving credit facility, that would have otherwise been available for general corporate purposes or other uses, which may materially and adversely affect our business, results of operations and financial condition.

Securities class action and derivative lawsuits may be brought against us in connection with the Solstice Transaction, which could result in substantial costs.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. As such, litigation may be filed against the board of directors in connection with the Solstice Transaction, including putative stockholder complaints or stockholder class action complaints. Such litigation, the outcome of which is uncertain, could divert the attention of the Company's management and employees from its day-to-day business, otherwise adversely affect the Company’s business, results of operations and financial condition, result in material adverse judgments or settlements and delay or prevent the completion of the Solstice Transaction.

The market value of the Solstice common stock that Company stockholders will receive in the Solstice Transaction may fluctuate materially and may be less than expected.

Because the value of the consideration in the Solstice Transaction depends in part on the market price of Solstice common stock, which may be volatile and subject to market and other factors outside of our control, there can be no assurance regarding the value that Company stockholders will ultimately receive. The market price of Solstice common stock may be affected by factors relating to Solstice, the Solstice Transaction, the anticipated benefits of the Solstice Transaction, the combined company’s future prospects and results of operations, general market and economic conditions, and other factors. As a result, the value of the stock consideration may increase or decrease prior to or following completion of the Solstice Transaction.

While the Solstice Transaction is pending, we will be subject to business uncertainties and certain contractual restrictions that could adversely affect our business, results of operations and financial condition.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Solstice Transaction, which may have a negative impact on our ongoing business and operations. We have incurred, and expect to continue to incur, significant transaction-related costs regardless of whether the Solstice Transaction is completed. Uncertainty regarding the outcome of the Solstice Transaction and our future could disrupt our business relationships with our existing and potential customers, suppliers, distributors, vendors and other business partners, who may attempt to negotiate changes to existing business relationships or consider entering into business relationships with parties other than us. Uncertainty regarding the outcome of the Solstice Transaction could also adversely affect our ability to recruit and retain key personnel and other employees.

In addition, due to certain restrictions in the Merger Agreement on the conduct of our business prior to completing the Solstice Transaction, we may be unable (without Solstice's prior written consent, not to be unreasonably withheld, conditioned or delayed), during the pendency of the Solstice Transaction, to pursue strategic transactions, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial, and such restrictions may cause the Company to forego certain opportunities we might otherwise pursue. Further, the Merger Agreement contains provisions, including the “no solicitation” provisions and the Company Termination Fee, that could discourage a potential competing acquirer of the Company from making a competing proposal more favorable to us than the Solstice Transaction.

The occurrence of any of these events, individually or in combination, could have a material and adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Director and Officer 10b5-1 Trading Arrangements
None

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 6, 2026, by and among the Company, Solstice Advanced Materials Inc., Solar Merger Sub One Inc. and Solar Merger Sub Two LLC,(filed as Exhibit 2.1 of the Current Report on Form 8-K/A filed on July 8, 2026, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws dated April 25, 2023 (filed as Exhibit 3.2 of the Quarterly Report on Form 10-Q filed on April 27, 2023, and incorporated herein by reference)
10.1*	Amendment to Advisory Services Agreement, effective as of May 5, 2026, between the Company and Mariposa Capital, LLC
10.2*	Letter Agreement, dated July 6, 2026, between the Company and John E. Capps
31.1*	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
*    Filed herewith.
**     Furnished herewith.
***    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this July 28, 2026.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)