Form 10-Q
period 2026-09-30
Element Solutions Inc
filed 2026-10-22
CIK 1590714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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
Number of shares of common stock outstanding at October 15, 2026: 242,602,998

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

EBITDA	Earnings before interest, taxes, depreciation and amortization.
EFC Acquisition	Element Solutions' acquisition of EFC Gases & Advanced Materials ("EFC") on January 2, 2026.
Electronics	Element Solutions' MacDermid Alpha Electronics Solutions business segment.
Exchange Act	Securities Exchange Act of 1934, as amended.
GAAP	U.S. Generally Accepted Accounting Principles.
Kuprion Acquisition	Element Solutions' acquisition of Kuprion, Inc. on May 19, 2023.
Micromax Acquisition	Element Solutions' acquisition of Micromax (US) Holdings LLC ("Micromax") on February 2, 2026.
MGS Transaction	Element Solutions' sale of its flexographic printing plate business, MacDermid Graphics Solutions, on February 28, 2025.
Quarterly Report	This quarterly report on Form 10-Q for the three and nine months ended September 30, 2026.
RSUs	Restricted stock units issued by Element Solutions from time to time under its Amended and Restated 2013 Incentive Compensation Plan or 2024 Incentive Compensation Plan, as applicable.
SEC	Securities and Exchange Commission.
Solstice	Solstice Advanced Materials Inc., a Delaware corporation.
Solstice Transaction	The proposed acquisition of Element Solutions by Solstice pursuant to the Agreement and Plan of Merger, dated as of July 6, 2026, by and among Element Solutions, Solstice, Solar Merger Sub One Inc. and Solar Merger Sub Two LLC. On August 27, 2026 the parties mutually agreed to terminate the Agreement and Plan of Merger.
Specialties	Element Solutions' Element Specialties business segment.
2025 Annual Report	Element Solutions' annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 18, 2026.
3.875% USD Notes due 2028	Element Solutions' $800 million aggregate principal amount of 3.875% senior notes due 2028, denominated in U.S. dollars, issued on August 18, 2020.

i

Forward-Looking Statements
This Quarterly Report contains forward-looking statements that can be identified by words such as "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "assume," "estimate," "predict," "seek," "continue," "outlook," "may," "might," "aim," "can have," "likely," "potential," "target," "hope," "goal," "priority" or "confident" and variations of such words and similar expressions. Many of the forward-looking statements include, but are not limited to, statements, beliefs, projections and expectations regarding the benefits of the Kuprion Acquisition, the MGS Transaction, the EFC Acquisition and the Micromax Acquisition; the tax treatment and tax implications of the MGS Transaction; EFC's earn-out and probability of achievement of the performance targets related to certain EFC performance-based RSUs; deferred payments related to the Kuprion Acquisition; the war in Ukraine, the Iran conflict and other hostilities in the Middle East as well as actions in response thereto and their impact on market conditions and the global economy; increases in tariffs and/or imposition of new tariffs and other changes in trade policy in the U.S. and other countries, and other economic factors that may affect cost structure and demand, including the cost and availability of raw materials and precious metals; capital requirements and need for and availability of financing; the impact of government regulations on our ability to conduct operations; the impact of new accounting standards and accounting changes; potential share repurchases; our dividend policy and dividend declarations; our hedging activities; timing and outcome of environmental and legal matters; tax planning strategies and assessments; the impact of changes to privacy, cybersecurity, environmental, global trade, tax and other governmental regulations; impairments, including those on goodwill and other intangible assets; price volatility and cost environment; inflation and fluctuations in foreign exchange rates; our liquidity, cash flows and capital allocation; funding sources; expected capital expenditures; debt and debt leverage ratio; pension plan contributions; contractual obligations; general views about future operating results; sustainability goals; expected returns to stockholders; risk management programs; future prospects; and other events or developments that we expect or anticipate will occur in the future.

Although we believe these forward-looking statements are based upon reasonable assumptions regarding our business and expectations about future events, financial performance and trends, there can be no assurance that our actual results will not differ materially from any results expressed or implied in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, of our 2025 Annual Report and Part II, Item 1A, Risk Factors, of our Form 10-Q for the quarterly period ended June 30, 2026. In addition, as we operate in a very competitive and rapidly changing environment, new risks may emerge from time to time. Any forward-looking statement included in this Quarterly Report is based solely on information currently available and speaks only as of the date on which it is made. We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Please consult any further disclosures on related subjects in our SEC filings.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$995.3	$656.1	$2,813.2	$1,875.0
Cost of sales	652.9	379.1	1,814.1	1,081.1
Gross profit	342.4	277.0	999.1	793.9
Operating expenses:
Selling, technical, general and administrative	205.6	158.1	597.5	471.2
Research and development	22.9	18.1	62.6	50.2
Total operating expenses	228.5	176.2	660.1	521.4
Operating profit	113.9	100.8	339.0	272.5
Other (expense) income:
Interest expense, net	(22.8)	(13.3)	(68.3)	(40.5)
Foreign exchange gains (losses)	6.0	(11.0)	11.8	(34.4)
Other (expense) income, net	(3.8)	(14.0)	0.6	(22.6)
(Loss) gain on divestitures	—	(7.0)	—	59.6
Total other expense	(20.6)	(45.3)	(55.9)	(37.9)
Income before income taxes and non-controlling interests	93.3	55.5	283.1	234.6
Income tax expense	(27.6)	(16.2)	(84.1)	(49.8)
Net income	65.7	39.3	199.0	184.8
Net income attributable to non-controlling interests	—	—	(0.1)	(0.1)
Net income attributable to common stockholders	$65.7	$39.3	$198.9	$184.7

Earnings per share
Basic	$0.27	$0.16	$0.82	$0.76
Diluted	$0.27	$0.16	$0.82	$0.76

Weighted average common shares outstanding
Basic	243.5	241.6	243.5	242.0
Diluted	243.7	242.0	243.8	242.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$65.7	$39.3	$199.0	$184.8

Other comprehensive income
Foreign currency translation:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $2.5 and $2.5 for the three months ended September 30, 2026 and 2025 and $8.4 and $(21.7) for the nine months ended September 30, 2026 and 2025, respectively	16.9	(0.7)	25.2	134.1
Reclassifications, net of tax benefit of $0.0 for the three months ended September 30, 2026 and 2025 and $0.0 and $0.8 for the nine months ended September 30, 2026 and 2025, respectively	—	0.1	—	29.9
Total foreign currency translation adjustments	16.9	(0.6)	25.2	164.0
Derivative financial instruments:
Other comprehensive income (loss) before reclassifications, net of tax expense (benefit) of $5.0 and $0.1 for the three months ended September 30, 2026 and 2025 and $9.5 and $(3.9) for the nine months ended September 30, 2026 and 2025, respectively	16.4	0.4	31.3	(12.6)
Reclassifications, net of tax benefit of $0.0 and $0.3 for the three months ended September 30, 2026 and 2025 and $0.0 and $0.9 for the nine months ended September 30, 2026 and 2025, respectively	—	(1.3)	—	(3.9)
Total unrealized gain (loss) on qualified hedging derivatives	16.4	(0.9)	31.3	(16.5)
Other comprehensive income (loss)	33.3	(1.5)	56.5	147.5
Comprehensive income	99.0	37.8	255.5	332.3
Comprehensive income attributable to non-controlling interests	—	0.1	—	0.1
Comprehensive income attributable to common stockholders	$99.0	$37.9	$255.5	$332.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in millions)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents	$224.9	$626.5
Accounts receivable, net of allowance for doubtful accounts of $9.4 and $9.4 at September 30, 2026 and December 31, 2025, respectively	736.1	517.7
Inventories	409.4	294.7
Prepaid expenses	45.7	28.3
Other current assets	160.4	115.3
Total current assets	1,576.5	1,582.5
Property, plant and equipment, net	425.8	319.6
Goodwill	2,548.7	2,241.9
Intangible assets, net	987.3	657.2
Deferred income tax assets	162.9	175.5
Other assets	160.0	124.7
Total assets	$5,861.2	$5,101.4
Liabilities and stockholders' equity
Accounts payable	$199.2	$165.5
Current installments of long-term debt and revolving credit facilities	27.9	—
Accrued expenses and other current liabilities	339.5	264.4
Total current liabilities	566.6	429.9
Debt	2,054.2	1,625.9
Pension and post-retirement benefits	22.2	22.3
Deferred income tax liabilities	104.5	93.1
Other liabilities	226.6	240.8
Total liabilities	2,974.1	2,412.0
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock - Series A	—	—
Common stock: 400.0 shares authorized (2026: 270.6 shares issued; 2025: 269.6 shares issued)	2.7	2.7
Additional paid-in capital	4,319.6	4,279.2
Treasury stock (2026: 28.0 shares; 2025: 26.9 shares)	(431.8)	(393.9)
Accumulated deficit	(765.6)	(904.6)
Accumulated other comprehensive loss	(252.3)	(308.9)
Total stockholders' equity	2,872.6	2,674.5
Non-controlling interests	14.5	14.9
Total equity	2,887.1	2,689.4
Total liabilities and stockholders' equity	$5,861.2	$5,101.4

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$199.0	$184.8
Reconciliations of net income to net cash flows provided by operating activities:
Depreciation and amortization	132.3	114.0
Deferred income taxes	(1.4)	(16.2)
Foreign exchange (gains) losses	(17.7)	28.6
Incentive stock compensation	38.9	15.8
Gain on divestitures	—	(59.6)
EFC contingent consideration	3.4	—
Other, net	11.8	9.7
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(137.3)	(49.6)
Inventories	(80.7)	(35.0)
Accounts payable	29.7	15.8
Accrued expenses	49.1	(16.5)
Prepaid expenses and other current assets	(34.6)	(14.4)
Other assets and liabilities	(0.3)	21.3
Net cash flows provided by operating activities	192.2	198.7
Cash flows from investing activities:
Capital expenditures	(83.4)	(45.2)
Proceeds from disposal of property, plant and equipment	—	0.8
Proceeds from divestitures (net of cash of $2.5 million)	—	323.8
Acquisitions, net of cash acquired	(865.8)	—
Other, net	0.2	25.5
Net cash flows (used in) provided by investing activities	(949.0)	304.9
Cash flows from financing activities:
Debt proceeds, net of discount	449.4	—
Repayments of borrowings	(6.4)	(202.6)
Changes in lines of credit, net	15.0	—
Repurchases of common stock	(37.7)	(19.4)
Dividends	(59.3)	(58.4)
Payment of financing fees	(6.1)	—
Other, net	0.2	(0.7)
Net cash flows provided by (used in) financing activities	355.1	(281.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	12.4
Net (decrease) increase in cash and cash equivalents	(401.6)	234.9
Cash and cash equivalents at beginning of period	626.5	359.4
Cash and cash equivalents at end of period	$224.9	$594.3

 See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Three Months Ended September 30, 2026	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2026	270,559,274	$2.7	$4,300.8	26,873,204	$(394.0)	$(811.2)	$(285.6)	$2,812.7	$14.6	$2,827.3
Net income	—	—	—	—	—	65.7	—	65.7	—	65.7
Other comprehensive income, net of taxes	—	—	—	—	—	—	33.3	33.3	—	33.3
Exercise/ vesting of stock-based compensation	6,303	—	—	—	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	14,294	—	0.4	—	—	—	—	0.4	—	0.4
Repurchases of common stock	—	—	—	1,103,886	(37.8)	—	—	(37.8)	—	(37.8)
Dividends ($0.08 per share)	—	—	—	—	—	(20.1)	—	(20.1)	—	(20.1)
Equity compensation expense	—	—	18.4	—	—	—	—	18.4	—	18.4
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2026	270,579,871	$2.7	$4,319.6	27,977,090	$(431.8)	$(765.6)	$(252.3)	$2,872.6	$14.5	$2,887.1

Three Months Ended September 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at June 30, 2025	267,722,822	$2.7	$4,226.3	26,107,722	$(373.8)	$(910.9)	$(318.1)	$2,626.2	$15.1	$2,641.3
Net income	—	—	—	—	—	39.3	—	39.3	—	39.3
Other comprehensive loss, net of taxes	—	—	—	—	—	—	(1.4)	(1.4)	(0.1)	(1.5)
Exercise/ vesting of stock-based compensation	366,627	—	4.2	1,792	(0.1)	—	—	4.1	—	4.1
Issuance of common stock under Employee Stock Purchase Plan	19,979	—	0.4	—	—	—	—	0.4	—	0.4
Dividends ($0.08 per share)	—	—	—	—	—	(19.5)	—	(19.5)	—	(19.5)
Equity compensation expense	—	—	4.6	—	—	—	—	4.6	—	4.6
Balance at September 30, 2025	268,109,428	$2.7	$4,235.5	26,109,514	$(373.9)	$(891.1)	$(319.5)	$2,653.7	$15.0	$2,668.7

See accompanying notes to the Condensed Consolidated Financial Statements

ELEMENT SOLUTIONS INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in millions, except share amounts)

Nine Months Ended September 30, 2026	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2025	269,596,952	$2.7	$4,279.2	26,867,999	$(393.9)	$(904.6)	$(308.9)	$2,674.5	$14.9	$2,689.4
Net income	—	—	—	—	—	198.9	—	198.9	0.1	199.0
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	56.6	56.6	(0.1)	56.5
Exercise/ vesting of stock-based compensation	938,713	—	—	2,134	—	—	—	—	—	—
Issuance of common stock under Employee Stock Purchase Plan	44,206	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	—	1,106,957	(37.9)	—	—	(37.9)	—	(37.9)
Dividends ($0.24 per share)	—	—	—	—	—	(59.9)	—	(59.9)	—	(59.9)
Equity compensation expense	—	—	39.3	—	—	—	—	39.3	—	39.3
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2026	270,579,871	$2.7	$4,319.6	27,977,090	$(431.8)	$(765.6)	$(252.3)	$2,872.6	$14.5	$2,887.1

Nine Months Ended September 30, 2025	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity
	Shares	Amount		Shares	Amount
Balance at December 31, 2024	267,154,474	$2.7	$4,214.1	24,972,401	$(349.5)	$(1,017.1)	$(467.2)	$2,383.0	$15.4	$2,398.4
Net income	—	—	—	—	—	184.7	—	184.7	0.1	184.8
Other comprehensive income (loss), net of taxes	—	—	—	—	—	—	147.7	147.7	(0.2)	147.5
Exercise/ vesting of stock-based compensation	899,418	—	4.2	187,315	(4.9)	—	—	(0.7)	—	(0.7)
Issuance of common stock under Employee Stock Purchase Plan	55,536	—	1.1	—	—	—	—	1.1	—	1.1
Repurchases of common stock	—	—	—	949,798	(19.5)	—	—	(19.5)	—	(19.5)
Dividends ($0.24 per share)	—	—	—	—	—	(58.7)	—	(58.7)	—	(58.7)
Equity compensation expense	—	—	16.1	—	—	—	—	16.1	—	16.1
Changes in non-controlling interests	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Balance at September 30, 2025	268,109,428	$2.7	$4,235.5	26,109,514	$(373.9)	$(891.1)	$(319.5)	$2,653.7	$15.0	$2,668.7

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
Solstice Transaction
On July 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solstice. On August 27, 2026, the Company and Solstice entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement which, subject to customary exceptions, mutually released the parties from any claims of liability to one another relating to the contemplated merger transaction.
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

In connection with the EFC Acquisition, certain EFC executives were granted approximately 1.45 million performance-based RSUs with an aggregate grant date fair value of $37.5 million. These RSUs were granted in two tranches with vesting subject to the achievement of EFC's Adjusted EBITDA performance targets for 2028 and 2030. The actual number of shares of the Company's common stock to be issued under these grants will range between 0% and 150% depending on the applicable Adjusted EBITDA performance level achieved in 2028 or 2030. If EFC's Adjusted EBITDA target level for any tranche is not achieved in the relevant year, the vesting of that tranche will be delayed by one year and EFC's Adjusted EBITDA generated that following year will be used to assess performance capped at 100%. As of September 30, 2026, the Company believes the achievement of these targets is probable and recognized $1.9 million and $5.6 million of compensation expense for these awards in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026, respectively.

The following table summarizes the allocation of the purchase price of the Micromax and EFC Acquisitions (together, the "Acquisitions") to the identified assets acquired and liabilities assumed at the respective acquisition dates:

(dollars in millions)	Micromax	EFC
Consideration
Cash, net	$494.3	$366.6
Contingent consideration (See Note 7, Financial Instruments)	—	16.1
Total consideration	$494.3	$382.7

Identifiable assets acquired and liabilities assumed
Accounts receivable	$72.3	$10.3
Inventories	29.1	13.8
Other current assets	7.0	1.2
Property, plant and equipment	48.1	31.2
Identifiable intangible assets	235.0	172.0
Other assets	19.6	3.2
Current liabilities	(23.5)	(10.6)
Deferred income taxes	(4.7)	—
Other long-term liabilities	(17.5)	(2.2)
Total identifiable net assets	365.4	218.9
Goodwill	128.9	163.8
Total purchase price	$494.3	$382.7
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
As of September 30, 2026, the purchase price allocation for each of the Acquisitions is preliminary. We expect to complete the purchase price allocation within the applicable one year measurement period.

The Acquisitions were not significant to our Condensed Consolidated Financial Statements; therefore, pro forma and post acquisition results of operations have not been presented.
3. INVENTORIES
The major components of inventory, on a net basis, were as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Finished goods	$216.9	$152.7
Work in process	85.4	57.9
Raw materials and supplies	107.1	84.1
Total inventories	$409.4	$294.7
4. PROPERTY, PLANT AND EQUIPMENT, NET
The major components of property, plant and equipment, net were as follows:

(dollars in millions)	September 30, 2026	December 31, 2025
Land and leasehold improvements	$62.6	$48.9
Buildings and improvements	229.2	214.8
Machinery, equipment, fixtures and software	459.9	391.2
Construction in process	98.5	49.6
Total property, plant and equipment	850.2	704.5
Accumulated depreciation	(424.4)	(384.9)
Property, plant and equipment, net	$425.8	$319.6
For the three months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $14.8 million and $10.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $44.5 million and $29.7 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS, NET
Goodwill
The changes in the carrying amount of goodwill by segment were as follows:

(dollars in millions)	Electronics	Specialties		Total
Balance at December 31, 2025	$1,315.5	$926.4	(1)	$2,241.9
Acquisitions (2)	128.9	163.8		292.7
Foreign currency translation and other	16.3	(2.2)		14.1
Balance at September 30, 2026	$1,460.7	$1,088.0		$2,548.7
(1) Includes accumulated impairment losses of $46.6 million.
(2) The Company completed the Micromax Acquisition and the EFC Acquisition on February 2, 2026 and January 2, 2026, respectively. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.

Intangible Assets, Net
The major components of intangible assets, net were as follows:

	September 30, 2026			December 31, 2025
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$1,092.5	$(514.0)	$578.5	$876.8	$(532.9)	$343.9
Developed technology	290.5	(164.7)	125.8	313.3	(272.2)	41.1
Trade names	194.2	(56.6)	137.6	163.8	(46.4)	117.4
Reacquired distribution rights	187.0	(41.6)	145.4	187.0	(32.2)	154.8
Total	$1,764.2	$(776.9)	$987.3	$1,540.9	$(883.7)	$657.2
For the three months ended September 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $30.3 million and $28.6 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded amortization expense on intangible assets of $87.8 million and $84.3 million, respectively.
In the third quarter of 2026, two additional milestones were achieved related to the Kuprion Acquisition. The Company capitalized a $12.7 million developed technology intangible asset (comprised of $9.7 million for the milestone payments plus a gross up of the intangible asset for deferred taxes of $3.0 million) as an adjustment to the cost basis of the asset. As a result, amortization was recognized from the date on which the developed technology met the accounting definition of an asset, which occurred in the fourth quarter of 2025, and is being amortized over 10 years. While the milestone was achieved in the third quarter of 2026, the associated payment was made in the fourth quarter of 2026 and $9.7 million will be included in "Acquisitions, net of cash acquired" as a cash outflow from investing activities in the Condensed Consolidated Statements of Cash Flows.
In the fourth quarter of 2025, a milestone agreed to as part of the Kuprion Acquisition was achieved. As the technology developed met the accounting definition of an asset, the Company capitalized a $6.3 million developed technology intangible asset (comprised of $4.9 million for the milestone payment plus a gross up of the intangible asset for deferred taxes of $1.4 million), which is being amortized over 10 years. While the milestone was achieved in the fourth quarter of 2025, the associated payment was made in the first quarter of 2026 and $4.9 million is included in "Acquisitions, net of cash acquired" as a cash outflow from investing activities in the Condensed Consolidated Statements of Cash Flows.

6. DEBT
The Company’s debt obligations consisted of the following:

(dollars in millions)	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Term Loans (1)	2030	SOFR plus 1.75%	$1,270.2	$830.3
Senior Notes - $800 million (2)	2028	3.875%	796.9	795.6
Borrowings under the Revolving Credit Facility	2031	SOFR plus 1.50%	15.0	—
Total debt			2,082.1	1,625.9
Less: current installments of long-term debt and revolving credit facilities			27.9	—
Total long-term debt			$2,054.2	$1,625.9

(1) Term loans, net of unamortized discounts and debt issuance costs of $9.5 million and $5.9 million at September 30, 2026 and December 31, 2025, respectively. The effective interest rate was 4.4% and 4.5% at September 30, 2026 and December 31, 2025, respectively, including the effects of interest rate swaps and net investment hedges. See Note 7, Financial Instruments, to the unaudited Condensed Consolidated Financial Statements for further information regarding the Company's interest rate swaps and net investment hedges.
(2) Senior notes, net of unamortized debt issuance costs of $3.1 million and $4.4 million at September 30, 2026 and December 31, 2025, respectively. The effective interest rate was 4.1% at both September 30, 2026 and December 31, 2025.
Credit Agreement
The Company is a party to the Credit Agreement which, at September 30, 2026, provided for senior secured credit facilities consisting of a tranche of term loans B-3 of $1.28 billion maturing in 2030, and a revolving credit facility of $500 million, maturing in 2031. The Company's outstanding term loans bear interest at a per annum rate based on an adjusted one-month SOFR (as described in the Credit Agreement) plus a spread of 1.75%.
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
At September 30, 2026, the Company was in compliance with the debt covenants contained in the Credit Agreement and had full availability of its unused borrowing capacity of $478 million, net of letters of credit, under the revolving credit facility. The Company is required to pay a commitment fee on any undrawn portion of the revolving credit facility which is not material.
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
Lines of Credit and Other Debt Facilities
The Company has access to various revolving lines of credit, short-term debt facilities and overdraft facilities worldwide which are used to fund short-term cash needs. At September 30, 2026, the aggregate principal amount outstanding under such facilities totaled $15.0 million and there were no material amounts outstanding under such facilities at December 31, 2025. The Company had letters of credit outstanding of $7.0 million at September 30, 2026 and December 31, 2025, respectively, which reduced the borrowings available under the various facilities. At September 30, 2026 and December 31, 2025, the availability under these facilities, including the revolving credit facility under the Credit Agreement, totaled approximately $506 million and $390 million, respectively, net of outstanding letters of credit.
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
The total notional value of the interest rate swaps and cross-currency swaps was $1.17 billion and $831 million at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, approximately $690 million in notional value matures in December 2028 and approximately $483 million matures in December 2029. The remaining term loan notional value of approximately $107 million is not hedged. The net result of these hedges is an effective interest rate of approximately 4.4% at September 30, 2026 on the term loans B-3, which could vary in the future due to changes in the euro and the U.S. dollar exchange rate and, to a lesser extent, fluctuations in SOFR.
Changes in the estimated fair value of interest rate swaps are recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense, net" in the Condensed Consolidated Statements of Operations as the underlying hedged item affects earnings. The fair value of the interest rate swaps was a net asset of $29.9 million and a net liability of $11.0 million at September 30, 2026 and December 31, 2025, respectively.
Changes in the estimated fair value of cross-currency swaps are recorded in "Foreign currency translation" in "Accumulated other comprehensive loss." The fair value of the cross-currency swaps was a net liability of $28.2 million and $64.7 million at September 30, 2026 and December 31, 2025, respectively.
For the three and nine months ended September 30, 2026, these interest rate swaps and cross-currency swaps were deemed highly effective. The Company expects to reclassify a benefit of $9.0 million from "Accumulated other comprehensive loss" to "Interest expense, net" in the Condensed Consolidated Statements of Operations within the next twelve months.
Foreign Currency
The Company conducts a significant portion of its business in currencies other than the U.S. dollar and certain subsidiaries conduct business in currencies other than their functional currency, which is typically their local currency. As a result, the Company’s operating results are impacted by foreign currency exchange rate volatility.
At September 30, 2026, the Company held foreign currency forward contracts to purchase and sell various currencies to mitigate foreign currency exposure primarily with the U.S. dollar, euro and British pound. The Company has not designated any foreign currency exchange forward contracts as eligible for hedge accounting and, as a result, changes in the fair value of foreign currency forward contracts are recorded in the Condensed Consolidated Statements of Operations as "Other (expense) income, net." The total notional value of foreign currency exchange forward contracts held at September 30, 2026 and December 31, 2025 was approximately $188 million and $133 million, respectively, with settlement dates generally within one year. The fair value of the foreign currency forward contracts was a net current liability of $0.6 million and $0.9 million at September 30, 2026 and December 31, 2025, respectively.
Commodities
The Company enters into commodity derivative contracts for the purpose of mitigating its exposure to fluctuations in prices of certain metals used in the production of its finished goods. The Company held derivative contracts to purchase and sell various metals, primarily silver and tin, for a notional amount of $114 million and $91.4 million at September 30, 2026 and December 31, 2025, respectively. The fair value of the metals derivative contracts was a net current asset of $4.5 million and a net current liability of $13.5 million at September 30, 2026 and December 31, 2025, respectively. Substantially all contracts outstanding at September 30, 2026 have delivery dates within one year. The Company has not designated these derivatives as hedging instruments and, accordingly, records changes in their fair values in the Condensed Consolidated Statements of Operations as "Other (expense) income, net."

Fair Value Measurements
The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis:

(dollars in millions)	Balance sheet location	Classification	September 30, 2026	December 31, 2025
Asset Category
Foreign exchange contracts	Other current assets	Level 2	$0.1	$0.1
Metals contracts	Other current assets	Level 2	5.2	1.0
Interest rate swaps	Other current assets	Level 2	9.0	—
Cross-currency swaps	Other current assets	Level 2	14.3	8.0
Interest rate swaps	Other assets	Level 2	20.9	—
Cross-currency swaps	Other assets	Level 2	5.9	—
Total			$55.4	$9.1

Liability Category
Foreign exchange contracts	Accrued expenses and other current liabilities	Level 2	$0.7	$1.0
Metals contracts	Accrued expenses and other current liabilities	Level 2	0.7	14.5
Interest rate swaps	Accrued expenses and other current liabilities	Level 2	—	2.9
Contingent consideration	Accrued expenses and other current liabilities	Level 3	19.5	—
Interest rate swaps	Other liabilities	Level 2	—	8.1
Cross-currency swaps	Other liabilities	Level 2	48.4	72.7
Total			$69.3	$99.2
The fair values of Level 2 derivative assets and liabilities are determined using pricing models based upon observable market inputs, such as market spot and futures prices on over-the-counter derivative instruments, market interest rates and consideration of counterparty credit risk.
The fair value of Level 3 contingent consideration represents a potential liability of up to $30.0 million cash or 1.16 million shares of the Company's common stock tied to EFC's expected achievement of Adjusted EBITDA performance metrics for fiscal year 2026. The fair value of the contingent consideration was derived using a Monte Carlo simulation model and the key assumptions included EFC's forecasted Adjusted EBITDA, expected volatility of the Company's stock price and the Company's stock price on the valuation date. For the three and nine months ended September 30, 2026, the fair value of the contingent consideration decreased by $5.9 million and increased by $3.4 million, respectively, which is recorded in "Selling, technical, general and administrative" in the Condensed Consolidated Statements of Operations. The change in fair value was primarily driven by changes in the Company's stock price.
There were no significant transfers of financial instruments between the fair value hierarchy levels for the three and nine months ended September 30, 2026.
The carrying value and estimated fair value of the Company’s long-term debt totaled $2.07 billion and $2.05 billion at September 30, 2026, respectively. At December 31, 2025, the carrying value and estimated fair value both totaled $1.63 billion. The carrying values noted above include unamortized discounts and debt issuance costs. The estimated fair value of long-term debt is measured using quoted market prices for similar instruments at the reporting date multiplied by the gross carrying amount of the related debt, which excludes unamortized discounts and debt issuance costs. Such instruments are valued using Level 2 inputs.

8. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
As part of its stock repurchase program, the Company repurchased approximately 1.1 million shares of its common stock for $37.9 million, inclusive of broker fees and excise tax, during the nine months ended September 30, 2026. The repurchases were funded from cash on hand and allocated to treasury shares. The remaining authorization under the Company's stock repurchase program was approximately $518 million at September 30, 2026.
9. EARNINGS PER SHARE
A computation of weighted average shares of the Company's common stock outstanding and earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, except per share amounts)	2026	2025	2026	2025
Net income	$65.7	$39.3	$199.0	$184.8
Net income attributable to non-controlling interests	—	—	(0.1)	(0.1)
Net income attributable to common stockholders	$65.7	$39.3	$198.9	$184.7

Basic weighted average common shares outstanding	243.5	241.6	243.5	242.0
Denominator adjustments for diluted EPS:
Number of stock options and RSUs	0.2	0.4	0.3	0.4
Denominator adjustments for diluted EPS	0.2	0.4	0.3	0.4
Diluted weighted average common shares outstanding	243.7	242.0	243.8	242.4

Earnings per share attributable to common stockholders:
Basic	$0.27	$0.16	$0.82	$0.76
Diluted	$0.27	$0.16	$0.82	$0.76
For the three and nine months ended September 30, 2026 and 2025, the following securities were not included in the computation of diluted shares outstanding because either the effect would be anti-dilutive or the applicable performance targets were not yet met:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(shares in millions)	2026	2025	2026	2025
Shares issuable for EFC contingent consideration	1.2	—	1.2	—
Shares issuable upon vesting of RSUs and exercise of stock options	2.9	3.7	2.9	4.0
Total	4.1	3.7	4.1	4.0
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
The Company accrues for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current laws and existing technologies. The accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. The Company's environmental liabilities, which are included in the Condensed Consolidated Balance Sheets as "Accrued expenses and other current liabilities" and "Other liabilities," totaled $13.4 million and $9.6 million at September 30, 2026 and December 31, 2025, respectively, primarily driven by environmental remediation, clean-up costs and monitoring of sites that were either closed or disposed of in prior years. While uncertainty exists with respect to the amount and timing of its ultimate environmental liabilities, the Company does not currently anticipate any material losses in excess of the amount recorded. However, new information about the sites, such as results of investigations, could make it necessary for the Company to reassess its potential exposure related to these environmental matters.
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

For the three months ended September 30, 2026, the Company recognized income tax expense of $27.6 million as compared to $16.2 million in the same period for 2025. Income tax expense for the three months ended September 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI), an expense related to net Controlled Foreign Corporation tested income (commonly referred to as NCTI), and the impact of changes to the level and mix of earnings.

For the nine months ended September 30, 2026, the Company recognized income tax expense of $84.1 million as compared to $49.8 million in the same period for 2025. Income tax expense for the nine months ended September 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDDEI partially offset with foreign tax credit valuation allowances of $6.4 million, NCTI, and the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three and nine months ended September 30, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

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

Disaggregated Net Sales
The following table summarizes disaggregated external net sales by product category:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Net sales:
Electronics
Assembly Solutions	$368.6	$237.8	$1,063.1	$652.9
Circuitry Solutions	162.2	137.8	461.9	388.8
Micromax	137.8	—	331.2	—
Semiconductor Solutions	111.0	89.6	323.9	257.2
Total Electronics	779.6	465.2	2,180.1	1,298.9
Specialties
Industrial Solutions	169.8	165.4	507.5	486.1
EFC	23.4	—	58.1	—
Graphics Solutions	—	—	—	24.2
Energy Solutions	22.5	25.5	67.5	65.8
Total Specialties	215.7	190.9	633.1	576.1
Total net sales	$995.3	$656.1	$2,813.2	$1,875.0
Results of Operations
The following table reconciles "Net income" to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$65.7	$39.3	$199.0	$184.8
Add (subtract):
Income tax expense	27.6	16.2	84.1	49.8
Interest expense, net	22.8	13.3	68.3	40.5
Depreciation expense	14.8	10.0	44.5	29.7
Amortization expense	30.3	28.6	87.8	84.3
EBITDA	161.2	107.4	483.7	389.1
Adjustments to reconcile to Adjusted EBITDA:
Inventory step-up	0.4	—	5.8	—
Restructuring expense	3.3	1.5	7.4	4.7
Acquisition, integration and transaction expenses	21.9	11.0	52.6	22.6
Foreign exchange (gains) losses on intercompany loans	(6.1)	11.6	(13.1)	28.2
Loss (gain) on divestitures	—	7.0	—	(59.6)
Unrealized losses (gains) on metals derivative contracts	11.8	6.4	(17.9)	13.3
Debt financing costs	—	—	—	1.8
Change in fair value of EFC contingent consideration	(5.9)	—	3.4	—
Other, net	4.4	2.0	14.9	11.2
Adjusted EBITDA	$191.0	$146.9	$536.8	$411.3

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

	Three Months Ended September 30,
	2026			2025
(dollars in millions)	Electronics	Specialties	Segment Total	Electronics	Specialties	Segment Total
Net sales	$779.6	$215.7	$995.3	$465.2	$190.9	$656.1
Cost of sales	535.3	114.6	649.9	280.8	97.0	377.8
Selling, technical, general and administrative	96.0	60.4	156.4	70.6	49.9	120.5
Research and development	18.9	3.3	22.2	12.1	2.6	14.7
Other segment items (1)	(9.0)	(0.4)	(9.4)	6.4	(0.2)	6.2
Add: Depreciation expense	9.9	4.9	14.8	6.2	3.8	10.0
Adjusted EBITDA	$148.3	$42.7	$191.0	$101.5	$45.4	$146.9

	Nine Months Ended September 30,
	2026			2025
(dollars in millions)	Electronics	Specialties	Segment Total	Electronics	Specialties	Segment Total
Net sales	$2,180.1	$633.1	$2,813.2	$1,298.9	$576.1	$1,875.0
Cost of sales	1,464.9	336.5	1,801.4	774.6	305.0	1,079.6
Selling, technical, general and administrative	270.2	175.0	445.2	206.9	150.6	357.5
Research and development	49.7	10.3	60.0	36.9	8.7	45.6
Other segment items (1)	16.2	(1.9)	14.3	11.7	(1.0)	10.7
Add: Depreciation expense	29.8	14.7	44.5	18.1	11.6	29.7
Adjusted EBITDA	$408.9	$127.9	$536.8	$286.9	$124.4	$411.3
(1) Other segment items for the Electronics segment primarily consisted of $10.0 million of realized gains and $5.1 million of realized losses associated with metals derivative contracts for the three months ended September 30, 2026 and 2025, respectively. Other segment items for the Electronics segment primarily consisted of $15.0 million and $7.9 million of realized losses associated with metals derivative contracts for the nine months ended September 30, 2026 and 2025, respectively. See Note 7, Financial Instruments, to the Condensed Consolidated Financial Statements for further discussion of these derivative instruments.
Assets by Reportable Segment
Total assets by reportable segment at September 30, 2026 and December 31, 2025 are not presented as they are not utilized for purposes of allocating resources and evaluating performance.

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

Recent Developments
Solstice Transaction - On July 6, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solstice. On August 27, 2026, the Company and Solstice entered into a Termination Agreement pursuant to which the parties mutually agreed to terminate the Merger Agreement which, subject to customary exceptions, mutually released the parties from any claims of liability to one another relating to the contemplated merger transaction.
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

Results of Operations
Three and nine months ended September 30, 2026 compared to three and nine months ended September 30, 2025

	Three Months Ended		% Change			Nine Months Ended		% Change
	September 30,					September 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	Organic	2026	2025	Reported	Constant Currency	Organic
Net sales	$995.3	$656.1	52%	52%	13%	$2,813.2	$1,875.0	50%	48%	13%
Cost of sales	652.9	379.1	72%	73%		1,814.1	1,081.1	68%	66%
Gross profit	342.4	277.0	24%	23%		999.1	793.9	26%	24%
Gross margin	34.4%	42.2%	(780) bps	(790) bps		35.5%	42.3%	(680) bps	(690) bps
Operating expenses	228.5	176.2	30%	30%		660.1	521.4	27%	25%
Operating profit	113.9	100.8	13%	12%		339.0	272.5	24%	22%
Operating margin	11.4%	15.4%	(400)bps	(400)bps		12.1%	14.5%	(240)bps	(260)bps
Other expense, net	(20.6)	(45.3)	(55)%			(55.9)	(37.9)	47%
Income tax expense	(27.6)	(16.2)	71%			(84.1)	(49.8)	69%
Net income	$65.7	$39.3	67%			$199.0	$184.8	8%
Net income margin	6.6%	6.0%	60bps			7.1%	9.9%	(280)bps

Adjusted EBITDA	$191.0	$146.9	30%	29%		$536.8	$411.3	31%	28%
Adjusted EBITDA margin	28.2%	27.7%	50bps			27.9%	26.8%	110bps

Net Sales
Net sales in the third quarter of 2026 increased 52% on a reported basis and 13% on an organic basis. Electronics' consolidated results were positively impacted by $94.4 million of pass-through metals pricing and $138 million of acquisitions, which includes $93.1 million of net sales from pass-through metals, and Specialties' consolidated results were positively impacted by $23.4 million of acquisitions.
The following table reconciles GAAP net sales growth to organic net sales growth:

	Three Months Ended		% Change
	September 30,
(dollars in millions)	2026	2025	Reported Net Sales Growth	Impact of Currency	Pass-Through Metals Pricing	Acquisitions	Organic Net Sales Growth
Electronics:
Assembly Solutions	$368.6	$237.8	55%	1%	(40)%	—%	16%
Circuitry Solutions	162.2	137.8	18%	(2)%	—%	—%	16%
Micromax	137.8	—	100%	—%	—%	(100)%	—%
Semiconductor Solutions	111.0	89.6	24%	0%	—%	—%	24%
Total	779.6	465.2	68%	0%	(20)%	(30)%	18%

Specialties:
Industrial Solutions	169.8	165.4	3%	1%	—%	—%	3%
EFC	23.4	—	100%	—%	—%	(100)%	—%
Energy Solutions	22.5	25.5	(12)%	(1)%	—%	—%	(13)%
Total	215.7	190.9	13%	1%	—%	(12)%	1%

Total	$995.3	$656.1	52%	0%	(14)%	(25)%	13%
NOTE: Totals may not sum due to rounding.
Electronics' net sales in the third quarter of 2026 increased 68% on a reported basis and 18% on an organic basis. Net sales from pass-through metals were $319 million and $125 million for the three months ended September 30, 2026 and 2025, respectively.
•Assembly Solutions: net sales increased 55% on a reported basis and 16% on an organic basis. Pass-through metals pricing had a positive impact of 40% on reported net sales. Foreign exchange had a negative impact of 1% on reported net sales. The increase in organic net sales was driven by volume increases across most product categories in Asia, including continued strength in solder paste and engineered preform materials for datacenter applications.
•Circuitry Solutions: net sales increased 18% on a reported basis and 16% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. The increase in organic net sales was primarily due to continued AI and data center investment driving demand for metallization solutions.
•Micromax: The Company completed the Micromax Acquisition on February 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Semiconductor Solutions: net sales increased 24% on a reported basis and 24% on an organic basis. Foreign exchange had an immaterial impact on reported net sales. The increase in organic net sales was primarily due to growth in power electronics; increased demand in Asia for plating solutions for advanced packaging and inflation on precious metals content within these products.

Specialties' net sales in the third quarter of 2026 increased 13% on a reported basis and 1% on an organic basis.
•Industrial Solutions: net sales increased 3% on a reported basis and 3% on an organic basis. Foreign exchange had a negative impact of 1% on reported net sales. Organic growth was primarily driven by pricing actions, including metal inflation-related surcharges.
•EFC: The Company completed the EFC Acquisition on January 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Energy Solutions: net sales decreased 12% on a reported basis and 13% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The decrease in organic net sales was primarily due to temporary equipment downtime at a large customer.
Year to date, net sales increased 50% on a reported basis and 13% on an organic basis. Electronics' consolidated results were positively impacted by $303 million of pass-through metals pricing and $331 million of acquisitions, which includes $226 million of net sales from pass-through metals, and Specialties' consolidated results were positively impacted by $33.9 million of acquisitions net of divestitures.
The following table reconciles GAAP net sales growth to organic net sales growth:

	Nine Months Ended		% Change
	September 30,
(dollars in millions)	2026	2025	Reported Net Sales Growth	Impact of Currency	Pass-Through Metals Pricing	Acquisitions & Divestitures	Organic Net Sales Growth
Electronics:
Assembly Solutions	$1,063.1	$652.9	63%	(1)%	(46)%	—%	16%
Circuitry Solutions	461.9	388.8	19%	(3)%	—%	—%	16%
Micromax	331.2	—	100%	—%	—%	(100)%	—%
Semiconductor Solutions	323.9	257.2	26%	(1)%	—%	—%	25%
Total	2,180.1	1,298.9	68%	(1)%	(23)%	(26)%	18%

Specialties:
Industrial Solutions	507.5	486.1	4%	(2)%	—%	—%	2%
EFC	58.1	—	100%	—%	—%	(100)%	—%
Graphics Solutions	—	24.2	(100)%	—%	—%	100%	—%
Energy Solutions	67.5	65.8	3%	(3)%	—%	—%	0%
Total	633.1	576.1	10%	(2)%	—%	(6)%	2%

Total	$2,813.2	$1,875.0	50%	(2)%	(16)%	(19)%	13%
NOTE: Totals may not sum due to rounding.
Year to date, Electronics' net sales increased 68% on a reported basis and 18% on an organic basis. Net sales from pass-through metals were $892 million and $340 million for the nine months ended September 30, 2026 and 2025, respectively.
•Assembly Solutions: net sales increased 63% on a reported basis and 16% on an organic basis. Pass-through metals pricing had a positive impact of 46% on reported net sales. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was driven by volume increases across several product categories in Asia highlighted by growth in solder paste and engineered preform materials for datacenter applications.
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

•Semiconductor Solutions: net sales increased 26% on a reported basis and 25% on an organic basis. Foreign exchange had a positive impact of 1% on reported net sales. The increase in organic net sales was primarily due to increased demand in Asia for plating solutions for advanced packaging and inflation on precious metals content within these products, as well as growth in power electronics.
Year to date, Specialties' net sales increased 10% on a reported basis and 2% on an organic basis.
•Industrial Solutions: net sales increased 4% on a reported basis and 2% on an organic basis. Foreign exchange had a positive impact of 2% on reported net sales. Organic growth was driven by pricing actions and improved volume of both functional and decorative plating chemistry in Europe.
•EFC: The Company completed the EFC Acquisition on January 2, 2026. See Note 2, Acquisitions, to the unaudited Condensed Consolidated Financial Statements for further information.
•Energy Solutions: net sales increased 3% on a reported basis and remained relatively flat on an organic basis. Foreign exchange had a positive impact of 3% on reported net sales. The increase in organic net sales was primarily due to pricing actions and an increase in production volumes from competitive wins.
Gross Profit

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Gross profit
Electronics	$241.6	$183.4	32%	31%	$706.7	$523.8	35%	34%
Specialties	100.8	93.6	8%	8%	292.4	270.1	8%	6%
Total	$342.4	$277.0	24%	23%	$999.1	$793.9	26%	24%

Gross margin
Electronics	31.0%	39.4%	(840) bps		32.4%	40.3%	(790) bps
Specialties	46.8%	49.0%	(220) bps		46.2%	46.9%	(70) bps
Total	34.4%	42.2%	(780) bps		35.5%	42.3%	(680) bps
Electronics' gross profit in the third quarter of 2026 increased by 32% on a reported basis and 31% on a constant currency basis. The Micromax Acquisition had a positive impact of $24.7 million, or 13%, on constant currency gross profit. The constant currency increase in gross profit dollars was primarily driven by broad-based organic volume growth across the Electronics businesses. Gross profit margins excluding net sales from pass-through metals decreased 150 basis points when compared to the third quarter of 2025. The decrease in gross margin excluding the impact of pass-through metals was primarily due to negative mix from lower margin precious metals-based product revenue.

Specialties' gross profit in the third quarter of 2026 increased by 8% on a reported basis and 8% on a constant currency basis. The EFC Acquisition had a positive impact of $11.9 million, or 13%, on constant currency gross profit. The constant currency decrease in gross profit dollars was primarily due to lower net sales in our higher margin Energy Solutions business. The decrease in gross margin was primarily due to net raw material inflation and accelerated depreciation for our production footprint optimization and earnings mix.

Year to date, Electronics' gross profit increased by 35% on a reported basis and 34% on a constant currency basis. The Micromax Acquisition had a positive impact of 13% on constant currency gross profit which includes $72.1 million of gross profit less an inventory step-up from purchase accounting of $3.2 million. The constant currency increase in gross profit dollars was primarily driven by broad-based organic volume growth across the Electronics businesses. Gross profit margins excluding net sales from pass-through metals improved 20 bps when compared to the prior year period. The increase in gross margin excluding the impact of pass-through metals was primarily due to positive mix from higher value product sales within the portfolio, including the Micromax products.

Year to date, Specialties' gross profit increased by 8% on a reported basis and 6% on a constant currency basis. The EFC Acquisition had a positive impact of 9% on constant currency gross profit which includes $26.7 million of gross profit less an inventory step-up from purchase accounting of $2.6 million. The MGS Transaction had a negative impact of $8.8 million, or 3%, on constant currency gross profit.
Operating Expenses

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Selling, technical, general and administrative	$205.6	$158.1	30%	30%	$597.5	$471.2	27%	26%
Research and development	22.9	18.1	27%	27%	62.6	50.2	25%	24%
Total	$228.5	$176.2	30%	30%	$660.1	$521.4	27%	25%
Operating expenses in the third quarter of 2026 increased 30% on a reported basis and 30% on a constant currency basis. The constant currency increase was primarily driven by $14.5 million of operating expenses related to businesses acquired in the first quarter of 2026 ($9.1 million from the Micromax Acquisition and $5.4 million from the EFC Acquisition), higher incentive compensation costs due to increased expectations for strong full year financial results and $12.3 million of higher non-recurring acquisition and integration costs; partially offset by a $5.9 million decrease in the fair value of the contingent consideration associated with the EFC Acquisition, primarily driven by our lower stock price as of September 30, 2026 when compared to June 30, 2026.

Year to date, operating expenses increased 27% on a reported basis and 25% on a constant currency basis. The constant currency increase was primarily driven by $35.1 million of operating expenses related to businesses acquired in the first quarter of 2026 ($21.0 million from the Micromax Acquisition and $14.1 million from the EFC Acquisition), higher incentive compensation costs due to increased expectations for strong full year financial results, $28.9 million of higher non-recurring acquisition and integration costs and a $3.4 million increase in the fair value of the contingent consideration associated with the EFC Acquisition in 2026; partially offset by $4.5 million of lower operating expenses due to the sale of MacDermid Graphics Solutions in the first quarter of 2025.
Other (Expense) Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2026	2025	2026	2025
Other (expense) income
Interest expense, net	$(22.8)	$(13.3)	$(68.3)	$(40.5)
Foreign exchange gains (losses)	6.0	(11.0)	11.8	(34.4)
Other (expense) income, net	(3.8)	(14.0)	0.6	(22.6)
(Loss) gain on divestitures	—	(7.0)	—	59.6
Total	$(20.6)	$(45.3)	$(55.9)	$(37.9)
Interest expense, net
For the three and nine months ended September 30, 2026 and 2025, interest expense, net increased $9.5 million and $27.8 million, respectively, primarily due to a higher outstanding term loan principal balance and lower interest income when compared to the prior year period as well as interest expense due to borrowings under the Company's revolving credit facility in 2026.

Foreign exchange gains (losses)
For the three and nine months ended September 30, 2026 and 2025, the fluctuations in foreign exchange gains (losses) were primarily driven by the remeasurement of intercompany loans.
Other (expense) income, net
For the three months ended September 30, 2026, other expense, net included $1.8 million of net losses associated with metals derivative contracts ($10.0 million of realized gains and $11.8 million of unrealized losses) and $1.0 million of charges due to highly inflationary accounting for our operations in Turkey. For the three months ended September 30, 2025, other expense, net included $11.6 million of net loses associated with metals derivative contracts ($5.2 million of realized and $6.4 million of unrealized losses) and $0.9 million of charges due to highly inflationary accounting for our operations in Turkey.

For the nine months ended September 30, 2026, other income, net included $2.9 million of net gains associated with metals derivative contracts ($15.0 million of realized losses and $17.9 million of unrealized gains) and $2.4 million of charges due to highly inflationary accounting for our operations in Turkey. For the nine months ended September 30, 2025, other expense, net included $21.3 million of net losses associated with metals derivative contracts ($8.0 million of realized and $13.3 million of unrealized losses), $3.0 million of charges due to highly inflationary accounting for our operations in Turkey and $1.8 million of debt extinguishment costs related to the partial prepayment of our term loans B-3.

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

For the three months ended September 30, 2026, the Company recognized income tax expense of $27.6 million as compared to $16.2 million in the same period for 2025. Income tax expense for the three months ended September 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to foreign-derived deduction eligible income (commonly referred to as FDDEI), an expense related to net Controlled Foreign Corporation tested income (commonly referred to as NCTI), and the impact of changes to the level and mix of earnings.

For the nine months ended September 30, 2026, the Company recognized income tax expense of $84.1 million as compared to $49.8 million in the same period for 2025. Income tax expense for the nine months ended September 30, 2026, includes a U.S. benefit related to claiming foreign tax credits, a recurring benefit from a U.S. tax deduction related to FDDEI partially offset with foreign tax credit valuation allowances of $6.4 million, NCTI, and the impact of changes to the level and mix of earnings. The foreign tax credit valuation allowance was required after taking into account the impacts on projected future taxable income from the EFC and Micromax Acquisitions, including significant tax-basis amortization of acquired intangible property and increased interest expense from the Add-on Term Loans.

Income tax expense for the three and nine months ended September 30, 2025, included a continued U.S. benefit related to claiming foreign tax credits and a benefit from a U.S. tax deduction related to foreign-derived intangible income (commonly referred to as FDII), partially offset by a $7.7 million multi-year tax settlement and the impact of changes to the level and mix of earnings.

On February 28, 2025, the Company completed the MGS Transaction and realized a gain. This transaction resulted in a nominal tax impact which reduced the effective tax rate primarily due to the realization of a deferred tax asset and an offsetting release of a valuation allowance.

See Note 11, Income Taxes, to the unaudited Condensed Consolidated Financial Statements for further information.
Segment Adjusted EBITDA Performance

	Three Months Ended		% Change		Nine Months Ended		% Change
	September 30,				September 30,
(dollars in millions)	2026	2025	Reported	Constant Currency	2026	2025	Reported	Constant Currency
Net income:
Total	$65.7	$39.3	67%		$199.0	$184.8	8%

Adjusted EBITDA:
Electronics	$148.3	$101.5	46%	45%	$408.9	$286.9	43%	40%
Specialties	42.7	45.4	(6)%	(6)%	127.9	124.4	3%	0%
Total	$191.0	$146.9	30%	29%	$536.8	$411.3	31%	28%

Net income margin:
Total	6.6%	6.0%	60 bps		7.1%	9.9%	(280) bps

Adjusted EBITDA margin:
Electronics	32.2%	29.9%	230bps		31.7%	29.9%	180bps
Specialties	19.8%	23.7%	(390)bps		20.2%	21.6%	(140)bps
Total	28.2%	27.7%	50bps		27.9%	26.8%	110bps
For the three months ended September 30, 2026, Electronics' Adjusted EBITDA increased 46% on a reported basis and 45% on a constant currency basis. The Micromax Acquisition had a positive impact of $19.3 million, or 19%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by the broad-based increase in sales across all businesses.

For the three months ended September 30, 2026, Specialties' Adjusted EBITDA decreased 6% on a reported basis and 6% on a constant currency basis. The EFC Acquisition had a positive impact of $7.1 million, or 16%, on constant currency Adjusted EBITDA. The remaining constant currency decrease was primarily driven by increased raw material inflation within the Energy Solutions business.

For the nine months ended September 30, 2026, Electronics' Adjusted EBITDA increased 43% on a reported basis and 40% on a constant currency basis. The Micromax Acquisition had a positive impact of $59.5 million, or 21%, on constant currency Adjusted EBITDA. The remaining constant currency increase was primarily driven by the broad-based increase in sales across all businesses.

For the nine months ended September 30, 2026, Specialties' Adjusted EBITDA increased 3% on a reported basis and remained relatively flat on a constant currency basis. The EFC Acquisition had a positive impact of $14.6 million, or 12%, on constant currency Adjusted EBITDA. The MGS Transaction had a negative impact of $5.3 million, or 4%, on constant currency

Adjusted EBITDA. The remaining constant currency decrease was primarily driven by higher corporate costs allocated to the segment.
Liquidity and Capital Resources
Our primary sources of liquidity during the nine months ended September 30, 2026 were the proceeds from the Add-on Term Loans, our revolving credit facility and available cash generated from operations. Our primary uses of cash and cash equivalents were to fund the Micromax Acquisition, the EFC Acquisition, to fund operations including working capital and capital expenditures, cash dividends and share repurchases. Our first significant debt principal payment of approximately $800 million is related to the maturity of our 3.875% USD Notes due 2028. In the third quarter of 2026, we paid a cash dividend of 8 cents per share. We currently expect to continue to pay a cash dividend on a quarterly basis; however, the actual declaration of any cash dividends as well as their amounts and timing, will be subject to the final determination of our Board of Directors based on factors including our future earnings and cash flow generation.
For the full year 2026, we expect our capital expenditures to be approximately $110 million. We believe that our cash and cash equivalents and cash generated from operations, supplemented by our availability under our lines of credit, including our revolving credit facility under the Credit Agreement, will be sufficient to meet our working capital needs, interest payments, capital expenditures, potential dividend payments and other business requirements for at least the next twelve months. However, working capital cycles and/or future repurchases of our common stock and/or acquisitions may require additional funding, which may include future debt and/or equity offerings. Our long-term liquidity may be influenced by our ability to borrow additional funds, manage interest rates, renegotiate existing debt and/or raise new equity or debt under terms that are favorable to us.
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
During the nine months ended September 30, 2026, approximately 77% of our net sales were generated from non-U.S. operations, and we expect a large portion of our net sales to continue to be generated outside of the U.S. As a result, our foreign subsidiaries will likely continue to generate a substantial portion of our cash. We manage our worldwide cash requirements with available funds generated by the many subsidiaries through which we conduct business. We expect to continue to have cost efficient access to those funds on a global basis. We may transfer cash from certain international subsidiaries to the U.S. and/or other international subsidiaries when we believe it is cost effective to do so. Of our $225 million of cash and cash equivalents at September 30, 2026, $176 million was held by our foreign subsidiaries.
The following is a summary of our cash flows provided by (used in) operating, investing, and financing activities during the periods indicated:

	Nine Months Ended
	September 30,
(dollars in millions)	2026	2025
Cash provided by operating activities	$192.2	$198.7
Cash (used in) provided by investing activities	$(949.0)	$304.9
Cash provided by (used in) financing activities	$355.1	$(281.1)
Operating Activities
The decrease in net cash flows provided by operating activities of $6.5 million was primarily driven by higher investment in working capital from rising metals prices partially offset by higher cash operating profits (net income adjusted for non-cash items), including higher earnings as a result of the Micromax Acquisition and the EFC Acquisition.

Investing Activities
During the nine months ended September 30, 2026, we paid $494 million in connection with the Micromax Acquisition and $367 million in connection with the EFC Acquisition and paid approximately $38.2 million in higher capital expenditures due to several large projects, including the initial build out for Kuprion capacity and plant consolidation projects. During the nine months ended September 30, 2025, we received cash proceeds of $324 million from divestitures, primarily related to the closing of the MGS Transaction.
Financing Activities
During the nine months ended September 30, 2026, we received cash proceeds of $449 million from the Add-on Term Loans and $15.0 million in net borrowings from the revolving credit facility. In addition, we paid $59.3 million of cash dividends on shares of our common stock and $37.7 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program. During the nine months ended September 30, 2025, we prepaid $200 million of our term loans B-3. In addition, we paid $58.4 million of cash dividends on shares of our common stock, $19.4 million in aggregate for the repurchase of shares of our common stock under our stock repurchase program and $4.9 million for shares of our common stock withheld to satisfy the tax withholding requirements related to the vesting of RSUs, partially offset by proceeds of $4.2 million received for stock options exercised included in "Other, net."
Financial Borrowings
Credit Facilities and Senior Notes
At September 30, 2026, we had $2.08 billion of indebtedness, net of unamortized discounts and debt issuance costs of $12.6 million, which was comprised of:
•$1.28 billion of term debt arrangements outstanding under our term loans;
•$800 million of 3.875% USD Notes due 2028; and
•$15.0 million outstanding under our revolving credit facility.
Availability under our revolving credit facility and various lines of credit and overdraft facilities totaled $506 million at September 30, 2026 (net of $7.0 million of stand-by letters of credit which reduce our borrowing capacity).
Covenants
At September 30, 2026, we were in compliance with the debt covenants contained in the Credit Agreement and the indenture governing our 3.875% USD Notes due 2028.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our 2025 Annual Report and Form 10-Q for the quarterly period ended June 30, 2026. For information on the termination of our planned merger with Solstice, refer to Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table provides information about purchases by the Company during the three months ended September 30, 2026 of equity securities of the Company:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Repurchase Program(1) (in millions)
July 1 - July 31	—	$—	—	$556
August 1 - August 31	116,335	$34.29	116,335	$552
September 1 - September 30	987,551	$34.02	987,551	$518
Total	1,103,886	$34.05	1,103,886
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
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Director and Officer 10b5-1 Trading Arrangements
None

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
(b)(e) Effective October 19, 2026 (the “Effective Date”), Richard L. Fricke transitioned from his role as President, Electronics and a named executive officer of the Company to become a special advisor to the Company. Matthew Liebowitz will assume Mr. Fricke’s responsibility. In the context of this management transition, Mr. Liebowitz was appointed Chief Operating Officer of the Company while Carey Dorman was appointed President and Chief Financial Officer. Both were previously appointed executive officers and named executive officers of the Company.
In connection with this transition, Mr. Fricke and the Company entered into a letter agreement and release (the "Letter Agreement") pursuant to which Mr. Fricke agreed to a customary release and restrictive covenants, including non-competition and non-solicitation obligations as well as confidentiality provisions. In addition, the Letter Agreement provides that Mr. Fricke will be entitled to receive, among other things: (i) a consultant fee over a period of up to 36 months; (ii) his annual incentive cash bonus pursuant to the Company's 2026 annual bonus plan when such bonuses are paid to active employees of the Company; (iii) continuation of coverage under the Company's medical and/or dental insurance plans until the occurrence of certain events described in the Letter Agreement; and (iv) subject to their time and performance vesting criteria, the vesting of time-based restricted stock units and performance-based restricted stock units awards granted in 2024, 2025 and 2026 according to their original performance targets within the performance period set forth in the applicable grant agreements.
A copy of the Letter Agreement is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference. The foregoing summary of the Letter Agreement is not intended to be complete and is qualified in its entirety by reference to the text of the Letter Agreement.

Item 6.    Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description
2.1
Termination Agreement, dated as of August 27, 2026, by and among the Company, Solstice Advanced Materials Inc., Solar Merger Sub One Inc. and Solar Merger Sub Two LLC (filed as Exhibit 2.1 of the Current Report on Form 8-K filed on August 27, 2026, and incorporated herein by reference)

3.1(a)
Certificate of Incorporation dated January 22, 2014 (filed as Exhibit 3.1 of Post-Effective Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-192778) filed on January 24, 2014, and incorporated herein by reference)

3.1(b)	Certificate of Amendment of Certificate of Incorporation dated June 12, 2014 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on June 13, 2014, and incorporated herein by reference)
3.1(c)	Certificate of Amendment of Certificate of Incorporation dated January 31, 2019 (filed as Exhibit 3.1 of the Current Report on Form 8-K filed on February 5, 2019, and incorporated herein by reference)
3.2	Amended and Restated By-laws dated April 25, 2023 (filed as Exhibit 3.2 of the Quarterly Report on Form 10-Q filed on April 27, 2023, and incorporated herein by reference)
10.1*	Letter Agreement, dated October 16, 2026, by and between the Company and Richard L. Fricke
31.1*	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Principal Executive Officer and Principal Financial Officer Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101. INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
104**	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibits 101)
*    Filed herewith.
**     Furnished herewith.
***    Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this October 22, 2026.

ELEMENT SOLUTIONS INC

By:	/s/ Michael Russnok
Michael Russnok
Chief Accounting Officer
(Principal Accounting Officer)